Form 10-Q
period 1997-09-30
GOLDEN PHOENIX MINERALS INC /FA/
filed 1997-11-10
CIK 1042784

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1997
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ----- to -----.

                          GOLDEN PHOENIX MINERALS, INC.
             (Exact Name of Registrant as specified in its charter)

                  Minnesota                            41-1878178
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)               Identification Number)

                  3595 Airway Dr. Suite 405 Reno, Nevada 89511
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 853-4919
              Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes __X__  No _____

The number of shares outstanding of the Registrant's
Common Stock as of September 30, 1997 was 12,988,000

Transitional Small Business Disclosure Format (check one):
Yes _____  No _____

                       GOLDEN PHOENIX MINERALS, INC.INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I Financial Information

   Item 1 Financial Statements

          Condensed Balance Sheet as of September 30, 1997.                    3

          Condensed Statement of Loss and Operating Deficit
          for the Three Months Ended September 30, 1997.                       4

          Condensed Statement of Cash Flows for the Three Months Ended
          September 30, 1997.                                                  5

          Notes to Condensed Financial Statements.                             7

   Item 2 Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

PART II Other Information

   Item 6 Exhibits and Reports on Form 8-K                                     9

SIGNATURE                                                                     10

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                      Three Months Ended September 30, 1997

                                     ASSETS

Current Assets
         Cash and Cash Equivalents                            $    81,289
         Investments                                            1,600,000
         Prepaid Expenses                                           8,940
                                                              -----------
                  Total Current Assets                          1,690,229
                                                              -----------
Deferred Exploration Cost                                          22,777
                                                              -----------
Other Assets
         Refundable Deposits                                        2,500
                                                              -----------

Property and Equipment
         Mining Properties and
         Claims                                                   250,000
         Equipment and Furniture                                   13,202
                                                              -----------
                                                                  263,202
         Less Accumulated Depreciation                                996
                                                              -----------
                  Total Property and Equipment                    262,206
                                                              -----------

                                                                1,977,712
                                                              ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
         Accounts Payable                                          87,286
         Accrued Liabilities                                        1,221
         Current Portion of Long Term Debt                        250,000
                                                              -----------
                  Total Current Liabilities                       338,507
                                                              -----------
Long Term Debt, Net of Current Portion                          1,000,000
                                                              -----------

                                                              -----------
Due Shareholders                                                  337,000
                                                              -----------

Stockholders' Equity
         Common Stock                                             790,000
         Deficit Accumulated During
              Development Stage                                  (487,795)
                                                              -----------
                  Total Stockholders' Equity                      302,205
                                                              -----------

                                                              $ 1,977,712
                                                              ===========


The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                CONDENSED STATEMENT OF LOSS AND OPERATING DEFICIT
                                   (Unaudited)
                      Three Months Ended September 30, 1997


Revenues                                    $       --

Operating Costs and
    Expenses
         General and Administrative              206,347
         Exploration                             281,531
                                            ------------
                  (Loss) From Operations        (487,878)

Other Income
         Interest                                     83
                                            ------------

Net Loss Before Provision
For Income Taxes                                (487,795)

Provision For Income Taxes                  $       --
                                            ------------

Net Loss / Operating Deficit                    (487,795)
                                            ============

Net Loss Per Share
(Primary and Fully Diluted):                $      (0.03)
                                            ------------

Weighted Average
   Common Shares Outstanding
   (primary and fully diluted):               16,802,348
                                            ============


The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                      Three Months Ended September 30, 1997


Cash Flows From Operating Activities
         Net Loss                                         $  (487,795)
         Adjustments to Reconcile Net Loss
              To Cash Provided by Operating Activities
              Depreciation                                        996
             (Increase) in Investments                     (1,600,000)
             (Increase) in Prepaid Expenses                    (8,940)
             (Increase) in Deposits                            (2,500)
              Increase in Accounts Payable                     87,286
              Increase in Accrued Liabilities                   1,221
                                                          -----------
                  Net Cash (Used) by
                  Operating Activities                     (2,009,732)
                                                          -----------

Cash Flows From Investing Activities
         Purchase of Mining Properties
            And Claims                                        250,000
         Purchases of Equipment and Furniture                  13,202
         Increase in Deferred Exploration Costs                22,777
                                                          -----------

                  Net Cash (Used) by
                  Investing Activities                       (285,979)
                                                          -----------

Cash Flows from Financing Activities
         Proceeds From Issuance of Debt                     1,937,000
         Payment of Debt                                     (350,000)
         Proceeds from Issuance of Stock                      790,000
                                                          -----------

                  Net Cash Provided by
                    Investing Activities                    2,377,000
                                                          -----------

Net Increase in Cash
         And Equivalents                                       81,289

Cash and Equivalents, Begging of Period                          --

Cash and Equivalents, End of Period                       $    81,289
                                                          ===========


The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                      Three Months Ended September 30, 1997


Supplemental Disclosure of Cash Flow Information

Cash Paid during the Period
         For Interest, Net of Amount
         Capitalized                                   $        -

Cash Paid During the Period
         For Income Taxes                              $        -






The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Interim Financial Statement Policies and Disclosures

The interim, unaudited, condensed financial statements of GOLDEN
PHOENIX MINERALS, INC. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the initial three months ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Income Taxes

No provision for income taxes was required in 1997 because of the net operating loss.

Net Income per Share

Net income per share is computed based on the weighted-average number of shares of common stock and common stock equivalents, if dilutive, actually outstanding during the period.

On a primary basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding (1) using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the average market price, and (2) using the as-converted method for convertible debentures.

On a fully diluted basis, net income per share is based on common stock equivalents adjusted to reflect additional shares that would be outstanding (1) using the treasury stock method assuming exercise of dilutive stock warrants and stock options having exercise prices less than the period end market price (when greater than the average market price), and (2) using the as-converted method for convertible debentures.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which establishes a new accounting standard for the computation and reporting on net income per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early adoption is prohibited. The Company expects that there will be no material effect upon implementing SFAS No. 128 on its net income per share computations.

Note 3 - Long-Term Debt

Long-term debt is summarized as follows:
         September 30, 1997

         Agreement to purchase J. D. Welsh 30% interest in joint venture with Cambior Exploration USA, Inc. The Company's percentage of ownership increases proportionate with each installment, and no interest is charged. Scheduled Payments are as follows:

Payment Date                   Payment Amount              % Ownership
------------                   --------------              -----------
July 22, 1997                  $250,000 to Welsh
                               $100,000 to Cambior         25%
Jan. 1, 1998                   $50,000 to Welsh
                               $100,000 to Cambior         30%
June 1, 1998                   $100,000 to Welsh           35%
Jan. 1, 1999                   $200,000 to Welsh           50%
June 1, 1999                   $200,000 to Welsh           65%
Jan. 1, 2000                   $300,000 to Welsh           80%
June 1, 2000                   $300,000 to Welsh           100%
                              -------------------------
                               $1,600,00
Less Previous Payments         $(350,000)
Less Current Portion           $(250,000)
                              -------------------------
Total Long Term Debt           $1,000,000

However, see "OUTLOOK" below, for the Company's right to issue shares of its common stock in lieu of the above payments to J. D. Welsh & Associates.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 21E of the Securities Exchange Act of 1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities and dependence on existing management. The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.

RESULTS OF OPERATIONS

No operational revenue has been generated in the first quarter of development. All Company activities have been directed toward exploration activities and acquisition of properties. The Company has exploration properties in Alaska, Nevada and California.

The Company has entered into a joint venture agreement with Kennecott Exploration, ("Kennecott") Inc. on its High Grade property located in Modoc County, California. The agreement was signed on September 19, 1997 and gives the Company the option to acquire a 100% interest in the property over a three year period. The agreement calls for Golden Phoenix to spend $200,000 the first year, $300,000 the second year, and $500,000 the last year for a total of $1,000,000 in exploration work commitments on the property. The Company will also pay Kennecott $200,000 in cash or the equivalent hereof in the Company's stock to complete the exercise of the option. Kennecott has reserved the right to buy back a 51% interest in the property at the time of a positive feasibility study for 150% of 51% of all exploration expenses at the time of such feasibility study. If Kennecott chooses not to exercise the right to buy back into the property, Kennecott will retain a 2% net smelter return royalty on the property.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh interest in the Borealis property is presently a joint venture with Cambior Exploration USA, Inc. ("Cambior"). The Company can purchase Welsh's interest in Borealis over three years for a total of $1,600,000 in payments. The initial payments to Welsh and Cambior secure 25% of Welsh's interest in Borealis or approximately 8% of the joint venture. The Company will be carried through positive mining feasibility by Cambior, the operator of the project. Cambior Exploration USA must spend $7,000,000 over seven years to earn a 70% interest in the property.

The Company acquired on September 18, 1997 an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (collectively "Lewis Companies") for an option payment of $250,000. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. These companies also own various pieces of mining equipment, and structures located on the mineral properties in Nevada. The purchase price for the Lewis Companies and all their real and personal property assets is $20,000,000. The option to purchase expires on December 31, 1997. The company is actively seeking funding for this acquisition and is also involved in negotiations with other companies to share the cost of, and thereby acquire an interest in, the Lewis Companies and their mining properties and other assets. The Company believes it will be successful in raising the $20,000,000 purchase price. However, should the Company and any joint venture partner be unable to raise the $20,000,000 in funding to acquire those companies, the option to purchase will expire without any value retained by the Company.

Exploration costs have been incurred in connection with the properties in California, Alaska and Nevada. These costs have been incurred for the location of prospect sites and mining claims, and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other exploration costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further exploration.

No provision for income taxes was recognized for the first quarter development due to net operating losses accrued.

Interest income was of minimal amounts for the first quarter of development.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the company had $1,351,722 in working capital. A significant portion of the working capital is allocated to the joint venture with Cambior Exploration USA, Inc., involving the Borealis Property. The total Borealis Property interest acquisition cost is $1,600,000. An initial payment of $350,000 was paid, the current portion of the debt owed on this investment is $250,000 and the long term portion is $1,000,000, all of which would be due if the investment were liquidated. The ability of the Company to satisfy the cash requirements of its development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company. See "OUTLOOK" below.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners to acquire the Lewis Companies, but the Company has not yet finalized commitments for such financing or joint venturing. No assurance can be given that the Company will obtain all of the financing to purchase the Lewis Companies.

OUTLOOK

The Company will issue two hundred twenty five thousand (225,000) common shares of Golden Phoenix Minerals, Inc. to J. D. Welsh & Associates in full consideration of all future payments for the remaining 75% interest in the joint venture with Cambior Exploration USA. The Company will remain obligated to pay Cambior Exploration USA $100,000 on or before January 5, 1998. This transaction will eliminate respectively, $150,000 and $1,000,000 of short and Long Term Debt.

PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 F. W. Lewis option agreement
         27   Financial Data Schedule

(b) No reports were filed on Form 8-K during the three-month period ended September 30, 1997.


                  SIGNATURE
                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLDEN PHOENIX MINERALS, INC.
                              (Registrant)



October 21, 1997               BY:  /s/ Michael R. Fitzsimonds
(Date)                              Michael R. Fitzsimonds
                                    President