Form 10KSB
period 1997-12-31
GOLDEN PHOENIX MINERALS INC /FA/
filed 1998-04-06
CIK 1042784

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-22905

                          GOLDEN PHOENIX MINERALS, INC.
             (Exact name of registrant as specified in its charter)

                  Minnesota                               41-1878178
        (State or other jurisdiction           (IRS Employer Identification No.)
      of Incorporation or Organization)

                      3595 Airway Drive, Reno, Nevada 89511
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (702) 853-4919

Securities registered pursuant to Section 12(b) of the Act:
                        12,000,000 Shares Of Common Stock
                        500,000 shares of Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1997, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $8,181,733.

13,384,810 shares of Registrant's Common Stock, no par value were outstanding on December 31, 1997, prior to the effectiveness of the latest practicable date.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS

                                                                            Page
                                                                            ----

PART I

     Item 1.     BUSINESS                                                     4

     Item 2.     PROPERTY                                                    10

     Item 3.     LEGAL PROCEEDINGS                                           27

     Item 4.     SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                         27

PART II

     Item 5.     MARKET FOR REGISTRANT'S COMMON
                 EQUITY AND RELATED STOCKHOLDER
                 MATTERS                                                     28

     Item 6.     SELECTED FINANCIAL DATA                                     28

     Item 7.     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                   28

     Item 8.     FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA                                          33

     Item 9.     DISAGREEMENTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE                                        33

PART III

     Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
                 THE REGISTRANT                                              33

     Item 11.    EXECUTIVE COMPENSATION                                      34

     Item 12.    SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT                            35

     Item 13.    CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS                                                36

PART IV

            Item 14.    EXHIBITS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K                    36


                                     PART I

Item 1. - BUSINESS


            Golden Phoenix Minerals, Inc. (the "Company") was formed in Minnesota on June 2, 1997 and has had limited operations.

            The Company plans to produce economically valuable minerals from the mineral properties it currently controls, and from mineral properties that it will acquire in the future. The Company intends to concentrate its exploration efforts in the Western United States and Alaska.

            The Company's corporate directors, officers and technical support team is comprised of 8 former senior management, geological exploration and development staff members from Santa Fe Pacific Gold Corp. (SFPG) and one senior exploration manager from Rio Tinto (RTZ/Kennecott). This experienced and diverse team has in excess of 100 years of major corporate mineral exploration, development and gold production experience.

            Golden Phoenix's key employees were actively involved in the exploration, discovery and development activities of SFPG, which was the sixth largest gold producer in North America before it was purchased by Newmont Gold, North America's largest gold producer, for $2.2 billion. SFPG discovered and developed over 28 million ounces of gold reserves with annual production in excess of 800,000 ounces.

            The Company will provide joint venture opportunities to other selected mining companies, to conduct exploration or development on mineral properties the Company owns or controls. The Company and its joint venture partners will explore and develop selected properties to a stage of proven and probable reserves, at which time the Company will then decide whether to sell its interest in a property or take the property into production with its joint venture partner. By joint venturing its properties and thereby reducing its share of the costs for exploration of those properties, the Company can maintain, while continuing to acquire, an interest in a portfolio of gold and base metals properties in various stages of mineral exploration and development. This corporate strategy will minimize financial risk that the Company would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

            The Company believes that it can create the basis for a competitive minerals exploration company through assembling a unique group of individuals with experience in target generation and discovery, resource evaluation and mine development. The technical team that the Company has assembled consists of two geological engineers with 42 years of combined experience in the economic evaluation of mining properties, three geologists with 54 years of combined experience in mineral exploration, one professional land surveyor who is also an explorationist with 19 years experience, and one landman/lawyer with 15 years experience in the minerals industry.

            There are at least five sources of land for exploration by the
Company: public lands, private fee lands, aboriginal tribal lands, unpatented mining claims, and patented mining claims. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the U. S. Forest Service, state governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

            There are numerous levels of government regulation associated with the activities of exploration and mining companies. The only two types of permitting which the Company should have to be concerned with in the near future are "Notice of Intent" and "Plan of Operations". Both types of procedures will be necessary in the next twelve months. The Company has not yet filed for any of these permits and cannot guarantee that the regulatory agency will in a timely manner approve, if at all, the necessary permits. Further, it will be necessary to obtain or post a bond for the reclamation of the proposed surface disturbance.

            The total cost and effects on the Company's operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when it is initiated.

JOINT VENTURES

            The company has signed an acquisition agreement ("Welsh Agreement") with J. D. Welsh & Associates ("Welsh") to acquire 100 percent of Welsh's 30 percent interest in the Borealis Mine project in Mineral County, Nevada. The Company has initially paid Welsh US$250,000 and 50,000 shares of its common stock (valued at US$2.10) for an initial 25 percent ownership in Welsh's 30 percent participating interest in the Borealis Mine project. The Company can purchase Welsh's entire interest by completing scheduled payments totaling an additional US$1.25 Million over the next 3 years. The Company is carried through positive feasibility after the completion of the Welsh payments. Cambior Exploration USA, Inc. ("Cambior USA") currently has a 70 percent interest in the project subject to spending US$7Million over the next 7 years. Cambior is the operator of the Borealis Mine project. If Cambior fails to make its required work commitment then the property will revert to 100 percent ownership and operation by the Company. The Welsh Property Agreement is included as exhibit
10.2 of this report.

            An agreement to acquire the property called High-Grade has been entered into with Kennecott Exploration Company ("Kennecott"), a subsidiary of Rio Tinto Plc., and will allow the Company to earn-in a 100 percent interest in the property. Kennecott Exploration has retained a buy-back option at the time a positive feasibility study is completed. Should Kennecott exercise that option, they would become mine operator and reimburse the Company 150 percent of 51 percent of its exploration expenditures to enter into a 51 percent-49 percent joint mining venture; if not, Kennecott would reduce to a 2 percent net smelter return royalty. The Company has agreed to make a US$1Million work commitment over 3 years and a cash or stock payment of US$200,000. No other payments are required. The Kennecott agreement is included as exhibit 10.3 of this report.

FUNDING

            The Company plans to finance its operations through the exercising of common stock options controlled by key directors of the Company. As part of the formation of the Company, the Board of Directors resolved to create two million options with one million at US$2.00 and one million at US$3.00. These were created respectively in the names of Michael R. Fitzsimonds, president, and Donald J. McDowell, executive vice president, for the purpose of raising additional financing as the company needed operating capital for its exploration and development activities. The Company will also offset some of its cost by joint-venturing its properties with other mining groups for exploration and development while paying fees to Golden Phoenix Minerals, Inc. for the right to acquire an interest in the property.

COMPETITION

            Over the last five years the imposition of claim rental fee policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has opened prospective mineral ground for location and acquisition. Recently, however, mining claim staking by the major mining companies on public lands has increased and may be signaling a more competitive environment for the Company in the future.

SEASONAL EFFECTS

            The Company has positioned itself to handle any seasonal aspect of the exploration business by locating properties in differing climatic zones, thus allowing field work on a near year-round basis. Problems of access and inclement weather will be minimized through strategic planning of fieldwork.

CAPITAL EQUIPMENT

            The only capital equipment the Company plans to purchase in the next twelve months will be field vehicles and computer equipment. The field vehicles will be for staff professionals only, all contractors will provide their own vehicles. The computer equipment will aid in the analysis of geologic data and in the preparation of reports for shareholders. The Company will be able to evaluate and make decisions on the economic viability of a mineral property more efficiently with the appropriate computer equipment and software.

STAFFING

            The Company has expanded its staffing level with three professionals to cover land issues, resource evaluation and project evaluation during the last three months of 1997. The Company does not anticipate adding any further permanent staff in the next twelve months of operation. The Company will employ independent contractors to fulfill short-term needs and obligations.

ENVIRONMENTAL CONTROLS

            The Company is required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. In 1997, the BLM amended its surface management regulations to require bonding of all hardrock and exploration operations greater than casual use. Until the EPA formally proposes the new regulatory program, there is not a sufficient basis on which to predict the potential impacts of such regulations on the Company.

            Many states, including the State of Nevada (where a majority of the Company's properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.

            The Company's compliance with federal and state environmental laws may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in the Company's intended exploration, development and production activities. Further, new or different environmental standards imposed by governmental authorities in the future could adversely affect the Company's business activities.

PROPOSED LEGISLATION AFFECTING THE MINING INDUSTRY

            During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law") which governs mining claims and related activities on federal lands. In 1992, a holding fee of US$100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on "net profits" from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on the Company as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on the federal unpatented mining claims held by the Company because many of the Company's properties consist of unpatented mining claims on federal lands. The Company's financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.

UNCERTAINTY OF DEVELOPMENT AND PROPERTY ECONOMICS

            Exploration for and production of minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology.

            The Company's decision, as to whether any of the mineral properties it now holds or which it may acquire in the future contain commercially minable deposits, and whether such properties should be brought into production, depends upon the results of its exploration programs and/or feasibility analyses and the recommendations of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to, the: (i) receipt of government permits; (ii) costs of bringing the property into production, including exploration and development work, preparation of feasibility studies and construction of production facilities costs; (iii) availability and costs of financing; (iv) ongoing costs of production; (v) market prices for the metals to be produced; and (vi) estimates of reserves or mineralization. No assurance can be given that any of the properties the Company owns, leases or acquires contain (or will contain) commercially minable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties.

UNCERTAINTY OF TITLE

            A majority of the Company's properties consist of unpatented mining claims, which the Company owns or leases. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. Under this law, if a claimant complies with the statute and the regulations for the location of a mining claim or mill site claim, the claimant obtains a valid possessory right to the land or the minerals contained therein. To preserve an otherwise valid claim, the claimant must also make certain additional filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay an annual holding fee of US$100 per claim. If a claimant fails to make the annual holding payment or make the required filings, the mining claim is void or voidable.

            Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and mining claims may be challenged by rival mining claimants and the United States. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged.

            Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No generally applicable title insurance is available for mining. As a result, some of the titles to the Company's properties may be subject to challenge.

MINING RISKS AND INSURANCE

            The Company's operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although the Company currently maintains insurance within ranges of coverage consistent with industry practice to ameliorate some of these risks, no assurance can be given that such insurance will continue to be available at economically feasible rates, or that the Company's insurance is adequate to cover the risks and potential liabilities associated with exploring, owning and operating its properties. Insurance against environmental risks is not generally available to the Company or to other companies in the mining industry.

UNKNOWN ENVIRONMENTAL LIABILITIES FOR PAST ACTIVITIES

            Mining operations involve a potential risk of releases to soil, surface water and groundwater of metals, chemicals, fuels, liquids having acidic properties and other contaminants. In recent years, regulatory requirements and improved technology have significantly reduced those risks. However, those risks have not been eliminated, and the risk of environmental contamination from present and past mining activities exists for mining companies. Companies may be liable for environmental contamination and natural resource damages relating to properties, which they currently own or operate or at which environmental contamination occurred while or before they owned or operated the properties. However, no assurance can be given that potential liabilities for such contamination or damages caused by past activities at these properties do not exist.

DEPENDENCE ON KEY PERSONNEL

            The Company is dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Chairman of the Board of Directors; Donald J. McDowell, Executive Vice President; and Daniel T. Taylor Vice President of Exploration. The loss of any of these individuals could have a material adverse effect on the Company's business and operations. The Company currently does not have key person insurance on these individuals.

RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS

            The Company periodically considers the acquisition of mining claims, properties and businesses. In connection with any such future acquisitions, the Company may incur indebtedness or issue equity securities, resulting in dilution of the percentage ownership of existing stockholders. The Company intends to seek stockholder approval for any such acquisitions only to the extent required by applicable law, regulations or stock market listing rules.


Item 2. - PROPERTY

            The Company owns, or controls through leases and mining claims, 99,540 acres of mining and mineral exploration properties within the states of Nevada, California and Alaska. The properties are categorized into project areas. Table 2.1 provides an overview of the Company's projects in terms of acreage and the nature of the property holding. The Long Canyon and Monarch project areas were evaluated during the 1997 field season and were determined to not be viable and were subsequently dropped.

TABLE 2.1 - COMPANY PROPERTIES AND PROJECTS

                                                      Alaska      Federal
                                                      State       Unpatented
                                                      Mineral     Mining
                                                      Leases      Claims
Company Project               Geographical Region     (Acres)     (Acres)
----------------------------------------------------------------------------
Borealis J.V.*                Mineral County, NV                   10,330
High Grade**                  Modoc County, CA                      1,760
Garamendi                     Elko County, NV                         260
Long Canyon***                Elko County, NV                           0
Medicine Man                  Elko County, NV                       2,000
Exxon                         Elko County, NV                       2,000
McNew                         Elko County, NV                       1,360
Blue Basin                    Elko County, NV                       1,200
Monarch***                    Elko County, NV                           0
Contact                       Elko County, NV                       5,440
Mount Hamilton                White Pine, County NV                 2,960
Paxson Area
      Chisna                  Alaska                   2,080
      Chisna West             Alaska                   2,240
      Chistochina             Alaska                   2,270
      PG&E                    Alaska                   2,560
North Delta                   Alaska                   1,280
Richardson District           Alaska                  15,360
Stone Boy                     Alaska                   1,920
Healy-Cantwell
      Sugarloaf               Alaska                   2,240
      Panorama                Alaska                   1,600
      Caribou                 Alaska                   1,280
      Revine                  Alaska                   2,560
Circle                        Alaska                   5,760
Bonnifield District
      Grizzly Peak            Alaska                   1,280
      Kansas Gold             Alaska                   2,400
      Chute Rogers            Alaska                   2,400
      Mystic Mountain         Alaska                   1,232
      Glacier Creek           Alaska                   3,200
      Forgotten Creek         Alaska                   1,920
      Glory Creek             Alaska                   3,360
      Cirque                  Alaska                   2,161
      Big Mac                 Alaska                   1,280
      West Dry Creek          Alaska                     720
      East Dry Creek          Alaska                     960

      Slide Creek             Alaska                   2,990
      Grubstake Creek         Alaska                   3,726
      Gossan Peak             Alaska                   1,280
      Divide                  Alaska                   1,920
      Patty                   Alaska                   2,560

*           Joint Venture operated by Cambior USA
**          Joint Venture with Kennecott Exploration (Rio Tinto)
***         Dropped after 1997 evaluation


            The following sections discuss the existing exploration projects owned or controlled by the Company.

BOREALIS JOINT VENTURE  MINERAL COUNTY, NV

            Tenneco Resources put the Borealis mine property into production in the early 1980s as a low-cost oxide heap-leach mining operation. Tenneco Resources and its successor, Echo Bay Minerals, Inc., produced more than 600,000 ounces of oxide gold from Borealis in the 1980s with an average grade of 0.059 ounce per ton (opt) gold. The sulfides were never mined, although significant resources were encountered. After mine closure, Santa Fe Pacific Gold Corp. conducted additional sulfide exploration and development on the property. Cambior USA and Golden Phoenix Minerals currently control the property. Cambior USA, as operator of the property, is earning a 70 percent interest in the project from Golden Phoenix Minerals by spending US$7 million over seven years with 1998 marking the second year of the joint venture. Golden Phoenix Minerals will not be required to contribute any funds prior to a positive feasibility report.

            The current land position consists of over 500 unpatented mining claims encompassing approximately 10,000 acres.

            The property is a volcanic-hosted epithermal system marked by large areas of silicification, hydrothermal brecciation and advanced argillic alteration. The stratigraphy consists of primarily Tertiary andesite flows and tuffs.

            Cambior USA completed the data compilation and the planned geological, geochemical and geophysical work programs on the property during 1997. They are currently reviewing the engineering, resource modeling and metallurgical data. Cambior USA has completed a plan of operations and an environmental assessment of the property. The plan of operations outlines the location of 66 drill sites that will be utilized during the evaluation program. Cambior USA plans to commence their exploration and pre-development drilling program in the early spring of 1998. This exploration and development drilling program will include the continued exploration and development of the Freedom Flats/Graben sulfide resource area that is reported to contain an estimated 205,000 ounces of gold at an average grade of 0.22 opt gold utilizing a cut-off grade of 0.10 opt gold. A separate exploration program is designed to test additional anomalies and expand existing resources elsewhere on the property.

HIGH GRADE PROJECT   MODOC COUNTY, CA

            The High Grade district is located in the Warner Mountains approximately 30 miles northeast of Alturas in Modoc County, California. The Company can earn a 100 percent interest in the property from Kennecott by spending US$1 million in work commitments over three years commencing in 1997. Kennecott has retained a buy-back right at the time a positive feasibility study has been completed. Should Kennecott exercise the buy-back option, it would become mine operator, if not, Kennecott would reduce their interest to a two percent (2%) net smelter returns royalty (NSR).

            A group in Spokane, Washington originally staked the property in the late 1970s. Nord Resources was the first major company to lease the property and drilled 34 holes from 1981 to 1983. FMC completed a 34-hole drill program from 1983 to 1985. Nord Resources drilled an additional 30 holes in 1986. Over the next seven years the property sat idle, although the unpatented claims were maintained. In 1994 the claim rental fee requirement resulted in significant claim abandonment. In 1995 Kennecott became interested in the property and obtained the claims from Donald J. McDowell who had relocated the claims. The current land position consists of 86 unpatented mining claims. Two small, but strategically important, adjacent land positions need to be acquired. They consist of four claims and one patented claim, respectively. Kennecott initiated and advanced negotiations with the landowners late in 1996 but did not complete any agreements. The Company is negotiating with the owners of those properties for a lease with option to purchase. An independent surveying company has completed a survey of the entire land package to ensure the integrity of the land status over the resource/exploration area.

            The High Grade district is a gold bearing volcanic-hosted epithermal system that outcrops along a three-mile long, one-mile wide northeast trending belt. Post-mineral basalt and colluvium to the northeast and southeast conceal mineralized lithologies. Disseminated gold is hosted in Tertiary rhyolitic domes, flows and tuffaceous sediments, while high-grade mineralization is associated with veins, breccias and fault zones. The 98 holes drilled on the property prior to acquisition by Kennecott are confined to two small areas with the average hole depth less than 200 feet and the maximum depth 445 feet. More than one-half of the existing drill holes intersected ore-grade gold mineralization; many were terminated in greater than 1 ppm gold material. Some of the higher-grade intercepts include 50 feet averaging 0.051 opt gold, 40 feet of 0.102 opt gold, and 20 feet at 0.165 opt gold; all of which occur at depths less than 100 feet. Surface rock geochemistry has identified many areas with values greater than 3 ppm (0.087 opt) gold that have never been drill tested.

            The target objective is to develop the existing gold resource by stepping-out from known high-grade mineralization to develop a bulk-minable multi-million ounce gold reserve. A review of the geology, structure, alteration and mineralization indicate that many favorable targets remain untested on the property. This suggests that a large minable reserve could be developed similar to that found at the Rawhide deposit in Nevada, which contains over 30 million tons of ore with an average grade of 0.04 opt gold and 0.36 opt silver.

GARAMENDI PROJECT   ELKO COUNTY, NV

            The Garamendi project area is located approximately 25 miles north of Elko, Nevada at the northern end of the Adobe Range in northeastern Nevada. The project area is located within a checkerboard of fee land and U.S. Government (BLM) lands in Elko County, Nevada. The property consists of 13 unpatented mining claims.

            Texasgulf Western, Inc. explored the area around the Garamendi project area for stratiform sediment-hosted massive sulfide deposits during the late 1970s and early 1980s. Their drilling in 1981 outlined a small lead-zinc resource in and around the Garamendi mine. Prospecting conducted in the area in late 1996 and early 1997 focused on similarities in rock types and gold mineralization to those observed at the Twin Creeks Mine and other mineralized areas in northern Nevada. Based on these similarities the land was staked.

            The geology of the Garamendi project area is complicated. The Ordovician-Silurian sediments strike northeast-southwest and are exposed along an oblique belt cutting across the Adobe Range. Exposures are covered to the west under alluvium. These sediments were subsequently folded and thrust to the southeast over younger Mississippian shales and sandstones and are locally covered by Tertiary volcanic rocks. Mineralization occurs in a highly silicified, partially brecciated calcareous unit and in replacement zones parallel to the east-west structures. Previous operators reported assays of up to 0.11 opt gold and 1.25 opt silver from drill hole samples. Surface rock geochemistry also indicates anomalous local gold and silver values. The trace amounts of gold in the drill hole and rock chip samples occur in silicified breccias, jasperoids, jasperoid breccias and calcareous siltstones that are the result of structural preparation prior to the introduction of the mineralizing fluids. The hydrothermal fluids traveled up these structures and mineralized the receptive host rocks as they were encountered. The occurrence of the resilicified jasperoid breccias and silica stockworks within jasperoids and jasperoid breccias suggest that there was more than one pulse of mineralization. The trace amounts of precious metals associated with the base metal deposit is also indicative of a multi-episodic hydrothermal event with the precious metal-bearing fluids overprinting the base metal occurrence.

            The exploration target on the Garamendi property is a large-tonnage, sediment-hosted or Carlin type gold occurrence. The favorable stratigraphy, structural preparation, hydrothermal alteration, plus evidence of a multi-episodic hydrothermal event indicate the presence of an extensive and unevaluated hydrothermal system.

LONG CANYON PROJECT    ELKO COUNTY, NV

            The Long Canyon project underwent preliminary evaluation during the 1997 field season. The results of the evaluation were not encouraging so the property was dropped from the Company's portfolio.

MEDICINE MAN PROJECT    ELKO COUNTY, NV

            The Medicine Man project is located approximately 36 miles southeast of Elko, Nevada in the Medicine Mountain Range. The project currently consists of 100 unpatented mining claims encompassing approximately 2,000 acres.

            USMX originally located the property in 1980 and explored the area for many years. USMX drilled 105 reverse-circulation rotary drill holes and delineated a small gold-silver resource grading 2-3 opt silver and low-grade gold.

            The Permian and Pennsylvanian stratigraphy consists of silty limestones, calcareous siltstones and minor calcareous conglomerates. Alteration in the form of silicification, hydrothermal brecciation and quartz veining covers an area in excess of two square miles and extends under shallow cover to the northeast. Similar jasperoid silicification is located on a small hill exposed in the pediment. This could suggest the presence of an extensive, unexplored mineralized system extending into and covered by a thin pediment.

            The exploration target on the Medicine Man property is a large-tonnage, sediment-hosted or Carlin-type gold target. The favorable stratigraphy, structural preparation and hydrothermal alteration found on the property indicate the presence of a potentially extensive and poorly understood hydrothermal system.

EXXON PROJECT   ELKO COUNTY, NV

            The Exxon project area is located approximately 40 miles southeast of the city of Elko, Nevada at the southwest end of the Delcer Buttes Range. The project area currently consists of 100 unpatented mining claims encompassing approximately 2,000 acres.

            Exxon Corporation and Newmont previously controlled the property. Exxon's exploration target was reportedly a poorly exposed copper porphyry system. Newmont was probably pursuing the exposed skarn related mineralization. Exxon Corp. drilled one core hole on the property with less than encouraging results. The extent and nature of the Newmont exploration program is not known at the present time. Based on the Company's experience with the skarn-related gold deposit at Newmont's (Santa Fe Pacific Gold) Elkhorn property in Montana (2-million ounces gold) the mineral potential at the Exxon project has not been thoroughly drill tested.

            The Pennsylvanian-Permian stratigraphy consists of silty limestones, calcareous siltstones and calcareous conglomerates. The alteration is spatially related to a Jurassic granodiorite intrusive. Limited field examination has revealed highly altered diorite forming dikes and sills within altered sedimentary host rocks.

The area contains several exposures of hydrothermally altered and mineralized rock consisting of extensive skarn-related silicification, disseminated sulfides, copper oxide bearing jasperoids, gossans and quartz veining. Alteration in the rocks covers a two square mile area and is concealed by pediment cover to the west, south and east. Surface geology and alteration suggest the presence of a large, unexplored pediment covering a mineralized porphyry copper-gold system.

            The exploration target on the Exxon property is a large tonnage porphyry/skarn-related copper-gold system. The favorable host rocks, structural preparation and alteration found on the property, indicate the presence of an extensive mineralized system of intrusive and sedimentary rocks.

MCNEW PROJECT    ELKO COUNTY, NV

            The McNew project area is located approximately 40 miles southeast of Elko, Nevada in the West Buttes of the Cherry Creek Range. The project area consists of 68 unpatented mining claims encompassing approximately 1360 acres.

            Pegasus Gold Company held the property in the mid-1980s. Pegasus explored the property and outlined several areas of anomalous gold mineralization. The Pegasus program consisted of surface sampling and subsequent drilling of some of the anomalous areas. The Company has reviewed the Pegasus data package as part of the initial evaluation of the project. No other significant exploration activity is known to have been undertaken on the property since that time.

            A sequence of limestones, limey shales, and siltstones reportably Permian in age underlie the property. However, the geology as mapped by Pegasus Gold suggests that the rocks are older and similar to the host rocks at Alligator Ridge and other similar gold deposits in the Cherry Creek Range. The sedimentary package has been intruded by a Tertiary granitic pluton. Much of the area was covered by a Tertiary rhyolite flow which has subsequently been eroded, exposing the older sediments and intrusive in the project area. The area geology has been further complicated by a series of northwest-striking high-angle faults that have been offset by a younger series of faults striking east-west. Gold mineralization is found adjacent to the northwest and east-west striking structures with a disseminated aureole surrounding the higher-grade zones. Surface sampling by Pegasus Gold shows values of 0.02 opt gold in rock chip samples. Pegasus also conducted a limited drill program with drill intercepts of
0.05 opt gold. Most of this mineralization is confined in zones adjacent to structures.

            The exploration program undertaken by Pegasus Exploration outlined several areas of anomalous gold mineralization, of which only a few were drill-tested. Several more areas were never drill-tested and remain to be evaluated. Future work by the Company will include enlarging and further delineating the anomalous areas as well as testing other near surface targets on the property.

BLUE BASIN PROJECT    ELKO COUNTY, NV

            The Blue Basin project is located 20 miles northwest of the city of Elko, Nevada in the Swales Mountain mining district. It covers approximately three-square miles in which 60 unpatented mining claims have been staked encompassing approximately 1,200 acres.

            Texasgulf Western, Inc. explored the Blue Basin project area for stratiform sediment-hosted massive sulfide deposits during the late 1970s and early 1980s. Newmont Gold is presently exploring the adjacent sections to the Company's property for a large tonnage, sediment-hosted or Carlin-type gold deposit. Texasgulf drilled at least one hole on this property, the results of which are unknown. Newmont has drilled several holes on their property to evaluate the resource potential but no data have been released.

            The Blue Basin project area is about five miles north of the Roberts Mountains window mapped at Swales Mountain in a sequence of highly silicified Ordovician and Silurian sediments. Cherts, calcareous siltstones, limestones and shales of the Ordovician Vinini Formation are present in the upper plates of the thrust fault covering the Roberts Mountains Formation. The lower plate consists of Roberts Mountain limestones, shales, cherts and tuffaceous siltstones of Silurian and Devonian age. The thrust fault is thought to be Mississippian in age. An important fault marking the margin of a volcanic-filled graben adjacent to the sediments is also covered by the Company's claims. Numerous siliceous, semi-massive sulfide horizons appear throughout the stratigraphy of both units, as do several large areas of hydrothermal silicification (jasperoid). A field investigation of these areas indicates the jasperoids may be structurally related with mineralization associated with areas of hydrothermal alteration.

            The exploration target on the Blue Basin property is a large tonnage, sediment-hosted or Carlin-type gold target. The favorable stratigraphy, structural preparation and hydrothermal alteration found on the property provide a good host for gold mineralization.


MONARCH PROJECT    ELKO COUNTY, NV

            The Monarch project underwent preliminary evaluation during the 1997 field season. The results of the evaluation were not encouraging so the property was dropped from the Company's portfolio.


CONTACT PROJECT    ELKO COUNTY, NV

            The Contact project area is located in the Salmon River (Contact) mining district near Contact, Nevada approximately fifteen miles south of Jackpot, Nevada. The project area is comprised of 272 unpatented mining claims that cover approximately 5440 acres of BLM administered lands and are adjacent to the land positions of International Enexco Limited and the F.W. Lewis, Inc. Golden Phoenix

Minerals holds the patented and unpatented mining claims of F.W. Lewis, Inc. and recently acquired the right to earn a 60 percent interest in the Enexco patented mining claims through a combination of work commitments on the Contact property and payments to Enexco totaling US$2,913,000 over seven years. Golden Phoenix Minerals then has the option to acquire Enexco's 40 percent in the joint venture for an additional US$5 million for the first 20 percent and US$10 million for the remaining 20 percent. The approximately 7,000-acre property is unburdened by royalties except for a 0.25 percent net smelter return royalty to which Golden Phoenix Minerals holds the rights.

            Historical production amounted to 5.75 million pounds of copper, 126,000 ounces of silver and minor amounts of gold, lead, zinc and tungsten. Phelps Dodge and Coralta Mines were active in the main part of the district in the 1970s. Considerable drilling was completed and eight million tons of material averaging 2.3 percent copper were delineated. Limited underground work has been completed.

            A 16,000-foot thick sequence of Mississippian-Permian sedimentary rocks has been domed and tilted by the intrusion of a Jurassic granodiorite stock. The stock is 16 miles long in an east-west direction and eight miles wide. Sediments within 2,000 feet of the stock have been metamorphosed to skarn and hornfels. The pre-Tertiary rocks are unconformably overlain by Miocene rhyolite flows and tuffs and by lacustrine deposits of the Pliocene Humboldt Formation. Between 1908 and 1965 the district produced 5.75 million pounds of copper, 126,000 ounces of silver and minor amounts of gold, lead, zinc and tungsten. The most productive occurrences have been copper deposits in quartz veins along the contact zone of the stock, near the original townsite of Contact.

            One of the main zones in the district extends 12,000 feet along strike and crosses claims held by Golden Phoenix Minerals. Very little drilling has been done to test this zone. The potential exists for developing relatively large high-grade copper deposits with silver and possible molybdenum credits.

HAMILTON PROJECT    WHITE PINE COUNTY, NV

            The Hamilton project is located approximately 35 miles west of Ely in the White Pine mining district on the east slope of Mount Hamilton. The project area is comprised of 148 unpatented mining claims that encompass approximately 2960 acres. The claims have established a buffer around and have consolidated the disarticulated F.W. Lewis, Inc. patented properties.

            Rich silver ores were discovered in the Treasure Hill area in 1868 that resulted in a large influx of people into the area. Through 1996, the district is credited with producing 21 million ounces of silver, 203 million pounds of lead and lesser amounts copper, zinc and gold. The district has also seen exploration and mining for gold in the skarns around the Seligman and Monte Cristo stocks.

            The district geology consists of 18,000 feet of sedimentary rocks, mostly limestones and dolomites, which have been folded and domed along north-south trending axes. The package has been intruded by two or more igneous stocks and displaced by at least five sets of faults. Stratigraphy and major faults control mineralization in the district. Mineral zonation is well developed evolving outward from the Monte Cristo quartz monzonite stock with the silver-rich ores being further out from the gold-rich center.

            With the exception of exploration for gold around the Seligman and Monte Cristo stocks, very little serious exploration has been done in the district since the 1960s. Rea Gold Corporation was producing from its Mt. Hamilton Mine until late 1997. The district has potential for large argentiferous lead-zinc replacement occurrences along with additional gold skarn mineralization adjacent to the intrusive bodies.


PAXSON AREA    ALASKA

            The Chisna, Chisna West, Chistochina, and PG&E project areas are located approximately 20 miles northeast of Paxson, Alaska in the vicinity of the Slate Creek placer operation. Placer mining occurred from the 1960s through the 1980s. The projects consist of prospecting sites encompassing approximately 12 square miles of land.

            The geology in the area is characterized by multiple phases of diorite, quartz monzonite and granodiorite intrusions into the Chisna volcanic sequence and the Mankomen Formation. The volcanic sequence contains andesite and dacite with associated tuffs and flows. The Mankomen Formation consists of Permian limestone, argillite, hornfels, schist, amphibolite, greenstone breccia, basalt and diabase. Pyrite alteration is pervasive within the intrusive contact zones. Locally, quartz-sulfide veinlets in the intrusive rocks crop out along the pediment. One area is associated with an ultramafic peridotite and dunite considered to be part of the Wrangellia terrane.

            The State of Alaska studied the area in 1964 and again in 1992. The State reports gold values up to 0.04 ounces per ton, as high as 0.75 percent copper, and 0.2 percent nickel. Platinum placer occurrences are also found in the vicinity of the PG&E Prospect.

            Exploration is planned to define the potential for a copper-gold porphyry deposit or other sulfide-related mineralization.


NORTH DELTA PROJECT    ALASKA

            The North Delta district is located approximately six miles west-northwest of the Delta district on the Robertson River west of Tok, Alaska. The property consists of eight prospecting sites covering two square miles of acquired mineral rights.

            The general geology of the area consists of a series of meta-volcanic rocks of the Jarvis Creek Glacier subterrane. These rocks are cut by a series of mafic dikes with an extensive amount of high-angle structure and fracture related mineralization. Mineralized grab samples taken by a State of Alaska geologist contained both disseminated and massive sulfides. These samples assayed as high as 0.17 opt gold, 2.9 opt silver and 1.4 percent lead.

            The State of Alaska briefly studied the area in 1981. A large amount of general geologic, geophysical and geochemical data is available. No drilling has been done on the Company's land. Adjacent lands in the Delta district have been the focus of extensive exploration for many years by numerous companies.

            The Company plans to explore and evaluate the intrusive and structure-related mineralization and alteration within the district. Initial geologic and geochemical work will outline the extent of the alteration and mineralization to refine the target models and better define the initial drill targets.


RICHARDSON DISTRICT    ALASKA

            The Richardson district is located approximately 70 miles southeast of Fairbanks, Alaska. The property is accessible from the Richardson Highway, which passes through the southwestern part of the district. The property consists of prospecting sites and state mining claims encompassing over 26 square miles of acquired and leased mineral rights. The Company has two leases which include the Hansen lease for seven state-select mining claims and the Mack Rife lease for 11 state select mining claims.

            The bedrock geology of the Richardson district is composed of sedimentary and igneous rocks that have been metamorphosed and subsequently intruded by Mesozoic plutons. The most common lithologies in the area are biotite and muscovite schists. Coarse-grained meta-granite crops out near the head of Buckeye Creek adjacent to several outcrops of hornfelsed sediments. Meta-granite is also reported to outcrop in the Rose Creek drainage. Altered quartz porphyry is exposed in Democrat Creek and Hinkley Gulch and was encountered in the placer workings in Susie Creek. This porphyry unit has been the focus of gold exploration efforts in the past. Recent exploration in the area has determined that gold mineralization also occurs in the granite and schistose units in the district. The quartz porphyry exposed in Democrat Creek is oxidized with quartz veins and disseminated sulfides. The hydrothermally altered portions of this unit have been the focus of recent drilling adjacent to the Company's land position.

            The area was studied by the state of Alaska in 1964, 1977 and in 1992. A large volume of general geologic, geophysical and geochemical data is available. No drilling appears to have been done on the Company's land; however, adjacent lands have been the focus of limited exploration for many years. Several major mining companies have recently undertaken exploration activities including trenching, geophysics, drilling, and claim staking. Reportedly, gold mineralization has been encountered along rhyolite dikes, which trend towards and presumably through the Company's property. This suggests the possibility that similar mineralized rhyolite will be encountered on the Golden Phoenix Minerals, Inc. property as well.

            The Company plans to explore and evaluate the gold porphyry and structure-related gold potential within the district.


STONE BOY PROJECT    ALASKA

            The Stone Boy (Uncle Sam Creek) project area encompasses approximately three square miles of ground, eight miles northeast of the Richardson district and 25 miles west of the New Pogo discovery (4.5 million contained ounces). The Pogo deposit, controlled by a joint venture between Tech Resources, Inc. and Sumitomo Mining Co., is confined to a series of en-echelon thrust faults in the Yukon-Tanana metamorphic-gneissic terrain. The Stone Boy geochemical signature includes anomalous gold, bismuth, tungsten and tellurium and is very similar to Fort Knox, although at a geologically higher level.

            The Golden Phoenix Minerals, Inc. target on the Stone Boy project is the granitic intrusive that has provided material for the gold placers in the lower elevations of the property and may be related to the same mineralizing event that formed the Pogo deposit.


HEALY-CANTWELL    ALASKA

            The Healy-Cantwell project area is composed of four properties covering approximately 12-square miles.

            The Sugarloaf property is located approximately four miles southeast of Healy, Alaska in the historic Valdez Creek mining district. The property is situated in the Birch Creek Schist belt; an east-west trending belt of rocks Precambrian or early Paleozoic in age. Lithologies within the unit consist of various types of schist, quartzite and impure marble. Tertiary rhyolite, latite and basalt plugs and dikes have intruded the Birch Creek Schist. The entire area has been gently warped and folded. Epithermal gold-silver mineralization is found associated with Tertiary rhyolitic rocks. These rocks manifest themselves as flow domes and related tuff breccias. Mineralization is found in quartz veins, veinlets and stockworks and in hydrothermal breccias.

            The Panorama property is located 10 miles northeast of Cantwell and covers two and one-half square miles. The geology of the prospect consists of Paleozoic argillites, slates and conglomerates that are unconformably overlain by sediments of the Tertiary Cantwell formation. Minor occurrences of copper and gold mineralization are found in the Paleozoic rocks on the property. The property was staked adjacent to a large porphyry copper-gold system located on Ahtna Native Corporation land. Negotiations are underway with the Ahtna group for exploration and mining leases on selected native lands.

            The Caribou project is located 15 miles south of the town of Cantwell along East Fork Creek. The property covers two square miles. The geology of the Caribou prospect area consists of Tertiary volcanic flows, pyroclastics and sub-volcanic intrusives. A mineralized copper-gold breccia pipe reportedly underlies the prospect. The breccia pipe target will be further defined by geological mapping and geochemical sampling to identify the most appropriate drill sites to test the target.

            The Revine project is located 16 miles northeast of Cantwell and covers four square miles of land. The geology in the Revine area consists of Tertiary volcanic and sedimentary rocks. The volcanic rocks are rhyolitic dikes, sills and small intrusive bodies that cut older sedimentary rocks of the Cantwell Formation. Gold and silver mineralization is found in at least two breccia bodies associated with rhyolite intrusive rocks.

            Detailed geological mapping and geochemical sampling will be undertaken in the Healy-Cantwell area during 1998 to delineate the mineralized areas and define the target areas for future drilling programs.


CIRCLE PROJECT    ALASKA

            The Circle project is located in the Circle mining district approximately 72 miles northeast of Fairbanks, Alaska. The project area is composed of prospecting sites and mining claims covering approximately nine square miles of land. The Circle district is one of the oldest mining districts in interior Alaska and has produced approximately 850,000 ounces of gold from placer deposits.

            The geology consists of a belt of metamorphosed Paleozoic sediments that have been intruded by Cretaceous and Tertiary granitic plutons, forming a portion of the Yukon Tanana Uplands. The region is transected by regional-scale, northeast-trending shear zones and northeast-striking mafic dikes. Mineralization in the district occurs as gold-arsenopyrite-quartz veins and stockworks in massive, hornfelsed, micaceous quartzite and schist near the intrusive contact and within Cretaceous granitic rocks.

            The district contains numerous gold anomalies and prospects that will be evaluated during the 1998 field season.


BONNIFIELD DISTRICT    ALASKA

            The Bonnifield project area lies on the north flank of the Alaska Range in south-central Alaska. The area is about 60 miles south of Fairbanks and 200 miles north of Anchorage. The Parks Highway and Alaska Railroad bound the district on the west and the West Fork of the Little Delta River bounds the district on the east. At present, Golden Phoenix Minerals, Inc. controls approximately 33,000 acres in 16 separate land blocks.

            Prospectors from Fairbanks discovered gold in the Bonnifield district in 1903. Mining and prospecting were confined primarily to placer deposits where approximately 50,000 ounces of gold were produced. Lode discoveries were very limited and probably produced less than 10,000 ounces of gold and minor silver. Exploration in the Bonnifield District peaked during the period 1975 through 1982 when a number of major mining companies conducted stream sediment sampling and follow-up programs. Volcanogenic massive sulfide deposits were the primary targets, however, a number of gold, silver, antimony and uranium prospects were investigated. By the mid-1980s base metal exploration efforts had nearly ceased and were replaced by sporadic precious metal exploration. By the 1990s, several exploration companies showed renewed interest in the district and established land positions throughout the district.

            The general geology in the Bonnifield district shows a basal sequence of predominantly Precambrian and Paleozoic clastic and shallow marine meta-sediments grading upward through Mississippian meta-volcanics and capped by Mesozoic granitic intrusives and Tertiary mafic to felsic hypabyssal intrusives. The northern margin of the district is disconformably overlain by Tertiary and Quaternary clastic and coal-bearing sedimentary rocks. Volcanogenic massive sulfides occur primarily in felsic volcanic schists and carbonaceous schists in the Mississippian sequence of the meta-volcanic rocks. Several unrelated types of mineralization are present in the Bonnifield district. The most widespread mineralization is related to volcanogenic massive sulfide (VMS) horizons in units of schist. Polymetallic copper-lead-zinc-silver mineralization is accompanied by peripheral silicification and sericitic alteration inboard of massive pyritic lenses in unaltered or weakly altered host rocks. Gold mineralization identified in the Bonnifield district represents genetically separate targets from the VMS deposits. Gold is commonly associated with arsenopyrite and/or stibnite and may or may not be associated with elevated lead, silver, copper, or zinc.

            The Company has completed a district-wide compilation of all available geologic information and plans to conduct additional mapping and sampling to define and delineate mineralized areas to determine initial drill targets and areas in need of further evaluation. The Company intends to define the epithermal and porphyry-related mineralization to evaluate the potential of a bulk minable gold deposit.


F.W. LEWIS, INC. AND MINA GOLD, INC.

            Golden Phoenix Minerals, Inc. has acquired an exclusive option on the mining assets of F.W. Lewis, Inc. and Mina Gold, Inc. The assets include 51 mining properties, mostly located in the state of Nevada. One of the properties, the Lewis Mine, has been in production for 15 years by Hycroft Resources & Development, Inc. and has paid US$3.5 million in royalties to Lewis. Two other properties are currently leased to other companies and provide income to Lewis. Geologic resources exist on several of the properties.

            The total acreage is estimated at 24,889 with 9,019 acres being patented lands. Lewis owns all of the 51 properties, with few exceptions, 100 percent. The majority of these properties are in Nevada with one property located in Colorado. Also included in the land package are oil rights aggregating approximately four acres in Los Angeles County, California and some fee land in Humboldt County, Nevada.

INDIVIDUAL PROPERTY DESCRIPTIONS

            Six of the Lewis properties are discussed in the following text and include: The Lewis Mine, Battle Mountain project, Wonder project, Mina Gold project, Contact project and the Hamilton project.


LEWIS MINE    HUMBOLDT COUNTY, NV

            The Lewis Mine property is located 50 miles west of Winnemucca, Nevada. The property consists of five patented placer tracts and approximately 440 unpatented claims totaling 10,200 acres. The property is leased to Hycroft Resources & Development, Inc. and is part of the Crofoot-Lewis Mine owned by Vista Gold Corp. The mine has been in production for 15 years by the lessee and has generated US$3.5 million in royalties to F.W. Lewis, Inc.

            Mining is done by open pit methods at an annual rate of 13 million tons of ore and 20 million tons of waste. Cyanide heap-leaching processes both run of mine and crushed oxidized ore. The mine has produced over 800,000 ounces during the last 15 years. Current mine plans call for producing 16.5 million tons with an average recoverable grade of 0.013 opt gold from the Lewis portion of the mine over the next four years. Lewis receives a five percent royalty on this production. Direct cash costs for the operation were US$274 per ounce in 1996.

            The Crofoot-Lewis Mine is a Pliocene to Pleistocene low-sulfur hot springs deposit. Fanglomerates, eruption breccias, felsic volcanic units and silica sinters host low-grade gold mineralization. A series of north-striking, west-dipping normal faults control the extent and intensity of alteration as well as the grade of mineralization. An acid-sulfate alteration blanket 200 to 800 feet thick caps the system. Siliceous sinter deposits are locally common in the area.

            There is potential for additional oxide deposits and for deeper, high-grade sulfide mineralization below the oxidized near-surface deposits. The sulfide potential has not been evaluated nor has the potential for bonanza-type gold-bearing quartz veins.


BATTLE MOUNTAIN PROJECT    LANDER COUNTY, NV

            The Battle Mountain property consists of 381 unpatented and seven patented mining claims located in the Battle Mountain mining district, near Battle Mountain, Nevada. The property is currently under lease to United Tex-Sol Mines, Inc.

            Mineral deposits in the Battle Mountain district are spatially and genetically related to Cretaceous and Tertiary intrusive stocks. Metal zonation is observed laterally from the stocks. Major north-south regional structures and local stratigraphy are also important controls for mineralization. The Virgin Fault system control which mineralization in Battle Mountain Gold's Fortitude Mine extends onto the Lewis property. The Fortitude open pit has produced in excess of 2.6 million ounces of gold.

            Hart Resources conducted exploration activities on the property over a five-year period from 1980 to 1985. In 1986 and 1987, Barrick Resources conducted extensive exploration activities in the Virgin target area adjacent to the Fortitude Open Pit and performed limited work in other target areas. Between 1988 and 1993 Lewis enlarged an existing drift in the Buena Vista Mine with the intent of intersecting mineralization encountered in the Hart Resources drilling. Before the target was reached, Santa Fe Pacific Gold acquired the property and formed a joint venture operating the property in 1994 to 1995. In 1997, United Tex-Sol drilled 16 drill holes on the Virgin Deposit. As a result of this additional drilling, resources have been announced which include 1.9 million tons averaging 0.122 opt gold on six current target areas as well as 942,268 tons averaging 0.169 opt gold in the Virgin Deposit.

            The existing target areas have not been fully tested and have the potential for additional ounces of gold mineralization.

WONDER PROJECT    CHURCHILL COUNTY, NV

            The Wonder property is located near Fallon, Nevada and consists of 45 patented and 67 unpatented mining claims. The property is presently optioned to Arizuma Resources, Inc.

            Miocene volcanic tuffs and flows underlie most of the district. These units have been intruded by dacite plugs and rhyolite, andesite and basalt dikes. Mineralization occurs in quartz veins, mostly within the extrusive rocks. The most productive deposit has been the Nevada-Wonder vein, which occurs at the contact between the extrusive rocks and the large dacite stock. The veins occupy shear zones and are separated from the country rock by a tabular sheet of gouge varying from several inches to several feet in width. Locally the gouge is mineralized. The Nevada-Wonder vein has been mined historically to a depth in excess of 2,000 feet. Oxidation persists to a depth of 1,300 feet. The district has produced 418,729 tons of ore averaging 0.176 opt gold and 16.4 opt silver from 1897 to 1955.

            Several drilling programs and some open pit mining have taken place on the property. Belmont Resources carried out a heap-leach program in the mid-1980s on low-grade open pit ore and mixed oxide and sulfide dump material. In 1996, Arizuma became involved in the district and conducted a drilling program. Arizuma has announced a resource based on preliminary analysis of previous drill data. They report a drill indicated resource of 2.3 million tons averaging 2.64 opt silver and 0.013 opt gold.

            Potential for additional mineralization exists in several of the old mine areas along the strike of the Wonder vein. Deeper underground potential also exists along the Wonder vein for oxide and sulfide mineralization.

MINA GOLD PROJECT    MINERAL COUNTY, NV

            The Mina Gold property consists of five patented and 30 unpatented lode mining claims situated in the Bell mining district 16 miles northeast of Mina, Nevada.

            Gold mineralization is hosted in a Tertiary feldspar porphyry andesite, which, in the vicinity of Mina Hill, has been extensively altered and has been referred to locally as the Mina rhyolite. The andesite flows are thought to overlie the Triassic Luning Limestone Formation. Other volcanic units are in fault contact with the andesite unit in the northern part of the property. In the Mina Hill area, the andesite is surrounded on the south, east and west by outcrops of the Esmeralda Formation. Mineralization occurs along several subparallel fault zones that strike northwesterly and dip steeply to the north. In areas of intense alteration, clay development is common with variable amounts of silicification. The mineralized zones pinch and swell change orientation both along strike and down dip.

            A total of 177 exploration drill holes and 400 airtrack rotary holes are reported on the property as well as 1,300 feet of underground development. In 1996, Glamis Gold undertook a development-evaluation program and reported a geologic resource of 1.7 million tons averaging 0.055 opt gold at a 0.01 opt cutoff grade. Lewis reported 1.09 million tons averaging 0.076 opt gold from a manual pit design drawn from cross sections.

            A total of 12 target areas have been identified on the property, some of which have been only partially tested by drilling. Potential for additional mineralization may exist in areas covered by the Esmeralda Formation.


CONTACT PROJECT    ELKO COUNTY, NV

            The Contact Property is located near Contact, Nevada and consists of 111 patented and two unpatented mining claims in the Salmon River (Contact) mining district.

            A 16,000-foot thick sequence of Mississippian-Permian sedimentary rocks has been domed and tilted by the intrusion of a Jurassic granodiorite stock. The stock is 16 miles long in an east-went direction and eight miles wide. Sediments within 2,000 feet of the stock have been metamorphosed to skarn and hornfels. The pre-Tertiary rocks are unconformably overlain by Miocene rhyolite flows and tuffs and by lacustrine deposits of the Pliocene Humboldt Formation. Between 1908 and 1965 the district produced 5.75 million pounds of copper, 126,000 ounces of silver and minor amounts of gold, lead, zinc and tungsten. The most productive occurrences have been copper deposits in quartz veins along the contact zone of the stock, near the original townsite of Contact.

            Phelps Dodge and Coralta Mines were active in the main part of the district in the 1970s. Considerable drilling was done and eight million tons of material averaging 2.3 percent copper were delineated. Most of the developed mineralization is on the Enexco property adjacent to the Lewis ground and in which he has a royalty interest. Some underground work has been completed.

            One of the main zones in the district extends 12,000 feet along strike. Very little drilling has been done to test this zone. The potential exists for developing relatively large high-grade copper deposits with silver and possible molybdenum credits.


HAMILTON PROJECT    WHITE PINE COUNTY, NV

            The Hamilton project is located approximately 35 miles west of Ely, Nevada and consists of 104 patented and 20 unpatented mining claims. The claims are located in the White Pine mining district on the east slope of Mount Hamilton.

            The district geology consists of 18,000 feet of sedimentary rocks, mostly limestones and dolomites, which have been folded and domed along north-south trending axes. The package has been intruded by two or more igneous stocks and displaced by at least five sets of faults. The major faults as well as stratigraphy control mineralization in the district. Mineral zonation is developed evolving outward from the Monte Cristo quartz monzonite stock.

            Rich silver ores were discovered in the Treasure Hill area in 1868 and there was a large influx of people into the area. Through 1996, the district is credited with producing 21 million ounces of silver, 203 million pounds of lead and lesser amounts copper, zinc and gold. In 1980 the Hamilton property was leased to Treasure City Mines, Inc. and was subleased to a company called SSH&K. During this time a heap leach operation was established to process old waste dumps on Treasure Hill. An undetermined amount of silver was recovered, however, the lease was terminated due to non-payment of royalties.

            Very little serious exploration has been done in the district since the 1960s. A compilation of information and a prioritization of target areas are in the process of being completed.


Item 3. - LEGAL PROCEEDINGS

            None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS


            The Company's common stock has been traded since August 6,1997; before that time there was no activity. As of October 13, 1997 the following brokerage firms were making a market in the Company's common stock: Fahnestock & Co., Wien Securities, Mayer & Schwitzer, Herzog Heine Geduld, Inc., J. B. Oxford & Co., Hill Thompson Magid & Co., Wm V. Frankel & Co, Inc., Fidelity Capital Markets, GVR Co., Sharpe Capital, Inc., Nash Weiss & Co., Paragon Capital Corp., and Protective Group Securities.

            The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                             Price per Share
                                                             ---------------
                                                             High        Low
                                                             ---------------

Fiscal year 1997                                            $5.875      $0.05

Third Quarter (June 30, 1997 - September 30, 1997)          $5.875      $0.05

Fourth Quarter (September 30, 1997 -
  December 31, 1997)                                        $4.625      $0.8125

            There are 46 holders of the common and preferred stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - SELECTED FINANCIAL DATA

                                                  1997

Other Income
Net Loss                                        $1,452,393
Loss per share common stock                     $(0.13)
Total Assets                                    $2,728,771
Shareholders Equity                             $1,620,264

Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Summary.

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

RESULTS OF OPERATIONS

            No operational revenue has been generated in the initial operating period ended December 31, 1997, of development. All Company activities have been directed toward exploration activities and acquisition of properties. The Company has exploration properties in Alaska, Nevada and California.

            The Company has entered into a joint venture agreement with Kennecott Exploration, ("Kennecott") Inc. on its High Grade property located in Modoc County, California. The agreement was signed on September 19, 1997 and gives the Company the option to acquire a 100 percent interest in the property over a three year period. The agreement calls for Golden Phoenix to spend US$200,000 the first year, US$300,000 the second year, and US$500,000 the last year for a total of US$1,000,000 in exploration work commitments on the property. The Company will also pay Kennecott US$200,000 in cash or the equivalent hereof in the Company's stock to complete the exercise of the option. Kennecott has reserved the right to buy back a 51 percent interest in the property at the time of a positive feasibility study for 150 percent of 51 percent of all exploration expenses at the time of such feasibility study. If Kennecott chooses not to exercise the right to buy back into the property, Kennecott will retain a 2 percent net smelter return royalty on the property.

            The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh interest in the Borealis property is presently a joint venture with Cambior USA.

The Company can purchase Welsh's interest in Borealis over thirteen months for a total of US$1,250,000 in payments. The initial payments to Welsh and Cambior USA secure 25 percent of Welsh's interest in Borealis or approximately 8 percent of the joint venture. The Company will be carried through positive mining feasibility by Cambior USA, the operator of the project. Cambior USA must spend US$7,000,000 over seven years to earn a 70 percent interest in the property.

            The Company acquired on September 18, 1997 an option to purchase 100 percent of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (collectively "Lewis Companies") for an option payment of US$250,000. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. These companies also own various pieces of mining equipment, and structures located on the mineral properties in Nevada. The purchase price for the Lewis Companies and all their real and personal property assets is US$20,000,000. The option to purchase expired on December 31, 1997, but has been extended to December 31, 1998, for an additional US$250,000. The company is actively seeking funding for this acquisition and is also involved in negotiations with other companies to share the cost of, and thereby acquire an interest in, the Lewis Companies and their mining properties and other assets. The Company believes it will be successful in raising the $20,000,000 purchase price. However, should the Company and any joint venture partner be unable to raise the $20,000,000 in funding to acquire those companies, the option to purchase will expire without any value retained by the Company.

            The Company, in order to establish the value of the properties it has acquired, commissioned an independent valuation of the property portfolios. Two separate values were established; a value for the Company's wholly-owned properties and a value for the properties owned by the Lewis Companies and to be acquired by the Company pursuant to the Lewis Companies option agreement. These two sets of properties were valued separately by Watts, Griffis and McQuat Limited ("WGM") consulting geologists and engineers based in Denver, Colorado.

            A valuation opinion was prepared for the 50 properties and property interests that the Company controls in California, Nevada and Alaska, USA. The Company's wholly-owned properties and property interests total approximately 112,000 acres. It is WGM's opinion that the fair market value of the Company's wholly-owned property and property interest in the portfolio of properties is in the range of US$6.0 to US$7.0 million. The properties and their values are presented in the following table.


-------------------------------------------------------------------------------------------
                                 Number                             Valuation    Valuation
District or                        of       Approx.     Interest       From          To
Property Name         State    Properties    Acres        (%)       US$(1,000)   US$(1,000)
-------------------------------------------------------------------------------------------
High Grade Dist.       CA          2          1,550       100          $950        $1,270

Borrelis District      NV          1         11,000        15           525           615

Contact District       NV          1            800        60           527           552

Medicine Man           NV          1          2,000       100           325           350

Exxon                  NV          1          2,000       100           300           350

McNew                  NV          1          1,360       100           230           260

Garamendi              NV          1            260       100           450           470

Blue Basin             NV          1          1,200       100            70            90

Hamilton Dist          NV          1          1,500       100            55            65

Circle District        AK          7         11,800       100           785           910

Richardson Dist.       AK          8         22,428       100         1,020         1,145

Bonnefield Dist.       AK          17        35,660       100           580           705

Ultramafic Belt        AK          4         12,800       100            95           115

Other Areas            AK          4          7,200       100            75            95


            As stated, the second valuation opinion that WGM was retained for was the Lewis Companies valuation. This study was commissioned to determine if the cost of the option was in the range of the fair market value of Lewis Companies properties subject to the option. The results of the valuation showed that the Lewis Companies Fair Market Value was between US$15 and US$20 million. The major Lewis Companies properties and their values are presented in the following table:


--------------------------------------------------------------------------------------
                                                 Low Value              High Value
Property/Item                                    US($1,000,000)         US($1,000,000)
--------------------------------------------------------------------------------------
Hycroft Royalty (Lewis-Crawfoot Mine)                  6.9                     7.3

Wonder                                                 1.5                     2.4

Battle Mountain                                        2.8                     3.8

Contact                                                0.9                     1.7

Hamilton                                               1.1                     1.9

Mina                                                   0.7                     1.0

Other Properties                                       1.0                     1.3

Equipment                                              0.3                     0.6
                                                       ---------------------------

Totals                                                15.2                    20.0


            It should be noted that it is the opinion of the Company that the valuations in the WGM reports are conservative. The Company is confident that with improved metal markets that the value of the Lewis Companies properties will increase, particularly for the base metal properties which were heavily discounted.

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

            No provision for income taxes was recognized for the initial operating period; development ended December 31, 1997, due to net operating losses accrued.

            Interest income was minimal for the initial operating period of development that ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31,1997 the company had current assets of US$2,456,327 compared to current liabilities of US$1,108,507 for a current ratio of 2.2 to 1.

            During fiscal 1997, liquidity needs were met from: (i) sale of 504 exempt shares totaling US$999,988, (ii) private placement of 144 restricted shares and (iii) cash receipts from the exercising of options of US$1,254,030.

            As of December 31, 1997 the Company had US$760,498 in working capital. A significant portion of the working capital is allocated to the joint venture with Cambior Exploration USA, Inc., involving the Borealis Property. The total Borealis Property interest acquisition cost is US$1,250,000. An initial payment of US$350,000 was paid, the current portion of the debt owed on this investment is US$700,000 with no long term portion, all of which would be due if the investment were liquidated.

            The Company anticipates total expenditures for fiscal 1998 for general and administrative expenses to be approximately US$950,000 and for exploration and property holding cost to be approximately US$3,000,000. Exploration and holding expenditures include US$750,000 for the F. W. Lewis Inc. option, US$100,000 for the International Enxeco limited joint venture, US$200,000 for the High Grade joint venture, US$72,200 for the Richardson District leases, US$87,180 for the Circle District leases, US$700,000 to buy out the remaining interest in the Borealis project from J. D. Welsh & Associates, US$61,600 for Nevada land holding cost, US$630,000 for Alaska claim holding costs and US$100,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

            The company will continue to explore its remaining properties and intends to acquire new properties, all with the view to enhancing the value of such properties prior to possible joint ventures with major mining company partners.

            The ability of the Company to satisfy the cash requirements of its development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.

INVESTING AND FINANCING ACTIVITIES

            The Company is investigating potential financing sources and is conducting discussions with potential joint venture partners to acquire the Lewis Companies, however, the Company has not yet finalized commitments for such financing or joint ventures. No assurance can be given that the Company will obtain all of the financing to purchase the Lewis Companies.

OUTLOOK

            The Company has the option to issue common shares of Golden Phoenix Minerals, Inc, at current market price to J. D. Welsh & Associates in full consideration of all future payments for the remaining 75 percent interest in the joint venture with Cambior Exploration USA, Inc. The issuances are scheduled to be made monthly beginning January 15, 1998, in US$100,000 market value increments. The Company will remain obligated to pay Cambior USA US$100,000 on or before January 5, 1998. These transactions will eliminate US$700,000 of short term debt.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.

            None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The executive officers and directors of the company, with a brief description are as follows:

Name                            Age           Position
----                            ---           --------

Michael R. Fitzsimonds          41            President, Director

Daniel T. Taylor                41            Vice President, Director

Donald J. McDowell              37            Executive Vice President, Director

Dennis J. McDowell              37            Secretary, Director

David A. Caldwell               36            Director

            Michael R. Fitzsimonds, Mr. Fitzsimonds is the President, and a Director of the Company. He is a Geological Engineer. He has been associated with Santa Fe Gold Corporation for the past 10 years. He was responsible for resource evaluation and due diligence on corporate acquisition projects worldwide. He has experience in the minerals industry with project development ranging from grass roots exploration to advanced project development and expertise in resource evaluation.

            Daniel T. Taylor, Mr. Taylor is Vice President and a Director. Mr. Taylor is a Geologist. He has been associated with Santa Fe Gold Corporation for the past 10 years in managing exploration and development projects in the Western United States. He has experience in the minerals industry with project development ranging from grass roots exploration to advanced project development.

            Donald J. McDowell, Mr. McDowell is Executive Vice President and a Director. Mr. McDowell is a professional land surveyor and geologic explorations with more than 19 years of surveying, mineral exploration and development experience. He was associated with Santa Fe Gold Corporation for more than 10 years and most recently was a geologic consultant conducting project generation for the Kennecot/RTZ exploration team.

            Dennis J. McDowell, Mr. McDowell is Secretary and a Director. Mr. McDowell is Vice President, Regional Director of Stores for Fred Meyer, Inc. and has worked for that company for the past 12 years.

            David A. Caldwell, Mr. Caldwell is a Director. Mr. Caldwell is a geologist and geophysicist. He has more than 10 years experience in the minerals exploration industry, with experience in sulfur, base metal and gold exploration and development. He had roles in project management and development for Santa Fe Gold Corporation and Gold Fields Mining Company in Nevada, New Mexico and Texas. He was a project geologist with Santa Fe Pacific Gold Corporation and is currently an Officer and Director with Nevada Pacific Gold (US), Inc.

Item 11. - EXECUTIVE COMPENSATION.

            There is no employee that was paid as much as $60,000 per year as salary. There is no contract for the payment of a salary to any employee. There are no employment agreements. The Company has agreed to pay Michael R. Fitzsimonds, Donald J. McDowell and Daniel T. Taylor the sum of $60,000 per year each.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

            The following table sets forth the information as to the ownership of each person who owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common and preferred stock, and the officers and directors of the Company.

                                  Common Stock

              Name                            Shares      Percent     Converted*
              ----                            ------      -------     ----------


Michael R. Fitzsimonds                       1,750,000      14%           23%

Donald J. McDowell                           2,000,000      16%           25%

Dennis J. McDowell                             500,000       4%

All officers and directors as a group        4,250,000      34%           46%

* Shows the per cent of common shares owned if preferred shares are converted.

            There are options outstanding to purchase 4,000,000 shares of common stock. Donald McDowell holds 225,000 at $.10, 250,000 at $.20, 125,000 at $.50,
125,000 at $.75, 500,000 at $2.00 and 500,000 at $3.00. Michael Fitzsimonds
holds 225,000 at $.10, 250,000 at $.20, 125,000 at $.50, 125,000 at $.75,
500,000 at $2.00 and 500,000 at $3.00. Dennis McDowell holds 50,000 at $.10.
Daniel Taylor holds 300,000 at $.10. Angelette McGovern holds 100,000 at $.10. David Caldwell holds 100,000 at $.10.

                                 Preferred Stock

                                                     Shares            Percent
                                                     ------            -------

Andrea Albanesse                                     66,667              13%

Stephan Maurer                                       25,000               5%

Paul Dickson                                         25,000               5%

Dave Venchus                                         25,000               5%

Jason Kolpec                                         25,000               5%

Fiona Lattanzi                                       66,667              13%

Peter Shepherd                                       33,333               6%

Terry Shepherd                                       33,333               6%

Donald J. McDowell                                  100,000              20%

Michael R. Fitzsimonds                              100,000              20%

All officers and directors as a group               200,000              40%


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            As part of the agreement between Mr. McDowell and the other principles of the Company who make up the Board of Directors, Mr. McDowell agreed to make available to the Company any of the properties he had located prior to the formation of the Company. The only property, which was located and filed with the Federal Government and subsequently, QUIT CLAIMED to the company by Mr. McDowell is the Garamendi property. Four other properties, Long Canyon, Blue Basin, Chisna, and Chistochina were allowed to lapse and were subsequently staked for mineral location by the Company. As part of the agreement to bring these properties into the Company Mr. McDowell would not be compensated monetarily but would retain a 2% NSR on each of the properties if they were put into production.


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.

            (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the year ended December 31, 1997.

            (b) Attached are the following Financial Statement Schedules and Auditors

            Report on Schedules,

                        Independent Auditors Report on Schedules

            All other schedules are omitted because they are not required or not applicable or the information is shown in the consolidated financial statements or notes thereto.

            (c) No report was filed on Form 8-K.

            (d) There are no exhibits.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31,1998



                                         GOLDEN PHOENIX MINERALS, INC.




                                         by  /s/ Michael R. Fitzsimonds
                                             -----------------------------------
                                             Michael R. Fitzsimonds

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

           From June 2, 1997 (Date of Inception) To December 31, 1997














                          GARY A. LaPALME, C.P.A.
                       CERTIFIED PUBLIC ACCOUNTANTS
                          Minneapolis, Minnesota

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                                    CONTENTS
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997


                                                                       Page
                                                                       ----

Independent Auditor's Report                                              2

Financial Statements

   Balance Sheet                                                          3

   Statement of Operations - During the Exploration Stage                 4

   Statement of Cash Flows                                                5

   Statement of Stockholders' Equity                                      6

   Notes to Financial Statements                                       7-10

                      [GARY A. LaPALME, C.P.A. LETTERHEAD]
                          CERTIFIED PUBLIC ACCOUNTANTS
                          MAPLE GROVE EXECUTIVE CENTRE
                          7200 HEMLOCK LANE, SUITE 110

                          MAPLE GROVE, MINNESOTA 55369
                                 --------------
                                 (612) 424-5330
                               FAX (612) 424-2601


                                                              MEMBER
                                                   MINNESOTA SOCIETY OF C.P.A.s
                                                   AMERICAN INSTITUTE OF C.P.A.s


To the Stockholders and Board of Directors
GOLDEN PHOENIX MINERALS, INC.
(An Exploration Stage Company)
Minneapolis, Minnesota


I have audited the accompanying balance sheet of GOLDEN PHOENIX MINERALS, INC., (An Exploration Stage Company) as of DECEMBER 31, 1997 and the related statements of operations - during the exploration stage, and cash flows for the period from JUNE 2, 1997 (date of inception) to DECEMBER 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GOLDEN PHOENIX MINERALS, INC., (An Exploration Stage Company) as of DECEMBER 31, 1997 and the results of its operations and its cash flows from JUNE 2, 1997 (date of inception) to DECEMBER 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As Discussed in Notes A and B to the financial statements, the Company has incurred losses from operations, has insufficient cash flow from operations, and has substantial non-earning assets. These items raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Notes A and B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                   /s/ Gary A. LaPalme, C.P.A.
                                   GARY A. LaPALME, C.P.A.
                                   Certified Public Accountants



March 20, 1998

Minneapolis, Minnesota

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1997


                                  ASSETS

CURRENT ASSETS
         Cash and cash equivalents                             $   280,973
         Investments                                             1,250,000
         Prepaid expenses                                           35,354
         Stock subscription receivable                             890,000
                                                               -----------

               Total Current Assets                              2,456,327
                                                               -----------

VEHICLES AND EQUIPMENT
         Vehicles and equipment                                    138,135
         Less accumulated depreciation                               3,478
                                                               -----------
                                                                   134,657
                                                               -----------
MINING PROPERTIES AND CLAIMS
         Options/leases                                             40,000
         Deferred exploration costs                                 70,967
         Mining property and claims                                 10,000
                                                               -----------
                                                                   120,967
                                                               -----------
OTHER ASSETS
         Refundable deposits                                        15,781
         Incorporation costs, net of
            amortization of $116                                     1,039
                                                               -----------
                                                                    16,820
                                                               -----------

TOTAL ASSETS                                                   $ 2,728,771
                                                               ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long-term debt                     $   700,000
         Accounts payable                                           95,890
         Accrued liabilities                                        17,617
         Amount due to shareholders                                295,000
                                                               -----------

               Total Current Liabilities                         1,108,507
                                                               -----------

CONTINGENCIES                                                         --

STOCKHOLDERS' EQUITY
         Preferred stock, no par value,
            50,000,000 shares authorized and
            500,000 shares issued and
            outstanding at December 31, 1997                         2,000
         Common stock, no par value,
            150,000,000 shares authorized,
            13,369,480 issued and
            outstanding at December 31,
            1997 (including 2,000,000 of
            144 restricted shares for
            organizational services)                             3,080,657
         Additional paid-in capital                                (10,000)
         Deficit accumulated during exploration stage           (1,452,393)
                                                               -----------

               Total Stockholders' Equity                        1,620,264
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,728,771
                                                               ===========

                 The Accompanying Notes to Financial Statements
                    are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
              STATEMENT OF OPERATIONS-DURING THE EXPLORATION STAGE
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997



REVENUES                                          $      --
                                                  -----------

         Exploration                                  890,073
         General and administrative                   558,896
         Depreciation and amortization                  3,594
                                                  -----------

                                                    1,452,563
                                                  -----------

LOSS FROM OPERATIONS                               (1,452,563)

OTHER INCOME

         Interest and other income                        170
                                                  -----------

LOSS BEFORE INCOME TAXES                           (1,452,393)

INCOME TAXES                                             --
                                                  -----------

LOSS DURING THE EXPLORATION STAGE                 $(1,452,393)
                                                  ===========



NET LOSS PER COMMON SHARE                         $     (0.13)
                                                  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                11,609,358
                                                  ===========


                 The Accompanying Notes to Financial Statements
                    are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                  $(1,452,393)
         Adjustments to reconcile net loss to
           cash provided by operating activities
             Depreciation and amortization                               3,594
             (Increase) in investments                              (1,250,000)
             (Increase) in prepaid expenses                            (35,354)
             (Increase) in deposits                                    (15,781)
             Increase in accounts payable                               95,890
             Increase in accrued liabilities                            17,617
             Increase in incorporation costs                            (1,155)
                                                                   -----------

                  Net Cash (Used) by Operating Activities           (2,637,582)
                                                                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of mining properties and claims                      (50,000)
         Purchase of equipment and furniture                          (138,135)
         Increase in deferred exploration costs                        (70,967)
                                                                   -----------

                  Net Cash (Used) by Investing Activities             (259,102)
                                                                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from Issuance of debt                              1,782,000
         Payment of debt                                              (787,000)
         Proceeds from issuance of stock                             2,182,657
                                                                   -----------

                  Net Cash Provided by Financing Activities          3,177,657
                                                                   -----------

NET INCREASE IN CASH AND EQUIVALENTS                                   280,973
                                                                   -----------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 --
                                                                   -----------

CASH AND EQUIVALENTS, END OF PERIOD                                $   280,973
                                                                   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash Paid during the period for interest,
           net of amount of capitalized                            $      --

         Cash paid during the period for income taxes              $      --


                 The Accompanying Notes to Financial Statements
                    are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997

                                                    Additional
                         Common        Preferred      Paid In       Accumulated
                         Shares         Shares        Capital         Deficit          Total
                       ----------     ----------    -----------     -----------     -----------
Balances, June 2,
1997 (Date of
inception)                   --             --      $      --       $      --       $      --

Issuance of Stock
Reg D rule 504
stock offering
June 23, 1997,
for cash, less
issue costs of
$6,000                 10,000,000           --           (6,000)           --            44,000

Issuance of Stock
Section 144
restricted
shares, June 23,
1997, for
services                2,000,000           --           (2,000)           --              --

Issuance of Stock
Section 144
restricted
shares, June 23,
1997, for
services                     --          500,000         (2,000)           --              --

Sale of 499,480
shares held in
treasury                  424,480           --             --              --           943,657

Issuance of 50,000
section 144 stock
for joint venture
purchase                   50,000           --             --              --           100,000

Issuance of stock
October-December
1997 relating to
the exercise of
options                   895,000           --             --              --         1,985,000

Net loss for
the period                   --             --             --        (1,452,393)     (1,452,393)
                       ----------     ----------    -----------     -----------     -----------
Balance,
December 31, 1997      13,369,480        500,000    $   (10,000)    $(1,452,393)    $ 1,620,264
                       ==========     ==========    ===========     ===========     ===========

                 The Accompanying Notes to Financial Statements
                    are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997


NOTE A  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Operations - This Company was incorporated in the State of Minnesota on June 2, 1997, and is engaged primarily in the exploration for minerals. The Company is a mineral explorations corporation, dedicated to the discovery and development of precious and base metals in the western United States and Alaska. The Company is planning exploration and development of selected properties to positive economic feasibility. The Company will also provide joint venture opportunities to other large mining companies. As an exploration stage company the Company has generated no mining revenues and has been funded through stock sales and loans by officers and shareholders.

        Basis of Presentation - The financial statements are presented assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and there is no guarantee that the Company will generate sufficient revenues from its proposed products and operations to generate a profit. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Also see Note B.

        Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and/or cash equivalents.

        Depreciation - The Company records acquisitions of furniture and equipment at cost and provides for depreciation utilizing the straight line method over estimated useful lives of three to seven years.

        Earnings (Loss) per Share - Earnings (loss) per share are based on the weighted average shares outstanding during the year. The preferred stock, and stock options have not been factored into the computation of loss per share because their effect is anti-dilutive.

        Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE B  GOING CONCERN

        As shown in the accompanying financial statements, the Company has losses from operations. The ability of the Company to have ongoing operations is dependent upon its ability to achieve profitable operations from its exploration and mining operations. The Company is an exploration stage company and has been financing its activities through stock sales and loans from its officers and shareholders. The Company intends to have an ongoing program to obtain outside financing for its exploration and development activities.

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997


NOTE C  OPERATIONS - JOINT VENTURES

        The Company has entered into agreements to obtain mining exploration rights, and has also entered into joint venture agreements for the production of mining properties.

        The Company has acquired the mineral exploration rights in various locations in the western United States and Alaska. These rights allow the Company to explore the properties for precious and base metal deposits for possible production.

        Cambior Exploration USA, Inc. - The Company has a 30% interest in a joint venture known as the Borealis Mine Property. The joint venture is with Cambior Exploration USA, Inc. which has a 70% interest in the joint venture. The joint venture covers 222 unpatented lode mining claims in Mineral County, Nevada. Cambior is required to make $7,000,000 in exploration development expenditure over a seven year period ending on January 24, 2004. If Cambior does not make these required expenditures, the mineral rights in total revert to Golden Phoenix Minerals Inc.

        The Company purchased the 30% interest in the joint venture for $1,250,000. The Company paid $550,000 to J. D. Welsch & Associates, Inc. in 1997 and has a balance due of $700,000 with seven monthly payments of $100,000 starting January 15, 1998 through July 15, 1998. The Company's percentage of ownership increases proportionately with each installment. There is no charge for interest in the agreement. The $100,000 monthly payments can be in cash or unrestricted common stock of Golden Phoenix Minerals, Inc., or any combination thereof. The common stock is to be valued at the bid price on the last trading day before the fifteenth of the month, or the trading day before the earlier date upon which the installment is delivered.

        Kennecott Exploration Company - On September 19, 1997 the Company entered with an option to purchase 100% of Kennecott Exploration Company's right, title and interest to certain unpatented mining claims (the property) located in Modoc County, California. The Company is required to make exploration expenditures for the benefit of the property. These expenditures are $200,000 by September 19, 1998, an additional $300,000 by September 19, 1999, and an additional $500,000 by September 19, 2000 for $1,000,000 in total required expenditures. Upon completing the work commitment, the Company is to transfer $200,000 worth of its common stock to Kennecott Exploration Company. The total purchase price is $1,200,000 to be paid in cash, less any amounts paid on the exploration expenditures and less any amount paid in common stock as required.

        Tri-Valley Corporation - On December 10, 1997 the Company had a partially binding letter of intent from Tri-Valley Corporation (TVC) to enter into a joint venture to develop property known as TVC Richardson Alaska property. The Company had paid $25,000 (nonrefundable) to TVC to bind the parties to reach an agreement on the joint venture or until January 15, 1998 at which time discussions will terminate unless mutually extended. The Companies were still negotiating at the date of the accountant's report, March 20, 1998.

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997


NOTE C  OPERATIONS - JOINT VENTURES, continued

        Lewis Companies - On September 18, 1997 the Company acquired an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (Lewis Companies) for an option payment of $250,000. The purchase price of the Lewis Companies' and all their real and personal property assets is $20,000,000. The option to purchase expired on December 31, 1997 but was renewed on January 6, 1998 for an additional $250,000.

NOTE D  VEHICLE AND EQUIPMENT

        Vehicle and equipment is summarized as follows:

                      Vehicles                    $   84,497
                      Equipment                       53,638
                                                  ----------
                                                  $  138,135
                                                  ==========

NOTE E  OPTIONS/LEASES

        The Company had the following options at December 31, 1997:

          Erik Hansen         Banner Creek        $   10,000
          Mark Rife           Banner Creek             5,000
          Tri-Valley Corporation - joint venture      25,000
                                                  ----------
                                                  $   40,000
                                                  ==========

        Mineral Property - The Company purchased mineral rights on property in the Richardson Mining District for $10,000. The Company has not assigned any value to these rights.

NOTE F  COMMON STOCK

        The authorized number of common shares is 150,000,000 of which 13,369,480 shares were issued and outstanding at December 31, 1997. Included in this amount is 2,000,000 section 144 restricted shares issued for organizational services.

NOTE G  PREFERRED STOCK

        The authorized number of preferred shares is 50,000,000 of which 500,000 of section 144 restricted shares were issued and outstanding as of December 31, 1997. Preferred stock is convertible to ten common shares for every one preferred share, at a conversion rate of $ .10 per common share for a period of ten years from June 12, 1997. At December 31, 1997 the Company was offering to buy back the preferred shares from the shareholders.

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FROM JUNE 2, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997


NOTE H  STOCK OPTIONS

        The Company has issued 4,000,000 non-qualified incentive stock options to employees, directors and investors to buy common stock at the following prices:

                               1,000,000 at $  .10
                                 500,000 at $  .20
                                 250,000 at $  .50
                                 250,000 at $  .75
                                 750,000 at $ 2.00
                               1,000,000 at $ 3.00
                                 250,000 at $ 4.00

        The options have a three year life and are due to expire on June 1, 2000. During 1997, 895,000 options were exercised to purchase stock in the Company.

NOTE I  LEASE COMMITMENTS

        The Company's corporate headquarters are leased pursuant to an operating lease expiring July 31, 2000. Future lease payments at December 31, 1997 are as follows:

                               Year Ending
                               December 31,
                               ------------
                                   1998          $  51,417
                                   1999             55,140
                                   2000             33,439
                                                 ---------
                                                 $ 139,996
                                                 =========

NOTE J  INCOME TAXES-NET OPERATING LOSS

        The Company had a net operating loss that can be carried forward to offset future taxable income approximating $1,400,000. The net operating loss will expire in the year 2012.

NOTE K  RELATED PARTY TRANSACTIONS

        During 1997, various employees exercised 820,000 options to purchase stock in the Company. Also, during 1997 various officers loaned the Company $532,000. In November 1997 $237,000 of these loans were paid back with Company stock. The balance outstanding at December 31, 1997 is $295,000. The four notes are due June 1, 1998.

NOTE L  STOCK SUBSCRIPTIONS RECEIVABLE

        At December 31, 1997 the Company had stock subscriptions receivable on the issue of stock from the exercise of stock options in the amount of $890,000. There were two exercises of the options for stock: 400,000 shares at $2.00 per share for $800,000, and 30,000 shares at $3.00 per share for $90,000. On February 3, 1998 the 30,000 share issue was cancelled along with the corresponding stock subscription receivable of $90,000.