Form 10QSB
period 1998-03-31
GOLDEN PHOENIX MINERALS INC /FA/
filed 1998-05-19
CIK 1042784

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

       (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and

       (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's
Common Stock as of March 31, 1998 was 14,475,353

Transitional Small Business Disclosure Format (check one):
Yes        No

                       GOLDEN PHOENIX MINERALS, INC.INDEX
                                                                            Page
                                                                          Number
                                                                          ------

PART I Financial Information

   Item 1 Financial Statements

            Condensed Balance Sheet as of March 31, 1998.                      3

            Condensed Statement of Loss and Operating Deficit
             for the Three Months Ended March 31, 1998.                        4

            Condensed Statement of Cash Flows for the Three Months Ended
            March 31, 1998.                                                  5-6

            Notes to Condensed Financial Statements.                           7

   Item 2 Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             8-9

PART II Other Information

   Item 6 Exhibits and Reports on Form 8-K

SIGNATURE

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                      March 31, 1998 and December 31, 1997

                                     ASSETS

                                                                             March 31              December 31
CURRENT ASSETS                                                                 1998                    1997
            Cash and cash equivalents                                      $        99.            $  280,973.
            Employee receivables                                                   257.
            Investments                                                      1,375,000.             1,250,000.
            Prepaid expenses                                                    24,803.                35,384.
            Stock subscription receivable                                      800,000.               890,000.
                                                                         ----------------------------------------
                        Total Current Assets                                 2,200,159.             2,456,327.
                                                                         ----------------------------------------

VEHICLES AND EQUIPMENT
            Vehicles and equipment                                             127,264.               138,135.
            Less accumulated depreciation                                        8,472.                 3,478.
                                                                         ----------------------------------------
                                                                               118,792.               134,657.
                                                                         ----------------------------------------
MINING PROPERTIES AND CLAIMS
            Options/leases                                                     311,615.                40,000.
            Deferred exploration cost                                           97,876.                70,967.
            Mining property and claims                                          10,000.                10,000.
                                                                         ----------------------------------------
                                                                               419,491.               120,967.
                                                                         ----------------------------------------
OTHER ASSETS
            Refundable deposits                                                  3,800.                15,781.
            Incorporation costs, net of amortization of $193                       962.                 1,039.
                                                                         ----------------------------------------
                                                                                 4,762.                16,820.
                                                                         ----------------------------------------
                                                                            $2,743,204.            $2,728,771.
                                                                         ========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Notes payable current                                          $   400,000.            $  700,000.
            Accounts payable                                                   144,990.                95,890.
            Accrued liabilities                                                 16,974.                17,617.
            Bank overdraft                                                         380.                      .
            Amount due to shareholders                                         200,000.               295,000.
                        Total Current Liabilities                              762,344.             1,108,507.
                                                                         ----------------------------------------

STOCKHOLDERS' EQUITY
            Preferred stock, no par value, 50,000,000 shares
                authorized and 500,000 shares issued and
                outstanding at March 31, 1998.                                   2,000.                   2,000.
            Common stock, no par value, 150,000,000 shares
                authorized, 14,475,353 issued and outstanding at
                 March 31, 1998 (including 2,000,000 of 144
                 Restricted shares for organizational services)              3,895,270.               3,080,657.
                        Additional paid-in capital                             (10,000.)                (10,000.)
                        Deficit accumulated during exploration stage        (1,906,410.)             (1,452,393.)
                        Total Stockholders' Equity                           1,980,860.               1,620,264.
                                                                         ----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 2,743,204.             $ 2,728,771.
                                                                         ========================================

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                CONDENSED STATEMENT OF LOSS AND OPERATING DEFICIT
                                   (Unaudited)
   Three Months Ended March 31, 1998 and from June 2, 1997 (date of inception)
                              to December 31, 1997

                                                                                 March 31          December 31,
                                                                                  1998                1997
REVENUES                                                                     $          -         $          -
                                                                          -----------------------------------------
EXPENSES
            Exploration                                                           212,388.             890,073.
            General and administrative                                            234,598.             558,896.
            Depreciation and amortization                                           6,071.               3,594.
                                                                          -----------------------------------------
                                                                                  453,057.           1,452,563.

                        (Loss) From Operations                                   (453,057.)         (1,452,563.)
OTHER INCOME
            Interest and other income                                                                      170.
OTHER EXPENSE
            Loss on Sale of Fixed Assets                                             (960.)
                                                                          -----------------------------------------
LOSS BEFORE PROVISION
            For Income Taxes                                                     (454,017.)         (1,452,393.)

PROVISION FOR INCOME TAXES                                                              -                     -
                                                                          -----------------------------------------

                                                                                 (454,017.)         (1,452,393.)
                                                                          -----------------------------------------

DEFICIT ACCUMULATED DURING EXPLORATION STAGE
            Beginning of Period                                                (1,452,393.)

            End of Period                                                    $ (1,906,410.)         (1,452,393.)
                                                                          =========================================

NET LOSS PER SHARE
            (primary and fully diluted):                                     $      (0.03)                (0.13)
                                                                          =========================================

WEIGHTED AVERAGE
            Common Shares Outstanding
            (primary and fully diluted):                                       13,754,521.           11,609,358
                                                                          =========================================

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                        Three Months Ended March 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
            Net Loss                                                        $ (454,017.)
            Adjustments to reconcile net loss
                 to cash provided by operating activities
                 Depreciation and amortization                                   6,071.
                (Increase) in receivables                                         (257.)
                (Increase) in investments                                     (125,000.)
                 Decrease in prepaid expenses                                   10,551.
                 Decrease in stock subscriptions receivable                     90,000.
                 Decrease in deposits                                           11,981.
                 Increase in accounts payable                                   49,100.
            Increase in bank overdraft                                             380.
                 (Decrease) in accrued liabilities                                (643.)
                                                                          -----------------

                        Net Cash (Used) by
                        Operating Activities                                  (411,834.)
                                                                          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of options                                              (271,615)
            Purchase of vehicles and equipment                                (15,128).
            Sale of vehicles and equipment                                      24,999.
            Increase in deferred exploration costs                            (26,909).
                                                                          -----------------

                        Net Cash (Used) by
                        Investing Activities                                  (288,653.)
                                                                          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Cancellation of stock subscriptions receivable                     (90,000.)
            Payment of debt                                                   (395,000.)
            Proceeds from issuance of stock                                    904,613.
                                                                          -----------------

                        Net Cash Provided by
                          Financing Activities                                 419,613.
                                                                          -----------------

NET DECREASE IN CASH
            And Equivalents                                                   (280,874).

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      280,973.
                                                                          -----------------

CASH AND EQUIVALENTS, END OF PERIOD                                         $       99.
                                                                          =================

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                         (An Exploration Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                        Three Months Ended March 31, 1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
            for interest, net of amount
            Capitalized                                            $      4,225

CASH PAID DURING THE PERIOD
            for income taxes                                       $          -


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1997.The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Income Taxes

No provision for income taxes was required in 1998 due to net operating losses.

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

Note 2 - Long-Term Debt
There was no long-term debt at March 31, 1998.

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

RESULTS OF OPERATIONS

No operational revenue has been generated thru March 31, 1998. All Company activities have been directed toward exploration activities and acquisition of properties. The Company has exploration properties in Alaska, Nevada and California.

The Company has entered into a joint venture agreement with Kennecott Exploration, ("Kennecott") Inc. on its High Grade property located in Modoc County, California. The agreement was signed on September 19, 1997 and gives the Company the option to acquire a 100% interest in the property over a three year period. The agreement calls for Golden Phoenix to spend $200,000 the first year, $300,000 the second year, and $500,000 the last year for a total of $1,000,000 in exploration work commitments on the property. The Company will also pay Kennecott $200,000 in cash or the equivalent thereof in the Company's stock to complete the exercise of the option. Kennecott has reserved the right to buy back a 51% interest in the property at the time of a positive feasibility study for 150% of 51% of all exploration expenses at the time of such feasibility study. If Kennecott chooses not to exercise the right to buy back into the property, Kennecott will retain a 2% net smelter return royalty on the property.

The Company entered into an agreement on August 21, 1997, with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh interest in the Borealis Property is presently under a joint venture with Cambior Exploration USA, Inc. ("Cambior"). The Company can purchase Welsh's interest in Borealis over one year for a total of $1,250,000 in payments. The initial payments to Welsh and Cambior secure 25% of Welsh's interest in the Borealis Property or approximately 8% of the joint venture. The Company will be carried through positive mining feasibility by Cambior, the operator of the project. Cambior Exploration USA must spend $7,000,000 over seven years to earn a 70% interest in the Borealis Property.

The Company acquired on January 6, 1998, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (collectively "Lewis Companies") for an option payment of $250,000. The option replaces a previous option to purchase the above stock, which expired December 31, 1997. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. The Lewis Companies also own various pieces of mining equipment in Nevada. The purchase price for the two Lewis Companies and all their real and personal property assets is $20,000,000. The option to purchase expires December 31, 1998. The Company is actively seeking funding for this acquisition and is also involved in negotiations with other companies to share the cost of, and thereby acquire an interest in, the Lewis Companies and their mining properties and other assets. The Company believes it will be successful in raising the $20,000,000 purchase price. However, should the Company and any joint venture partner be unable to raise the $20,000,000 in funding to acquire the Lewis Companies, the option will expire without any value retained by the Company.

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

No provision for income taxes was recognized for the quarter ended March 31, 1998, due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the company had $1,437,815 in working capital. A significant portion of the working capital is allocated to the joint venture with Cambior Exploration USA, Inc., involving the Borealis Property. The total Borealis Property interest acquisition cost is $1,250,000 and an additional $100,000 lease payment made in January 1998, for the benefit of the seller. Payments to date total $850,000, with $400,000 remaining due in four equal installments of $100,000 each in the months April through July 1998. The payments are payable in cash or stock of the Company or a combination of cash and stock, with the stock being valued at its current closing market price on the day before payment.

A second significant portion of the working capital is stock subscriptions receivable of $800,000 from the exercise of stock options. There were two exercises of the options for stock. One for 30,000 shares at $3.00 per share was cancelled in February 1998, leaving on option exercised at $2.00 per share on 400,000 shares.

The ability of the Company to satisfy the cash requirements of its exploration, development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company. See "OUTLOOK" below.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is conducting discussions with potential joint venture partners to acquire the Lewis Companies, but the Company has not yet finalized commitments for such financing or joint ventures. No assurance can be given that the Company will obtain all of the financing to purchase the Lewis Companies.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to J.D. Welsh & Associates to satisfy all future payments to acquire the remaining interest in the joint venture with Cambior Exploration USA, Inc. The issuance of stock will eliminate $400,000 of current debt. The Company will also need to raise additional financing to fund its exploration, development and operations.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) No reports were filed on Form 8-K during the three-month period ended March 31, 1998

                  SIGNATURE
                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLDEN PHOENIX MINERALS, INC.
                              (Registrant)

April 29, 1998          BY:  /s/ Michael R. Fitzsimonds
 (Date)                          Michael R. Fitzsimonds
                                 President