Form 10-Q
period 1998-06-30
GOLDEN PHOENIX MINERALS INC /FA/
filed 1998-08-21
CIK 1042784

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 1998

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

       (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and

       (2) has been subject to such filing requirements for the past 90 days.
       Yes _X_   No ___

The number of shares outstanding of the Registrant's
Common Stock as of June 30, 1998 was 15,374,450

Transitional Small Business Disclosure Format (check one):
Yes ___   No ___

                          GOLDEN PHOENIX MINERALS, INC.
                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I Financial Information

   Item 1 Financial Statements

          Condensed Balance Sheet as of June 30, 1998                          3

          Condensed Statements of Loss and Operating Deficit
           for the three months and six months ended June 30, 1998             4

          Condensed Statements of Cash Flows for the three months and
           six months ended June 30, 1998                                    5-6

          Notes to Condensed Financial Statements.                             7

   Item 2 Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8-9

PART II Other Information

SIGNATURE                                                                      9

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 1998

                                     ASSETS

                                                                                     June 30
                                                                                   -----------
Current Assets
         Cash and cash equivalents                                                 $    3,439.
         Employee receivables                                                           3,486.
         Investments                                                                1,082,700.
         Prepaid Expenses                                                              14,250.
         Stock subscription receivable                                                101,000.
                                                                                   -----------
                  Total Current Assets                                              1,204,875.
                                                                                   -----------
Vehicles and Equipment
         Vehicles and equipment                                                       127,264.
         Less accumulated depreciation                                                 14,294.
                                                                                   -----------
                                                                                      112,970.
                                                                                   -----------
Mining Properties and Claims
         Options/leases                                                               314,315.
         Deferred exploration cost                                                     98,609.
         Mining property and claim                                                     10,000.
                                                                                   -----------
                                                                                      422,924.
                                                                                   -----------
Other Assets
         Refundable Deposits                                                            3,800.
         Incorporation costs, net of amortization of $193                                 924.
                                                                                   -----------
                                                                                        4,724.
                                                                                   -----------
                                                                                   $1,745,493.
                                                                                   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Notes Payable current                                                     $   30,000.
         Accounts payable                                                             278,815.
         Accrued liabilities                                                           47,790.
         Bank overdraft                                                                    --
         Amount due to shareholders                                                   286,400.
                                                                                   -----------
                  Total Current Liabilities                                           643,005.
                                                                                   -----------

Stockholders' Equity
         Preferred stock, no par value, 50,000,000 shares authorized and
           500,000 shares issued and outstanding at June 30, 1998.                      2,000.
         Common stock, no par value, 150,000,000 shares authorized,
           14,475,353 issued and outstanding at June 30, 1998 (including
           2,000,000 of 144 Restricted shares for organizational services)          3,447,585.
                  Additional paid-in capital                                          (10,000.)
                  Deficit accumulated during exploration stage                     (2,337,097.)
                                                                                   -----------
                  Total Stockholders' Equity                                        1,102,488.
                                                                                   -----------
Total Liabilities and Stockholders' Equity                                         $1,745,493.
                                                                                   -----------

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                CONDENSED STATEMENT OF LOSS AND OPERATING DEFICIT
                                   (Unaudited)
                 Three months and six months ended June 30, 1998

                                                                              Three Months         Six Months
                                                                              ended June 30      ended June 30
                                                                              -------------      -------------
Revenues
         Joint Ventures                                                       $    32,700.         $ 32,700.
                                                                             ---------------------------------

Expenses
         Exploration                                                              130,058.          342,446.
         General and Administrative                                               327,470.          562,068.
         Depreciation and amortization                                              5,860.           11,931.
                                                                             ---------------------------------
                                                                                  463,388.          916,445.
                                                                             ---------------------------------
                  (Loss) From Operations                                         (430,688.)        (883,745.)


Other Income
         Interest and other income                                                      1.                1.
Other Expense

         Loss on Sale of Fixed Assets                                                  --              (960.)
                                                                             ---------------------------------

Loss Before Provision
    For Income Taxes                                                              430,687.         (884,704.)

Provision For Income Taxes                                                             --                --
                                                                             ---------------------------------
                                                                                 (430,687.)        (884,704.)

Deficit Accumulated During Exploration Stage
       Beginning of Period                                                     (1,906,410.)      (1,452,393.)
                                                                             ---------------------------------

       Ending of Period                                                       $ 2,337,097.      $(2,333,097.)
                                                                             ---------------------------------

Net Less per share (primary and fully diluted)                                $     (0.03)      $     (0.06)
                                                                             ---------------------------------

Weighted Average
   Common Shares Outstanding
   (primary and fully diluted):                                                14,622,557.       14,622,557.
                                                                             ---------------------------------

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 Three months and six months ended June 30, 1998

                                                                                 Three Months       Six Months
Cash Flows From Operating Activities                                             ended June 30     ended June 30
                                                                                 -------------     -------------
         Net Loss                                                                  $(430,687.)       $(884,704.)
         Adjustments to reconcile net loss
              to cash provided by operating activities
              Depreciation and amortization                                            5,860.           11,931.
              (Increase) in receivables                                               (3,229.)          (3,486.)
              Decrease (Increase) in investments                                     292,300.          167,300.
              Decrease in prepaid expenses                                            10,553.           21,104.
              Decrease in stock subscriptions receivable                             699,000.          789,000.
              Decrease in deposits                                                        --            11,981.
              Increase in accounts payable                                           133,825.          182,925.
              Increase (Decrease) in bank overdraft                                     (380.)              --
              Increase (Decrease) in accrued liabilities                              30,816.           30,173.
                                                                                 -------------------------------

                  Net Cash Provided (Used) by
                  Operating Activities                                               738,058.          326,224.
                                                                                 -------------------------------

Cash Flows From Investing Activities
         Purchase of options                                                          (2,700.)        (274,315.)
         Purchase of Vehicles and equipment                                               --           (15,128.)
         Sales of Vehicles and equipment                                                  --            24,999.
         Increase in deferred exploration costs                                         (733.)         (27,642.)
                                                                                 -------------------------------

                  Net Cash (Used) by
                  Investing Activities                                                (3,433.)        (292,086.)
                                                                                 -------------------------------

Cash Flows from Financing Activities
         Cancellation of stock subscriptions receivable                             (800,000.)        (890,000.)
         Cancellation of Debt                                                       (300,000.)        (300,000.)
         Payment of Debt                                                            (120,000.)        (515,000.)
         Proceeds from issuance of debt                                              136,400.          136,400.
         Proceeds from issuance of stock                                             352,315.        1,256,928.
                                                                                 -------------------------------

                  Net Cash Provided by
                    Financing Activities                                            (731,285.)        (311,672.)
                                                                                 -------------------------------

Net Decrease in Cash
         And Equivalents                                                               3,340.         (277,534.)

Cash and Equivalents, Beginning of Period                                                 99.          280,973.
                                                                                 -------------------------------

Cash and Equivalents, End of Period                                               $    3,439.       $    3,439.
                                                                                --------------------------------

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 Three months and six months ended June 30, 1998


Supplemental Disclosure of Cash Flow Information
                                                                                 Three Months       Six Months
                                                                                 ended June 30     ended June 30
                                                                                 -------------     -------------
Cash Paid during the Period
         for interest, net of amount
         Capitalized                                                              $      396.       $    4,621.

Cash Paid During the Period
         For Income Taxes                                                         $       --        $       --



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month ending June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1997. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified from appropriate interim presentation.

Income Taxes

No provision for income taxes was required in 1998 because of the net operating losses.

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

Note 3 - Long-Term Debt

There was no long-term debt at June 30, 1998.

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

RESULTS OF OPERATIONS

The Company generated revenues from the granting of joint venture positions in part of its Alaska holdings. Company activities have been directed toward exploration activities and acquisition of properties. The Company has exploration properties in Alaska, Nevada and California.

The Company has entered into a joint venture agreement with Kennecott Exploration, ("Kennecott") Inc. on its High Grade property located in Modoc County, California. The agreement was signed on September 19, 1997, and gives the Company the option to acquire a 100% interest in the property over a three year period. The agreement calls for Golden Phoenix to spend $200,000 the first year, $300,000 the second year, and $500,000 the last year for a total of $1,000,000 in exploration work commitments on the property. The Company will also pay Kennecott $200,000 in cash or the equivalent hereof in the Company's stock to complete the exercise of the option. Kennecott has reserved the right to buy back a 51% interest in the property at the time of a positive feasibility study for 150% of 51% of all exploration expenses at the time of such feasibility study. If Kennecott chooses not to exercise the right to buy back into the property, Kennecott will retain a 2% net smelter return royalty on the property.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh interest in the Borealis property is presently a joint venture with Cambior Exploration USA, Inc. ("Cambior"). The Company had the option to purchase all of Welsh's interest in Borealis over three years for a total of $1,250,000 in payments. The Company will be carried through positive mining feasibility by Cambior, the operator of the project. Cambior Exploration USA must spend $7,000,000 over seven years to earn a 70% interest in the property.

The Company acquired on January 6, 1998, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (collectively "Lewis Companies") for an option payment of $250,000. The option replaces a previous option to purchase the above stock, which expired December 31, 1997. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. The Lewis Companies also own various pieces of mining equipment in Nevada. The purchase price for the Lewis Companies and all their real and personal property assets is $20,000,000. The option to purchase expires on December 31, 1998. The company is actively seeking funding for this acquisition and is also involved in negotiations with other companies to share the cost of, and thereby acquire an interest in, the Lewis Companies and their mining properties and other assets. The Company believes it will be successful in raising the $20,000,000 purchase price. However, should the Company and any joint venture partner be unable to raise the $20,000,000 in funding to acquire the Lewis Companies, the option will expire without any value retained by the Company.

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

No provision for income taxes was recognized for the six months ended June 30, 1998 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the company had $561,870 in working capital. A significant portion of the working capital is allocated to the joint venture with Cambior Exploration USA, Inc., involving the Borealis Property. The total Borealis Property interest acquisition cost is $1,050,000 and an additional $100,000 lease payment made in January 1998, for the benefit of the seller. Payments to date total $1,050,000. The payments are payable in cash or stock of the Company or a combination of cash and stock, with the stock being valued at its current closing market price on the day before payment.

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

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to J. D. Welsh & Associates to satisfy all future payments to acquire the remaining interest in the joint venture with Cambior Exploration USA. The issuance of stock will eliminate $400,000 of current debt. The Company will also need to raise additional financing to fund its exploration, development and operations.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) No reports were filed on Form 8-K during the three-month period ended March 31, 1998.


                  SIGNATURE
                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GOLDEN PHOENIX MINERALS, INC.
                               (Registrant)



August 18, 1998                BY: /s/ Michael R. Fitzsimonds
(Date)                             Michael R. Fitzsimonds
                                    President