Form 10-Q
period 1998-09-30
GOLDEN PHOENIX MINERALS INC /FA/
filed 1998-12-08
CIK 1042784

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______.

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1998 was 16,496,418.

Transitional Small Business Disclosure Format (check one):
Yes ___ No ___

                       GOLDEN PHOENIX MINERALS, INC.
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I  Financial Information

   Item 1 Financial Statements

            Condensed Balance Sheet as of September 30, 1998                 3

            Condensed Statements of Loss and Operating Deficit
             for the three months and nine months ended September 30, 1998   4

            Condensed Statements of Cash Flows for the three months and
             nine months ended September 30, 1998                           5-6

            Notes to Condensed Financial Statements.                         7

   Item 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       8-9

PART II Other Information

SIGNATURE                                                                    9

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 1998

                                     ASSETS

                                                                                     September 30
                                                                                     ------------
Current Assets
            Cash and cash equivalents                                                $     1,193
            Employee receivables                                                           6,056
            Investments                                                                1,082,700
            Prepaid Expenses                                                               5,478
            Stock subscription receivable                                                136,000
                                                                                     -----------
                        Total Current Assets                                           1,231,427
                                                                                     -----------
Vehicles and Equipment
              Vehicles and equipment                                                     127,264
              Less accumulated depreciation                                               20,128
                                                                                     -----------
                                                                                         107,136
                                                                                     -----------
Mining Properties and Claims
            Options/leases                                                                69,115
            Deferred exploration cost                                                    126,407
            Mining property and claim                                                     10,000
                                                                                     -----------
                                                                                         205,522
                                                                                     -----------
Other Assets
            Refundable Deposits                                                            3,800
            Incorporation costs, net of amortization of $193                                 866
                                                                                     -----------
                                                                                           4,666
                                                                                     -----------
                                                                                     $ 1,548,751
                                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
            Accounts payable                                                         $   405,773
            Accrued liabilities                                                           89,845
            Amount due to shareholders                                                   455,650
                                                                                     -----------
                        Total Current Liabilities                                        951,268
                                                                                     -----------

Stockholders' Equity
            Preferred stock, no par value, 50,000,000 shares authorized and
              500,000 shares issued and outstanding at September 30, 1998.                 2,000
            Common stock, no par value, 150,000,000 shares authorized,
              16,496,418 issued and outstanding at September 30, 1998 (including
              2,000,000 of 144 Restricted shares for organizational services)          3,614,585
                           Additional paid-in capital                                    (10,000)
                           Deficit accumulated during exploration stage               (3,009,102)
                                                                                     -----------
                           Total Stockholders' Equity                                    597,483
                                                                                     -----------
Total Liabilities and Stockholders' Equity                                           $ 1,548,751
                                                                                     ===========

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                CONDENSED STATEMENT OF LOSS AND OPERATING DEFICIT
                                   (Unaudited)
              Three months and nine months ended September 30, 1998

                                                    Three Months      Nine Months
                                                    ------------      -----------
                                                  ended September   ended September
                                                  ---------------   ---------------
                                                        30                30
                                                        --                --
Revenues
            Joint Ventures                         $          0      $     32,700
                                                   ------------------------------

Expenses
            Exploration                                 516,035           858,481
            General and Administrative                  150,078           712,146
            Depreciation and Amortization                 5,892            17,823
                                                   ------------------------------
                                                        672,005         1,588,450
                                                   ------------------------------
                        (Loss) From Operations         (672,005)       (1,555,750)

Other Income
            Interest and Other Income                        --                 1
Other Expense
            Loss on Sale of Fixed Assets                     --              (960)
                                                   ------------------------------

Loss Before Provision
    For Income Taxes                                   (672,005)       (1,556,709)

Provision For Income Taxes                                   --                --
                                                   ------------------------------
                                                       (672,005)       (1,556,709)

Deficit Accumulated During Exploration Stage
       Beginning of Period                           (2,333,097)       (1,452,393)
                                                   ------------------------------

       Ending of Period                            $ (3,005,102)     $ (3,009,102)
                                                   ==============================

Net Loss per share (primary and fully diluted)     $      (0.04)     $      (0.11)
                                                   ==============================

Weighted Average
   Common Shares Outstanding
   (primary and fully diluted):                      15,691,772        14,696,913
                                                   ==============================

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              Three months and nine months ended September 30, 1998

                                                                           Three Months     Nine Months
                                                                           ------------     -----------
                                                                              ended            ended
                                                                              -----            -----
                                                                           September 30     September 30
                                                                           ------------     ------------
Cash Flows From Operating Activities
            Net Loss                                                       $  (672,005)     $(1,556,709)
            Adjustments to reconcile net loss
                 to cash provided by operating activities
                 Depreciation and amortization                                   5,892           17,823
                 (Increase) in receivables                                      (2,570)          (6,056)
                 Decrease in investments                                            --          167,300
                  Terminate Lease Option                                       250,000          250,000
                 Decrease in prepaid expenses                                    8,772           29,876
                 (Increase) Decrease in stock subscriptions receivable         (35,000)         754,000
                 Decrease in deposits                                               --           11,981
                 Increase in accounts payable                                  126,958          309,883
                 Increase in accrued liabilities                                42,055           72,228
                                                                           ----------------------------

                        Net Cash Provided (Used) by
                        Operating Activities                                  (275,898)          50,326
                                                                           ----------------------------

Cash Flows From Investing Activities
            Purchase of lease options                                           (4,800)        (279,115)
            Purchase of Vehicles and equipment                                      --          (15,128)
            Sales of Vehicles and equipment                                         --           24,999
            Increase in deferred exploration costs                             (27,798)         (55,440)
                                                                           ----------------------------

                        Net Cash (Used) by
                        Investing Activities                                   (32,598)        (324,684)
                                                                           ----------------------------

Cash Flows from Financing Activities
            Cancellation of stock subscriptions receivable                          --         (890,000)
            Cancellation of Debt                                                    --         (300,000)
            Payment of Debt                                                    (30,000)        (545,000)
            Proceeds from issuance of debt                                      24,250          160,650
            Proceeds from issuance of stock                                    312,000        1,568,928
                                                                           ----------------------------

                        Net Cash Provided (Used)  by
                          Financing Activities                                 306,250           (5,422)
                                                                           ----------------------------

Net Decrease in Cash
            And Equivalents                                                     (2,246)        (279,780)

Cash and Equivalents, Beginning of Period                                        3,439          280,973
                                                                           ----------------------------

Cash and Equivalents, End of Period                                        $     1,193      $     1,193
                                                                           ============================

The Accompanying Notes to Condensed Financial
Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
              Three months and nine months ended September 30, 1998


Supplemental Disclosure of Cash Flow Information

                                                     Three Months     Nine Months
                                                     ------------     -----------
                                                        ended            ended
                                                        -----            -----
                                                     September 30     September 30
                                                     ------------     ------------
Cash Paid during the Period
            for interest, net of amount
            Capitalized                               $     293        $   4,914

Cash Paid During the Period
            For Income Taxes                          $      --        $      --

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1997. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified from appropriate interim presentation.

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

Note 3 - Long-Term Debt

There was no long-term debt at September 30, 1998.

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

The Company has entered into a joint venture agreement with Kennecott Exploration, ("Kennecott") Inc. on its High Grade property located in Modoc County, California. The agreement was signed on September 19, 1997, and gives the Company the option to acquire a 100% interest in the property over a three year period. The agreement calls for Golden Phoenix to spend $200,000 the first year, $300,000 the second year, and $500,000 the last year for a total of $1,000,000 in exploration work commitments on the property. The Company will also pay Kennecott $200,000 in cash or the equivalent hereof in the Company's stock to complete the exercise of the option. Kennecott has reserved the right to buy back a 51% interest in the property at the time of a positive feasibility study for 150% of 51% of all exploration expenses at the time of such feasibility study. If Kennecott chooses not to exercise the right to buy back into the property, Kennecott will retain a 2% net smelter return royalty on the property. The company has completed a 13 hole drill program on this property as part of its 1998 work obligation. The results of this program are mixed so far. We have not received all of the assay results from the drill program as of this filing.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh interest in the Borealis property was in a joint venture with Cambior Exploration USA, Inc. ("Cambior"). Cambior has elected to terminate the joint venture due to budgetary constraints on their US exploration program for 1999. The Company had the option to purchase all of Welsh's interest in Borealis over three years for a total of $1,250,000 in payments. The Company will be responsible for 65% of the payments to the underlying owners starting in late December 1998. We are actively seeking a new joint venture partner for this property.

The Company acquired on January 6, 1998, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (collectively "Lewis Companies") for an option payment of $250,000. The option replaces a previous option to purchase the above stock, which expired December 31, 1997. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. The Lewis Companies also own various pieces of mining equipment in Nevada. The purchase price for the Lewis Companies and all their real and personal property assets is $20,000,000. The option to purchase was to expire on December 31, 1998. The company has terminated this option due to its inability to secure financing for the $20,000,000 exercise price. We have retained our interest in the Contact copper property. The company believes that this is one of the premiere properties in the F. W. Lewis portfolio.

Exploration costs have been incurred in connection with the properties in California, Alaska and Nevada. These costs have been incurred for the location and rental fees of prospect sites and mining claims, and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other exploration costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further exploration.

No provision for income taxes was recognized for the nine months ended September 30, 1998 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the company had $280,159 in working capital. . A significant portion of the working capital is allocated to the Borealis Property. The total Borealis Property interest acquisition cost is $1,050,000 and an additional $100,000 lease payment made in January 1998, for the benefit of the seller. Payments to date total $1,050,000. The payments are payable in cash or stock of the Company or a combination of cash and stock, with the stock being valued at its current closing market price on the day before payment.

The ability of the Company to satisfy the cash requirements of its development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.
See "OUTLOOK" below.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners to further develop its key exploration properties, but the Company has not yet finalized commitments for such financing or joint ventures. No assurance can be given that the Company will obtain all of the financing for its exploration and development activities.

OUTLOOK

The Company will also need to raise additional financing to fund its exploration, development and operations.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) No reports were filed on Form 8-K during the three-month period ended September 30, 1998.


         SIGNATURE
         ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                GOLDEN PHOENIX MINERALS, INC.
                (Registrant)



October 29, 1998          BY:  /s/ Michael R. Fitzsimonds
(Date)                         Michael R. Fitzsimonds
                                President