Form 10KSB40
period 1998-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 1999-10-27
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Golden Phoenix Minerals, Inc

(Exact name of registrant as specified in its charter)

Minnesota	0-22905	41-1878178
(State of	(Commission	(IRS Employer
incorporation)	File Number)	Identification No.)

3595 Airway Dr. Suite 405

Reno, Nevada 89511

(775) 853-4919

Securities registered pursuant to section 12(g) of the Act:

Common Shares

Preferred Shares

Shares Underlying the Options

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[X]

State issuer's revenues for its most recent fiscal year: $34,700.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of August 31, 1999, was $2,266,956.

The total number of common shares outstanding at August 31, 1999 was 21,456,443.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONTENTS

PART I

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	16
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18

PART III

PART I

Item 1. - BUSINESS

Golden Phoenix Minerals, Inc. (the "Company") was formed in Minnesota on June 2, 1997 and has had limited operations.

The Company plans to produce economically valuable minerals from the mineral properties it currently controls, and from mineral properties that it will acquire in the future. The Company intends to concentrate its exploration efforts in the Western United States.

The Company's corporate directors and officers are comprised of two former senior management, geological exploration and development staff members from Santa Fe Pacific Gold Corp. (Santa Fe) and one senior exploration manager from Kennecott Exploration Co. (Rio Tinto). This experienced and diverse team has in excess of fifty-five years of major corporate mineral exploration, development, and gold production experience.

Golden Phoenix's key employees were actively involved in the exploration, discovery and development activities of Santa Fe, which was the sixth largest gold producer in North America before it was purchased in 1997 by Newmont Mining Company, North America's largest gold producer, for $2.2 billion. Santa Fe discovered and developed over 28 million ounces of gold reserves with annual production in excess of 800,000 ounces. Another of the Company's key employees worked for Kennecott Exploration Company, which is part of Rio Tinto Ltd., the world's largest mining company, as manager of Western US Exploration.

The Company provides joint venture opportunities to selected mining companies to conduct exploration or development on mineral properties the Company owns or controls. The Company and its joint venture partners will explore and develop selected properties to a stage of proven and probable reserves, at which time the Company will then decide whether to sell its interest in a property or take the property into production with its joint venture partner. By joint venturing its properties and thereby reducing its share of the costs for exploration of those properties, the Company can maintain, while continuing to acquire, an interest in a portfolio of gold and base metals properties in various stages of mineral exploration and development. This corporate strategy will minimize financial risk that the Company would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

The Company believes that it has created the basis for a competitive minerals exploration company through assembling a unique group of individuals with experience in target generation and discovery, resource evaluation and mine development.

There are at least five sources of land for exploration by the Company: public lands, private fee lands, aboriginal tribal lands, unpatented mining claims, and patented mining claims. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the U. S. Forest Service, through state governments, through tribal governments, and through individuals or entities who currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. The only two types of permitting which the Company should have to be concerned with in the near future are "Notice of Intent" and "Plan of Operation." Both of these types of procedures will be necessary in the next twelve months. The Company has not yet filed for any of these permits and cannot guarantee that the regulatory agency will timely approve, if at all, the necessary permits. Further, it will be necessary to obtain or post a bond for the reclamation of the proposed surface disturbance.

The total cost and effects on the Company's operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when they are initiated.

JOINT VENTURES

The following section describes several agreements that the Company entered into in order to gain an operating interest or provide an opportunity for another company to earn an interest in one of our properties .

Contact

Golden Phoenix Minerals has two agreements in place on the Contact property in northern Nevada. The Company acquired the right to earn a 60 percent interest in the Enexco patented mining claims through a combination of work commitments on the Contact property and payments to Enexco totaling US$2,913,000 over seven years. Golden Phoenix Minerals then has the option to acquire Enexco's 40 percent in the joint venture for an additional US$5 million for the first 20 percent and US$10 million for the remaining 20 percent. A 0.25 percent net smelter return royalty burdens the property. On July 10, 1998 Golden Phoenix Minerals signed a separate exploration license and purchase option (License/Option) for the Lewis portion of the Contact Project. The License/Option was acquired for an initial payment of US$15,000 and 100,000 shares of common stock. The License/Option requires Golden Phoenix Minerals to make monthly cash payments, which will total US$149,000, and to issue common shares with total cash value of US$2.2 million over the four and one-half year option term. The purchase price for the Contact property is US$3 million cash and US$1 million worth of Golden Phoenix Minerals common stock. The SF Lewis Trust will retain a 5 per cent production royalty on gold and silver and 4 percent on all other minerals. The production royalty may be purchased for an additional US$3 million cash and US$2 million worth of common stock. Golden Phoenix Minerals is obligated to expend US$250,000 on exploration during 1998 and US$1.4 million over the term of the agreement.

Borealis

The Company had signed an acquisition agreement ("Welsh Agreement") with J. D. Welsh & Associates ("Welsh") to acquire 100 percent of Welsh's lease-hold interest in the Borealis mine project in Mineral County, Nevada. Prior to terminating the Welsh Agreement, the Company paid Welsh a stock equivalent value of US$1,187,000 and was vested with a 65 percent ownership in the Borealis Mine project. The Company and Welsh signed a joint venture agreement with Cambior Exploration USA, Inc. in 1997. Cambior was to earn a 70 percent interest in the project by spending US$7million over the next 7 years. Cambior completed their first years drilling commitment, and then because of company budget reductions, they decided to terminate their interest on December 31, 1998.

Cirque and Glory Creek

In April 1998 the Company signed a Joint Venture Letter of Intent with Camnor Resources Ltd. to acquire up to 100 percent of seven exploration properties controlled by the Company in the Bonnifield district located approximately 55 miles south of Fairbanks, Alaska. By making cash payments to the Company totaling US$200,000, issuing to the Company 450,000 shares of Camnor's common stock, and spending US$1,000,000 per property in exploration expenditures over a period of five years beginning in 1998, Camnor can earn a 51 percent interest in the seven Golden Phoenix Minerals properties. By paying Golden Phoenix Minerals, a further US$1,000,000 and committing to a further US$1,500,000 in work for each property, Camnor may earn an additional 19 percent interest in each property. Upon making additional cash payment of US$1,000,000 and issuing 1,000,000 shares per property to Golden Phoenix Minerals, Camnor may acquire the full 100 percent interest in each property. However, the Company will retain a three-percent net-smelter-return production royalty on each property, of which one percent is purchasable by Camnor for US$1,000,000. At the end of the 1998 Alaska field season, Camnor decided to terminate their interests in five of the seven properties. They still retain the earn-in rights to the Cirque and Glory Creek projects.

High Grade

The agreement to acquire the property called High-Grade has been terminated with Kennecott Exploration Company ("Kennecott"), a subsidiary of Rio Tinto Plc.

FUNDING

The Company plans to finance its operations through private placements and the exercising of common stock options controlled by key directors of the Company. The Company will also offset some of its cost by joint-venturing its properties with other mining groups for exploration and development while paying fees to Golden Phoenix Minerals, Inc. for the right to certain interest in the property.

COMPETITION

Over the last five years imposition of claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineral ground to become open for location and acquisition. Due to the continued decline in the gold price, the number of companies aggressively acquiring claims and properties has declined during 1998.

SEASONAL EFFECTS

The Company has positioned itself to handle any seasonal aspect of the exploration business by locating properties in differing climatic zones, thus allowing fieldwork on a near year-round basis. Problems of access and inclement weather will be minimized through strategic planning of fieldwork.

CAPITAL EQUIPMENT

The only capital equipment the Company plans to purchase or lease in the next twelve months will be one field vehicle. The field vehicle will be for staff professionals only. All contractors will provide their own vehicles.

STAFFING

The Company has reduced its staffing level to the three key professionals described in Item 9 below. The Company does not anticipate adding any further permanent staff in the next twelve months of operation. The Company will employ independent contractors to fulfill short-term needs and obligations.

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

The Company's decision as to whether any of the mineral development properties it now holds or which it may acquire in the future contain commercially mineable deposits, and whether such properties should be brought into production, depends upon the results of its exploration programs and/or feasibility analyses and the recommendations of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to, the: (i) receipt of government permits; (ii) costs of bringing the property into production, including exploration and development work, preparation of feasibility studies and construction of production facilities; (iii) availability and costs of financing; (iv) ongoing costs of production; (v) market prices for the metals to be produced; and (vi) estimates of reserves or mineralization. No assurance can be given that any of the development properties the Company owns, leases or acquires contain (or will contain) commercially mineable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties.

UNCERTAINTY OF TITLE

A majority of the Company's properties consist of unpatented mining claims, which the Company owns or leases. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. Under this law, if a claimant complies with the statute and the regulations for the location of a mining claim or mill site claim, the claimant obtains a valid possessory right to the land or the minerals contained therein. To preserve an otherwise valid claim, the claimant must also make certain additional filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay an annual holding fee of $100 per claim. If a claimant fails to make the annual holding payment or make the required filings, the mining claim is void or voidable.

Because mining claims are self- initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and mining claims may be challenged by rival mining claimants and the United States. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged.

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

DEPENDENCE ON KEY PERSONNEL

The Company is dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Chairman of the Board of Directors; and Steven D. Craig Vice President and Director. The loss of any of these individuals could have a material adverse effect on the Company's business and operations. The Company currently does not have key person insurance on these individuals.

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

Item 2. - PROPERTY

DETAILED PROPERTY DESCRIPTIONS

Nevada

The following sections describe the existing exploration projects found in Nevada that are owned or controlled by the Company. The Company's primary and most important property asset is the Contact copper-silver property. The other key property is the Borealis gold-silver mine.

Project	Geographical Region	Acres	Metal
Contact	Elko County, NV	7,360	Cu-Ag
Borealis	Mineral County, NV	5,200	Au-Ag

.

CONTACT PROJECT, ELKO COUNTY, NV

Summary:

The Contact copper-silver project is located in northeastern Nevada over a large mineralized granodiorite and altered sedimentary rocks. The property has been explored by early prospectors beginning in about 1870 with modern exploration being initiated in about 1967. This work along with drilling completed by Golden Phoenix in 1998 has produced an indicated copper-silver resource calculated to contain about 39.5 million tons averaging 0.952 percent copper at a 0.2% cutoff grade for 752 million pounds of copper.

Internal to the Banner deposit is several continuous high-grade zones that range from five to forty feet wide. Using a 3% cutoff grade on these zones, Golden Phoenix calculated an indicated resource of 1.2 million tons of 5.72% silver-copper equivalent for a total of 111 million pounds of copper and 2.15 million ounces of silver. In summary, the deposit has considerable potential for expanding both open-pittable and underground ore reserves. Ore types include SX-EW leaching of shallow oxide ores and milling and concentrating the high-grade sulfide ores for smelting at another facility.

Additionally, other areas on the property have visible copper mineralization that has not been previously explored. These highly prospective areas offer tremendous potential for discovery of other valuable copper-silver deposits.

Location and Land:

The Contact copper-silver project is located in the favorable mining state of Nevada. The property covers about eleven-square miles and is controlled by both 152 patented and 216 unpatented mining claims. The best mineralization is located on the private patented claims, which Golden Phoenix controls through agreements with International Enexco Limited and F. W. Lewis, Inc. These private lands are much easier to permit a new mining operation than the unpatented claims and are extremely valuable to success of the project. The unpatented claims owned by Golden Phoenix fill fractions and surround the important patented claims.

History of District:

Copper mineralization was discovered in the area in 1870, and the first copper showings to be prospected by shafts were east of the Salmon Falls River near China Mountain, approximately eight miles east of Contact. Sporadic prospecting, staking, development and production took place from 1876 to 1908 when the population of Contact reached 300 people. In 1918 work on the Vivian tunnel was started near the Banner Zone immediately north of the old town of Contact. At about the same time, Gray Mining Company drove the Helen B. Smith tunnel 2300 feet under the Mammoth area.

Copper production from the district peaked during World War I, again in 1928 and during World War II. Production was derived from ten to fifteen different workings, mainly from the area north and west of Contact. An unofficial estimate in 1970 puts the overall production from the Contact district at 300,000 tons of ore at an average grade of five- percent copper (equal to 30 million pounds of copper). A partial estimate for the period 1918-1949 was 34,404 tons @ 4.85% Cu, 0.2 ounces per ton (opt) of gold and 1.7 ounces per ton of silver.

Historical records state that 129 shipments from the Marshall (Delano) Mine in 1928 averaged 5.3% Cu. Palo Alto, also in this zone, produced 300 tons at 32% Cu before 1910 and 1,400 tons at 5% Cu between 1910 and 1928. Blue Bird ores contained from 15% to 35% Cu, 20 opt Ag and $20 in gold per ton. These workings were located mainly along the northern contact of the batholith with Paleozoic sediments, and just northwesterly of the town of Contact. Production came mainly from veins that are near the contact in the north contact zone, starting at the old Contact town site and running for about four miles to the west. Concentrate was shipped to Asarco's Garfield (Utah) smelter, which closed down in 1959. From 1959 to 1967 the district was largely inactive.

Modern Exploration History:

In 1967 Calta Mines Limited and other companies started modern exploration programs for copper. Work concentrated along the north contact zone, west of the town of Contact. By 1970 Calta had completed geological mapping, IP surveys, trenching and 37,000 feet of diamond drilling. That same year a feasibility study was completed on the copper deposits of Calta's property. Coralta Nevada Inc., a subsidiary of Vancouver-based Coralta Resources Ltd., took over the Calta property and carried out additional diamond drilling, IP-surveys, trenching, geological mapping and petrographic work.

From 1973 to 1975 the property was under option to Phelps Dodge Corporation and work during this period included IP-surveys and diamond drilling of sixteen holes. Significant fissure vein-, fracture filling- and disseminated-type copper-molybdenum mineralization with gold and silver values was encountered in several holes. Their work along with Coralta delineated 8 million tons of mineralization averaging 2.3 per cent copper.

From 1977 to 1989 the property lay essentially dormant, and Enexco International Inc. acquired many of the patented claims. The majority of the unpatented claims were allowed to lapse during this period. Interest in the property and its potential for large tonnage porphyry-type copper-molybdenum mineralization was awakened again in 1989 when Enexco staked much of the mineralized trend along the north contact zone of the batholith.

In early 1998 Golden Phoenix Minerals staked 216 unpatented mining claims that cover approximately 4320 acres of BLM administered lands and established a buffer around and covered gaps between the land positions of International Enexco Limited and the F. W. Lewis, Inc. The company acquired the right to earn a 60 percent interest in the Enexco patented mining claims through a combination of work commitments and payments over seven years. In July the Company signed a separate exploration license and purchase option (License/Option) for the SF Lewis Contact Project. The License/Option was acquired for payments of cash and common stock over the four and one-half year option term.

Golden Phoenix Minerals received encouraging assay results from the 17-drill hole (9445 feet total) program completed in July 1998 at the Contact property. Results of the drilling program by the Company raised a portion of the combined resource (mineral inventory) from a drill-inferred to the drill-indicated category. The physical area of the resource has also been expanded as a result of this program. These encouraging results and the mineralization that crops out along strike for greater than one mile was justification for the Company to plan a 1999 Phase II drilling program.

Geology:

The Contact mining district lies within the Paleozoic miogeosyncline of western Nevada. This thick sequence of sedimentary rocks has been domed and tilted by the intrusion of a Jurassic granodiorite stock. The stock is 16-miles long in an east-west direction and 8-miles wide in a north-south direction. Paleozoic sediments, consisting of siltstone, limestone and sandstone, found lying within 2,000 feet of the stock have been metamorphosed to skarn and hornfels. Young Tertiary volcanic flows, tuffs, and sediments overlie these rocks on the distant flanks of the uplift.

The mineral deposits of the district occur principally in the contact zone of the granodiorite and within the granodiorite in association with sodium metasomatized alteration zones. The two main areas of mineralization are the "north contact zone" and the "west contact zone" in the western segment of the granodiorite. The "north contact zone" extends from the town of Contact for seven miles to the west along the contact and the "west contact zone" extends along the western contact of the batholith for approximately four miles in a NS-direction. Both zones are at least one-mile wide, and the Contact property is located on the "north contact zone". Copper is the main commodity, but the deposits also contain some gold and silver, and locally enough lead to be of value.

1998 Drilling Results:

The Company received encouraging assay results from the 17-drill hole, 9445 foot program completed in July 1998. Results of this drilling program raised a portion of the combined resource (mineral inventory) from a drill-inferred to the drill-indicated category. The physical area of the resource has also been expanded as a result of this program. These encouraging results and the mineralization that crops out along strike for greater than one mile are justification for a 1999 Phase II drilling program.

Drilling results in the Delano area (Holes CRC-98-8) has extended and confirmed mineralization encountered in earlier drill programs (both along strike and down-dip). The drill holes in the West Extension area (CRC-98-9 through CRC-98-13, and CRC-98-17) indicate that mineralization is open to the west and down-dip. Drilling results in the Palo Alto area (Holes CRC-98-14 through CRC-989-16) showed lower grade mineralization and appear to indicate a weakening of the main Delano structures to the east.

Copper Resource:

Golden Phoenix Minerals completed its initial evaluation of the Banner Fissure zone on October20. This work included 17 reverse circulation drill holes for a total of 9,400 feet of new drilling. The drill program augments and expands the known mineral inventory defined by 61 core holes drilled in the 1960 and 1970s. The previous drilling totaled over 60,000 feet

We have completed three types of mineral inventories from the data compiled; 1) a manual cross-sectional inventory based on composite samples, 2) a block model mineral inventory and 3) a preliminary economic dipper pit resource. The following table shows the comparison of the cross-sectional model and the block model mineral inventory.

Source	Tons	% Cu	Pounds of Cu
Cross-Sectional Model	39.5 million	0.952	752 million
Block Model	51.4 million	0.703	723.6 million

The final evaluation completed in this study was the development of a preliminary economic pit. The floating cone was run on the model at a series of copper prices to get an idea of the sensitivity to price. These sensitivities to price are needed when capitalization of the project is included to determine profitability. The preliminary capital cost, quoted but not confirmed, is approximately $28 million for processing plant and $15 to $20 million for mining equipment. Our work evaluated several copper prices; the results of two of the floating cones are presented in the following table.

Copper Price	Tons Ore	Cu Grade %	Strip Ratio	Net Revenue
$0.75	14.7 million	0.752	3.6 to 1	$48 million
$1.00	27.9 million	0.672	4.6 to 1	$140.8 million

The floating cone was based on a mining cut off of 0.2% Cu, waste cost of $0.75, ore cost of $1.85, processing cost of $0.18 and a pit slope of 45 degrees.

The potential to develop an underground high-grade mine is considered to be excellent. By using a copper cut-off grade of three percent, the Company calculated an indicated resource of 1.2 million tons of 5.72 % silver-copper equivalent for a total of 111 million pounds of copper and 2.15 million ounces of silver. Part of this resource is held up by drill hole PD-4, which intercepted 12 feet of 20.75 % Cu at 1842 feet and another 30 feet of 13.6 % Cu at 2160 feet. These intercepts also have molybdenum values up to 0.19 % and silver up to 12.8 ounces per ton.

In conclusion, the Banner deposit is still open on three sides and considerable potential exists to increase its size and improve the overall economics of a potential mine.

Exploration Potential:

The potential to find additional copper resources on Golden Phoenix Minerals' properties at Contact is considered to be excellent. The Banner zone deposit is currently defined by 78 drill holes with little, if any, drilling conducted in other prospective areas of the property. A field and data review identified at least 15 other targets that could add significant tonnage for a mine with a long producing life. By projecting beyond the current Banner zone deposit to these other highly prospective targets, the Contact project may have up to 3.7 billion pounds of copper that could be identified through drilling.

Proposed Drilling Program:

The 1999-second phase of drilling is anticipated to consist of both rotary and core drilling for approximately 10,000 total feet. The planned program will include a hole midway between CRC-98-12, which contained 300 feet of anomalous copper mineralization and PD-4, which contained several high-grade intervals with average grades of 12.5 to 29 per cent copper. A drill hole is needed to test mineralization encountered in CRC-98-17, which was lost due to bad ground at 565 feet in greater than 2 per cent copper. The Company also plans step-out drilling in the area to the west where the Company has delineated the continuation of favorable structures. This drilling will result in a stronger economic model of the Banner deposit.

BOREALIS PROJECT, MINERAL COUNTY, NV

Summary:

The Borealis gold-silver property lies with the Aurora-Borealis mineral belt in west central Nevada. The property was previously mined from eight pits and produced 10.7 million tons of gold ore at an average grade of 0.059 ounces per ton of gold for 635,000 ounces of gold.

Mining was completed in 1991, even though later resource calculations indicated that the property still had numerous unmined deposits. This work identified an indicated oxide and sulfide resource totaling nearly 1.2 million ounces of gold still remaining unmined. The total tonnage identified was 37.6 million tons averaging 0.032 ounces per ton from several sources. Additionally, numerous ore-grade drill intercepts remain open for step out drilling. The Company is continuing to identify and develop gold and silver resources from the data that was created from about $12,000,000 of work by earlier operators.

Location and Land:

Golden Phoenix Minerals, Inc. holds a 65% interest in this property, which is located approximately 12 miles southwest of the town of Hawthorne in the Walker Lane Mineral Belt. The property lies at approximately 7100 feet on the western side of the southern Wassuk Range. The current land position consists of 268 unpatented mining claims encompassing approximately 5,360 acres.

The company acquired its 65% interest in Borealis from J. D. Welsh & Associates in late 1997. The property was then joint ventured with Quebec-based Cambior, but they dropped out at the end of 1998 as a result of internal budget cuts. The property is currently leased from the Borealis Partners and is subject to a small net smelter return royalty when mine production is achieved.

History:

Houston Oil and Minerals Company made the original Borealis gold discovery in 1978. The Borealis mine was put into production in 1981 by Tenneco Resources as a low-cost heap-leach mining operation. Tenneco Resources and its successor, Echo Bay Minerals, Inc., produced a total of 10.7 million tons of ore at an average grade 0.059 ounce per ton (opt) gold for 635,000 ounces of oxide gold produced. The sulfides were never mined, although significant gold resources were encountered. After mine closure in 1991, Santa Fe Pacific Gold Corp. conducted additional sulfide exploration and development on the property. More recently, J. D. Welsh and Associates and Golden Phoenix Minerals joint ventured the property with Cambior. Cambior was operator of the property, and was earning a 70 percent interest in the project by spending US$7 million over seven years. Cambior terminated the joint venture agreement effective December 31, 1998 due to internal budget cuts.

Geology:

The Borealis property hosts an epithermal gold system marked by large areas of silicification, hydrothermal brecciation and advanced argillic alteration in Tertiary volcanic rocks. The volcanic stratigraphy consists of primarily andesite flows, breccias, and tuffs. The gold deposits are structurally controlled along a series of northeasterly-trending normal faults that dip steeply to the northwest. Gold occurs as submicron-size particles in highly altered andesite and tuff. Fissure-type quartz veining is not present. The average silver to gold ratio is five to one.

Mineralized Zones:

The Borealis property can be divided into three separate mineralized zones and these are called Borealis, Polaris and Cerro Duro. The Borealis zone has three separate targets, of which two were previously mined. These targets include the Borealis mine proper, Freedom Flats mine, and Graben. The second mineralized zone is Polaris, and it consists of Northeast Ridge, East Ridge, and Polaris targets. All three areas were previously mined and mineralization is found over 12,000 feet along the entire length of this zone. The third zone is the Cerro Duro and it consists of Jaime Ridge and Cerro Duro proper. Both targets were mined. The property also has a number of remaining areas that have not been properly explored. Currently, the Company is building a new digital data spread sheet and will calculate new resource numbers using Meds system software. The following is what we know about the property.

Gold Resources:

The following summary of resources was compiled from data supplied to the underlying property owner from four reputable sources. The resources are divided into oxide resources and sulfide resources. The oxide resource consists of unmined low-grade ore in pits considered too small to mine by Echo Bay, ore left in walls and floors of existing pits, low-grade ore in heaps, and low-grade ore in mine overburden waste dumps. The following list provides a rough estimate of the remaining oxide resource on the property.

Oxide	Tons	Grade opt Au	Contained Ounces
Measured	16,761,272	0.0207	347,098
Drill Suggested	19,431,505	0.0284	551,556
	36,192,777	0.0248	898,654
Sulfide
Measured	1,025,000	0.2167	222,166
Drill Suggested	450,000	0.1667	75,000
	1,475,000	0.2015	297,166
Total	37,667,777	0.0317	1,195,820

The following is another summary of gold resources that was compiled from data supplied to the underlying property owner from four reputable sources. The resources are divided into oxide resources and sulfide resources. The oxide resource consists of unmined low-grade ore in pits considered too small to mine by Echo Bay, ore left in walls and floors of existing pits, low-grade ore in heaps, and low-grade ore in mine overburden waste dumps. The following list provides a rough estimate of the remaining oxide resource on the property.

Oxide Resource	Tons	Grade-opt	Total Ounces	By
Freedom Flats Pit	1,200,000	0.08	32,000	Billiton
Freedom Flats Heap	1,275,000	0.03	38,250	Welsh
Gold View	2,000,000	0.025	50,000	Welsh
Bullion Ridge	1,200,000	0.025	30,000	Echo Bay
Purdy Peak	30,000	0.06	1,800	Tenneco
Subtotal	4,905,000	0.031	152,050

In addition to the above subtotal, there are drill-indicated oxide resources between the previous pits and within the pit walls of all the pits. If a cutoff grade of 0.008 opt is used for run-of-mine ore, there is probably another five to ten million tons of 0.02 opt that will be confirmed by shallow drilling.

Drill-indicated sulfide resources are located below the Borealis, East Ridge, Freedom Flats pits and in the Graben underground target area. Drill hole summary data and reserve estimates by others have been reviewed to date for Freedom Flats and the Graben area. The following list is a sulfide resource estimate calculated from existing cross sections:

Sulfide Resource	Tons	Grade-opt	Total Ounces	By
Freedom Flats	750,000	0.200	150,000	Welsh
Graben	1,200,000	0.025	300,000	Welsh
Subtotal	1,950,000	0.231	450,000

Houston Oil and Minerals intersected a relatively high-grade sulfide zone in 1981 at a depth of approximately 200 below the Borealis pit, and low-grade sulfide mineralization is present below the East Ridge, Jaime's Ridge and Cerro Duro pits. There is not sufficient information available to estimate the size of these occurrences at this time.

Recent Exploration:

In 1997 Cambior completed their data compilation and the geological, geochemical and geophysical work programs on the property. In 1998 Cambior completed a plan of operations and an environmental assessment of the property. The plan of operations outlined the location of 66 drill sites that were to be utilized during their planned multi-year evaluation program. Cambior commenced their exploration and pre-development drilling program in the early spring of 1998. This exploration and development drilling program continued exploration and development of the Freedom Flats/Graben sulfide resource area that is reported to contain an estimated 205,000 ounces of gold at an average grade of 0.22 opt gold utilizing a cut-off grade of 0.10 opt gold. A separate exploration program was designed to test additional anomalies and expand existing resources elsewhere on the property.

Beginning in May 1998, Cambior Exploration drilled ten holes for a total of 9233 feet with the objective to test portions of five different target areas. The program was conducted using both reverse circulation and core drilling methods. Results from the drill program were mixed, with prospective results from the Sunset Wash and North Graben Extension areas and very encouraging results from the Graben mineralized zone.

The three holes drilled in the Sunset Wash area substantiate Cambior's interpretation that the alteration and a strong IP anomaly indicate significant potential for discovery of a gold deposit mineralization similar to the Freedom Flats and Graben deposits. The increase in alteration and anomalous gold values in the westernmost hole in the target area indicate that the locus of that hydrothermal cell occurs beneath the western portion of the target area.

The drilling results from the Graben area were successful in extending the strike length of the known mineralization. The Graben/Freedom Flats sulfide resource area is reported to contain, before this drilling, an estimated inferred 205,000 ounces of gold at an average grade of 0.22 opt with a cut off grade of 0.10 ounce per ton. The projected underground target was intercepted in drill hole BC006 and contains 229 feet with an average grade of 0.10 ounce per ton (opt) gold from 1027 to 1257 feet. This drill hole is located in a 200-foot extension north-northeast of the known mineralization in the Graben area. The most important result from the intercepts in holes BC98006 and BC98010 is that the gold mineralization has been proven to continue to the north and remains open-ended at depth and on strike.

Cambior conducted metallurgical tests on sulfide bearing gold mineralized rocks with very encouraging results. They found that chemical oxidation using nitric acid in a heap, bio-oxidation process results in 90% gold recovery. They also estimate that preliminary economics of an operation could produce one ounce of gold for $244.

Plans:

The Company plans to perform a complete review of its Borealis data base during the latter half of 1999. The estimated cost to prior operators of the Borealis project in producing this data was $12 million. An extensive data base was developed, which contains at least 2000 holes that were drilled into eight deposits and other targets. The property currently has several partially delineated gold deposits and numerous exploration targets. The Company plans to "mine" the data to develop drill-indicated resources for the several gold deposits still remaining. This data review also has potential to identify new gold targets.

MEDICINE MAN PROJECT, ELKO COUNTY, NV

Location and Land:

The Medicine Man project is located approximately 36 miles southeast of Elko in Elko County, Nevada on the north flank of the Medicine Range. The project currently consists of 100 unpatented mining claims encompassing approximately 2,000 acres, which were located in 1997 by Golden Phoenix Minerals. Two claims controlled by a private individual are found interior to the Golden Phoenix land block.

Previous Exploration:

In 1980 USMX staked the property and explored the area over many years for open-pittable silver deposits. During the 16 years that they controlled the property, USMX drilled 105 shallow, reverse-circulation rotary drill holes. They delineated a small resource having about 330,000 tons grading 2.3 opt silver and minor gold. Their drilling found significant elevated levels of oxide zinc and lead associated with the silver. USMX dropped the property in 1996 following takeover by Dakota Mining Co. More recently, Cominco American had a short-term exploration license with Golden Phoenix to conduct geophysics over the property. They completed 10 lines of CSAMT and one line of IP-resistivity. Their exploration objective was to identify an unoxidized lead-zinc deposit either on trend or beneath the previously drilled silver mineralization. They identified a prospective area off the range front having a resistivity low and no conductivity (clay alteration and oxidized). They also found strong resistive rocks that corresponded with outcropping silver mineralization that trended into the pediment adjacent to the resistive low areas. Cominco's work identified both attractive silver-gold targets in the range and on the pediment on strike with a major north-northeast structure. They also found a permissive oxide zinc target in the pediment just off the range front.

Geology:

The Permian and Pennsylvanian stratigraphy consists of silty limestones, calcareous siltstones and minor calcareous conglomerates. A major intrusive center is found to the north of the prospect area and was previously the focus of porphyry copper exploration. Alteration peripheral to the intrusive and in the prospect area occurs in the form of silicification, hydrothermal brecciation and quartz veining. These features cover an area in excess of two square miles and extend under shallow cover to the northeast toward the intrusive. Similar silicification is located on a small hill exposed in the pediment to the east of the main target. This could suggest the presence of an extensive, unexplored mineralized system extending from the range and into the pediment.

Exploration Target:

The exploration target on the Medicine Man property is primarily a very large lead-zinc-silver limestone replacement deposit with a secondary target being a large-tonnage Carlin-type gold deposit. The favorable stratigraphy, structural preparation and hydrothermal alteration found on the property indicate the presence of a potentially extensive and poorly explored hydrothermal system.

Alaskan Property and Royalties

Background

The Company had originally focused on Nevada and Alaska following its formation in 1997. Its activities were fairly aggressive in that it acquired numerous properties in both states. In late 1998 the Company created an Alaskan subsidiary to enable it to better focus on its two separate regions. In September of 1999 the Company sold its interests in the Alaskan company to Great American Minerals and Exploration in order to complete its restructuring and to better focus on its Nevada properties. As part of the sale, the Company retained the Cirque joint venture with Camnor Resources, and it also retained the important royalties in the Uncle Sam joint venture with Kennecott Exploration, the Glory Creek joint venture with Camnor Resources, and any other property retained in Alaska by Great American Minerals. The Company is carried on any financial obligations in Alaska and no work is required on the part of Golden Phoenix Minerals in the coming year.

CIRCLE PROJECT, ALASKA

The Circle Project is located in the Circle mining district approximately 80 miles northeast of Fairbanks, Alaska. Great American Minerals controls 39 Alaska prospecting sites and 15 state mining claims owned by Golden Phoenix Minerals and another 158 leased mining claims (Vetter, Spectrum, Regan/Hansen).

Several target areas have been identified on the Company's property between Deadwood and Portage Creeks in the Ketchum Dome area. The best target area is located in the Switch Creek drainage on the Company's leased Hansen/Regan lands, contested Golden Phoenix prospecting sites. The target area potentially covers over one-square mile of permissive terrain that extends from the creek bottom to the southern Switch Creek ridgeline. Gold values up to 0.5 opt have been found along the creek bottom while values up to 0.1 opt have been returned from the ridge. Exposures are generally non-existent between the creek and ridge. An integrated program of detailed geophysics, road building, trenching and drilling can delineate these deposits.

The Spectrum and Vetter leases have been terminated due to budgetary constraints

RICHARDSON DISTRICT, ALASKA

The Richardson district is located approximately 70 miles southeast of Fairbanks, Alaska. The property is accessible from the Richardson Highway, which passes through the southwestern part of the district. The property consists of prospecting sites and state mining claims encompassing over 26 square miles of acquired and leased mineral rights. The Company has three leases, which include the Hansen lease for seven state-select mining claims, the Mack Rife lease for 11 state select mining claims, and Polar Mining company lease for 19 state select mining claims.

The area was studied by the state of Alaska in 1964, 1977 and in 1992. A large volume of general geologic, geophysical and geochemical data is available. No drilling appears to have been done on the Company's land; however, adjacent lands have been the focus of limited exploration for many years. Several major mining companies have recently undertaken exploration activities including trenching, geophysics, drilling, and claim staking. Reportedly, gold mineralization has been encountered along rhyolite dikes, which trend towards and through the Company's property. This suggests the possibility that similar mineralized rhyolite will be encountered on the Golden Phoenix Minerals, Inc. property as well.

The Great American Minerals Exploration plans to joint venture and/or evaluate the gold porphyry and structure-related gold potential within the district.

BONNIFIELD DISTRICT, ALASKA

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

Minimal exploration has occurred in the Bonnifield district to date. However, the district contains excellent potential for both volcanogenic massive sulfide (VMS) and precious metal deposits such as the ones found at Pogo, Fort Knox and Brewery Creek. Two of the Golden Phoenix Minerals-Camnor properties in the Bonnifield district are VMS targets underlain by the same prospective geological units found at the Grayd properties. All the properties are anomalous in base metal geochemistry with the highest values recovered from the Cirque property, which contains a mineralized horizon that can be traced over 2,000 feet in strike length. One 6.5 foot rock chip sample averaged 0.9 percent copper, 13.2 percent zinc, 6.4 percent lead, 1.7 opt silver and 0.12 opt gold. The principal gold prospect in the Great American Minerals-Camnor joint venture is the Glory Creek prospect. This prospect contains arsenopyrite-gold bearing quartz veins in schists that have been intruded by the Kansas Creek stock. Grab samples of the vein material have reported gold values as high as 2.05 opt.

PAXSON AREA, ALASKA

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

NORTH DELTA PROJECT, ALASKA

The North Delta district is located approximately six miles west-northwest of the Delta district on the Robertson River west of Tok, Alaska. The property consists of eight prospecting sites covering two square miles of acquired mineral rights located in T18N, R5E, Copper River Meridian.

The State of Alaska briefly studied the area in 1981. A large amount of general geologic, geophysical and geochemical data is available. No drilling has been done on the Company's land. Adjacent lands in the Delta district have been the focus of extensive exploration for many years by numerous companies. Currently, the American Copper and Nickel Company is conducting an extensive drilling program for the second consecutive year on their property nearby.

The Great American Minerals Exploration plans to explore and evaluate the intrusive and structure-related mineralization and alteration within the district. Initial geologic and geochemical work will outline the extent of the alteration and mineralization to refine the target models and better define the initial drill targets.

STONE BOY PROJECT, ALASKA

The Uncle Sam Creek (Stone Boy) project area encompasses approximately three square miles of ground, eight miles northeast of the Richardson district in the vicinity of the Pogo discovery (4.5 million contained ounces). The Pogo deposit, controlled by a joint venture between Tech Resources, Inc. and Sumitomo Mining Co., is confined to a series of en-echelon thrust faults in the Yukon-Tanana metamorphic-gneissic terrain. The Stone Boy geochemical signature includes anomalous gold, bismuth, tungsten and tellurium and is very similar to Fort Knox, although at a geologically higher level.

The Great American Minerals Exploration target on the Stone Boy project is the granitic intrusive that has provided material for the gold placers in the lower elevations of the property and may be related to the same mineralizing event that formed the Pogo deposit.

HEALY-CANTWELL, ALASKA

The Healy-Cantwell project area is composed of four properties covering approximately 12-square miles.

The Caribou project is located 15 miles south of the town of Cantwell along East Fork Creek. The property covers two square miles. The geology of the Caribou prospect area consists of Tertiary volcanic flows, pyroclastics and sub-volcanic intrusives. A mineralized copper-gold breccia pipe reportedly underlies the prospect. The breccia pipe target will be further defined by geological mapping and geochemical sampling to identify the most appropriate drill sites to test the target .

Other

GARAMENDI PROJECT ELKO COUNTY, NEVADA

The Garamendi project area is located approximately 25 miles north of Elko, Nevada at the northern end of the Adobe Range in northeastern Nevada. The project was dropped due to lack of positive exploration results and budgetary cut backs

EXXON PROJECT ELKO COUNTY, NEVADA

The Exxon project area is located approximately 40 miles southeast of Elko, Nevada at the southwest end of the Delcer Buttes Range. The project was dropped due to lack of positive exploration results and budgetary cut backs

MCNEW PROJECT ELKO COUNTY, NEVADA

The McNew project area is located approximately 40 miles southeast of Elko, Nevada in the West Buttes of the Cherry Creek Range. The project was dropped due to lack of positive exploration results and budgetary cut backs

BLUE BASIN PROJECT ELKO COUNTY, NEVADA

The Blue Basin project is located 20 miles northwest of Elko, Nevada in the Swales Mountain mining district. The project was dropped due to lack of positive exploration results and budgetary cut backs

F.W. LEWIS, INC. AND MINA GOLD, INC.

Golden Phoenix Minerals, Inc. had acquired an exclusive option on the mining assets of F.W. Lewis and Mina Gold, Inc. The assets include 51 mining properties, mostly in the state of Nevada. One of the properties, the Lewis Mine, has been in production for 15 years by Hycroft Resources and has provided US$3.5 million in royalties to Lewis. Two other properties are currently leased to other companies and provide income to Lewis. Geologic resources exist on several of the properties.

The total acreage is estimated at 24,889 with 9,019 acres (36 percent) being patented. Lewis owns all of the 51 properties, with few exceptions, 100 percent. The majority of these properties are in Nevada with some located in Colorado. Also included in the company are oil rights aggregating approximately four acres in Los Angeles County, California and some fee land in Humboldt County, Nevada.

Due to budgetary constraints the main option was terminated with F. W. Lewis Inc. and Mina Gold Inc. but not before a second agreement was written on the Contact property, which is a key asset for the company.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock has been traded since August 6, 1997. There was no prior activity. The securities are traded on the over -the-counter market, and quoted on the NASD Electronic Bulletin Board. The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Price per Share
	Low	High
Third Quarter 1997 (August 6, 1997 - September 30, 1997)	$2.375	$5.875
Fourth Quarter 1997 (October 1, 1997 - December 31, 1997)	$0.8125	$4.625
First Quarter (January 1, 1998 -March 30, 1998)	$0.50	$1.44
Second Quarter (March 30, 1998 - June 30, 1998)	$0.18	$0.81
Third Quarter (June 30, 1998 - September 30, 1998)	$0.18	$0.60
Fourth Quarter (September 30, 1998 - December 31, 1998)	$0.12	$0.32
First Quarter 1999 (January 1, 1999 - March 31, 1999)	$0.10	$0.13
Second Quarter 1999 (April 1, 1999 - June 30, 1999)	$0.115	$0.13
Third Quarter 1999 (July 1, 1999 - September 30, 1999)	$0.08	$0.13

(b) There are in excess of 500 holders of the common and 3 holders of preferred stock of the Company.

  The Company has paid no dividends.

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for 1997 and 1998. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
	Issued	Received
1997
Acquisition of mineral property interest	50,000	$105,000

1998
Private placement for cash	246,500	$493,000
Conversion of debt	346,667	195,000
Acquisition of mineral property interest	100,000	26,000
Total 1998	693,167	$714,000

The above transactions qualified for exemption from registration under Sections 3(b) or 4(2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

No operational revenue has been generated in the initial operating period ended December 31, 1998, of development. All Company activities have been directed toward exploration activities and acquisition of properties. The Company has exploration properties in Alaska, Nevada and California.

The Company has terminated its joint venture agreement with Kennecott Exploration, ("Kennecott") Inc. on its High Grade property located in Modoc County, California. This termination was due to mixed results from the exploration effort on the property as well lack of funding to continue such an expensive agreement.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh leasehold interest in the Borealis property was in a joint venture with Cambior Exploration USA, Inc. ("Cambior"). The Company purchased 65% of Welsh's leasehold interest in Borealis during 1998. The purchase was stopped at 65% due to economic constraints on our operating capital. The joint venture with Cambior was terminated in December 1998 due to budget allocations for 1999. The Company, along with J. D. Welsh & Associates, are actively seeking a new joint venture partner for the property.

The Company acquired, on September 18, 1997, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (collectively "Lewis Companies") for an option payment of $250,000. This option was terminated in August 1998 due to budgetary constraints and the inability to raise new financing to continue this option. The Company completed a separate agreement on the Contact property, which is one of the key properties in the package. The Company believes that there is significant value in some of the other properties, which it released in the termination, but if financing becomes available these properties can be reacquired on an individual basis.

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

Interest income was of minimal amounts for the initial operating period of development ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31,1998, the company had current assets of $23,896 compared to current liabilities of $899,484 for a current ratio of 0.03 to 1.

During fiscal 1998, liquidity needs were met from: (i) private placement of 144 restricted shares of $665,113, (ii) Issuance of common stock in exchange for debt of $383,113, (iii) Issuance of stock to vendors and employees for goods and services of $200,300, (iv) Conversion of outstanding debt to common stock of $195,000 and (v) cash receipts from the exercising of options of $118,405.

As of December 31, 1998, the company had $2,437 in cash.

The Company anticipates total expenditures for fiscal 1999 for general and administrative expenses to be approximately $260,000 and for exploration and property holding cost to be approximately $610,000. Exploration and holding expenditures include $250,000 for the Lewis Contact Property, $100,000 for the International Enxeco joint venture, $200,000 for the Borealis project, $50,000 for Nevada land holding cost and $10,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners. In 1999 the Company negotiated a stock option agreement wherein it has been receiving $20,000 per month in cash, enough to meet its basic operating needs. The status of this agreement is discussed in Note 20 on page 49 of this report. The Company intends to raise additional capital through a private placement of stock in the fourth quarter of 1999. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

YEAR 2000 ASSESSMENT

The Company is substantially complete with its Year 2000 assessment. All computer systems were acquired in 1997 or thereafter. Therefore, management anticipates only minor, Year 2000 compliance problems with its computer systems. As a development stage enterprise, the Company is not materially reliant on any specific customers or vendors for its continued operations. Based on its assessment, management does not anticipate the Year 2000 issue will have a material impact on the Company's operations.

Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached following Item 13.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 28, 1999 Albright, Persing & Associates, Ltd., Certified Public Accountants, was engaged as the Company's auditors as the prior auditor had resigned. Subsequently, the Company received a letter from the former auditor, dated July 29, 1999, that he was recalling his audit report effective immediately and that the financial statements should not be relied upon. The prior auditors opinion, dated March 20, 1998, was qualified as to the Company's ability to continue as a going concern.

The newly appointed auditors have audited 1998, and 1997 from inception to the end of the year and have expressed their opinion on page 25 of this report. As part of their audit work, several material adjustments to the December 31, 1997 balance sheet were proposed to, and accepted by, Golden Phoenix's management.

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

I. Summary Information.

The following are the directors and executive officers of the Company:

Name	Age	Position
Michael R. Fitzsimonds	43	President, Director
Steven D. Craig	51	Vice President, Secretary, Director
Allan J. Marter	51	Director
David A. Caldwell	38	Director

All officers and directors have served in the stated capacities since the inception of the Company, with the exceptions of Mr. Craig, who became secretary and a director in September 1998, and Mr. Marter, who became a director in February 1998. For directors, the term of office is until the next annual meeting of shareholders. For officers, the term of office is until the next annual meeting of the Board of Directors, presently scheduled to be held immediately following the annual meeting of the shareholders.

II. Narrative Information Concerning the Directors and Executive Officers

Michael R. Fitzsimonds - President, Director

Mr. Fitzsimonds is the President and a Director of the Company. Mr. Fitzsimonds is a geological engineer with 20 years of diversified experience in the minerals industry. Mr. Fitzsimonds is responsible for the day to day operation of the company. He is also responsible for the planning and financial issues that affect the future success of the company. He previously spent 10 years with Santa Fe Pacific Gold Corporation primarily responsible for resource evaluations and project services. Other companies he has worked for include Amselco Minerals, a division of British Petroleum and Golder Associates in their mining and exploration division. He has experience in the minerals industry with project development ranging from grass roots exploration to mining operations and expertise in resource evaluation.

Steven D. Craig - Vice President, Secretary and Director

Mr. Craig is Vice President, Secretary and Director. Mr. Craig is an economic geologist with 25 years of diversified exploration experience. Mr. Craig's responsibility is to assist and advise the President on all matters relating to the success and growth of the company. He previously spent over 23 years of his career with Kennecott Exploration Company and their affiliates including Bear Creek Mining Co., BP Minerals America, and RTZ Ltd. Mr. Craig also served as President of Romin Resources, a short-lived junior exploration company focusing on international exploration opportunities. His experience was gained in the western United States as both an exploration geologist and manager of a successful gold exploration team based in Reno. He also has experience worldwide in such places as Papua New Guinea, South America, and Mexico. He is currently serving as First Vice President for the Northwest Mining Association.

Allen J. Marter -- Director

Mr. Marter is a Director. Mr. Marter is a financial advisor in the mining industry and Principal of Waiata Resources of Littleton, Colorado (since April 1996). Mr. Marter is responsible as a director to ensure that the company achieves success by proper utilization of its resources. He has over 20 years experience in the mining industry and previously served as chief financial officer for junior exploration and mining companies in Denver and Vancouver. He has been active in mining industry activities and in 1993 was President of the Northwest Mining Association. He is also a director of Minera Andes Inc. and Addwest Minerals International, Limited.

David A. Caldwell - Director

Mr. Caldwell is a Director. Mr. Caldwell is a geologist and geophysicist. Mr. Caldwell is responsible as a director to ensure that the company achieves success by proper utilization of its resources. He has more than 12 years experience in the minerals exploration industry, with experience in sulfur, base metal and gold exploration and development. He had roles in project management and development for Santa Fe Gold Corporation and Gold Fields Mining Company. He was a project geologist with Santa Fe Pacific Gold Corporation and is currently an Officer and Director with Nevada Pacific Gold (US), Inc.

Item 10. - EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 1998 exceeded $100,000:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Under-lying Options/ SARs (#)(1)	LTIP Payouts ($)	All Other Compensation
CEO Michael Fitzsimonds	1998	$60,000(2		$35,000		375,000
	1997	$30,000				1,145,000

There is no employee that was paid as much as $100,000 per year in cash compensation. Executive compensation contracts for the payment of a salary were initiated in May of 1998. A copy of the base contract is attached as 14.1. The Company has agreed to pay Mr. Fitzsimonds the sum of $60,000 per year in cash compensation and deferred compensation of $35,000.

(1) Mr. Fitzsimonds was granted options representing a total of 1,925,000 common shares in 1997. As part of restructuring the Company's finances, options representing a total of 780,000 common shares were relinquished, leaving a balance of options for 1,145,000 common shares. In 1998 Mr. Fitzsimonds was granted a replacement option for 375,000 common shares at $0.69, the fair market value of the stock on the date of grant. In addition to these options, Mr. Fitzsimonds owns 100,000 shares of convertible preferred stock, which are convertible at ten shares of common stock for each share of preferred, at a price of $0.10 per common share.

(2) Of the $60,000 in 1998 annual compensation, $30,000 was accrued at December 31, 1998 and remains unpaid as of the date of this report.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	% of Total Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Michael R. Fitzsimonds	375,000	26.4%	$0.69	December 2001

 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Options Exercised:

Name	Shares Acquired On Exercise(#)	Value Realized
Michael R. Fitzsimonds	None	N/A

 Options Unexercised:

Name	Number of Securities Underlying Unexercised Options at 12/31/98 Exercisable	Unexercise.	Value of Unexercised In-the-Money Options At 12/31/98 Exercisable	Unexercise.
Michael R. Fitzsimonds	2,520,000	-0-	$30,000	$-0-

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of August 31, 1999, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Shares Presently Held	Common Shares Which May Be Acquired Within 60 days	Total	Percent of Class
John W. Whitney P.O. Box 10725 Reno, NV 89510	1,577,430	4,500,000	6,077,430(1)	23.41%
Michael R. Fitzsimonds 3595 Airway Dr., Ste 405 Reno, NV 89511	992,550	2,520,000	3,512,550(2)	14.65%
Donald J. McDowell 3595 Airway Dr., Ste 405 Reno, NV 89511	100,000	2,828,110	2,928,110(3)	12.06%
FW Lewis Inc. 120 Greenridge Dr. Reno, NV 89509	1,700,000		1,700,000	7.92%

(1) Included in Mr. Whitney's shares are 282,188 restricted common shares owned by Whitney & Whitney, Inc.(WWI). Mr. Whitney is president of WWI and president and more than 10% shareholder of its parent company, Itronics Inc. Mr. Whitney's options and warrants are at $0.10 per share. If Mr. Whitney exercises all of his initial options, he will receive warrants to acquire an additional 3,300,000 common shares at $0.10 per share. These additional shares are not included in the above totals.

(2) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 375,000 common shares at $0.69, 500,000 common shares at $1.05, 395,000 common shares at $3.00, and 250,000 common shares at $4.00 per share.

(3) Mr. McDowell has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options totaling 1,828,110 common shares at prices ranging from $0.20 to $3.00 per share. Subsequent to August 31, 1999, Mr. McDowell exchanged all 1,828,110 of his options as part of the sale of the Golden Phoenix Alaska subsidiary, leaving him as beneficial owner of 1,100,000 common shares, or 4.90%. This transaction is further described in Note 20 on page 49 of this report.

b) Security Ownership of Management

The following tables set forth, as of August 31, 1999, certain information with respect to director and executive officer ownership of common and preferred stock in the Company:

Common Stock

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Shares Presently Held	Common Shares Which May Be Acquired Within 60 days	Total	Percent of Class
Michael R. Fitzsimonds 3595 Airway Dr., Ste 405 Reno, NV 89511	992,550	2,520,000	3,512,550(2)	14.65%
Steve Craig 3595 Airway Dr., Ste 405 Reno, NV 89511		300,000	300,000(2	1.38%
David Caldwell 3595 Airway Dr., Ste 405 Reno, NV 89511		100,000	100,000(3)	0.46%
Allan Marter 3595 Airway Dr., Ste 405 Reno, NV 89511		100,000	100,000(4)	0.46%
All directors and executive officers as a group ( 4 persons)	992,550	3,020,000	4,012,550	16.39%

(1) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 375,000 common shares at $0.69, 500,000 common shares at $1.05, 395,000 common shares at $3.00, and 250,000 common shares at $4.00 per share.

(2) Mr. Craig holds options for 280,057 common shares at $0.20 and 19,943 common shares at $0.50 per share.

(3) Mr. Caldwell holds options for 55,000 common shares at $0.10 and 45,000 common shares at $0.20 per share.

(4) Mr. Marter holds options for 100,000 common shares at $0.6875 per share.

The following table sets forth certain information as of August 31, 1999 as to the beneficial ownership of the Company's preferred stock by all directors, the named executive officers, and all directors and executive officers as a group.

Preferred Stock

Percent

Preferred of

	Preferred Shares	Percent of Class
Michael R. Fitzsimonds	100,000	44.4%
All directors and executive officers as a group ( 1 persons)	100,000	44.4%

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Officers and directors have loaned the Company a total of $422,100 as of December 31, 1998. The notes payable are unsecured and accrue interest at 8% per annum.

Item 13. - FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

I. List of Financial Statements and Exhibits

1. List of Financial Statements

(a) Consolidated Balance Sheets at December 31, 1998 and 1997

(b) Consolidated Statements of Operations During the Development Stage for the periods ended

December 31, 1998 and 1997 and Inception (June 2, 1997) to December 31, 1998

(c) Consolidated Statements of Stockholders' Equity (Deficit) for the periods ended December 31,

1998 and 1997 and Inception (June 2, 1997) to December 31, 1998

(d) Consolidated Statements of Cash Flows for the periods ended December 31, 1998 and 1997 and

Inception (June 2, 1997) to December 31, 1998

(e) Notes to Consolidated Financial Statements

2. List of Exhibits

14.1 General Executive Compensation Contract

21 Significant Subsidiaries

II. Reports on Form 8-K

None

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 1998

FINANCIAL STATEMENTS	Page
Report of Independent Certified Public Accountant	25
Consolidated Balance Sheets at December 31, 1998 and 1997	26
Consolidated Statements of Operations During the Development Stage
for the periods ended December 31, 1998 and 1997
and Inception (June 2, 1997) to December 31, 1998	28
Consolidated Statements of Stockholders' Equity (Deficit)
for the periods ended December 31, 1998 and 1997
and Inception (June 2, 1997) to December 31, 1998	29
Consolidated Statements of Cash Flows for the periods ended
December 31, 1998 and 1997 and Inception (June 2, 1997)
to December 31, 1998	31
Notes to Consolidated Financial Statements	33
EXHIBITS
14.1 General Executive Compensation Contract	50
21 Significant Subsidiaries	53
STATEMENTS AND SCHEDULES
Schedules not included are omitted for the reason they are not applicable or not required.

ALBRIGHT, PERSING & ASSOCIATES, LTD.

CERTIFIED PUBLIC ACCOUNTANTS

1025 RIDGEVIEW DR., SUITE 300

RENO, NEVADA 89509

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

Golden Phoenix Minerals, Inc.

We have audited the accompanying consolidated balance sheet of Golden Phoenix Minerals, Inc. (a development stage company) and its subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the periods ended December 31, 1998 and 1997 and from Inception (June 2, 1997) to December 31, 1998. These financial statements are the responsibility of Golden Phoenix Minerals, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. and its subsidiary at December 31, 1998 and 1997 and from Inception (June 2, 1997) to December 31, 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and /or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Albright, Persing & Associates, Ltd.

October 8, 1999

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1998 AND 1997

ASSETS

ASSETS
	1998	1997
Current Assets
Cash	$ 2,437	$ 280,973
Prepaid expenses	14,409	35,354
Accounts receivable	1,050	-
Stock subscriptions receivable	6,000	-
Total Current Assets	23,896	316,327

Options	25,000	40,000
Joint venture	1,050,000	1,250,000
Mining properties and claims	260,000	10,000
Property and equipment, net of accumulated
Depreciation of $18,143 in 1998 and
$4,046 in 1997	65,108	151,121
Organization costs, net of accumulated
Amortization of $347 in 1998 and
$116 in 1997	808	1,039
Deposits	2,300	15,781
Deferred exploration costs	-	70,967
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$ 1,427,112	$1,855,235

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1998 AND 1997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	1998	1997
Current Liabilities
Accounts payable	$ 386,836	$ 95,890
Accrued liabilities	86,567	17,617
Current portion of capital lease obligations	3,981	2,490
Amounts due to stockholders	422,100	395,000
Contract payable	-	700,000
Accrued interest stockholder loans	29,333	4,690
Total Current Liabilities	928,817	1,215,687

Long-term Liabilities
Capital lease obligations	11,051	13,948
Deferred income taxes	3,004	780
Total Liabilities	942,872	1,230,415

Minority Interests	50,000	-

Stockholders' Equity (Deficit)
Preferred stock, no par value, 50,000,000
shares authorized and 500,000 shares
issued and outstanding at December
31, 1998 and 1997	2,000	2,000
Common stock, no par value, 150,000,000
shares authorized, 16,676,260 and 12,939,480
issued and outstanding at December 31, 1998
and 1997, respectively (including 693,167
and 100,000 of 144 restricted shares for
Organizational services) at December 31, 1998	3,644,975	2,084,657
Deficit accumulated during the development stage	(3,212,735)	(1,461,837)
Total Stockholders' Equity (Deficit)	434,240	624,820
Total Liabilities and Stockholders' Equity (Deficit)	$ 1,427,112	$ 1,855,235

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1998

	Cumulative During Development Stage	1998	1997
Revenues
Joint Venture	$ 32,700	$ 32,700	$ -
Options	2,000	2,000	-
	34,700	34,700	-

Expenses
Exploration	1,717,625	827,552	890,073
General and administrative	1,494,960	928,707	566,253
	3,212,585	1,756,259	1,456,326

Loss from Operations	(3,177,885)	(1,721,559)	(1,456,326)

Other Income (Expense)
Interest income	170	-	170
Interest expense	(49,413)	(44,512)	(4,901)
Gain on sale of stock in affiliate	10,016	10,016	-
Gain on sale of fixed assets	3,951	3,951	-
Other income	4,039	4,039	-
Other expense	(610)	(610)	-

Loss Before Provision for Income Taxes	(3,209,732)	(1,748,675)	(1,461,057)

Income Tax
Current	-	-	-
Deferred	(3,003)	(2,223)	(780)
	(3,003)	(2,223)	(780)

Net Loss	(3,212,735)	(1,750,898)	(1,461,837)

Basic and Diluted Net Loss per Common
Share	(.22)	(.12)	(.11)

Shares Used in Computing Basic and

Diluted Shares	14,286,157	15,071,719	12,939,480

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1998

	Shares	Common Stock Amount	Shares	Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, June 2, 1997 (date of inception)	-	$ -	-	$ -	-	$ -	$ -
Issuance of common stock for cash	10,465,000	1,139,000	-	-	-	-	1,139,000
Issuance of common stock for services - Sec. 144 restricted shares	2,000,000	2,000	-	-	-	-	2,000
Issuance of preferred stock for services - Sec. 144 restricted shares	-	-	500,000	2,000	-	-	2,000
Sale of common stock for cash Sec. 504 exempt	424,480	843,657	-	-	-	-	843,657
Issuance of common stock for joint venture option purchase Sec. 144 restricted shares	50,000	100,000	-	-	-	-	100,000
Net loss for the period from June 2, 1997 through December 31, 1997	-	-	-	-	-	(1,461,837)	(1,461,837)

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1998

	Shares	Common Stock Amount	Shares	Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 1997	12,939,480	2,084,657	500,000	2,000	-	(1,461,837)	624,820
Issuance of common stock to vendors and employees for goods and services	721,000	187,000	-	-	-	-	187,000
Issuance of common stock for stock options exercised	510,000	109,315	-	-	-	-	109,315
Issuance of common stock in exchange for debt pay off	431,486	383,113	-	-	-	-	383,113
Issuance of common stock for cash	1,727,627	685,890	-	-	-	-	685,890
Conversion of outstanding debt to common stock	346,667	195,000	-	-	-	-	195,000
Net loss	-	-	-	-	-	(1,750,898)	(1,750,898)
Balance December 31, 1998	16,676,260	$3,644,975	500,000	$ 2,000	$ -	$(3,212,735)	$ 434,240

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1998

	Cumulative During Development Stage	1998	1997
Cash Flows From Operating Activities
Net Loss	$(3,212,735)	$(1,750,898)	$(1,461,837)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	30,503	26,341	4,162
Gain on sale of fixed assets	(3,951)	(3,951)	-
Common stock issued for goods and services	302,300	200,300	102,000
Preferred stock issued for goods and services	2,000	-	2,000
(Increase) in accounts receivable	(1,050)	(1,050)	-
(Increase) Decrease in prepaid expenses	(14,409)	20,945	(35,354)
(Increase) Decrease in deposits	(2,300)	13,481	(15,781)
Increase in accounts payable	386,836	290,946	95,890
Increase in accrued liabilities	115,900	93,593	22,307
Increase in incorporation costs	(1,155)	-	(1,155)
Fixed assets exchanged for goods and services	55,982	55,982	-
Decrease (Increase) in deferred exploration costs	-	70,967	(70,967)
(Increase) Decrease in options	(25,000)	15,000	(40,000)
Deferred income tax expense	3,003	2,223	780
Net Cash (Used) in Operating Activities	(2,364,076)	(966,121)	(1,397,955)
Cash Flows From Investing Activities
Purchase of property and equipment	(163,262)	(25,127)	(138,135)
Proceeds from fixed asset sales	33,000	33,000	-
Purchase of mining properties and claims	(210,000)	(200,000)	(10,000)
Purchase of joint venture	(550,000)	-	(550,000)
Net Cash Provided by Investing Activities	(890,262)	(192,127)	(698,135)
Cash Flows From Financing Activities
Principal payments on capital lease obligations	(2,002)	(1,408)	(594)
Proceeds from notes payable - stockholders	623,400	228,400	395,000
Payments on notes payable - stockholders	(6,300)	(6,300)	-
Payments on long-term debt	(116,887)	(116,887)	-
Net proceeds from sale of common stock	2,758,564	775,907	1,982,657
Net Cash Provided by Financing Activities	3,256,775	879,712	2,377,063
Net Increase (Decrease) in Cash	2,437	(278,536)	280,973
Cash at Beginning of Period	-	280,973	-
Cash at End of Period	$ 2,437	$ 2,437	$ 280,973

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	Cumulative During Development Stage	1998	1997
Cash Paid for Interest	$ 6,291	$ 6,080	$ 211
Cash Paid for Income Taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
	Cumulative During Development Stage	1998	1997
Reduction in debt due to renegotiation of joint venture contract	$ 200,000	$200,000	$ -
Common stock issued for debt payment	383,113	383,113	-
Common stock issued for stockholder debt payment	195,000	195,000	-
Common stock issued for joint venture purchase	100,000	-	100,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 1 - DESCRIPTION OF BUSINESS AND FINANCING REQUIREMENTS

Organization

Golden Phoenix Minerals. Inc. was incorporated under the laws of Minnesota on June 2, 1997. The company is engaged in the exploration of minerals and its primary activities are the exploration and development of precious and base metals in the western United States and Alaska. Golden Phoenix Minerals, Inc. controls its exploration properties through ownership, leases, mining claims and joint ventures. The Company is planning exploration and development of selected properties to positive feasibility. The Company will also provide joint ventures to other large mining companies.

The Company is in the development stage and has generated little revenue. It has been funded primarily through stock sales and loans from officers and shareholders. The Company's prospects are subject to the risks, expenses and uncertainties frequently encountered in the mining exploration industry. These risks include the volatility of mineral prices and the ability to explore and develop profitable mining properties.

The Company has experienced losses since its inception in 1997 and had an accumulated deficit at December 31, 1998. The Company's operations have been funded through equity capital and officer and shareholder loans. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. The Company intends to have an ongoing program to obtain outside financing for its exploration and development activities. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The company incurred a net loss of $1,750,898 and $1,461,837 for the years ended December 31, 1998 and 1997, respectively, and has an accumulated deficit of $3,212,735 as of December 31, 1998.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

Concentrations

Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's account at times, may exceed federally insured limits.

Concentration of Operations - The Company's operations are all related to the minerals exploration and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company's operations.

94% of the Company's revenues were received from one party for a joint venture agreement.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of assets recorded under capital leases, is calculated using the straight line method over lives ranging from three (3) to seven (7) years.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Options

The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995, or earlier as permitted. As provided by SFAS No. 123, the Company will continue to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the proforma net loss and earnings per share effect as if the Company had used the fair value based method prescribed under SFAS No. 123 in Note 19.

Property Acquisition and Deferred Mine Costs

Property acquisition and deferred mine costs are recorded at cost. On the commencement of commercial production, depletion of each mining property will be provided on the units of production basis using estimated proven and probable reserves as the depletion basis.

Properties in Development

Upon determination that a mineral property can be economically developed, costs incurred are capitalized until the assets are put in service, at which time the capitalized costs are depreciated in accordance with the policies described above.

Financing costs, including interest, are capitalized on the basis of expenditures incurred for the acquisition and development of projects, without restriction to specific borrowings for these projects, while the projects are actively being prepared for proposed production. Capitalization is discontinued when the asset is ready for its intended use.

Exploration Properties

Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties and expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above. If a project is not viable, the accumulated project costs are charged to operations in the year in which that determination is made.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Property Evaluations

The Company reviews and evaluates the recoverability of its properties when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property are calculated using estimated recoverable ounces of minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company's properties.

Income Taxes

The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in affect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

Net Loss Per Share

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for the years ended December 31, 1998 and 1997 was antidilutive, basic and diluted earnings per share are the same. Accordingly options to purchase common stock at December 31, 1998 and 1997, of 4,096,066 and 3,835,000 shares, respectively, and common shares potentially issuable upon conversion of preferred stock existing at the end of 1998 and 1997 of 5,000,000 shares, were not included in the calculation of diluted earnings per common share.

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company implemented SFAS No. 130 for the year ended December 31, 1998. During 1998 and 1997, the Company did not generate transactions considered part of "other comprehensive income."

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company has determined that segment disclosures are not appropriate because the Company operates in only one segment.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 3 - BUSINESS ACQUISITIONS

Golden Phoenix Alaska, Inc., was incorporated on September 15, 1998 under the laws of the State of Nevada. Golden Phoenix Minerals, Inc. (the Company) conveyed all of its property interests in Alaska to Golden Phoenix Alaska, Inc., in return for 2,500,000 shares of stock of which 500,000 shares were resold in 1998. During 1999, an additional 40,000 shares were issued for $10,000 and Golden Phoenix Minerals, Inc. sold 172,098 of its shares in Golden Phoenix Alaska, Inc.

Results of operations for Golden Phoenix Alaska, Inc., have been included in the consolidated statements of operations. Assets acquired have been recorded at historical cost based on the best information available. In October, 1999, the Company disposed of its equity ownership of Golden Phoenix Minerals Alaska. See Note 20, Subsequent Events.

NOTE 4 - OPERATIONS - JOINT VENTURES

The Company generated revenues from the granting of joint venture positions in part of its Alaska holdings.

On September 19, 1997 the Company entered into a joint venture agreement with Kennecott Exploration on its High Grade property located in Modoc County, California. During 1998 the Company incurred $133,986 in exploration work. This project was abandoned December 1998.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh interest in the Borealis property was in a joint venture with Cambior Exploration USA, Inc. ("Cambior"). Cambior has elected to terminate the joint venture due to budgetary constraints on their US exploration program. The Company had the option to purchase all of Welsh's interest in Borealis over three years for a total of $1,250,000 in payments. The purchase price for 65% ownership in the joint venture was reduced to $1,050,000 in December of 1998 and the balance has been paid in full . The Company will be responsible for 65% of future payments to the underlying owners beginning December 1998. The Company is actively seeking a new joint venture partner for this property.

The Company acquired on September 18, 1997, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (Collectively "Lewis Companies") for an option payment of $250,000. The option expired December 31, 1997 and was renewed on January 6, 1998 for an additional $250,000. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 4 - OPERATIONS - JOINT VENTURES - Continued

and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. The purchase price for the Lewis Companies and all their real and personal property assets was $20,000,000. The option to purchase was terminated due to the inability to secure financing for the $20,000,000 exercise price.

The Company has retained their interest in the Contact copper property which is part of the F. W. Lewis portfolio. On January 28,1998 the Company entered into a joint venture agreement with International Enexco Ltd. ("Enexco"). The Company has the option to purchase 60% of the properties and the Contact Venture for a total of $2,600,000 in Work Requirements and $313,000 in payments over a six year period. The company paid $25,000 in option costs for the agreement in 1998.

On December 10, 1997 the Company paid $25,000 for the option to enter into a joint venture with Tri-Valley Corporation to develop property known as Tri-Valley Richardson

Alaska Property. The Company did not exercise this option and the option was written off in 1998.

NOTE 5 - CONTRACT PAYABLE

The Company entered into an agreement to purchase a joint venture interest in the Borealis property. The amount due on the contract consisted of the following at December 31:

	1998	1997
Contract payable, no interest, due July 15, 1998	$ -	$ 700,000

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Short term notes payable to related parties consisted of the following amounts at December 31:

	1998	1997
Notes payable to stockholders, non-interest bearing, interest imputed at 8%, principal and unpaid accrued interest due on demand, unsecured
	$ 422,100	$395,000

The Company incurred related party interest expense of $24,643 and $4,690 for the years ended December 31, 1998 and 1997, respectively.

NOTE 7 - OPTIONS

The Company had the following options at December 31, 1998 and 1997:

	1998	1997
Banner Creek joint venture	$ -	$ 15,000
Tri-Valley Corporation joint venture	-	25,000
International Enexco Inc. Contact joint venture	25,000	-
	$25,000	$ 40,000

NOTE 8 - MINING PROPERTIES AND CLAIMS

The Company had the following mineral rights and claims at December 31, 1998 and 1997:

	1998	1997
Mineral rights in Richardson Mining District	$ 10,000	$ 10,000
Mineral rights, claims and options in Golden Phoenix Alaska	250,000	-
	$ 260,000	$ 10,000

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at December 31, 1998:

	1998	1997
Vehicles	$ -	$ 84,497
Computer equipment	35,482	34,499
Software (idle)	10,000	-
Office furniture and equipment	20,737	19,139
Equipment under capital lease	17,032	17,032
	83,251	155,167
Less: Accumulated Depreciation	(18,143)	(4,046)
	$ 65,108	$ 151,121

NOTE 10 - ORGANIZATION COSTS

Organization costs are being amortized over five years. The balance at December 31 is as follows:

	1998	1997
Organization costs	$ 1,155	$ 1,155
Less accumulated amortization	(347)	(116)
	$ 808	$ 1,039

Amortization expense for the years ended December 31, 1998 and 1997 amounted to $231 and $116, respectively.

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 1998 and 1997:

	1998	1997
Accrued payroll and related expenses	$79,490	$ 17,467
Other accrued liabilities	7,077	150
	$86,567	$ 17,617

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 12 - CAPITAL LEASE OBLIGATIONS

	1998	1997
Capital lease payable to IKON Capital Resources, dated October 15, 1997, payable at $250.38 per month, including interest imputed at 15.2% per annum, maturity November, 2002, secured by certain computer equipment, personally guaranteed by a shareholder.	$ 15,032	$16,438
Less Current Portion	(3,981)	(2,490)
Long Term Capital Lease Obligation	$ 11,051	$ 13,948

NOTE 13 - COMMITMENTS

Leases

The Company leases its facilities under a non-cancelable operating lease expiring July 31, 2000. The company also leases software for $1,500 per month under an operating lease expiring December 31, 1998. The lease is renewable after December 31, 1998. The following is a schedule, by years, of the future minimum lease payments under operating leases, together with the net minimum lease payments as of December 31, 1998.

Years ending December 31,
1999	$ 55,140
2000	33,439
Total	$ 88,579

Rental expense for all operating leases was $70,776 and $19,214 for the years ended December 31, 1998 and 1997, respectively.

Capital Leases

The Company has computer equipment with a net book value of $13,058 (accumulated depreciation of $3,974) under capital leases at December 31, 1998.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 13 - COMMITMENTS - Continued

Minimum future lease payments under the capital leases as of December 31, 1998, is as follows:

Year ended
December 31,
1999	$ 6,839
2000	4,828
2001	4,828
2002	4,023
20,518
Less: amount representing interest	(5,486)
Present value of minimum lease payments	$ 15,032

Mining Lease - Borealis Project

The Company leases mining property in Mineral County, Nevada, known as the Borealis Property as part of a joint venture agreement. The lease is cancelable within 90 days. If the lease were canceled, the joint venture agreement would also be canceled. Future lease payments as of December 31, 1998 are as follows:

Years Ended
December 31,
1999	$ 60,000
2000	72,000
2001	84,000
2002	96,000

For years after 2002, the lease continues at $8,000 per month with adjustments based upon the consumer price index, with no expiration of the lease.

NOTE 14 - STOCKHOLDER'S EQUITY

Common Stock

As of December 31, 1998, the Company has reserved a total of 4,096,066 shares of common stock pursuant to outstanding stock options. Options to purchase 1,095,642 common shares were exercised during 1998 at an average price of $.11 per share. Options to purchase 465,000 common shares were exercised during 1997 at an average price of $2.14 per share.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 14 - STOCKHOLDER'S EQUITY - Continued

Preferred Stock

The authorized number of preferred shares is 50,000,000 of which 500,000 of section 144 restricted shares were issued and outstanding as of December 31, 1998. Preferred stock is convertible to ten common shares for every one preferred share at a conversion rate of .10 per common share for a period of ten years from June 12, 1997. At December 31, 1998 the Company was offering to buy back the preferred shares from the shareholders.

NOTE 15 - RELATED PARTY TRANSACTIONS

During 1998 and 1997, various employees and shareholders exercised 1,095,642 and 465,000 of options for $118,405 and $995,000, respectively. Notes payable to stockholders at December 31, 1998 and 1997, consisted of unsecured short-term notes at 8% interest in the amount of $422,100 and $395,000, respectively.

NOTE 16 - INCOME TAXES

The income tax provision consists of the following at December 31:

	1998	1997
Current Federal Tax Expense	$ -	$ -
Deferred Federal Tax Expense	2,223	780
Total Provision for Income Taxes	$ 2,223	$ 780

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are depreciation, net operating loss carryforwards and accrued salaries.

The total deferred tax liabilities and assets are as follows:

	1998	1997
Deferred tax liabilities	$ (3,003)	$ (780)
Deferred tax assets	465,600	217,828
Total valuation allowance recognized for deferred tax assets	(465,600)	(217,828)
Net Deferred Tax (Liability) Asset	$ (3,003)	$ (780)

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 16 - INCOME TAXES - Continued

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.

The Company has available at December 31, 1998, unused operating loss carryforwards, which may be applied against future taxable income, that expire as follows:

Expiration During Amount of Unused Operating Loss Carry forwards	Year Ended December 31
$ 1,657,015	2013
1,452,185	2012
$ 3,109,200

The principal reasons for the difference between the effective income tax rate and the federal statutory rate are as follows:

	1998	1997
Federal benefit expected at statutory rate	$(262,301)	$(219,159)
Operating losses with no current benefit	248,552	217,828
Accrued salaries	11,695	-
Depreciation	(2,223)	(780)
Non-deductible expenses	4,277	2,111
	$ -	$ -

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market value information and appropriate methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amount the Company could realize in a current market exchange. Estimated fair values of the Company's financial instruments as of December 31, 1998 and December 31, 1997 are the same as their carrying amount.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

For cash and cash equivalents, accounts receivable, notes payable and capital leases, the carrying amount reported in the consolidated balance sheets is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace.

NOTE 18 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a Company's ability to conduct normal business operations. Although the Company believes that the year 2000 problem will not pose significant operational problems for the Company's computer system, it is not possible to be certain that all aspects of the year 2000 issue affecting Golden Phoenix Minerals, Inc., including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

NOTE 19 - STOCK OPTIONS

The Company applies APB Opinion 25 in accounting for its stock options. Compensation cost charged to operations was $0 in 1998 and 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 19 - STOCK OPTIONS - Continued

	1998	1997
Net Income (Loss)
As reported	$(1,750,898)	$(1,461,837)
Pro forma	$(3,019,176)	$(2,073,356)

Basic and Diluted Earnings Per Share
As reported	$ (.12)	$ (.11)
Pro forma	$ (.20)	$ (.16)

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997:

	1998	1997
Dividend Yield	0%	0%
Risk-Free Interest Rate	5.50%	5.50%
Expected Life	2-3 years	2-3 years
Expected Volatility	131.31%	131.31%

Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $1,268,278 in 1998 and $611,519 in 1997.

Following is a summary of the status of options outstanding during the years ended December 31, 1998 and 1997:

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 19 - STOCK OPTIONS - Continued

Outstanding at	YEAR ENDED 12-31-98		YEAR ENDED 12-31-97
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
January 1	3,835,000	$ 1.44	-	$ -
Granted	2,775,964	0.64	4,000,000	1.50
Canceled	(2,004,898)	0.53	(165,000)	3.00
Exercised	(510,000)	0.20	-	-
Outstanding at June 30	4,096,066	1.49	3,835,000	1.44
Options exercisable at
December 31	4,096,066	1.49	3,835,000	1.44
Weighted average fair value
of options granted during
1998 and 1997		0.49		0.30

The following table summarizes information regarding stock options outstanding at December 31, 1998:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.10	55,000	1.50 years	$ 0.10	55,000	$ 0.10
0.20	539,000	3.00 years	0.20	539,000	0.20
0.27	203,907	3.00 years	0.27	203,907	0.27
0.50	85,049	1.50 years	0.50	85,049	0.50
0.69	702,000	3.00 years	0.69	702,000	0.69
1.05	1,000,000	1.50 years	1.05	1,000,000	1.05
2.00	426,110	1.50 years	2.00	426,110	2.00
3.00	835,000	1.50 years	3.00	835,000	3.00
4.00	250,000	1.50 years	4.00	250,000	4.00
	4,096,066			4,096,066

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997

NOTE 20 - SUBSEQUENT EVENTS

Golden Phoenix Alaska, Inc.

In October of 1999, the Company exchanged 100% of its equity ownership (approximately 72%) in Golden Phoenix Alaska, Inc., for 500,000 shares of Dennis McDowell's common stock in the Company and an interest in Cirque Property (a joint venture with Camnor Resources) and 100% (1,828,110) of Don McDowell's stock options in Golden Phoenix Minerals, Inc.

Equity Transactions

During January, 1999, the Company issued 1,600,000 shares of stock for payment of the lease on their Contact Property.

During 1999, the Company issued 1,700,000 shares for $170,000, and 377,430 shares for payment on the lease for the Borealis Property.

Stock Options

During 1999, the Company granted options to an individual to purchase 6,700,000 shares of common stock at $0.10 per share.

GOLDEN PHOENIX MINERALS, INC. AND SUBSIDIARIES

GENERAL EXECUTIVE COMPENSATION CONTRACT

EXHIBIT 14.1

EMPLOYMENT AGREEMENT

This Agreement shall govern the terms and conditions of the employment relationship between ___________________ (hereinafter Employee), and Golden Phoenix Minerals, Inc. (hereinafter "Employer.") This Agreement is dated _May 15, 1998. (Hereinafter "Agreement Date.")

Whereas Employer wishes to obtain the benefit of the services of the Employee which are more fully described in the Job Description attached hereto as Appendix A; and

Whereas Employee wishes to obtain the Compensation and Benefits described in the body of this Employment Agreement;

In Consideration for the mutual covenants and agreements set forth in this Employment Agreement, and for other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by Employer and Employee, it is agreed by and between the Employer and Employee as follows:

1. Job Description. Employee is employed in the position of ______________. A description of the duties required of Employee's position is attached hereto as Appendix A ("Job Description"). The Job Description may be modified at any time at the discretion of the Board of Directors. Employee shall be notified of any such modification and provided with a copy of the modified Job Description. Employee agrees to use his best efforts to provide service to Employer in compliance with the Job Description.

2. Term. The term of this Employment Agreement is one year from Agreement Date. It shall automatically renew for an additional year on each successive annual anniversary of the Agreement Date, unless this Employment Agreement is terminated by one of the events described in Section 6 of this Employment Agreement.

3. Compensation. Employee shall be compensated as follows:

a) $______ total annual salary, $60,000 to be paid in bimonthly installments with the remainder deferred;
and

b) Stock Options _________________ .

4. Benefits. Employer shall provide Employee with all benefits, including, but not limited to, insurance benefits, vacation and leave time, as conferred by the Board of Directors, and set forth in the Corporate Minutes and/or the Employee Handbook .

5. Conditions of Employment. Employee is employed at the pleasure of the Board of Directors. This Employment Agreement may be terminated by decision of the Board of Directors at any time, with, or without cause.

6. Termination of Employment Agreement.

A. TERMINATION OF AGREEMENT BY EMPLOYER

If the Board of Directors terminates this Employment Agreement, the Board of Directors must specify whether the termination is for cause, or the termination is made without cause. The decision as to whether termination will be with or without cause shall be made at the sole discretion of the Board of Directors. Based upon that determination, the following conditions will apply:

1. Termination without Cause. If the Board of Directors elects to terminate this Employment Agreement without cause, Employer must pay as severance to Employee the equivalent of one (1) year's then-current salary, and provide one (1) year's then-current Benefits. At the discretion of the Board of Directors, the salary may be paid in a lump sum within sixty days of the notice of termination, or it may be paid on a bi-monthly basis over the period of one year. Employee shall be notified at the time of termination as to the Board of Director's decision on the manner of payment. The Board of Directors shall provide Employee thirty (30) days' notice of its intent to terminate this Employment Agreement without cause. In lieu of thirty days' notice, the Board of Directors may elect to provide Employee an additional thirty days of salary and benefits. The timing of payment of wages and compensation owing shall be made in accordance with Nevada law.

2. Termination with Cause. In its discretion, the Board of Directors may determine that Employee's conduct calls for termination for cause. Examples of bases for termination for cause include: acts on the part of Employee constituting fraud or other illegal acts, gross misrepresentation of the corporation, acts resulting in substantial financial detriment to the corporation, and failure to fulfill the duties set forth in the job description attached hereto as Appendix A. This list of examples is not exhaustive, and discretion is vested solely in the Board of Directors to determine whether there are sufficient grounds for termination for cause. If this Employment Agreement is terminated for cause, Employee is not entitled to any notice prior to termination. Upon termination for cause, Employee shall receive a lump sum payment equivalent to 30 days' then-current salary, and continuation of company paid benefits for thirty days from the date of termination. The timing of payment of wages and compensation owing shall be made in accordance with Nevada law.

B. TERMINATION OF AGREEMENT BY EMPLOYEE. Employee may elect to terminate this Employment Agreement at any time. Termination of this Agreement by Employee shall be made by tendering to the Board of Directors a written Notice of Resignation, dated and signed by the Employee. Employee agrees to provide the Board of Directors with at least thirty (30) days' notice of the effective resignation date. The timing of payment of wages and compensation owing shall be made in accordance with Nevada law.

C. TERMINATION OF AGREEMENT BY CHANGE IN CORPORATE CONTROL.

In the event that 40% or more of the outstanding shares of Employer corporation are acquired by someone other than Employer or Employee (hereinafter "Triggering Event"), this Employment Agreement shall terminate immediately. Upon the Triggering Event, Employer must provide severance pay to Employee in an amount equal to two (2) years' of Employee's then current annual salary. At Employee's option, the severance pay may be taken in one lump sum payment, or may be taken in equal bi-monthly payments over a period of two (2) years. Additionally, Employer shall continue to provide for Employee's then existing Benefits for a period of two (2) years from the date of the Triggering Event. At the discretion of the Employee, the Employee may opt to take a lump sum cash payment in lieu of the continuation of benefits. The amount of the cash payment in lieu of benefits shall be equal to the approximate projected reasonable cost to Employer of providing those benefits to Employee for the two (2) year period. A Triggering Event shall not preclude Employee from entering into a new and separate employment agreement with the new majority shareholder or the new majority shareholder's authorized representative. However, creation of a new employment agreement will not extinguish Employer's obligations under this Change of Corporate Structure Clause.

7. Annual Review. Once each year, within the sixty (60) days prior to the annual anniversary of the Agreement Date, at least one member of the Compensation Committee of the Board of Directors ("Board representative") and Employee shall meet personally for the purpose of conducting an annual review. At the annual review, the Board representative shall provide Employee with an evaluation of Employee's job performance based upon the Job Description set forth in Appendix A attached hereto. At the Annual Review, or within two seeks thereafter, the Board representative shall advise Employee whether there will be any salary adjustment or other adjustment of compensation for the upcoming Contract Term. Any such adjustment shall become effective on the anniversary of the Agreement Date. The decision whether or not to adjust salary and/or other compensation is vested in the sole discretion of the Board of Directors.

8. Confidentiality. Employee acknowledges and agrees that in the course of his employment he will have access to privileged and confidential information of a proprietary nature which cannot be utilized or disclosed, except for the benefit of the Employer, either now, or in the future, regardless of Employee's employment status with Employer. All such information received or obtained during the employment relationship, whether obtained by the efforts of Employee or not, is the sole property of the Employer. All information of a confidential and/or proprietary nature that is in the possession of Employee, including all copies thereof, must be surrendered to Employer upon the request of the Board of Directors.

9. Complete Agreement. The complete employment agreement between Employer and Employee is set forth in this Employment Agreement. Any alterations, amendments or modifications hereto shall be made in writing, and signed by Employer and Employee. This Employment Agreement supercedes any and all agreements, written or oral, that did exist, or may have existed, between Employer and Employee prior to the execution of this Employment Agreement.

10. Governing Law. This Employment Agreement shall be governed by, and be construed in accordance with, the laws of the state of Nevada.

11. Severability. Any provision of this Employment Agreement which contravenes any applicable law or which is found to be unenforceable shall, to the extent of such contravention or unenforceability, be deemed severable and shall not cause this Agreement to be held invalid or unenforceable or effect any other provision or provisions of this Employment Agreement.

12. Independent Advice. Employee acknowledges that he has had full opportunity to obtain legal advice and counsel with respect to the execution of this Employment Agreement.

13. Legal Costs. If legal action is brought to enforce or interpret this Employment Agreement, the court shall award reasonable costs and attorneys fees to the prevailing party.

By signing below, Employer and Employee acknowledge that they have read this Employment Agreement, wish to enter into the Agreement, and consent to be bound by the terms of this Employment Agreement.

Dated this ___ day of __________, 1998 Dated this ___ day of __________, 1998

GOLDEN PHOENIX MINERALS, INC. (EMPLOYEE'S NAME)

By: ________________________________ ____________________________

_______

Title

GOLDEN PHOENIX MINERALS, INC. AND SUBSIDIARIES

SIGNIFICANT SUBSIDIARIES

EXHIBIT 21

NAMES UNDER
	STATE OF	WHICH
NAME	INCORPORATION	THEY DO BUSINESS
Golden Phoenix Alaska Inc.	Nevada	Same

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC
Date: October 18,1999	By: /s/ Michael R. Fitzsimonds
Michael R. Fitzsimonds
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: October 18, 1999	By: /s/ Michael R. Fitzsimonds
Michael R. Fitzsimonds
President and Director
(Principal Executive, Financial and
Accounting Officer)
Date: October 18, 1999	By: /s/ Steven D. Craig
Steven D. Craig
Vice President, Secretary, and
Director
Date: October 18, 1999	By: /s/ Allen J. Marter
Director
Date: October 18, 1999	By: /s/ David A. Caldwell
Director