Form 10QSB
period 1999-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 1999-11-05
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----.

Commission File Number 0-22905

GOLDEN PHOENIX MINERALS, INC.

(Exact Name of Registrant as specified in its charter)

Minnesota	41-1878178
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

3595 Airway Dr. Suite 405 Reno, Nevada 89511

(Address of Principal Executive Offices) (Zip Code)

(775) 853-4919

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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1999 was 21,715,446.

Transitional Small Business Disclosure Format (check one): Yes  No (X)

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	6

PART II Other Information
Item 2. Changes in Securities and Use of Proceeds	8
Item 6. Exhibits and Reports on Form 8-K	8

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 1999 AND DECEMBER 31, 1998

(Unaudited)

ASSETS

	March 31, 1999	December 31, 1998
Current Assets
Cash	$ 11,526	$ 2,437
Prepaid expenses	8,749	14,409
Accounts receivable	5,519	1,050
Stock subscriptions receivable	6,000	6,000
Total Current Assets	31,794	23,896

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	260,000	260,000
Property and equipment, net of accumulated
Depreciation of $20,996 at March 31, 1999 and
$18,143 in 1998	58,034	65,108
Organization costs, net of accumulated
Amortization of $404 at March 31, 1999 and
$349 in 1998	751	808
Deposits	2,300	2,300
Deferred exploration costs	-	-
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$ 1,427,879	$ 1,427,112
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
	March 31, 1999	December 31, 1998
Current Liabilities
Accounts payable	$ 339,540	$ 386,836
Accrued liabilities	100,787	86,567
Current portion of capital lease obligations	4,163	3,981
Amounts due to stockholders	422,100	422,100
Note payable	10,000	-
Accrued interest stockholder loans	37,659	29,333
Total Current Liabilities	914,249	928,817

Long-term Liabilities
Capital lease obligations	10,869	11,051
Deferred income taxes	3,074	3,004
Total Liabilities	928,192	942,872

Minority Interests	50,000	50,000

Stockholders Equity (Deficit)
Preferred stock, no par value, 50,000,000
shares authorized and 500,000 shares
issued and outstanding at March 31, 1999
and December 31, 1998	2,000	2,000
Common stock, no par value, 150,000,000
shares authorized, 19,889,565 and 16,676,260
issued and outstanding at March 31, 1999
and December 31, 1998, respectively	4,013,342	3,644,975
Deficit accumulated during the development stage	(3,565,655)	(3,212,735)
Total Stockholders Equity (Deficit)	449,687	434,240
Total Liabilities and Stockholders Equity (Deficit)	$1,427,879	$ 1,427,112

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 1999

(Unaudited)

	Cumulative During Development Stage		March 31 1998
		March 31,
		1999
Revenues
Joint Venture	$ 35,700	$ 3,000	$ -
Options	2,000		-
	37,700	3,000	-

Expenses
Exploration	2,005,331	287,706	212,388
General and administrative	1,544,601	49,641	240,669
	3,549,932	337,347	453,057

Loss from Operations	(3,512,232)	(334,347)	(453,057)

Other Income (Expense)
Interest income	170	-	-
Interest expense	(66,311)	(16,898)	-
Gain on sale of stock in affiliate	10,016	-	-
Gain (loss) on sale of fixed assets	2,551	(1,400)	(960)
Other income	4,042	3	-
Other expense	(817)	(207)	-

Loss Before Provision for Income Taxes	(3,562,581)	(352,849)	(454,017)

Income Tax
Current	-		-
Deferred	(3,074)	(71)	-
	(3,074)	(71)	-

Net Loss	$ (3,565,655)	$ (352,920)	$ (454,017)

Basic and Diluted Net Loss per Common
Share	$(0.24)	$(0.02)	$(0.03)

Shares Used in Computing Basic and
Diluted Shares	15,014,167	19,624,897	13,754,521

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 1999

(Unaudited)

	Cumulative During Development Stage	March 31, 1999	March 31, 1998
Cash Flows From Operating Activities
Net Loss	$(3,565,655)	$(352,920)	$(454,017)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	34,270	3,767	6,071
(Gain) Loss on sale of fixed assets	(2,551)	1,400	-
Common stock issued for goods and services	620,665	318,365	-
Preferred stock issued for goods and services	2,000	-	-
(Increase) in accounts receivable	(5,519)	(4.469)	(257)
(Increase) Decrease in prepaid expenses	(8,749)	5,660	10,551
(Increase) Decrease in deposits	(2,300)	-	11,981
Increase (Decrease) in accounts payable	339,540	(47,296)	49,100
Increase in accrued liabilities	138,446	22,546	(263)
Increase in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
Decrease (Increase) in deferred exploration costs	-	-	(26,909)
(Increase) Decrease in options	(25,000)	-	(271,615)
Deferred income tax expense	3,074	71	-
Net Cash (Used) in Operating Activities	(2,416,952)	(52,876)	(675,358)

Cash Flows From Investing Activities
Purchase of property and equipment	(163,262)	-	(15,128)
Proceeds from fixed asset sales	34,965	1,965	24,999
Purchase of mining properties and claims	(210,000)	-	(125,000)
Purchase of joint venture	(550,000)	-	-
Net Cash Provided by Investing Activities	(888,297)	1,965	(115,129)

Cash Flows From Financing Activities
Principal payments on capital lease obligations	(2,002)	-	-
Proceeds from notes payable - stockholders	623,400	-	-
Proceeds from notes payable -	10,000	10,000	-
Payments on notes payable - stockholders	(6,300)	-	-
Payments on long-term debt	(116,887)	-	(90,337)
Net proceeds from sale of common stock	2,808,564	50,000	599,950
Net Cash Provided by Financing Activities	3,316,775	60,000	509,613

Net Increase (Decrease) in Cash	11,526	9,089	(280,874)

Cash at Beginning of Period	-	2,437	280,973

Cash at End of Period	$ 11,526	$ 11,526	$ 99

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1998. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Note 2 - Supplemental Cash Flows Information

Certain non-cash investing and financing transactions are not included in the Statements of Condensed Consolidated Cash Flows. These include, for the first quarter of 1999, the issuance of 1,784,615 restricted common shares, valued at $224,000, in payment of property obligations on the Contact and Borealis properties, and 656,468 restricted common shares, valued at $63,149, in settlement of debt.

Item 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

No operational revenue has been generated through March 31, 1999. All Company activities have been directed toward exploration activities on our two key properties in Nevada. The Company has exploration properties in Nevada and Alaska.

As part of the reorganization of the Company, we have assigned all of our interest in the Alaskan properties to a subsidiary named Golden Phoenix Alaska which was incorporated in late 1998. The subsidiary consists of one employee, Mr. Donald J. McDowell, who has been made president. Mr. McDowell, formally Executive Vice President of Golden Phoenix Minerals, resigned his position effective December 31, 1998 to assume management of Golden Phoenix Alaska. The subsidiary allows Golden Phoenix Minerals to focus on its two primary assets at Contact and Borealis. Subsequent to March 31, 1999 the Company sold its interests in the Alaskan company to Great American Minerals and Exploration (formerly Golden Phoenix Alaska, Inc.) in order to complete its restructuring and to better focus on its Nevada properties. As part of the sale, the Company retained the Cirque joint venture with Camnor Resources, and it also retained the important royalties in the Uncle Sam joint venture with Kennecott Exploration, the Glory Creek joint venture with Camnor Resources, and any other property retained in Alaska by Great American Minerals. The Company is carried on any financial obligations in Alaska and no work is required on the part of Golden Phoenix Minerals in the coming year.

The Company entered into an agreement with Whitney & Whitney Inc., a mineral industry consulting firm. This agreement will provide services in a number of areas that will play a key roll in the reorganization effort. Services provided will include mineral economic and technology studies, management consulting, project management, and advanced computer-drafting support.

The Company entered into an exploration permit with the right to joint venture with Kennecott Exploration Company for certain mineral properties in the Richardson mining district located in Alaska. This agreement was with Golden Phoenix Minerals subsidiary Golden Phoenix Alaska. The exploration permit gives Kennecott the right to conduct mapping and sampling until July 15, 1999. If Kennecott then exercises its option to enter a joint venture, they will have certain obligations requiring US$2 million in work commitments and US$400,000 in payments. The industry standard joint venture agreement allows Kennecott to earn a 51% interest in the property followed by an option to earn an additional 19% for further work obligations and payments.

The Company has taken control of the evaluation and exploration of the Borealis property ("Borealis Property") situated in Mineral County, Nevada. This was after Cambior USA terminated its joint venture of the property with Golden Phoenix Minerals and J. D. Welsh & Associates. The Company will reevaluate the mineral potential of the property to determine where to do additional drilling to develop an economic mineral deposit. The Company is responsible for 65% of the payments to the underlying owners as of December 1998. We are actively seeking a new joint venture partner for this property.

The Company continues its evaluation of the Contact Copper property, which is a consolidation of two parcels of private ground and a significant block of unpatented mining claims staked by Golden Phoenix Minerals. An economic evaluation of the Banner area was completed in late 1998, which showed the potential of an economic open pit in the Banner area. During the first quarter of 1999, the Company has reevaluated the Banner area for its high-grade underground potential. The results are vary encouraging with 1.2 million tons of 5.72% silver-copper equivalent grade at a 3% copper cut off. The underground high grade identified would produce 111 million pounds of copper and 2.15 million ounces of silver.

Exploration costs have been incurred in connection with the properties in Nevada and Alaska. These costs have been incurred for the location of prospect sites, mining claims, and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other exploration costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further exploration.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the company had $11,526 in cash. A significant portion of the cash is allocated to the Contact copper and Borealis Property. The Borealis Property lease payments are $3,250 per month. Payments to the end of March 31, 1999 total $9,750. The total Contact payments are $6,500 per month, which are divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the first quarter of 1999 are $29,250. The payments are payable in cash or stock of the Company or a combination of cash and stock, with the stock being valued at its current closing market price on the day before payment.

The ability of the Company to satisfy the cash requirements of its exploration, development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company. See "OUTLOOK" below.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is conducting discussions with potential joint venture partners for its properties in Nevada, but the Company has not yet finalized commitments for such financing or joint ventures.

In March, the Company received a financial commitment from a private investor for $500,000. This commitment is for an option on restricted stock and warrants to be delivered over a period of time. The option will be exercised on a basis of $20,000 per month at a strike price of $0.10 per share.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to cover the option agreement as well as meet its contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

YEAR 2000 ASSESSMENT

The Company is substantially complete with its Year 2000 assessment. All computer systems were acquired in 1997 or thereafter. Therefore, management anticipates only minor Year 2000 compliance problems with its computer systems. As a development stage enterprise, the Company is not materially reliant on any specific customers or vendors for its continued operations. Based on its assessment, management does not anticipate the Year 2000 issue will have a material impact on the Company's operations.

PART II OTHER INFORMATION

Item 2. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first quarter of 1999. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
First Quarter 1999	Issued	Received
Private placement for cash	500,000	$ 50,000
Conversion of debt	656,468	63,149
Acquisition of mineral property interest	1,784,615	224,000
Total First Quarter 1999	2,941,083	$337,149

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports were filed on Form 8-K during the three-month period ended March 31, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                   GOLDEN PHOENIX MINERALS, INC.

Date: November 3,1999                                                                                            By: /s/ Michael R. Fitzsimonds

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

Date: November 3, 1999                                                                                            By: /s/ Michael R. Fitzsimonds

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