Form 10QSB
period 1999-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 1999-11-09
CIK 1042784

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

Transitional Small Business Disclosure Format (check one): Yes No X

GOLDEN PHOENIX MINERALS, INC. INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.	3
Condensed Consolidated Statements of Operations during the Development Stage for the Three Months Ended June 30, 1999 and 1998, Six Months Ended June 30, 1999 and 1998, and Inception (June 2, 1997) to June 30, 1999	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999, Six Months Ended June 30, 1998, and Inception (June 2, 1997) to June 30, 1999.	5
Notes to Condensed Financial Statements.	6
Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations	6-8
Item 3. Changes in Securities and Use of Proceeds	8
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	8
SIGNATURE	9
GOLDEN PHOENIX MINERALS, INC. (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited) ASSETS
	June 30, 1999	December 31, 1998
Current Assets
Cash	$ 19,454	$ 2,437
Prepaid expenses	3,145	14,409
Accounts receivable	19,686	1,050
Stock subscriptions receivable	6,000	6,000
Total Current Assets	48,285	23,896

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	260,000	260,000
Property and equipment, net of accumulated
Depreciation of $26,365 at June 30, 1999 and $18,143 at December 31, 1998
	54,368	65,108
Organization costs, net of accumulated
Amortization of $462 at June 30, 1999 and $349 at December 31, 1998
	693	808
Deposits	2,300	2,300
Deferred exploration costs	250	-
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$1,440,896	$1,427,112
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
	June 30, 1999	December 31, 1998
Current Liabilities
Accounts payable	$ 347,438	$ 386,836
Accrued liabilities	115,261	86,567
Current portion of capital lease obligations	4,067	3,981
Amounts due to stockholders	422,100	422,100
Contract payable	10,000	-
Accrued interest stockholder loans	46,078	29,333
Total Current Liabilities	944,944	928,817

Long-term Liabilities
Capital lease obligations	9,430	11,051
Deferred income taxes	3,154	3,004
Total Liabilities	957,528	942,872

Minority Interests	50,000	50,000
Stockholders Equity (Deficit)
Preferred stock, no par value, 50,000,000
shares authorized and 500,000 shares
issued and outstanding at June
30, 1999 and 1998	2,000	2,000
Common stock, no par value, 150,000,000
shares authorized, 20,593,919 and 16,676,260
issued and outstanding at June 30, 1999 and December 31, 1998, respectively	4,112,153	3,644,975
Deficit accumulated during the development stage	(3,680,785)	(3,212,735)
Total Stockholders Equity (Deficit)	433,368	434,240
Total Liabilities and Stockholders Equity (Deficit)	$ 1,440,896	$ 1,427,112

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998, SIX MONTHS ENDED JUNE 30, 1999 AND 1998

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 1999

(Unaudited)

	Cumulative During Development Stage	Three Months Ended June 30, 1999,	Three Months Ended June 30, 1998,	Six Months Ended June 30, 1999	Six Months Ended June 30, 1998
Revenues
Joint Venture	$ 35,700	$ -	$ 32,700	$ 3,000	$ 32,700
Options	2,000	-	-	-	-
	37,700	-	32,700	3,000	32,700

Expenses
Exploration	2,037,981	31,600	131,108	320,356	342,446
General and administrative	1,609,740	65,139	329,105	114,780	569,368
	3,647,721	96,739	460,213	435,136	911,814

Loss from Operations	(3,610,021)	(96,739)	(427,513)	(432,136)	(879,114)

Other Income (Expense)
Interest income	170	-	1	-	1
Interest expense	(84,114)	(17,803)	(9,592)	(34,701)	(18,612)
Gain on sale of stock in affiliate	10,016	-	-	-	-
Gain (loss) on sale of fixed assets	2,551	-	-	(1,400)	(960)
Other income	4,584	542	-	545	-
Other expense	(817)	-	-	(207)	-

Loss Before Provision for Income Taxes	(3,677,631)	(114,000)	(437,104)	(467,899)	(898,685)

Income Tax
Current	-
Deferred	(3,154)	(80)	(751)	(151)	(1,501)
	(3,154)	(80)	(751)	(151)	(1,501)

Net Loss	$(3,680,785)	$(114,080)	$(437,855)	$(468,050)	$(900,186)

Basic and Diluted Net Loss per Common
Share	$(0.24)	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Shares Used in Computing Basic and
Diluted Shares	15,483,285	19,995,289	14,622,557	19,274,190	14,188,539

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1999, SIX MONTHS ENDED JUNE 30, 1998

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 1999

(Unaudited)

	Cumulative During Development Stage	Six Months Ended June 30, 1999	Six Months Ended June 30, 1998

Cash Flows From Operating Activities
Net Loss	$(3,680,785)	$ (468,050)	$ (901,236)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	37,994	7,491	13,066
Gain on sale of fixed assets	(2,551)	1,400	-
Common stock issued for goods and services	649,477	347,177	-
Preferred stock issued for goods and services	2,000	-	-
(Increase) in accounts receivable	(19,686)	(18,636)	(3,486)
(Increase) Decrease in prepaid expenses	(3,145)	11,264	21,104
(Increase) Decrease in deposits	(2,300)	-	11,981
Increase (Decrease) in accounts payable	347,438	(39,398)	181,816
Increase (Decrease) in accrued liabilities	161,339	45,439	39,464
Increase in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
Decrease (Increase) in deferred exploration costs	(250)	(250)	(27,642)
(Increase) Decrease in options	(25,000)	-	15,000
Deferred income tax expense	3,154	151	721
Net Cash (Used) in Operating Activities	(2,477,488)	(113,412)	(649,212)

Cash Flows From Investing Activities
Purchase of property and equipment	(163,262)	-	(15,128)
Proceeds from fixed asset sales	34,965	1,965	24,999
Purchase of mining properties and claims	(210,000)	-	(200,000)
Purchase of joint venture	(550,000)	-	-
Net Cash Provided by Investing Activities	(888,297)	1,965	(190,129)

Cash Flows From Financing Activities
Principal payments on capital lease obligations	(3,538)	(1,536)	-
Proceeds from notes payable – stockholders	623,400	-	86,400
Proceeds from notes payable	10,000	10,000	-
Payments on notes payable – stockholders	(6,300)	-	-
Payments on long-term debt	(116,887)	-	(116,887)
Net proceeds from sale of common stock	2,878,564	120,000	592,294
Net Cash Provided by Financing Activities	3,385,239	128,464	561,807

Net Increase (Decrease) in Cash	19,454	17,017	(277,534)

Cash at Beginning of Period	-	2,437	280,973

Cash at End of Period	$ 19,454	$ 19,454	$ 3,439

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 1999(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1998. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Note 2 - Supplemental Cash Flows Information

Certain non-cash investing and financing transactions are not included in the Statements of Condensed Consolidated Cash Flows. These include, for the first six months of 1999, the issuance of 1,921,933 restricted and unrestricted common shares, valued at $235,325, in payment of property obligations on the Contact and Borealis properties, and 823,504 restricted common shares, valued at $79,586, in settlement of debt.

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

RESULTS OF OPERATIONS

No operational revenue has been generated thru June 30, 1999. All Company activities have been directed toward exploration activities on our two key properties. The Company has exploration properties in Nevada and royalty interest in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to feasibility stage of development.

Golden Phoenix Alaska continues trying to find joint venture partners for the Alaskan properties, which Golden Phoenix Minerals assigned to them. The subsidiary is responsible for its own fund raising activities and the cost of staying in business. As members of the Board of Directors of this company, we have attempted to keep watch on Golden Phoenix Minerals interest in the properties. Subsequent to June 30, 1999 the Company sold its interests in the Alaskan company to Great American Minerals and Exploration (formerly Golden Phoenix Alaska, Inc.) in order to complete its restructuring and to better focus on its Nevada properties. As part of the sale, the Company retained the Cirque joint venture with Camnor Resources, and it also retained the important royalties in the Uncle Sam joint venture with Kennecott Exploration, the Glory Creek joint venture with Camnor Resources, and any other property retained in Alaska by Great American Minerals. The Company is carried on any financial obligations in Alaska and no work is required on the part of Golden Phoenix Minerals in the coming year.

The Company's evaluation of the Borealis property ("Borealis Property") situated in Mineral County, Nevada has progressed with the verification historical data. Approximately $12 million dollars was spent on collecting data for this property over the last 20 years. This is a massive database, which has been gathered during the transition of some of the early operators of the property from paper to computer filing or data collection. There are approximately 2000 drill holes on the property and 150,000 to 200,000 sample intervals. In order to facilitate reassessment of this large database we have divided the main area into it into six smaller map areas. These map areas are named Polaris, Borealis Pit area, Freedom Flats & Graben, East Ridge, North Borealis and Northeast Ridge. We are actively seeking a new joint venture partner for this property.

The Company continues its evaluation of the Contact Copper property. Fieldwork, including mapping and sampling of peripheral areas of the Banner deposit, showed the Helen B. Smith/Mammoth mine area to be most promising for very high grades of copper-silver-gold mineralization. These old workings previously intercepted copper grades as high as 7% and silver ranging from 10 to 20 ounces per ton. Other promising areas include the Rattler where oxidized copper mineralization is found over a broad area in the granodiorite and in limestone skarns, and the obvious strike extensions of the Banner zone to the east and west. The company continues its program of sampling of the previously drilled core, which was never assayed, in the banner zone. The next phase of drilling in the Banner zone will be completed in late 1999. An economic evaluation of the new work planned for the Banner area will be completed in late 1999, which should expand the economic open pit in the Banner area defined during 1998. During the first quarter of 1999, the Company has reevaluated the banner area for its high-grade underground potential. The results are vary encouraging with 1.2 million tons of 5.72% silver copper equivalent grade at a 3% copper cut off. The underground high grade identified would produce 111 million pounds of copper and 2.15 million ounces of silver.

The Company was approached in April of 1999 by International Calneva Gold Corp. a Vancouver company with respect to the Antler Lewis controlled by F. W. Lewis Inc. The property is adjacent to Battle Mountain Gold's Fortitude pit. This is a very promising gold target with a small underground resource defined. The deal with International Calneva Gold Corp. was that they would supply the funding for the venture and Golden Phoenix would supply the expertise and knowledge of the property. It was unfortunate that the funding could not be secured and this project did not move forward.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the company had $19,454 in cash. A significant portion of the working capital is allocated to the Contact copper and Borealis Property. The Borealis Property lease payments are $3,250 per month. Payments to the end of June 30, 1999 total $9,750. The total Contact payments are $6,500 per month, which are divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the second quarter of 1999 are $29,250. The payments are payable in cash or stock of the Company or a combination of cash and stock, with the stock being valued at its current closing market price on the day before payment.

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

In March, the Company received a financial commitment from a private investor for $500,000. This commitment is for an option on restricted stock and warrants to be delivered over a period of time. The option will be exercised on a monthly basis of $20,000 per month at a strike price of $0.10 per share.

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

Item 3. Changes in Securities and use of Proceeds

Recent Sales of unregistered Securities

Following is a summary of sales of unregistered securities for the second quarter of 1999. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Second Quarter 1999	Issued	Received
Private placement for cash	700,000	$ 70,000
Conversion of debt	167,036	16,437
Acquisition of mineral property interest
Total 1999	867,036	$ 86,437

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

PART II OTHER INFORMATIONItem 6. EXHIBITS AND REPORTS ON FORM 8-K(a) Exhibits:

(b) No reports were filed on Form 8-K during the three-month period ended June 30, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                         GOLDEN PHOENIX MINERALS, INC.

Date: November 8,1999                                                                                                                By: /s/ Michael R. Fitzsimonds

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

Date: November 8, 1999                                                                                                            By: /s/ Michael R. Fitzsimonds

                                                                                                                                                                   Michael R. Fitzsimonds

                                                                                                                                                                   President and Director

                                                                                                                                                                   (Principal Executive, Financial and

                                                                                                                                                                   Accounting Officer)