Form 10QSB
period 1999-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 1999-11-19
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)  No

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1999 was 21,715,446.

Transitional Small Business Disclosure Format (check one): Yes No ( X)

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.	3
Condensed Consolidated Statements of Operations during the Development Stage for the Three Months Ended September 30, 1999 and 1998, Nine Months Ended September 30, 1999 and 1998, and Inception (June 2, 1997) to September 30, 1999	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999, Nine Months Ended September 30, 1998, and Inception (June 2, 1997) to September 30, 1999.	5
Notes to Condensed Consolidated Financial Statements.	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9
Item 3. Changes in Securities and Use of Proceeds	9
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

(Unaudited)

ASSETS

	September 30, 1999	December 31, 1998
Current Assets
Cash	$ 7,230	$ 2,437
Prepaid expenses	3,145	14,409
Accounts receivable	22,684	1,050
Investments	1,700	-
Stock subscriptions receivable	6,000	6,000
Total Current Assets	40,759	23,896

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	260,000	260,000
Property and equipment, net of accumulated
Depreciation of $28,328 at September 30, 1999 and $18,143 at December 31, 1998
	50,702	65,108
Organization costs, net of accumulated
Amortization of $520 at September 30, 1999 and $347 at December 31, 1998
	635	808
Deposits	2,300	2,300
Deferred exploration costs	250	-
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$1,429,646	$1,427,112
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	September 30, 1999	December 31, 1998
Current Liabilities
Accounts payable	$ 388,451	$ 386,836
Accrued liabilities	123,986	86,567
Current portion of capital lease obligations	4,694	3,981
Amounts due to stockholders	422,100	422,100
Note payable	10,000	-
Accrued interest stockholder loans	54,590	29,333
Total Current Liabilities	1,003,821	928,817

Long-term Liabilities
Capital lease obligations	8,570	11,051
Deferred income taxes	3,235	3,004
Total Liabilities	1,015,626	942,872

Minority Interests	50,000	50,000
Stockholders’ Equity (Deficit)
Preferred stock, no par value, 50,000,000 shares
authorized and 500,000 shares issued and outstanding
at September 30, 1999 and December 31, 1998	2,000	2,000
Common stock, no par value, 150,000,000
shares authorized, 21,514,442 and 16,676,260
issued and outstanding at September 30, 1999 and December 31, 1998, respectively	4,205,396	3,644,975
Deficit accumulated during the development stage	(3,843,376)	(3,212,735)
Total Stockholders’ Equity (Deficit)	364,020	434,240
Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,429,646	$ 1,427,112

The Accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 1999

(Unaudited)

	Cumulative During Development Stage	Three Months Ended September 30, 1999,	Three Months Ended September 30, 1998,	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
Revenues
Joint Venture	$ 37,400	$ 1,700	$ -	$ 4,700	$ 32,700
Options	2,000	-	-	-	-
	39,400	1,700	-	4,700	32,700

Expenses
Exploration	2,150,516	112,535	516,035	432,891	858,481
General and administrative	1,643,320	33,580	107,520	148,360	676,888
	3,793,836	146,115	623,555	581,251	1,535,369

Loss from Operations	(3,754,436)	(144,415)	(623,555)	(576,551)	(1,502,669)

Other Income (Expense)
Interest income	170	-	-	-	1
Interest expense	(102,709)	(18,595)	(7,096)	(53,296)	(25,708)
Gain on sale of stock in affiliate	10,016	-	-	-	-
Gain (loss) on sale of fixed assets	2,551	-	-	(1,400)	(960)
Other income	5,084	500	-	1,045	-
Other expense	(817)	-	-	(207)	-

Loss Before Provision for Income Taxes	(3,840,141)	(162,510)	(630,651)	(630,409)	(1,529,336)

Income Tax
Current	-	-	-	-	-
Deferred	(3,235)	(81)	(751)	(232)	(2,252)
	(3,235)	(81)	(751)	(232)	(2,252)

Net Loss	$(3,843,376)	$(162,591)	$(631,402)	$(630,641)	$(1,531,588)

Basic and Diluted Net Loss per Common
Share	$(0.24)	$(0.01)	$(0.04)	$(0.03)	$(0.10)

Shares Used in Computing Basic and
Diluted Shares	16,074,890	21,517,442	15,691,772	19,851,103	14,696,913

The Accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, NINE MONTHS ENDED SEPTEMBER 30,

1998 AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 1999

(Unaudited)
	Cumulative During Development Stage	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998

Cash Flows From Operating Activities
Net Loss	$(3,843,376)	$(630,641)	$(1,531,588)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	40,015	9,512	17,823
Gain on sale of fixed assets	(2,551)	1,400	960
Common stock issued for goods and services	675,223	372,923	224,881
Preferred stock issued for goods and services	2,000	-	-
(Increase) in accounts receivable	(22,684)	(21,634)	(6,056)
(Increase) Decrease in prepaid expenses	(3,145)	11,264	29,876
(Increase) Decrease in deposits	(2,300)	-	11,981
Increase (Decrease) in accounts payable	388,451	1,615	287,301
Increase (Decrease) in accrued liabilities	178,576	62,676	88,332
Increase in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
Decrease (Increase) in deferred exploration costs	(250)	(250)	(55,440)
(Increase) Decrease in options	(25,000)	-	15,000
Deferred income tax expense	3,235	232	1,472
Net Cash (Used) in Operating Activities	(2,556,979)	(192,903)	(915,458)

Cash Flows From Investing Activities
Purchase of property and equipment	(163,262)	-	(15,128)
Proceeds from fixed asset sales	34,965	1,965	24,999
Purchase of mining properties and claims	(210,000)	-	(200,000)
Purchase of joint venture	(550,000)	-	-
Net Cash Provided by Investing Activities	(888,297)	1,965	(190,129)

Cash Flows From Financing Activities
Principal payments on capital lease obligations	(3,771)	(1,769)	-
Proceeds from notes payable – stockholders	623,400	-	228,400
Proceeds from notes payable	10,000	10,000	-
Payments on notes payable – stockholders	(6,300)	-	-
Payments on long-term debt	(116,887)	-	(116,887)
Net proceeds from sale of common stock	2,946,064	187,500	714,294
Net Cash Provided by Financing Activities	3,452,506	195,731	825,807

Net Increase (Decrease) in Cash	7,230	4,793	(279,780)

Cash at Beginning of Period	-	2,437	280,973

Cash at End of Period	$ 7,230	$ 7,230	$ 1,193

The Accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1998. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Note 2 - Supplemental Cash Flows Information

Certain non-cash investing and financing transactions are not included in the Statements of Condensed Consolidated Cash Flows. These include, for the first nine months of 1999, the issuance of 2,005,821 restricted and unrestricted common shares, valued at $242,875, in payment of property obligations on the Contact and Borealis properties, and 988,139 restricted common shares, valued at $97,511, in settlement of debt.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

No operational revenue has been generated thru September 30, 1999. All Company activities have been directed toward exploration activities on our two key properties. The Company has exploration properties in Nevada and royalty interest in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to feasibility stage of development.

Golden Phoenix Alaska continues trying to find joint venture partners for the Alaskan properties, which Golden Phoenix Minerals assigned to them. The subsidiary is responsible for its own fund raising activities and the cost of staying in business. As members of the Board of Directors of this company, we have attempted to keep watch on Golden Phoenix Minerals interest in the properties. Subsequent to September 30, 1999 the Company sold its interests in the Alaskan company to Great American Minerals and Exploration (formerly Golden Phoenix Alaska, Inc.) in order to complete its restructuring and to better focus on its Nevada properties. As part of the sale, the Company retained the Cirque joint venture with Camnor Resources, and it also retained the important royalties in the Uncle Sam joint venture with Kennecott Exploration, the Glory Creek joint venture with Camnor Resources, and any other property retained in Alaska by Great American Minerals. The Company is carried on any financial obligations in Alaska and no work is required on the part of Golden Phoenix Minerals in the coming year.

The Company's evaluation of the Borealis property ("Borealis Property") situated in Mineral County, Nevada has progressed with the verification of historical data. Approximately $12 million dollars was spent on collecting data for this property over the last 20 years. This is a massive database, which has been gathered during the transition of some of the early operators of the property from paper to computer filing or data collection. There are approximately 2000 drill holes on the property and 150,000 to 200,000 sample intervals. In order to facilitate reassessment of this large database we have divided the main area into six smaller map areas. These map areas are named Polaris, Borealis Pit area, Freedom Flats & Graben, East Ridge, North Borealis and Northeast Ridge. We are actively seeking a new joint venture partner for this property.

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

RECENT DEVELOPMENTS

Borealis

Fieldwork at the Borealis Property has found that the gold mineralization on the large property is driven by at least four different silica-rich hydrothermal systems. Main stage gold mineralization follows an early barren silicification event in each of these hydrothermal systems. This feature, along with recognition of several other important ore controls, has identified several new areas that have excellent discovery potential and which remain to be drilled.

A report prepared by Whitney & Whitney, Inc. on Borealis in 1997 identified an indicated oxide and sulfide resource totaling 37.8 million tons with an indicated gold grade of 0.032 ounces per ton, or nearly 1.2 million ounces of gold still remaining unmined. The Borealis mine was originally put into production in 1981 and 600,000 ounces of gold was produced from seven deposits.

For the sake of the current resource evaluation, the Company had previously divided the property into two mineralized zones called the Polaris and Borealis zones. Each zone has three target areas outlined. Golden Phoenix will calculate drill-indicated gold resources for each area. The areas will be evaluated in the following order by target named Polaris, Borealis Pit area, Freedom Flats & Graben, East Ridge, North Borealis and Northeast Ridge

The first study area chosen was on the Polaris zone, which hosts gold mineralization along its entire 12,000 foot length. The initial target area was the Polaris, which is one of three in the Polaris zone. The other two are named East Ridge and Northeast Ridge. All three were partially mined with gold mineralization left in the pit walls, floor and along extensions. By reworking the data available on the Polaris target, Golden Phoenix identified a remaining near surface oxide resource of 1.54 million tons containing about 37,000 ounces of gold averaging 0.024 ounces per ton and 630,000 ounces of silver averaging 0.41 ounces per ton. The previous mine operators removed only 250,000 tons of ore and produced about 9,500 ounces of gold from this same zone.

The second target to be evaluated is the remaining gold resource adjacent, below and within the previously mined Borealis open pit. Production in the early 1980s from this pit is reported to be 1,488,000 tons grading 0.103 ounces of gold per ton for 152,760 ounces of gold. Golden Phoenix's resource evaluation determined that 2,766,800 tons containing 153,000 ounces of gold and averaging 0.055 ounces per ton gold remain in the Borealis target area. This deposit also contains 533,600 ounces of silver grading 0.19 ounces per ton. Numerous drill intercepts require step out drilling from open ore intercepts. This drilling will add additional ounces of gold to the resource.

The following table summarizes the indicated resources calculated thus far:
Zone and Target	Tonnage	Average grade Gold	Ounces Gold	Average grade Silver	Ounces Silver
Polaris / Polaris	1.54 Million	0.024	37,000	0.41	630,000
Borealis / Borealis Mine	2.77 Million	0.055	153,000	0.19	533,600
Total	4.31 Million	0.044	190,000	0.28	1,163,600

The next target being evaluated is the Freedom Flats & Graben targets. This is potentially the largest of six target areas chosen for evaluation. The evaluation of this target area will be completed by early December.

Contact

Fieldwork has continued at the Contact project with extensive reconnaissance work being conducted on all of the project area to identify known surface occurrences of copper mineralization. It is hoped to have this reconnaissance work completed by the end of the year. This will allow us to prioritize areas outside of the Banner zone as to the probability of providing additional mineral resource. Golden Phoenix has been aided in this evaluation by a mid size contract mining company which is providing analytical assistance for the project.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the company had $7,230 in cash. A significant portion of the working capital is allocated to the Contact copper and Borealis Property. The Borealis Property lease payments are $3,250 per month. Payments to the end of September 30, 1999 total $9,750. The total Contact payments are $6,500 per month, which are divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the third quarter of 1999 are $29,250. The payments are payable in cash or stock of the Company or a combination of cash and stock, with the stock being valued at its current closing market price on the day before payment.

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

Item 3. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the third quarter of 1999. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Third quarter 1999	Issued	Received
Private placement for cash	675,000	$ 67,500
Conversion of debt	164,635	17,977
Acquisition of mineral property interest
Total third quarter 1999	839,635	$ 85,477

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

(b) No reports were filed on Form 8-K during the three-month period ended September 30, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          GOLDEN PHOENIX MINERALS, INC.

Date: November 18,1999                                                                                                By: /s/ Michael R. Fitzsimonds

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

Date: November 18, 1999                                                                                                By: /s/ Michael R. Fitzsimonds

                                                                                                                                                   Michael R. Fitzsimonds

                                                                                                                                                   President and Director

                                                                                                                                                   (Principal Executive, Financial and

                                                                                                                                                   Accounting Officer)