Form 10KSB
period 1999-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2000-03-31
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Golden Phoenix Minerals, Inc

(Exact name of registrant as specified in its charter)

Minnesota	0-22905	41-1878178
(State of	(Commission	(IRS Employer
incorporation)	File Number)	Identification No.)

3595 Airway Dr. Suite 405

Reno, Nevada 89511

(775) 853-4919

Securities registered pursuant to section 12(g) of the Act:

Common Shares

Preferred Shares

Shares Underlying the Options

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[ ]

State issuer's revenues for its most recent fiscal year: $4,700.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of March 22, 2000, was $5,472,562.

The total number of common shares outstanding at March 22, 2000 was 25,534,643.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONTENTS

                                                                                                                                                   Page

PART I

Item 1. BUSINESS                                                                                                                       3

Item 2. PROPERTY                                                                                                                      7

Item 3. LEGAL PROCEEDINGS                                                                                                14

Item 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS                                                                                                       14

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON

EQUITY AND RELATED STOCKHOLDER

MATTERS                                                                                                                               14

Item 6. MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS                                                                                     15

Item 7. FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA                                                                                                  16

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE                                                          16

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF

THE REGISTRANT                                                                                                              16

Item 10. EXECUTIVE COMPENSATION                                                                        18

Item 11. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT                                                           19

Item 12. CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS                                                                                                                20

Item 13. FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON

FORM 8-K                                                                                                                             21

PART I

Item 1. - BUSINESS

Golden Phoenix Minerals, Inc. (the "Company") was formed in Minnesota on June 2, 1997 and has had limited operations. The Company is headquartered in Reno, Nevada.

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

Golden Phoenix's key employees were actively involved in the exploration, discovery and development activities of Santa Fe, which was the sixth largest gold producer in North America before it was purchased in 1997 by Newmont Mining Company, North America's largest gold producer, for $2.2 billion. Santa Fe discovered and developed over 28 million ounces of gold reserves with annual production in excess of 800,000 ounces. Another of the Company’s key employees worked for Kennecott Exploration Company, which is part of Rio Tinto Ltd., the world’s largest mining company, as manager of Western US Exploration.

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

There are numerous levels of government regulation associated with the activities of exploration and mining companies. The only two types of permitting which the Company should have to be concerned with in the near future are "Notice of Intent" and "Plan of Operation." Both of these types of procedures will be necessary in the next twelve months. The Company has filed for one of these permits and has received approval of a notice at Contact. However, there is no guarantee that the regulatory agency will timely approve, if at all, the necessary permits for other operations. Further, it will be necessary to obtain or post a bond for the reclamation of the proposed surface disturbance.

The total cost and effects on the Company’s operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when they are initiated.

JOINT VENTURES

The following section describes several agreements that the Company entered into in order to gain an operating interest or provide an opportunity for another company to earn an interest in our properties.

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

Borealis

The Company had signed an acquisition agreement ("Welsh Agreement") with J. D. Welsh & Associates ("Welsh") to acquire 100 percent of Welsh's lease-hold interest in the Borealis mine project in Mineral County, Nevada. Prior to terminating the Welsh Agreement, the Company paid Welsh cash and stock valued at US$1,187,000 and was vested with a 65 percent ownership in the Borealis Mine project. The Company and Welsh signed a joint venture agreement with Cambior Exploration USA, Inc. in 1997. Cambior was to earn a 70 percent interest in the project by spending US$7million over the next 7 years. Cambior completed their first years drilling commitment, and then because of company budget reductions, they decided to terminate their interest on December 31, 1998. The Company then signed a simple joint venture agreement with J. D. Welsh & Associates on December 31, 1999, which increased leasehold ownership of the project to 68% and further outlined operating relationships between the parties.

Cirque

In April 1998 the Company signed a Joint Venture Letter of Intent with Camnor Resources Ltd. to acquire up to 100 percent of seven exploration properties controlled by the Company in the Bonnifield District located approximately 55 miles south of Fairbanks, Alaska.. At the end of the 1998 Alaska field season, Camnor decided to terminate their interests in five of the seven properties, while retaining Cirque and Glory Creek. Further, in a side agreement made with Great American Minerals and Exploration, the rights to the Cirque property would be retained by Golden Phoenix and Glory Creek would be retained by Great American. The Cirque joint venture with option to purchase agreement with Camnor Resources requires Camnor to pay Golden Phoenix Minerals a total of $107,000 and 200,000 Camnor shares, and complete a $625,000 work commitment for a 70 percent interest over four years. Camnor’s next payment date was scheduled for April 21, 2000 when they will pay the Company $25,000 in cash, 50,000 shares, and commit to $200,000 of work. However, on March 20, 2000, they gave notice that they were terminating the joint venture agreement and returning the property to Golden Phoenix Minerals.

FUNDING

The Company plans to finance its operations through private placement memorandums (PPM) and the exercising of common stock options controlled by key directors of the Company. The Company is currently offering a convertible debt Private Placement to raise approximately $1.3 million. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a 5-year note, paying 12% per annum interest on a minimum investment of $10,000. The Company may call the notes at any time prior to maturity. In that event, the note holders have thirty days to decide whether to accept cash payment or convert the note to common stock. Principal and interest on the note can be converted into shares at any time during the five year note period, at the option of the note holders. The conversion price was $0.20 per share for the first $405,000 received in January 2000 and is currently set at $0.30 per share. The Company will also offset some of its cost by joint-venturing its properties with other mining groups for exploration and development while paying fees to Golden Phoenix Minerals, Inc. for the right to certain interest in the property.

COMPETITION

Over the last five years imposition of claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineral ground to become open for location and acquisition. Due to the continued decline in the gold price, the number of companies aggressively acquiring claims and properties has declined during 1998. Gold prices leveled off and rebounded slightly in 1999, resulting in a small increase in claim activity during 1999.

SEASONAL EFFECTS

The Company has positioned itself to handle any seasonal aspect of the exploration business by locating properties in differing climatic zones, thus allowing fieldwork on a near year-round basis. Problems of access and inclement weather will be minimized through strategic planning of fieldwork.

CAPITAL EQUIPMENT

The only capital equipment the Company plans to purchase or lease in the next twelve months will be two field vehicles. The field vehicles will be for staff professionals only. All contractors will provide their own vehicles.

STAFFING

The Company has reduced its staffing level to the two key professionals described in Item 9 below. The Company does not anticipate adding any further permanent staff in the next twelve months of operation. The Company will employ independent contractors to fulfill short-term needs and obligations.

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

Many states, including the State of Nevada (where a majority of the Company’s properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.

The Company’s compliance with federal and state environmental laws may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in the Company’s intended exploration, development and production activities. Further, new or different environmental standards imposed by governmental authorities in the future could adversely affect the Company’s business activities.

PROPOSED LEGISLATION AFFECTING THE MINING INDUSTRY

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law") which governs mining claims and related activities on federal lands. In 1992, a holding fee of US$100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on "net profits" from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on the Company as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of development of operating mines on the federal unpatented mining claims held by the Company because many of the Company’s properties consist of unpatented mining claims on federal lands. The Company’s financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.

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

Item 2. - PROPERTY

DETAILED PROPERTY DESCRIPTIONS

Nevada

The following sections describe the existing exploration projects found in Nevada that are owned or controlled by the Company. The Company’s most important property assets include the Contact copper property and the Borealis gold property. Other properties and assets are listed at the end.

CONTACT PROJECT, ELKO COUNTY, NV

Summary:

The Contact copper-silver project is located in northeastern Nevada over a large mineralized granodiorite and altered sedimentary rocks. The property has been explored by early prospectors beginning in about 1870 with modern exploration being initiated in about 1967. This work along with drilling completed by Golden Phoenix in 1998 has produced an indicated copper-silver resource calculated to contain about 39.5 million tons averaging 0.952 percent copper at a 0.2% cutoff grade for 752 million pounds of copper. A drilling and trench sampling program was completed in early 2000, and results have not been incorporated into a new resource estimate.

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

Location and Land:

The Contact copper-silver project is located in the favorable mining state of Nevada. The property covers about eleven-square miles and is controlled by both 152 patented and 131 unpatented mining claims. The best mineralization is located on the private patented claims, which Golden Phoenix controls through agreements with International Enexco Limited and F. W. Lewis, Inc. These private lands are much easier to permit a new mining operation than the unpatented claims and are extremely valuable to success of the project. The unpatented claims owned by Golden Phoenix fill fractions and surround the important patented claims.

History of District:

Copper mineralization was discovered in the area in 1870, and the first copper showings to be prospected by shafts were east of the Salmon Falls River near China Mountain, approximately eight miles east of Contact. Sporadic prospecting, staking, development and production took place from 1876 to 1908 when the population of Contact reached 300 people. In 1918 work on the Vivian tunnel was started near the Banner Zone immediately north of the old town of Contact. Subsequently the Gray Mining Company drove the Helen B. Smith adit to 2300 feet under the Mammoth area.

Copper production from the district peaked during World War I, again in 1928 and during World War II. Production was derived from ten to fifteen different workings, mainly from the area north and west of Contact. An unofficial estimate in 1970 puts the overall production from the Contact district at 300,000 tons of ore at a grade of 5% Cu (30 million pounds of copper). A partial estimate for the period 1918-1949 was 34,404 tons @ 4.85% Cu, 0.2 oz Au/t and 1.7 oz Ag/t.

Historical records state that 129 shipments from the Marshall (Delano) Mine in 1928 averaged 5.3% Cu. Palo Alto, also in this zone, produced 300 tons at 32% Cu before 1910 and 1,400 tons at 5% Cu between 1910 and 1928. Blue Bird ores contained from 15% to 35% Cu, 20 opt Ag and $20 in gold per ton. These workings were located mainly along the northern contact of the batholith with Paleozoic sediments, and just northwesterly of the town of Contact. Production came mainly from veins that are near the contact in the north contact zone, starting at the old Contact town site and running for about four miles to the west. Concentrate was shipped to Asarco’s Garfield (Utah) smelter, which closed down in 1959. From 1959 to 1967 the district was largely inactive.

Modern Exploration History:

In 1967 Calta and other companies started modern exploration programs for copper. Work concentrated along the north contact zone, west of the town of Contact. By 1970 Calta had completed geological mapping, IP surveys, trenching and 37,000 feet of diamond drilling. That same year a feasibility study was completed on the copper deposits of Calta’s property. Coralta Nevada Inc., a subsidiary of Vancouver-based Coralta Resources Ltd., took over the Calta property and carried out additional diamond drilling, IP-surveys, trenching, geological mapping and petrographic work.

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

Golden Phoenix Minerals received encouraging assay results from the 17-drill hole (9445 feet total) program completed in July 1998 at the Contact property. Results of the drilling program by the Company raised a portion of the combined resource (mineral inventory) from a drill-inferred to the drill-indicated category. The physical area of the resource has also been expanded as a result of this program. These encouraging results and the mineralization that crops out along strike for greater than one mile was justification for the Company to plan a 1999 drilling program.

In late 1999 the Company completed a 16-hole drilling program for a total of 5030 feet. Nine of these holes were drilled into the western portion of the Banner zone, while seven holes tested three new targets to the north and east of the Banner zone. Drill assays returned good to excellent results from the western extension of the Banner zone and the previously undrilled Brooklyn and Bluebird targets. Overall, mineralization was extended another 400 feet to the west along the Banner mineralized zone, which is now over 4000 feet in strike length. These results justify planning a drilling program for 2000.

Geology:

The Contact mining district lies within the Paleozoic miogeosyncline. This thick sequence of sedimentary rocks has been domed and tilted by the intrusion of a Jurassic granodiorite stock. The stock is 16 miles long in an east-west direction and 8 miles wide. Sediments within 2,000 feet of the stock have been metamorphosed to skarn and hornfels. Volcanic flows, tuffs, and lake sediments overlie these rocks.

The mineral deposits of the district occur principally in the contact zone of the granodiorite and within the granodiorite in association with alteration zones. The two main areas of mineralization are the "north contact zone" and the "west contact zone" in the western segment of the granodiorite. The "north contact zone" extends from the town of Contact for seven miles to the west along the contact and the "west contact zone" extends along the western contact of the batholith for approximately four miles in a NS-direction. Both zones are at least one-mile wide, and the Contact property is located on the "north contact zone". Copper is the main commodity, but the deposits also contain some gold and silver, and locally enough lead to be of value.

1998 Drilling Results:

The Company has received encouraging assay results from the 17-drill hole, 9445 feet, program completed in July 1998 at the Contact property. Preliminary results of the current drilling program by Golden Phoenix Minerals have raised a portion of the combined resource (mineral inventory) from a drill-inferred to the drill-indicated category. The physical area of the resource has also been expanded as a result of this program. These encouraging results and the mineralization that crops out along strike for greater than one mile are justification for the Company to plan a Phase II drilling program.

Drilling results in the Delano area (Holes CRC-98-8) have extended and confirmed mineralization encountered in earlier drill programs (both along strike and down-dip). The drill holes in the West Extension area (CRC-98-9 through CRC-98-13, and CRC-98-17) indicate that mineralization is open to the west and down-dip. Drilling results in the Palo Alto area (Holes CRC-98-14 through CRC-989-16) showed lower grade mineralization and appear to indicate a weakening of the main Delano structures to the east.

Copper Resource:

Golden Phoenix Minerals completed its initial evaluation of the Banner Fissure zone on October 20, 1998. This work included 17 reverse circulation drill holes for a total of 9,400 feet of new drilling. The drill program augments and expands the known mineral inventory defined by 61 core holes drilled in the 1960s and 1970s. The previous drilling totaled over 60,000 feet.

The Company completed three types of mineral inventories from the data compiled; 1) a manual cross-sectional inventory based on composite samples, 2) a block model mineral inventory and 3) a preliminary economic dipper pit resource. The following table shows the comparison of the cross-sectional model and the block model mineral inventory.

Source	Tons	Percent Cu	Pounds of Cu
Cross-Sectional Model	39.5 million	0.952	752 million
Block Model	51.4 million	0.703	723.6 million

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

The deposit is still open on three sides and considerable potential exists to increase the size of the overall deposit and economics of a potential mine. There are three additional targets on the property to be tested. All these features give the Company very strong encouragement that the Contact Banner zone is an economic mine for the company.

1999 Drilling Program:

The Company initiated the 1999 drilling program in late December of 1999 and completed it late January 2000. Sixteen holes were drilled for a total of 5,035 feet into the Banner zone and three previously untested targets. Nine of these holes were drilled into the western portion of the Banner zone, while seven holes tested the Brooklyn, Allan and Bluebird targets to the north and east of the Banner zone.

Overall, drill assays returned good to excellent results from the western extension of the Banner zone and the previously undrilled Brooklyn and Bluebird targets. Overall, mineralization was extended another 400 feet to the west along the Banner mineralized zone, which is now over 4000 feet in strike length. Highlights of the Banner drilling program include hole #3 which returned 140 feet of 0.37% copper beginning at 90 feet, and hole #11 with 90 feet of 0.32% copper starting at the surface. In the newly discovered Brooklyn zone, hole #6 intercepted 85 feet of 1.02% copper beginning at 15 feet and hole #7 returned 215 feet of 0.504% copper beginning at 10 feet. Both holes contained additional mineralized intervals deeper in the holes. In the new Bluebird zone, hole #15 returned 50 feet of 0.41% copper beginning at the surface. This hole and nearby hole #16, which contained numerous short intervals of copper mineralization, suggests that Bluebird could develop into a significant resource with further drilling.

Metallurgical work was completed from samples taken from two other targets found three miles to the west and one mile to the southwest. Samples from several mine dumps were collected, crushed, and placed into separate leach columns. A weak sulfuric acid solution was circulated and measured for 63 days, which resulted in projected recoveries of 88% in one sample and 82% in the second. These results suggest that copper mineralization hosted in granodiorite rocks can be readily leached. This work provides strong support for drilling in these highly prospective areas.

Channel sampling of all the old trenches is nearing completion and new metallurgical work is currently underway. The company plans to incorporate this new work into a revised resource assessment of the Banner zone in the coming few months. The company expects this work to add significant copper resource to the Banner deposit once a new resource study is completed.

BOREALIS PROJECT, MINERAL COUNTY, NV

Summary:

The Borealis gold-silver property lies with the Aurora-Borealis mineral belt in west central Nevada. The property was previously mined from eight pits and produced 10.7 million tons of gold ore at an average grade of 0.059 ounces per ton of gold for 635,000 ounces of gold.

Mining was terminated in 1991, even though the operating company knew that the property still had numerous unmined deposits. In 1997 an independent resource study identified an indicated oxide and sulfide gold resource totaling nearly 1.2 million ounces of gold remaining unmined. The total tonnage identified in this study was 37.6 million tons averaging 0.032 ounces per ton from several sources.

Currently, Golden Phoenix Minerals, Inc is reworking the drill-hole database and has developed significant results. The Company has identified a minimum of 20,768,000 tons averaging 0.057 ounces gold per ton containing 1,182,600 ounces of gold and 0.26 ounces of silver per ton containing 5,477,600 ounces of silver from the Polaris, Borealis, Freedom Flats and Graben target areas. Furthermore, in the four target areas studied, numerous areas of open mineralization were evident, and the overall resource will increase once step-out drilling is performed.

Location, Land, Operating Interest:

Golden Phoenix Minerals, Inc. holds a 68% lease-hold interest in the property, which is located approximately 12 miles southwest of the town of Hawthorne in the Walker Lane Mineral Belt. The property lies at approximately 7100 feet on the western side of the southern Wassuk Range. The current land position consists of 268 unpatented mining claims encompassing approximately 5,360 acres.

The company originally acquired a 65% interest in the Borealis lease from J. D. Welsh & Associates in late 1997. At that time the property was joint ventured with Quebec-based Cambior Exploration USA Inc., but they dropped out at the end of 1998 as a result of internal budget cuts. The Company recently increased its leasehold interest in the project three per cent to 68% by diluting the portion owned by J. D. Welsh and Associates. The company previously was buying Welsh’s interest, but had to defer completing the entire purchase due to budgetary constraints in 1998. Further, Golden Phoenix recently learned that Welsh had optioned his 32% leasehold interest to Newmex Minerals Inc. Golden Phoenix is not affected by this change in ownership as the Company controls all aspects of the project including management, planning and budgeting. The property is subject to a small net smelter return royalty when mine production is achieved.

History:

The Borealis mine was put into production in 1981 by Tenneco Resources as a low-cost oxide heap-leach mining operation. Tenneco Resources and its successor, Echo Bay Minerals, Inc., produced more than 600,000 ounces of oxide gold from Borealis with an average grade of 0.059 ounce per ton (opt) gold. The sulfides were never mined, although significant resources were encountered. After mine closure, Santa Fe Pacific Gold Corp. conducted additional sulfide exploration and development on the property. More recently, J. D. Welsh & Associates and Golden Phoenix Minerals joint ventured the property with Cambior. Cambior was the operator of the property, and was earning a 70 percent interest in the project by spending US$7 million over seven years. Cambior terminated the joint venture agreement effective December 31, 1998 due to internal budget cuts.

Geology:

The Borealis property hosts a volcanic-hosted epithermal gold system marked by large areas of silicification, hydrothermal brecciation and advanced argillic alteration. The stratigraphy consists of primarily Tertiary andesite flows and tuffs. The gold deposits are structurally controlled along a series of northeasterly-trending normal faults that dip steeply to the northwest. Gold occurs as submicron-size particles in highly altered andesite and tuff. Fissure-type quartz veining is not present. The average silver to gold ratio has been reported to be five to one.

Gold Resources and Mineralized Zones:

The Borealis property can be divided into three separate mineralized zones and these are called Borealis, Polaris and Cerro Duro. The Borealis zone has three separate targets, of which two were previously mined. These targets include the Borealis mine proper, Freedom Flats mine, and Graben. The second mineralized zone is Polaris, and it consists of Northeast Ridge, East Ridge, and Polaris targets. All three areas were previously mined and mineralization is found over 12,000 feet along the entire length of this zone. The third zone is the Cerro Duro and it consists of Jaimes Ridge, Cerro Duro proper and Purdy’s Peak. The first two targets were mined. The property also has a number of remaining areas that have not been properly explored. Currently, the Company is continuing to build a new digital data spread sheet and is calculating new resource numbers using Meds system software. The following is what we know about the property.

Golden Phoenix Calculated Resources:

For the sake of the current resource evaluation, the Company had previously divided the property into two mineralized zones called the Polaris and Borealis zones. Each zone has three target areas outlined. Golden Phoenix is currently calculating measured gold resources for each area. The areas will be evaluated in the following order by target named Polaris, Borealis Pit area, Graben, Freedom Flats, East Ridge, North Borealis and Northeast Ridge

The first study area chosen was on the Polaris zone, which hosts gold mineralization along its entire 12,000 foot length. The initial target area was the Polaris, which is one of three in the Polaris zone, the other two are named East Ridge and Northeast Ridge. All three were partially mined with gold mineralization left in the pit walls, floor and along extensions. By reworking the data available on the Polaris target, Golden Phoenix identified a remaining near surface oxide resource of 1.54 million tons containing about 37,000 ounces of gold averaging 0.024 ounces per ton and 630,000 ounces of silver averaging 0.41 ounces per ton. The previous mine operators removed only 250,000 tons of ore and produced about 9,500 ounces of gold from this same zone.

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

The third and most important target evaluated to date was the Graben, located to the west and northwest of the Freedom Flats open pit. The Graben area was chosen due to its potentially large size and the many high-grade gold assays in the drill records. The study on the Graben area identified a minimum of 6,642,000 tons grading 0.067 ounces per ton gold for a total of 445,000 ounces of gold and 1,328,500 ounces of silver grading 0.20 ounces per ton of measured drill indicated mineralization. This deposit was not previously mined.

The fourth target to be evaluated was Freedom Flats, which previous mine operators had produced 1,220,000 tons of ore grading 0.16 ounces per ton for 195,220 ounces of gold. During the Company's resource study of Freedom Flats, it decided to change its approach to the way it evaluated the available drill data. Previously, the Company had only reported a category of mineralization recognized in the mining industry as Measured Mineral Resource. This category is where tonnages, shape, grade and mineral content can be estimated with a high level of confidence based on closely spaced drill holes. The Company then decided to report a second category of mineralization called Indicated Mineral Resource, which mineralization can be estimated with a reasonable level of confidence based on drill holes that are spaced closely enough for continuity to be assumed.

The Freedom Flats resource study concluded that the measured resource was 1,702,000 tons grading 0.063 ounces of gold per ton for 107,800 ounces of gold and 0.053 ounces per ton silver for 989,800 ounces of silver. The indicated resource was calculated to be 722,000 tons grading 0.05 ounces per ton of gold for 36,000 ounces of gold and 0.55 ounces of silver per ton for 399,500 ounces of silver. In total, the deposit contains 2,425,000 tons grading 0.059 ounces per ton gold for 143,900 ounces of gold and 0.55 ounces per ton silver for 1,389,000 ounces of silver.

Once the Company completed the Freedom Flats resource study, it further reevaluated the Graben, Borealis and Polaris targets for both Measured and Indicated Mineral Resource categories. The following table summarizes this new work.

Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Graben	6,404,000	0.06	433,600	0.21	1,363,400
Freedom	1,702,000	0.063	107,800	0.053	989,800
Borealis	2,896,000	0.042	122,300	0.022	630,500
Polaris	1,540,000	0.024	37,000	0.41	630,000
Indicated	Tons	Au Grade	Au oz	Ag Grade	Ag Oz
Graben	5,934,000	0.067	394,700	0.20	1,176,000
Freedom	723,000	0.05	36,100	0.55	399,500
Borealis	1,569,000	0.033	51,100	0.18	288,400
Polaris
Totals	20,768,000	0.057	1,182,600	0.264	5,477,600

The four studies completed to date, Polaris, Borealis, Freedom Flats and Graben, have identified a minimum of 20,768,000 tons averaging 0.057 ounces gold per ton containing 1,182,600 ounces of gold and 0.264 ounces of silver per ton containing 5,477,600 ounces of silver. Furthermore, in the four target areas studied, numerous areas of open mineralization were evident and the overall resource will increase once step-out drilling is performed. All mineralization reported to date is measured and indicated from drill hole cross sections.

Whitney & Whitney 1997 Gold Resource Evaluation:

A detailed resource evaluation was completed in 1997 by Whitney and Whitney, Inc., a Reno-based mining consulting firm, which attempted to quantify all remaining areas of gold mineralization on the Borealis property. This study calculated remaining gold resources in the old pits, undeveloped deposits, waste dumps, and tailings. The following table summarizes this work.

Oxide	Tons	Grade	Contained Ounces
Measured	16,761,272 tons	0.0207 opt Au	347,098 ounces
Drill Suggested	19,431,505 tons	0.0284 opt Au	551,556 ounces
	36,192,777 tons	0.0248 opt Au	898,654 ounces
Sulfide
Measured	1,025,000 tons	0.2167 opt Au	222,166 ounces
Drill Suggested	450,000 tons	0.1667 opt Au	75,000 ounces
	1,475,000 tons	0.2015 opt Au	297,166 ounces
Total	37,667,777 tons	0.0317 opt Au	1,195,820 ounces

The four targets studied to date contain 55% of the Whitney & Whitney estimated tonnage, 98% of the gold and more than 5 million ounces of silver. One target remains to be studied in the Borealis zone and two target areas remain to be studied in the 12,000 foot long Polaris Zone and are now expected to bring the measured gold resource at Borealis significantly above the 1.2 million ounces in the Whitney & Whitney estimate.

ALASKA

Background:

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

Cirque Project

The Cirque property is located in the Bonnifield District, 80 miles south of Fairbanks, Alaska. The Company originally located the property in 1997 and in early 1998 joint ventured the property with Camnor Resources of Vancouver, British Columbia. They assumed the role of manager of the venture and made certain commitments to earn into the property. As of March 20, 2000 Camnor notified Golden Phoenix that they were terminating their interests in the property and were returning it to Golden Phoenix

Legal Agreement Summary

The joint venture with option to purchase agreement with Camnor Resources was terminated on March 20, 2000, whereby they return all rights to Golden Phoenix.

Cirque Exploration:

Exploration work to date has indicated the Cirque property is underlain by highly prospective stratigraphic horizons in which volcanogenic massive sulfide (VMS) mineralization occurs. Camnor’s 1999 exploration program consisted of geological mapping and reconnaissance diamond drilling. Six drill holes totaling 963 feet were completed on the Discovery and Dol zones. The best intersections were from hole 99-1 from the Discovery zone: 17.1 feet grading .083 opt Au, 2.17 opt Ag and 11.55% combined Zn/Pb/Cu, with a second lens intersecting 6.2 feet grading .0266 opt Au, 1.4 opt Ag and 11.49% combined Zn/Pb/Cu.

Four holes tested the Discovery zone. Three of the holes, drilled on section, tested the zone at down-dip depths of 31, 80 and 136 feet. The fourth hole tested the zone approximately 77 feet to the east at the same elevation as hole 99-1.

Incorporating surface and drill data, the Discovery zone is interpreted to be a west striking, moderately north-dipping zone plunging shallow to the east. The zone has been traced along strike for 145 feet and down-dip for 120 feet. The Discovery zone remains open along strike and dip. The favorable horizon hosting the Discovery zone has been traced to the northwest for over 2170 feet, to the JA showing. To the east the horizon is overburden covered and plunges into the hillside. It is interpreted that Hole 99-3 was drilled under the plunge of the main mineralized zone. Hole 99-4 intersected a zone of leached sulfide due to surface weathering that corresponds with the zone.

Based on the limited data, the zone increased in grade and thickness with depth. The intersection of significant precious metal values together with combined base metal values in excess of 11% in the 1999 reconnaissance program successfully demonstrate the project’s potential economic viability. Presently all the data is being compiled and follow up drilling is being planned.

Alaskan Royalties

The Company has retained a one- percent net smelter return royalty on the following properties.

  Glory Creek. This property is under a joint venture with an option to purchase with Camnor Resources. It is located in the Bonnifield District and to the north of Cirque. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work.
  Uncle Sam. This property is currently under joint venture with Kennecott Exploration Company. The property is located in the Richardson District about 60 miles southeast of Fairbanks. Their work has defined a gold anomalous zone that requires drilling for the next phase of work.
  Switch Creek-Circle District. This property is currently in control by Great American Minerals Co. The property hosts a gold target that requires drilling.

Other Properties in Alaska

The Company transferred the following properties to Great American Minerals and Exploration and no longer retains an interest other than a possible royalty as discussed above.

  CIRCLE PROJECT, ALASKA
  RICHARDSON DISTRICT, ALASKA
  BONNIFIELD DISTRICT, ALASKA
  PAXSON AREA, ALASKA
  NORTH DELTA PROJECT, ALASKA
  STONE BOY PROJECT, ALASKA
  HEALY-CANTWELL, ALASKA

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

PART II

Item 5. - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company’s common stock has been traded since August 6, 1997. There was no prior activity. The securities are traded on the over -the-counter market, and quoted on the NASD Electronic Bulletin Board. The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Price per Share
	High	Low
First Quarter (January 1, 1998 -March 30, 1998)	$1.44	$0.50
Second Quarter (March 30, 1998 - June 30, 1998)	$0.81	$0.18
Third Quarter (June 30, 1998 - September 30, 1998)	$0.60	$0.18
Fourth Quarter (September 30, 1998 - December 31, 1998)	$0.32	$0.12
First Quarter 1999 (January 1, 1999 - March 31, 1999)	$0.13	$0.10
Second Quarter 1999 (April 1, 1999 - June 30, 1999)	$0.13	$0.115
Third Quarter 1999 (July 1, 1999 - September 30, 1999)	$0.13	$0.08
Fourth Quarter (September 30, 1999 - December 31, 1999)	$0.23	$0.09
First quarter (January 1, 2000 through March 22, 2000)	$0.39	$0.21

(b) There are in excess of 500 holders of the common and 3 holders of preferred stock of the Company.

  The Company has paid no dividends.

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the fourth quarter of 1999. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	550,000	$ 55,000
Consulting and other services	2,157,610	205,680

Total	2,707,610	$260,680

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

Item 6. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

No operational revenue has been generated in the initial development stage operating period through December 31, 1999. All Company activities have been directed toward development and exploration activities. The Company has active exploration properties in Nevada and Alaska..

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Welsh leasehold interest in the Borealis property was in a joint venture with Cambior Exploration USA, Inc. ("Cambior"). The Company purchased 65% of Welsh’s leasehold interest in Borealis during 1998. The purchase was stopped at 65% due to economic constraints on our operating capital. The joint venture with Cambior was terminated in December 1998 due to their budget allocations for 1999. The Company, along with J. D. Welsh & Associates signed a simple joint operating agreement on December 31,1999 which also increased the Company's interest to 68% and defined other relationships.

Exploration costs have been incurred in connection with just the properties in Nevada. These costs have been incurred for drilling, the location of mining claims, and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other exploration costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further exploration.

Operating expenses totaled $688,901 for 1999, compared to $1,756,259 for 1998. The decrease is due primarily to a cutback in personnel and related overhead expenses resulting from the lack of capital resources and due to reduced exploration expenditures on the Alaska properties. These changes resulted in a loss of $712,847 for 1999, compared to a loss of $1,748,675 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31,1999, the Company had current assets of $38,085 compared to current liabilities of $828,652. Total current liabilities declined approximately $100,000 due primarily to the settlement of $177,500 in accounts payable with common stock. This reduction in current liabilities was partially offset by an increase in accrued expenses of $46,200 due primarily to accrued management salaries.

During fiscal 1999, liquidity needs were met from: (i) private placement of 144 restricted shares of $267,500, (ii) issuance of stock to vendors and employees for goods and services of $430,190, and (iii) conversion of outstanding debt to common stock of $177,457.

As of December 31, 1999, the company had $4,306 in cash.

The Company anticipates total expenditures for fiscal 2000 for general and administrative expenses to be approximately $260,000 and for exploration and property holding cost to be approximately $610,000. Exploration and holding expenditures include $250,000 for the Lewis Contact Property, $100,000 for the International Enxeco joint venture, $200,000 for the Borealis project, $50,000 for Nevada land holding cost and $10,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners. In 1999 the Company negotiated a stock option agreement wherein it has been receiving $20,000 per month in cash, enough to meet its basic operating needs. The status of this agreement is discussed in Note 15 on page 43 of this report.

The Company is currently offering a convertible debt Private Placement to raise approximately $1.3 million. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a 5-year note, paying 12% per annum interest on a minimum investment of $10,000. The Company may call the notes at any time prior to maturity. In that event, the note holders have thirty days to decide whether to accept cash payment or convert the note to common stock. Principal and interest on the note can be converted into shares at any time during the five year note period, at the option of the note holders. The conversion price was $0.20 per share for the first $405,000 received in January 2000 and is currently set at $0.30 per share. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

YEAR 2000 ASSESSMENT

The Company has encountered no Year 2000 computer related problems.

Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached following Item 13.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change was made in the Company's auditors from the prior year.

To the Company's and its management's knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

I. Summary Information.

The following are the directors and executive officers of the Company:

Name	Age	Position
Michael R. Fitzsimonds	44	President, Director
Steven D. Craig	52	Vice President, Corporate Secretary, Director
Allan J. Marter	52	Director
David A. Caldwell	39	Director

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

II. Narrative Information Concerning the Directors and Executive Officers

Michael R. Fitzsimonds – President, Director

Mr. Fitzsimonds is the President and a Director of the Company. He is an experienced geological engineer with over 21 years of mining industry work. Previously, he was with Santa Fe Pacific Gold Corporation for 10 years with responsibilities for all of Santa Fe’s initial resource evaluations and due diligence work of all mine operations and acquisition projects worldwide. Overall, he has experience in the minerals industry with project development ranging from grass roots exploration, project development and mine startup. Mr. Fitzsimonds’ current responsibilities with Golden Phoenix include handling all administrative aspects of the company, which include SEC liaison, corporate finance, human relations, as well as directing the current predevelopment work including all resource evaluations, and assisting in exploration evaluations.

Steven D. Craig – Vice President, Secretary and Director

Mr. Craig is Vice President, Corporate Secretary and Director. Mr. Craig is an experienced economic geologist with 25 years of diversified exploration work. He previously spent 23 years of his career with Kennecott Exploration Company and their affiliates including Bear Creek Mining Co., BP Minerals America, and RTZ Ltd. His experience was mostly gained in the western United States as both an exploration geologist and manager of a successful gold exploration team based in Reno. He also has international experience in such places as Papua New Guinea, South America, and Mexico. He previously served as an officer and trustee with the Northwest Mining Association and as President of the Geological Society of Nevada. Mr. Craig’s current responsibilities with Golden Phoenix include directing all exploration aspects of the Company's projects and assisting the President with administrative duties as required.

Allen J. Marter – Director

Mr. Marter is a Director and is Chief Financial Officer for Golden Star Resources in Denver, Colorado. Previously, he was a financial advisor in the mining industry and Principal of Waiata Resources of Littleton, Colorado. He has over 20 years experience in the mining industry and previously served as chief financial officer for several junior exploration and mining companies in Denver and Vancouver. He has been active in mining industry activities and in 1993 was President of the Northwest Mining Association. He is also a director of Minera Andes Inc. and Addwest Minerals International, Limited. Mr. Marter is responsible as an outside director to ensure that the company achieves success by proper utilization of its resources.

David A. Caldwell – Director

Mr. Caldwell is a Director with professional experience as a geologist and geophysicist. He has more than 12 years experience in the minerals exploration industry with work in sulfur, base metal and gold exploration and development. He previously had roles in project management and development at Santa Fe Pacific Gold Corporation and Gold Fields Mining Company. He is currently an Officer and Director with Nevada Pacific Gold (US), Inc. in Elko, Nevada. Mr. Caldwell is responsible as an outside director to ensure that the company achieves success by proper utilization of its resources.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on available information, it is believed that all filings with respect to Section 16(a) are now current. Forms 5 for Mr. Fitzsimonds, Mr. Craig and Mr. Caldwell were not timely filed. Forms 3 and 5 for Mr. Whitney were not timely filed. A total of 11 Form 4's, representing 29 transactions, were not timely filed for Mr. Whitney.

Item 10. - EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 1999 did not exceeded $100,000:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s)	Securities Under-lying Options/ SARs (#)(1)	LTIP Payouts ($)	All Other Compen-sation
CEO Michael Fitzsimonds	1999	$60,000(3)		$35,000
	1998	$60,000(2)		$35,000		375,000
	1997	$30,000				1,145,000

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

(2) Of the $60,000 in 1998 annual compensation, $30,000 was accrued at December 31, 1998 and remains unpaid as of the date of this report.

(3) Of the $60,000 in 1999 annual compensation, $30,000 was accrued at December 31, 1999 and remains unpaid as of the date of this report.

Option Grants in Last Fiscal Year

	Number of		% of Total
	Securities	Granted to
	Underlying	Employees in	Exercise or	Expiration
Name	Options Granted	Fiscal Year	Base Price	Date

Michael R. Fitzsimonds	0	0%	$0.00

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Options Exercised:
Shares Acquired
Name	On Exercise(#)	Value Realized
Michael R. Fitzsimonds	None	N/A

Options Unexercised:
Number of Securities	Value of Unexercised
Underlying Unexercised	In-the-Money Options
Options at 12/31/99	At 12/31/99
Name	Exercisable	Unexercise.	Exercisable	Unexercise.
Michael R. Fitzsimonds	2,520,000	-0-	$125,000	$-0-

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 22, 2000, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney	4,291,034	3,950,000	8,241,034(1)	27.95%
P.O. Box 10725
Reno, NV 89510

Michael R. Fitzsimonds	992,550	2,520,000	3,512,550(2)	12.52%
3595 Airway Dr., Ste 405
Reno, NV 89511

FW Lewis Inc.	1,700,000		1,700,000	6.66%
120 Greenridge Dr.
Reno, NV 89509

(1) Included in Mr. Whitney's shares are 930,232 restricted common shares owned by Whitney & Whitney, Inc.(WWI). Mr. Whitney is president of WWI and president and more than 10% shareholder of its parent company, Itronics Inc. Mr. Whitney's options and warrants are at $0.10 per share. If Mr. Whitney exercises all of his remaining initial options, he will receive warrants to acquire an additional 2,100,000 common shares at $0.10 per share. These additional shares are not included in the above totals.

(2) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 375,000 common shares at $0.69, 500,000 common shares at $1.05, 395,000 common shares at $3.00, and 250,000 common shares at $4.00 per share.

b) Security Ownership of Management

The following tables set forth, as of March 22, 2000, certain information with respect to director and executive officer ownership of common and preferred stock in the Company:

Common Stock
Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
Michael R. Fitzsimonds	992,550	2,520,000	3,512,550(1)	12.52%
3595 Airway Dr., Ste 405
Reno, NV 89511

Steven D Craig		582,956	582,956(2)	2.23%
3595 Airway Dr., Ste 405
Reno, NV 89511

David Caldwell		125,000	125,000(3)	0.49%
3595 Airway Dr., Ste 405
Reno, NV 89511

Allan Marter		100,000	100,000(4)	0.39%
3595 Airway Dr., Ste 405
Reno, NV 89511

All directors and executive
officers as a group
( 4 persons)	992,550	3,327,956	4,320,506	14.97%

(1) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 375,000 common shares at $0.69, 500,000 common shares at $1.05, 395,000 common shares at $3.00, and 250,000 common shares at $4.00 per share.

(2) Mr. Craig holds options for 344,000 common shares at $0.20, 153,907 common shares at $0.27 and 85,049 common shares at $0.50 per share.

(3) Mr. Caldwell holds options for 55,000 common shares at $0.10 and 70,000 common shares at $0.20 per share.

(4) Mr. Marter holds options for 100,000 common shares at $0.20 per share.

The following table sets forth certain information as of March 22, 2000 as to the beneficial ownership of the Company’s preferred stock by all directors, the named executive officers, and all directors and executive officers as a group.

Preferred Stock

		Percent
	Preferred	of
	Shares	Class
Michael R. Fitzsimonds	100,000	44.4%
All directors and executive officers as a group
( 1 persons)	100,000	44.4%

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Officers and directors have loaned the Company a total of $422,100 as of December 31, 1999. The notes payable are unsecured and accrue interest at 8% per annum.

Item 13. - FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

I. List of Financial Statements and Exhibits

1. List of Financial Statements

(a) Consolidated Balance Sheets at December 31, 1999 and 1998

(b) Consolidated Statements of Operations During the Development Stage for the periods ended

December 31, 1999 and 1998 and Inception (June 2, 1997) to December 31, 1999

(c) Consolidated Statements of Stockholders’ Equity (Deficit) for the periods ended December 31,

1999 and 1998 and Inception (June 2, 1997) to December 31, 1999

(d) Consolidated Statements of Cash Flows for the periods ended December 31, 1999 and 1998 and

Inception (June 2, 1997) to December 31, 1999

(e) Notes to Consolidated Financial Statements

2. List of Exhibits

21 Significant Subsidiaries

II. Reports on Form 8-K

None

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 1999

Page

FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant                                                                                                                                                           23

Consolidated Balance Sheets at December 31, 1999 and 1998                                                                                                                                           24

Consolidated Statements of Operations During the Development Stage

for the periods ended December 31, 1999 and 1998

and Inception (June 2, 1997) to December 31, 1999                                                                                                                                                             26

Consolidated Statements of Stockholders’ Equity (Deficit)

for the periods ended December 31, 1999 and 1998

and Inception (June 2, 1997) to December 31, 1999                                                                                                                                                             27

Consolidated Statements of Cash Flows for the periods ended

December 31, 1999 and 1998 and Inception (June 2, 1997)

to December 31, 1999                                                                                                                                                                                                               30

Notes to Consolidated Financial Statements                                                                                                                                                                     32

EXHIBITS

21 Significant Subsidiaries                                                                                                                                                                                                     48

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason they are not applicable or not required.

Albright, Persing & Associates, Ltd.

CERTIFIED PUBLIC ACCOUNTANTS

1025 Ridgeview Drive, Suite 300

Reno, Nevada 89509

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

Golden Phoenix Minerals, Inc.

We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders equity (deficit), and cash flows for the year ended December 31, 1999. We have also audited the accompanying consolidated balance sheet of the Company and its subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the periods ended December 31, 1998 and from inception (June 2, 1997) to December 31, 1999. These financial statements are the responsibility of Golden Phoenix Minerals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. and its subsidiary at December 31, 1999 and 1998 and from Inception (June 2, 1997) to December 31, 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and /or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 20, 2000 /S/ Albright, Persing & Associates, Ltd.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

ASSETS

	Consolidated
	1999	1998

Current Assets
Cash	$ 4,306	$ 2,437
Prepaid expenses	2,100	14,409
Employee advances	25,679	-
Accounts receivable	-	1,050
Stock subscriptions receivable	6,000	6,000
Total Current Assets	38,085	23,896

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	212,291	260,000
Property and equipment, net of accumulated
depreciation of $32,327 in 1999 and
$18,143 in 1998	42,701	65,108
Organization costs, net of accumulated
amortization of $577 in 1999 and
$247 in 1998	578	808
Deposits	-	2,300
Deferred development costs	64,217	-
Deferred tax assets, net of valuation allowance	-	-

Total Assets	$ 1,432,872	$ 1,427,112

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
		Consolidated
	1999	1998

Current Liabilities
Accounts payable	$ 222,626	$ 386,836
Accrued liabilities	132,772	86,567
Current portion of capital lease obligations	4,875	3,981
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	46,279	29,333
Total Current Liabilities	828,652	928,817

Long-term Liabilities
Capital lease obligations	7,680	11,051
Deferred income taxes	-	3,004
Total Liabilities	836,332	942,872

Minority Interests	-	50,000

Stockholders Equity (Deficit)
Preferred stock, no par value, 50,000,000
shares authorized and 500,000 shares
issued and outstanding at December
31, 1999 and 1998	2,000	2,000
Common stock, no par value, 150,000,000
shares authorized, 24,573,940 and 16,676,260
issued and outstanding at December 31, 1999
and 1998, respectively (including 5,625,279
and 693,176 of 144 restricted shares for
organizational services at December 31, 1999)	4,470,122	3,644,975
Additional paid in capital	50,000	-
Deficit accumulated during the development stage	(3,925,582)	(3,212,735)
Total Stockholders Equity	596,540	434,240

Total Liabilities and Stockholders Equity	$1,432,872	$ 1,427,112

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
DURING THE DEVELOPMENT STAGE
FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998
AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1999

	Cumulative
	During
	Development		Consolidated
	Stage	1999	1998
Revenues
Joint Venture	$34,400	$1,700	$ 32,700
Options	2,000	-	2,000
Property and claims	3,000	3,000	-
	39,400	4,700	34,700
Expenses
Exploration	2,113,811	396,186	827,552
General and administrative	1,792,363	297,403	928,707
	3,906,174	693,589	1,756,259
Loss from Operations	(3,866,774)	(688,889)	(1,721,559)
Other Income (Expense)
Interest income	270	100	-
Interest expense	(103,506)	(54,093)	(44,512)
Gain on sale of stock in affiliate	10,016	-	10,016
Gain (loss) on sale of fixed assets	2,551	(1,400)	3,951
Other income	10,552	6,513	4,039
Other expense	(1,290)	(680)	(610)
Rent income	22,599	22,599	-
Loss Before Provision for Income Taxes	(3,925,582)	(715,850)	(1,748,675)
Income Tax Benefit (Expense)
Current	-	-	-
Deferred	-	3,003	(2,223)
	-	3,003	(2,223)
Net Loss	$(3,925,582)	$(712,847)	$(1,750,898)
Basic and Diluted Net Loss per Common
Share	$(.23)	$(.03)	$(.12)
Shares Used in Computing Basic and
Diluted Shares	16,915,948	21,079,784	15,071,719
The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998
AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1999

					Additional
	Common Stock		Preferred Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, June 2, 1997 (date of
inception)	-	$ -	-	$ -	-	$ -	$ -

Issuance of common stock for cash	10,465,000	1,139,000	-	-	-	-	1,139,000

Issuance of common stock for
services - 144 restricted shares	2,000,000	2,000	-	-	-	-	2,000

Issuance of preferred stock for
services - 144 restricted shares	-	-	500,000	2,000	-	-	2,000

Sale of common stock for cash
504 exempt	424,480	843,657	-	-	-	-	843,657

Issuance of common stock for joint
venture option purchase 144
restricted shares	50,000	100,000	-	-	-	-	100,000

Net loss for the period from June 2, 1997
through December 31, 1997	-	-	-	-	-	(1,461,837)	(1,461,837)

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998
AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1999

					Additional
	Common Stock		Preferred Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 1997	12,939,480	2,084,657	500,000	2,000	-	(1,461,837)	624,820

Issuance of common stock to
vendors and employees for goods
and services	721,000	187,000	-	-	-	-	187,000

Issuance of common stock for stock
options exercised	510,000	109,315	-	-	-	-	109,315

Issuance of common stock in
exchange for debt pay off	431,486	383,113	-	-	-	-	383,113

Issuance of common stock for cash	1,727,627	685,890	-	-	-	-	685,890

Conversion of outstanding debt to
common stock	346,667	195,000	-	-	-	-	195,000

Net loss for the year ended December
31, 1998	-	-	-	-	-	(1,750,898)	(1,750,898)

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998
AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1999

					Additional
	Common Stock		Preferred Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 1998	16,676,260	3,644,975	500,000	2,000	-	(3,212,735)	434,240

Issuance of common stock to
vendors and employees for
goods and services	5,522,680	587,647	-	-	-	-	587,647

Issuance of common stock in
exchange for debt pay off-	-	-	-	-	-	-	-

Issuance of common stock for
cash	2,375,000	237,500	-	-	-	-	237,500

Acquisition of Treasury Stock	(500,000)	-	-	-	-	-	-

Sale of Treasury Stock	500,000	-	-	-	50,000	-	50,000

Net loss for the year ended December
31, 1999	-	-	-	-	-	(712,847)	(712,847)

Balance December 31, 1999	24,573,940	$4,470,122	500,000	$ 2,000	$ 50,000	$(3,925,582)	$ 596,540
The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998
AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1999

	Cumulative
	During
	Development		Consolidated
	Stage	1999	1998

Cash Flows From Operating Activities
Net Loss	$ (3,925,582)	$ (712,847)	$ (1,750,898)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	45,774	15,271	26,341
(Loss) gain on sale of fixed assets	(2,551)	1,400	(3,951)
Common stock issued for goods
and services	909,947	607,647	200,300
Preferred stock issued for goods
and services	2,000	-	-
(Increase) in accounts receivable	(25,679)	(24,629)	(1,050)
(Increase) Decrease in prepaid expenses	(2,101)	12,308	20,945
Decrease in deposits	-	2,300	13,481
Increase (Decrease) in accounts payable	232,626	(154,210)	290,946
Increase in accrued liabilities	179,051	63,151	93,593
(Decrease) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods
and services	55,982	-	55,982
(Increase) Decrease in deferred
exploration and development costs	(64,218)	(64,218)	70,967
(Increase) Decrease in options	(25,000)	-	15,000
Deferred income tax (benefit) expense	-	(3,003)	2,223
Net Cash (Used) in Operating
Activities	(2,620,906)	(256,830)	(966,121)

Cash Flows (Used) Provided by Investing Activities
Purchase of property and equipment	(169,260)	(5,998)	(25,127)
Proceeds from fixed asset sales	34,965	1,965	33,000
Purchase of mining properties and claims	(212,291)	(2,291)	(200,000)
Purchase of joint venture	(550,000)	-	-
Net Cash (Used) Provided by
Investing Activities	(896,586)	(6,324)	(192,127)

Cash Flows From (For) Financing Activities
Principal payments on capital lease obligations	(4,479)	(2,477)	(1,408)
Proceeds from notes payable - stockholders	623,400	-	228,400
Payments on notes payable - stockholders	(6,300)	-	(6,300)
Payments on long-term debt	(116,887)	-	(116,887)
Net proceeds from sale of common stock	3,026,064	267,500	775,907
Net Cash Provided by Financing
Activities	3,521,798	265,023	879,712

Net Increase (Decrease) in Cash	4,306	1,869	(278,536)

Cash at Beginning of Period	-	2,437	280,973

Cash at End of Period	$4,306	$4,306	$2,437

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cumulative
During
	Development		Consolidated
	Stage	1999	1998
Cash Paid for Interest	$ 26,616	$ 20,325	$ 6,080
Cash Paid for Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	Cumulative
	During
	Development		Consolidated
	Stage	1999	1998
Reduction in debt due to renegotiation of joint
venture contract	$ 200,000	$ -	$ 200,000
Common stock issued for debt payment	383,113	-	-
Common stock issued for stockholder debt
payment	195,000	-	195,000
Common stock issued for joint venture purchase	100,000	-	-

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

The Company has experienced losses since its inception in 1997 and had an accumulated deficit at December 31, 1999. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. The Company intends to have an ongoing program to obtain outside financing for its exploration and development activities. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The company incurred a net loss of $712,847 and $1,750,898 for the years ended December 31, 1999 and 1998, respectively, and has an accumulated deficit of $3,925,582 as of December 31, 1999.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

During 1998, 94% of the Company's revenues were received from one party for a joint venture agreement. In 1999, the major source of income was from a sub-lease agreement.

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

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Options

The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995, or earlier as permitted. As provided by SFAS No. 123, the Company will continue to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the proforma net loss and earnings per share effect as if the Company had used the fair value based method prescribed under SFAS No. 123 in Note 18.

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

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for the years ended December 31, 1999 and 1998 was antidilutive, basic and diluted earnings per share are the same. Accordingly options to purchase common stock at December 31, 1999 and 1998, of 4,096,066 shares, warrants to purchase common stock of 2,150,000 shares and common shares potentially issuable upon conversion of preferred stock existing at the end of 1999 and 1998 of 5,000,000 shares, were not included in the calculation of diluted earnings per common share.

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company implemented SFAS No. 130 for the year ended December 31, 1998. During 1999 and 1998, the Company did not generate transactions considered part of other comprehensive income.

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

In June, 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting of Derivative Instruments and Hedging Activities, however, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's consolidated financial statements.

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 3 - BUSINESS ACQUISITIONS

Golden Phoenix Alaska, Inc., was incorporated on September 15, 1998 under the laws of the State of Nevada. Golden Phoenix Minerals, Inc. (the Company) conveyed all of its property interests in Alaska to Golden Phoenix Alaska, Inc., in return for 2,500,000 shares of stock of which 500,000 shares were resold in 1998.

For the year ended December 31, 1998, results of operations for Golden Phoenix Alaska, Inc., have been included in the consolidated statements of operations. Assets acquired have been recorded at historical cost based on the best information available. In October of 1999, the Company exchanged 100% of its equity ownership (approximately 72%) in Golden Phoenix Alaska, Inc., for an equity interest in the Cirque Property (a joint venture with Camnor Resources). The Cirque Property has been recorded at historical cost and no gain or loss was realized as part of the transaction. As part of the agreement with Golden Phoenix Alaska, Inc., Dennis McDowell's 500,000 shares in Golden Phoenix Minerals, Inc., were purchased as Treasury Stock and later resold.

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

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property (Borealis Property). The Welsh interest in the Borealis property was in a joint venture with Cambior Exploration USA, Inc. (Cambior). Cambior has elected to terminate the joint venture due to budgetary constraints on their US exploration program. The Company had the option to purchase all of Welsh's interest in Borealis over three years for a total of $1,250,000 in payments. The purchase price for 65% ownership in the joint venture was reduced to $1,050,000 in December of 1998 and the balance has been paid in full. The Company is responsible for 65% of payments to the underlying owners as of December 1998. The Company is actively seeking a new joint venture partner for this property.

NOTE 4 - OPERATIONS - JOINT VENTURES - Continued

The Company acquired on September 18, 1997, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (Collectively Lewis Companies) for an option payment of $250,000. The option expired December 31, 1997 and was renewed on January 6, 1998 for an additional $250,000. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. The purchase price for the Lewis Companies and all their real and personal property assets was $20,000,000. The option to purchase was terminated due to the inability to secure financing for the $20,000,000 exercise price. F.W. Lewis, Inc., then granted Golden Phoenix Minerals, Inc. an exploration license granting the Company the exclusive right and license to explore the property terminating December 31, 2002. The agreement requires stock distributions of $2,200,000 of Golden Phoenix, Inc., common stock and minimum work requirements totaling $750,000. During 1999, the Company distributed $200,000 in Golden Phoenix, Inc. common stock and incurred $387,820 in work requirements.

The Company has retained their interest in the Contact copper property which is part of the F. W. Lewis portfolio. On January 28,1998 the Company entered into a joint venture agreement with International Enexco Ltd. (Enexco). The Company has the option to purchase 60% of the properties and the Contact Venture for a total of $2,600,000 in Work Requirements and $313,000 in payments over a six year period. The company paid $25,000 in option costs for the agreement in 1998. During 1999, the Company incurred $387,820 in work requirements and $24,000 in cash and issued 24,000 shares of stock for mining lease payments.

NOTE 5 - DEFERRED DEVELOPMENT COSTS

During 1999, the Company evaluated their Contact and Borealis properties and determined, based on identified mine deposits, that these properties are now in the development stage. Costs incurred after September 30, 1999, will be capitalized. Such costs will be depreciated upon the commencement of commercial production.

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Short term notes payable to related parties consisted of the following amounts at December 31:

	1999	1998

Notes payable to stockholders, non-interest bearing,
interest imputed at 8%, principal and unpaid
accrued interest due on demand, unsecured	$ 422,100	$ 422,100

The Company incurred related party interest expense of $33,768 and $24,643 for the years ended December 31, 1999 and 1998, respectively.

NOTE 7 - OPTIONS

The Company had the following options at December 31:

	1999	1998

International Enexco Inc. Contact joint venture	$ 25,000	$ 25,000

NOTE 8 - MINING PROPERTIES AND CLAIMS

The Company had the following mineral rights and claims at December 31:

	1999	1998

Mineral rights in Richardson Mining District	$ -	$ 10,000
Mineral rights, claims and options in Golden
Phoenix Alaska	-	250,000
Mineral rights, claims and options in Cirque
Property	212,591	-

	$ 212,591	$ 260,000

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at December 31:

	1999	1998

Computer equipment	$ 41,480	$ 35,482
Software (idle)	-	10,000
Office furniture and equipment	16,516	20,737
Equipment under capital lease	17,032	17,032
	75,028	83,251
Less: Accumulated Depreciation	(32,327)	(18,143)

	$ 42,701	$ 65,108

NOTE 10 - ORGANIZATION COSTS

Organization costs are being amortized over five years. The balance at December 31 is as follows:

	1999	1998

Organization costs	$ 1,155	$ 1,155
Less accumulated amortization	(577)	(347)

	$ 578	$ 808

Amortization expense for the years ended December 31, 1999 and 1998 amounted to $231 each year.

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	1999	1998

Accrued payroll and related expenses	$ 131,916	$ 79,490
Other accrued liabilities	856	7,077

	$ 132,772	$ 86,567

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 12 - CAPITAL LEASE OBLIGATIONS

	1999	1998

Capital lease payable to IKON Capital Resources,
dated October 15, 1997, payable at $250.38 per
month, including interest imputed at 15.2% per
annum, maturity November, 2002, secured by
certain computer equipment, personally
guaranteed by a shareholder.	$ 12,555	$ 15,032

Less Current Portion	(4,875)	(3,981)

Long Term Capital Lease Obligation	$ 7,680	$ 11,051

NOTE 13 - COMMITMENTS

Leases

The Company leases its facilities under a non-cancelable operating lease expiring July 31, 2000. The following is a schedule, by years, of the future minimum lease payments under operating leases, together with the net minimum lease payments as of December 31, 1999. The Company leased software for $1,500 per month under an operating lease which expired December 31, 1998.

Year ending December 31, 2000 $ 33,439

Rental expense for all operating leases was $53,076 and $70,776 for the years ended December 31, 1999 and 1998, respectively.

The Company sub-leases a portion of its office space to Whitney & Whitney, Inc., a related party under a non-cancelable operating lease expiring July 31, 2000. Future sub-lease income is as follows:

Year ending December 31, 2000 $ 17,577

Sub-lease income was $22,599 for the year ended December 31, 1999.

Capital Leases

The Company has computer equipment with a net book value of $9,635 (accumulated depreciation of $7,397) under capital leases at December 31, 1999.

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 13 - COMMITMENTS - Continued

Minimum future lease payments under the capital leases as of December 31, 1999, is as follows:

Year ended
December 31,
2000	$ 7,242
2001	4,828
2002	4,023
16,093
Less: amount representing interest	(3,538)

Present value of minimum lease payments	$ 12,555

Mining Lease - Borealis Project

The Company leases mining property in Mineral County, Nevada, known as the Borealis Property as part of a joint venture agreement. The lease is cancelable within 90 days. If the lease were canceled, the joint venture agreement would also be canceled. Future lease payments as of December 31, 1999 are as follows:

Years Ended
December 31
2000	$ 46,800
2001	54,600
2002	62,400

For years after 2002, the lease continues at $5,200 per month with adjustments based upon the consumer price index, with no expiration of the lease.

Mining Lease - F.W. Lewis Contact Property

The Company leases mining property in Elko County, Nevada, known as the Contact Property, as part of a joint venture agreement. The lease is cancelable within 30 days. Future lease payments as of December 31, 1999 are as follows:

Years Ended
December 31,
2000	$ 30,000
2001	30,000
2002	30,000

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 14 - STOCKHOLDER'S EQUITY

Common Stock

As of December 31, 1999, the Company has reserved a total of 4,096,066 shares of common stock pursuant to outstanding stock options. Options to purchase 1,095,642 common shares were exercised during 1998 at an average price of $.11 per share. Options to purchase 465,000 common shares were exercised during 1997 at an average price of $2.14 per share. No options were exercised during 1999.

Preferred Stock

The authorized number of preferred shares is 50,000,000 of which 500,000 of section 144 restricted shares were issued and outstanding as of December 31, 1999. Preferred stock is convertible to ten restricted common shares for every one preferred share at a conversion rate of .10 per common share for a period of ten years from June 12, 1997. At December 31, 1999 the Company was offering to buy back the preferred shares from the shareholders.

Redeemable Common Stock Warrants

Warrants for the purchase of common shares that were issued and outstanding as of December 31, 1999 are summarized below:

Number of	Exercise	Year of
Warrants	Price	Expiration
2,150,000	$ 0.10	2002

NOTE 15 - RELATED PARTY TRANSACTIONS

During 1998, various employees and shareholders exercised 1,095,642 of options for $118,405. Notes payable to stockholders at December 31, 1999 and 1998, consisted of unsecured short-term notes at 8% interest in the amount of $422,100.

The Company sub-leases part of its office space to Whitney & Whitney, Inc. with whom they have a consulting agreement. The consulting agreement has a term of three years beginning March 1, 1999 and may be extended for an additional three years. The agreement calls for payments by Golden Phoenix Minerals, Inc. of a minimum of $2,500 per month in restricted Golden Phoenix common shares. The agreement may be terminated by either party upon 90 days written notice. Total services from Whitney & Whitney were $95,546 for 1999.

The President of Whitney & Whitney, Inc., Dr. Whitney, is a shareholder of Golden Phoenix Minerals, Inc. At December 31, 1999, he owned approximately 12% of outstanding stock. Dr. Whitney has an agreement to acquire up to 10,000,000 common shares of the Company. He has agreed to purchase up to 5,000,000 restricted common shares at $0.10, each share accompanied by a 3 year warrant to purchase one additional share at $0.10. Dr. Whitney has the right to transfer these options to others.

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 16 - INCOME TAXES

The income tax provision consists of the following at December 31:

	1999	1998

Current Federal Tax Expense	$ -	$ -

Deferred Federal Tax Benefit (Expense)	3,003	(2,223)

Total Provision for Income Taxes	$ 3,003	$ (2,223)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are depreciation, net operating loss carryforwards and accrued salaries.

The total deferred tax liabilities and assets are as follows:

	1999	1998

Deferred tax liabilities	$ (1,959)	$ (3,003)
Deferred tax assets	563,895	465,600
Total valuation allowance recognized for deferred tax assets
and liabilities	(561,963)	(465,600)

Net Deferred Tax (Liability) Asset	$ -	$ (3,003)

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

The Company has available at December 31, 1999, unused operating loss carryforwards, which may be applied against future taxable income, that expire as follows:

Expiration During
Amount of Unused Operating	Year Ended
Loss Carryforwards	December 31

$ 658,624	2014
1,648,493	2013
1,452,185	2012

$ 3,759,302

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 16 - INCOME TAXES - Continued

The principal reasons for the difference between the effective income tax rate and the federal statutory rate are as follows:

	1999	1998

Federal benefit expected at statutory rate	$ (106,927)	$ (262,635)
Operating losses with no current benefit	98,794	247,274
Accrued salaries	6,108	11,695
Depreciation	(290)	(1,215)
Non-deductible expenses	2,315	4,881

	$ -	$ -

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market value information and appropriate methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amount the Company could realize in a current market exchange. Estimated fair values of the Company's financial instruments as of December 31, 1999 and December 31, 1998 are the same as their carrying amount.

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

NOTE 18 - STOCK OPTIONS

The Company applies APB Opinion 25 in accounting for its stock options. Compensation cost charged to operations was $0 in 1999 and 1998. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:

	1999	1998
Net Income (Loss)

As reported	$(712,847)	$(1,750,898)

Pro forma	$(712,847)	$(3,019,176)

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 18 - STOCK OPTIONS - Continued

Basic and Diluted Earnings Per Share

As reported	$ (.03)	$ (.12)

Pro forma	$ (.03)	$ (.20)

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1998:

Dividend Yield	0%
Risk-Free Interest Rate	5.50%
Expected Life	2-3 years
Expected Volatility	131.31%

Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $0 in 1999 and $1,268,278 in 1998.

Following is a summary of the status of options outstanding during the years ended December 31, 1999 and 1998:

	Year Ended December 31, 1999		Year Ended December 31, 1998
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Shares	Price	# of Shares	Price

Outstanding at
January 1	4,096,066		3,835,000	$ 1.44
Granted	-		2,775,964	0.64
Canceled	-		(2,004,898)	0.53
Exercised	-		(510,000)	0.20

Outstanding at
December 31	4,096,066		4096,066	1.49
Options exercisable at
December 31	4,096,066		4,096,066	1.49

Weighted average fair value
of options granted during
1999 and 1998	-			0.49

GOLDEN PHOENIX MINERLAS, INC.

(A Development Stage Company)

NOTES TO FINACIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 18 - STOCK OPTIONS - Continued

The following table summarizes information regarding stock options outstanding at December 31, 1999:

		Outstanding Options		Exercisable Options
		Weighted
		Average
		Remaining	Weighted		Weighted
Exercise		Contractual	Average		Average
Price Range	Number	Life	Exercise Price	Number	Exercise Price
$ 0.10	55,000	.50 years	$ 0.10	55,000	$ 0.10
0.20	539,000	2.00 years	0.20	539,000	0.20
0.27	203,907	2.00 years	0.27	203,907	0.27
0.50	85,049	.50 years	0.50	85,049	0.50
0.69	702,000	2.00 years	0.69	702,000	0.69
1.05	1,000,000	.50 years	1.05	1,000,000	1.05
2.00	426,110	.50 years	2.00	426,110	2.00
3.00	835,000	.50 years	3.00	835,000	3.00
4.00	250,000	.50 years	4.00	250,000	4.00

	4,096,066			4,096,066

NOTE 19 - SUBSEQUENT EVENTS

During 2000, the Company offered for sale $1,000,000 in 12% convertible promissory notes with accrued interest and principal due five years from the date of issue. The notes are convertible into restricted common shares of Golden Phoenix Minerals, Inc. at a price of $0.20 per share. The Company sold $405,000 of these notes in January, 2000.

Equity Transactions

During 2000, the Company issued 550,000 shares of common stock for $55,000.

Stock Options

During 2000, the Company granted warrants to purchase 550,000 shares of common stock at $0.10 per share.

GOLDEN PHOENIX MINERALS, INC. AND SUBSIDIARIES

SIGNIFICANT SUBSIDIARIES

EXHIBIT 21

NAMES UNDER

STATE OF WHICH

NAME INCORPORATION THEY DO BUSINESS

Golden Phoenix Alaska Inc. Nevada Same

In October 1999 the Company exchanged its 72% interest in Golden Phoenix Alaska, Inc. for certain interests in mining properties and production royalties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: March 29, 2000                                                           By: /s/ Michael R. Fitzsimonds

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

Date: March 29, 2000                                                        By: /s/ Michael R. Fitzsimonds

                                                                                                           Michael R. Fitzsimonds

                                                                                                            President and Director

                                                                                     (Principal Executive, Financial and

                                                                                                                 Accounting Officer)

Date: March 29, 2000                                                                       By: /s/ Steven D. Craig

                                                                                                                          Steven D. Craig

                                                                                                 Vice President, Secretary, and

                                                                                                                                       Director

Date: March 29, 2000                                                                           By: /s/ Allen J. Marter

                                                                                                                             Allen J. Marter

                                                                                                                                          Director

Date: March 29, 2000                                                                     By: /s/ David A. Caldwell

                                                                                                                        David A. Caldwell

                                                                                                                                          Director