Form 10QSB
period 2000-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2000-05-16
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

The number of shares outstanding of the Registrant's  Common Stock as of May 10, 2000 was 25,734,643.

Transitional Small Business Disclosure Format (check one): Yes   No  X

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.	3
Condensed Consolidated Statements of Operations during the Development Stage for the Three Months Ended March 31, 2000 and 1999, and Inception (June 2, 1997) to March 31, 2000	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000and 1999, and Inception (June 2, 1997) to March 31, 2000.	5
Notes to Condensed Consolidated Financial Statements.	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9
Item 3. Changes in Securities and Use of Proceeds	9
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 AND DECEMBER 31, 1999

(Unaudited)

ASSETS

	March 31, 2000	December 31, 1999
Current Assets
Cash	$ 146,552	$ 4,306
Prepaid expenses	1,905	2,100
Employee advances	23,247	25,679
Stock subscriptions receivable	6,000	6,000
Total Current Assets	177,704	38,085

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	212,291	212,291
Property and equipment, net of accumulated depreciation of $35,365 at March 31, 2000 and $32,327 at December 31, 1999	41,266	42,701
Organization costs, net of accumulated amortization of $635 at March 31, 2000 and $577 at December 31, 1999	520	578
Deferred exploration costs	238,377	64,217
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$1,745,158	$1,432,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2000	December 31, 1999
Current Liabilities
Accounts payable	$ 134,811	$ 222,626
Accrued liabilities	132,689	132,772
Current portion of long term debt	6,709	-
Current portion of capital lease obligations	3,771	4,875
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	39,275	46,279
Total Current Liabilities	739,355	828,652
Long-term Liabilities
Capital lease obligations	7,050	7,680
Convertible notes payable	445,000	-
Accrued interest, convertible notes payable	10,496	-
Total Liabilities	1,201,901	836,332
Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares authorized and 500,000 shares issued and outstanding at March 31, 2000 and December 31, 1999	2,000	2,000
Common stock, no par value, 150,000,000 shares authorized, 25,666,656 and 24,573,940 issued and outstanding at March 31, 2000 and December 31, 1999, respectively (including 6,717,995 of 144 restricted shares for organizational services)	4,615,554	4,470,122
Additional paid-in capital	50,000	50,000
Deficit accumulated during the development stage	(4,124,297)	(3,925,582)
Total Stockholders’ Equity	543,257	596,540
Total Liabilities and Stockholders’ Equity	$ 1,745,158	$ 1,432,872

The Accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND 1999

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 2000

(Unaudited)

	Cumulative During Development Stage	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999
Revenues
Joint venture	$ 34,400	$ -	$ 3,000
Options	2,000	-	-
Property and claims	3,000
	39,400	-	3,000
Expenses
Exploration	2,157,923	44,112	287,706
General and administrative	1,942,065	149,702	49,641
	4,099,988	193,814	337,347
Loss from Operations	(4,060,588)	(193,814)	(334,347)
Other Income (Expense)
Interest income	270	-	-
Interest expense	(132,675)	(29,169)	(16,898)
Gain on sale of stock in affiliate	10,016	-	-
Gain (loss) on sale of fixed assets	2,551	-	(1,400)
Other income	12,588	2,036	3
Other expense	(1,290)	-	(207)
Rent Income	30,132	7,533	-
Loss Before Provision for Income Taxes	(4,138,996)	(213,414)	(352,849)
Income Tax
Current	-	-	-
Deferred	-	-	(71)
	-	-	(71)
Net Loss Before Extraordinary Item	(4,138,996)	(213,414)	(352,920)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	14,699	14,699	-
Net Loss	$(4,124,297)	$(198,715)	$(352,920)
Basic and Diluted Net Loss per Common
Share Before Extraordinary Gain	$(0.23)	$(0.01)	$(0.02)
Extraordinary Gain on Extinguishment of Debt	0.001	0.001	0.000
Basic and Diluted Net Loss per Common Share	(0.23)	(0.01)	(0.02)
Shares Used in Computing Basic and
Diluted Shares	17,642,135	25,146,062	19,624,897

The Accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 2000

(Unaudited)

	Cumulative During Development Stage	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999
Cash Flows From Operating Activities
Net Loss	$(4,124,297)	$(198,715)	$(352,920)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	48,870	3,096	3,767
Gain (Loss) on sale of fixed assets	(2,551)	-	1,400
Common stock issued for goods and services	985,379	75,432	318,365
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(23,247)	2,432	(4,469)
(Increase) Decrease in prepaid expenses	(1,906)	195	5,660
Increase (Decrease) in accounts payable	151,520	(81,106)	(47,296)
Increase (Decrease) in accrued liabilities	182,460	3,409	22,546
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	71
(Increase) in deferred exploration costs	(238,378)	(174,160)	-
Net Cash (Used) in Operating Activities	(2,990,323)	(369,417)	(52,876)
Cash Flows From Investing Activities
Purchase of property and equipment	(170,863)	(1,603)	-
Proceeds from fixed asset sales	34,965	-	1,965
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(898,189)	(1,603)	1,965
Cash Flows From Financing Activities
Proceeds from convertible notes payable	445,000	445,000	-
Principal payments on capital lease obligations	(6,213)	(1,734)	-
Proceeds from notes payable – stockholders	623,400	-	10,000
Payments on notes payable – stockholders	(6,300)	-	-
Payments on long-term debt	(116,887)	-	-
Net proceeds from sale of common stock	3,096,064	70,000	50,000
Net Cash Provided by Financing Activities	4,035,064	513,266	60,000
Net Increase in Cash	146,552	142,246	9,089

Cash at Beginning of Period	-	4,306	2,437
Cash at End of Period	$ 146,552	$ 146,552	$ 11,526
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	42,016	15,400
Cash paid for income taxes	-	-	-

The Accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1999. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Note 2 - Supplemental Cash Flows Information

Certain non-cash investing and financing transactions are not included in the Statements of Condensed Consolidated Cash Flows. These include, for the first three months of 2000, the issuance of 392,716 restricted common shares, valued at $75,395, in settlement of debt.

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

RESULTS OF OPERATIONS

No operational revenue has been generated thru March 31, 2000. All Company activities have been directed toward exploration/development activities on our two key properties. The Company has exploration properties in Nevada and royalty interest in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Company purchased 65% of Welsh’s leasehold interest in Borealis during 1998. The purchase was stopped at 65% due to economic constraints on our operating capital. The Company, along with J. D. Welsh & Associates signed a simple joint operating agreement on December 31,1999 which also increased the Company's interest to 68% and defined other relationships. Subsequent to the signing of the simple joint venture agreement J. D. Welsh has optioned his 32% interest in the Borealis Property to Newmex Minerals, Inc. an Alberta based company.

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

Operating expenses totaled $193,814 for the first quarter of 2000, compared to $337,347 for 1999. The decrease is due primarily to a cutback in personnel and related overhead expenses resulting from the lack of capital resources. One other factor is the capitalization of exploration costs as deferred expenses. These changes resulted in a net loss of $198,715 for 2000, compared to a net loss of $352,920 for the same period in 1999.

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

The five resource studies completed to date, Borealis, Freedom Flats, Graben, Polaris and East Ridge have identified a minimum of 27,526,600 tons averaging 0.048 ounces gold per ton containing 1,308,000 ounces of gold and 0.23 ounces of silver per ton containing 6,142,500 ounces of silver. Furthermore, in the five target areas studied, numerous areas of open mineralization were evident and the overall resource will increase once step-out drilling is performed.

All mineralization reported to date is measured and indicated from drill hole cross sections. The following table summarizes this new work

TABLE 3: Golden Phoenix Calculated Gold and Silver Resources (1999)
Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Graben	6,404,000	0.060	433,600	0.210	1,363,400
Freedom	1,702,000	0.063	107,800	0.053	989,800
Borealis	2,896,000	0.042	122,300	0.022	630,500
Polaris	1,540,000	0.024	37,000	0.410	630,000
East Ridge	5,923,500	0.018	109,000	0.112	664,900
Indicated	Tons	Au Grade	Au oz	Ag Grade	Ag Oz
Graben	5,934,000	0.067	394,700	0.200	1,176,000
Freedom	723,000	0.050	36,100	0.550	399,500
Borealis	1,569,000	0.033	51,100	0.180	288,400
Polaris	711,300	0.02	14,400
East Ridge	123,800	0.016	2,000
Totals	27,526,600	0.048	1,308,000	0.23	6,142,500

The Company is moving forward with work plans for the 2000 exploration and development program. This work will consist of continuing the resource study into three new areas, conducting new geophysical surveys and reinterpreting several older geophysical surveys, step-out and confirmation drilling, and determining the permitting requirements for a new mining operation.

Contact

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

Channel sampling of all the old trenches is nearing completion and new metallurgical work is currently underway. The company plans to incorporate this new work into a revised resource assessment of the Banner zone in the coming few months. The company expects this work to add significant copper resource to the Banner deposit once a new resource study is completed during the second quarter of 2000.

Cirque

The Cirque property is located in the Bonnifield District, 80 miles south of Fairbanks, Alaska. The Company originally located the property in 1997 and in early 1998 joint ventured the property with Camnor Resources of Vancouver, British Columbia. They assumed the role of manager of the venture and made certain commitments to earn into the property. As of March 20, 2000 Camnor notified Golden Phoenix that they were terminating their interests in the property and were returning it to Golden Phoenix. We are currently seeking a new joint venture partner for this property. All of the assessment work and fees for the project have been met for the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the company had $146,552 in cash. A significant portion of the working capital is allocated to the Contact copper and Borealis Property. The Borealis Property lease payments are $4,080 per month. Payments to the end of March 31, 2000 total $12,240. The total Contact payments are $6,500 per month, which are divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the first quarter of 2000 are $19,500. The payments are payable in cash.

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

The Company is currently offering a convertible debt Private Placement to raise approximately $1.3 million. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a 5-year note, paying 12% per annum interest on a minimum investment of $10,000. The Company may call the notes at any time prior to maturity. In that event, the note holders have thirty days to decide whether to accept cash payment or convert the note to common stock. Principal and interest on the note can be converted into shares at any time during the five year note period, at the option of the note holders. The conversion price was $0.20 per share for the first $445,000 received during the first quarter and is currently set at $0.30 per share. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

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

Item 3. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first quarter of 2000. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

First quarter 2000	Shares Issued	Value Received
Private placement for cash	700,000	$ 70,000
Conversion of debt	392,716	75,395
Total first quarter 2000	1,092,716	$145,395

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

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) No reports were filed on Form 8-K during the three-month period ended March 31, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                         GOLDEN PHOENIX MINERALS, INC.

Date: May 11, 2000                                                                                     By: /s/ Michael R. Fitzsimonds

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

Date: May 11, 2000                                                                                      By: /s/ Michael R. Fitzsimonds

                                                                                                                              Michael R. Fitzsimonds

                                                                                                                              President and Director

                                                                                                                              (Principal Executive, Financial and

                                                                                                                              Accounting Officer)