Form 10QSB
period 2000-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2000-08-14
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

(775) 853-4919Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of July 17, 2000 was 26,913,549.

Transitional Small Business Disclosure Format (check one): Yes No X

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.	3
Condensed Statements of Operations during the Development Stage for the Three Months and Six Months Ended June 30, 2000 and 1999, and Inception (June 2, 1997) to June 30, 2000	4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999, and Inception (June 2, 1997) to June 30, 2000.	5
Notes to Condensed Financial Statements.	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9
Item 3. Changes in Securities and Use of Proceeds	9
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

JUNE 30, 2000 AND DECEMBER 31, 1999

(Unaudited)

ASSETS

	June 30, 2000	December 31, 1999
Current Assets
Cash	$ 116,694	$ 4,306
Prepaid expenses	17,808	2,100
Employee advances	22,735	25,679
Stock subscriptions receivable	6,000	6,000
Note receivable	500	-
Total Current Assets	163,737	38,085

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	212,291	212,291
Property and equipment, net of accumulated depreciation of $38,467 at June 30, 2000 and $32,327 at December 31, 1999	38,164	42,701
Organization costs, net of accumulated amortization of $693 at June 30, 2000 and $577 at December 31, 1999	462	578
Deferred exploration costs	294,480	64,217
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$1,784,134	$1,432,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
	June 30, 2000	December 31, 1999
Current Liabilities
Accounts payable	$ 168,564	$ 222,626
Accrued liabilities	131,994	132,772
Current portion of long term debt	-	-
Current portion of capital lease obligations	3,867	4,875
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	37,621	46,279
Total Current Liabilities	764,146	828,652
Long-Term Liabilities
Capital lease obligations	6,133	7,680
Convertible notes payable	485,000	-
Accrued interest, convertible notes payable	24,907	-
Total Liabilities	1,280,186	836,332
Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares authorized and 491,000 and 500,000 shares issued and outstanding at June 30, 2000 and December 31, 1999 respectively	2,000	2,000
Common stock, no par value, 150,000,000 shares authorized, 26,413,549 and 24,573,940 issued and outstanding at June 30, 2000 and December 31, 1999, respectively (including 6,717,995 of 144 restricted shares for organizational services)	4,690,748	4,470,122
Additional paid-in capital	61,500	50,000
Deficit accumulated during the development stage	(4,250,300)	(3,925,582)
Total Stockholders’ Equity	503,948	596,540
Total Liabilities and Stockholders’ Equity	$ 1,784,134	$ 1,432,872

The accompanying notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000, AND 1999

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 2000

(Unaudited)

	Cumulative During Development Stage	Three Months Ended June 30, 2000	Three Months Ended June 30, 1999	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999
Revenues
Joint venture	$ 34,400	$ -	$ -	$ -	$ 3,000
Options	2,000			-	-
Property and claims	17,456	14,456		14,456
	53,856	14,456		14,456	3,000
Expenses
Exploration	2,195,717	12,794	31,600	81,906	320,356
General and administrative	2,035,621	118,556	65,139	243,258	114,780
	4,231,338	131,350	96,739	325,164	435,136
Loss from Operations	(4,177,482)	(116,894)	(96,739)	(310,708)	(432,136)
Other Income (Expense)
Interest income	990	720	-	720	-
Interest expense	(158,733)	(28,058)	(17,803)	(55,227)	(34,701)
Gain on sale of stock in affiliate	10,016	-	-	-	-
Gain (loss) on sale of fixed assets	2,551	-	-	-	(1,400)
Other income	13,652	1,064	542	3,100	545
Other expense	(1,290)	-	-	-	(207)
Rent income	37,665	7,533	-	15,066	-
Loss Before Provision for Income Taxes	(4,272,631)	(133,635)	(114,000)	(347,049)	(467,899)
Income Taxes
Current	-	-	-	-	-
Deferred	-	-	(80)	-	(151)
	-	-	-	-	(151)
Net Loss Before Extraordinary Item	(4,272,631)	(133,635)	(114,080)	(347,049)	(468,050)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	22,331	7,632	-	22,331	-
Net Loss	$(4,250,300)	$(126,003)	$(114,080)	$(324,718)	$(468,050)
Basic and Diluted Net Loss per Common Share Before Extraordinary Gain	$(0.23)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Extraordinary Gain on Extinguishment of Debt	0.001	0.00	0.00	0.001	0.000
Basic and Diluted Net Loss per Common Share	(0.23)	(0.00)	(0.01)	(0.01)	(0.02)
Shares Used in Computing Basic and Diluted Shares	18,321,024	25,971,106	19,995,289	25,580,582	19,274,190

The accompanying notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 and 1999

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 2000

(Unaudited)

	Cumulative During Development Stage	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999

Cash Flows From Operating Activities
Net Loss	$(4,250,300)	$(324,718)	$(468,050)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,030	6,256	7,491
Gain (Loss) on sale of fixed assets	(2,551)	-	1,400
Common stock issued for goods and services	995,073	85,126	347,177
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(22,735)	2,944	(18,636)
(Increase) Decrease in prepaid expenses	(17,809)	(15,708)	11,264
Increase (Decrease) in accounts payable	185,273	(47,353)	(39,398)
Increase in accrued liabilities	194,522	15,471	45,439
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	151
(Increase) in deferred exploration costs	(294,481)	(230,263)	(250)
Net Cash (Used) in Operating Activities	(3,129,151)	(508,245)	(113,412)
Cash Flows From Investing Activities
Purchase of property and equipment	(170,863)	(1,603)	-
Proceeds from fixed asset sales	34,965	-	1,965
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(898,189)	(1,603)	1,965
Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	485,000	-
Principal payments on capital lease obligations	(7,034)	(2,555)	(1,536)
Proceeds from notes payable – stockholders	623,400	-	10,000
Payments on notes payable – stockholders	(6,300)	-	-
Payments on long-term debt	(123,596)	(6,709)	-
Additional paid in capital	11,500	11,500	-
Net proceeds from sale of common stock	3,161,064	135,000	120,000
Net Cash Provided by Financing Activities	4,144,034	622,236	128,464
Net Increase in Cash	116,694	112,388	17,017
Cash at Beginning of Period	-	4,306	2,437
Cash at End of Period	$ 116,694	$ 116,694	$ 19,454
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	59,247	32,631	17,956
Cash paid for income taxes	-	-	-

The accompanying notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1999. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Note 2 - Supplemental Cash Flows Information

Certain non-cash investing and financing transactions are not included in the Statements of Condensed Cash Flows. These include, for the first six months of 2000, the issuance of 388,337 restricted common shares, valued at $72,845.53, in settlement of debt.

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

RESULTS OF OPERATIONS

No operational revenue has been generated through June 30, 2000. All Company activities have been directed toward exploration/development activities on our two key properties. The Company has development properties in Nevada and one exploration project in Alaska with royalty interest in several other Alaskan properties. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production.

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

Operating expenses totaled $131,350 for the second quarter of 2000, compared to $96,739 for 1999. The increase is due primarily to foregone salaries by corporate officers and employees in 1999. Expensed exploration costs are less due to the capitalization of exploration costs of the Contact and Borealis properties as deferred expenses. These changes resulted in a net operating loss of $347,049 for first half of 2000, compared to a net loss of $467,899 for the same period in 1999.

RECENT DEVELOPMENTS

Borealis

Fieldwork at the Borealis Property has shown that the gold mineralization on the large property is driven by at least four different silica-rich hydrothermal systems. Main stage gold mineralization follows an early barren silicification event in each of these hydrothermal systems. This feature, along with recognition of several other important ore controls, has identified several new areas that have excellent discovery potential and which remain to be drilled.

The seven resource studies completed to date, Borealis, Freedom Flats, Graben, Polaris East Ridge, Northeast Ridge and Orion Belt have identified a minimum of 33,396,100 tons averaging 0.044 ounces gold per ton containing 1,454,700 ounces of gold and 0.22 ounces of silver per ton containing 6,901,900 ounces of silver. Furthermore, in the seven target areas studied, numerous areas of open mineralization were evident and the overall resource will increase once step-out drilling is performed.

All mineralization reported to date is measured and indicated from drill hole cross sections. The following table summarizes this new work

TABLE 3: Golden Phoenix Calculated Gold and Silver Resources (2000)
Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Graben	6,404,000	0.060	433,600	0.21	1,363,400
Freedom	1,702,000	0.063	107,800	0.53	989,800
Borealis	2,896,000	0.042	122,300	0.22	630,500
Polaris	1,540,000	0.024	37,000	0.41	630,000
East Ridge	5,923,500	0.018	109,000	0.112	664,900
Northeast Ridge	2,708,000	0.021	56,600	0.11	295,500
Orion Belt	1,738,000	0.032	55,600	0.267	463,900

Indicated
Graben	5,934,000	0.067	394,700	0.2	1,176,000
Freedom	723,000	0.050	36,100	0.55	399,500
Borealis	1,569,000	0.033	51,100	0.18	288,400
Polaris	711,300	0.020	14,400
East Ridge	123,800	0.016	2,000
Northeast Ridge	637,800	0.023	14,400
Orion Belt	785,700	0.026	20,500
Totals	33,396,100	0.044	1,454,700	0.22	6,901,900

The Company is moving forward with work plans for the 2000 exploration and development program. This work will consist of continuing the resource study, economic analysis, conducting new geophysical surveys, step-out and confirmation drilling, and determining the permitting requirements for a new mining operation.

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

Channel sampling of all the old trenches is completed. The first phase of metallurgical test work has been completed with encouraging results for leachable copper in the Banner zone.

The company incorporated this new work into a revised resource assessment of the Banner zone. This work, along with drilling completed by Golden Phoenix in 1998 and 1999, has produced a measured and indicated resource of 61,513,000 tons grading 0.77 percent copper at a 0.2 percent cutoff for a total of 953,271,000 pounds of copper. This new resource evaluation has increased the overall tonnage by 56 percent and pounds of copper by 27 percent from the 1998 resource evaluation. A 0.1 percent copper cutoff grade was further used to evaluate the overall heap leach resource. This evaluation indicates the deposit contains 97,427,000 tons grading 0.54 percent copper for a total of 1,050,613,000 pounds of copper.

Internal to the Banner deposit are several continuous high-grade zones that range from five to forty feet wide. Using a 3% cutoff grade on these zones, Golden Phoenix calculated an indicated and measured resource that contains 1,777,000 tons grading 7.17 percent copper for a total of 254,789,000 pounds of copper. In summary, the deposit has considerable potential for expanding both open-pittable and underground ore reserves. Ore types include SX-EW leaching of shallow oxide ores and milling and concentrating the high-grade sulfide ores for smelting at another facility.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the company had $116,694 in cash. A significant portion of the working capital is allocated to the Contact copper and Borealis Property. The Borealis Property lease payments are $4,080 per month. Payments to the end of June 30, 2000 total $24,480. The total Contact payments are $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the first half of 2000 are $39,000. The payments are payable in cash.

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

The Company is currently offering a convertible debt Private Placement to raise approximately $1.3 million. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a 5-year note, paying 12% per annum interest on a minimum investment of $10,000. The Company may call the notes at any time prior to maturity. In that event, the note holders have thirty days to decide whether to accept cash payment or convert the note to common stock. Principal and interest on the note can be converted into shares at any time during the five-year note period, at the option of the note holders. The conversion price was $0.20 per share for the first $445,000 received during the first quarter and is currently set at $0.30 per share. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

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

Item 3. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the second quarter of 2000. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Second quarter 2000	Issued	Received
Private placement for cash	655,000	$ 65,500
Conversion of debt	46,638	9,118
Total second quarter 2000	701,638	$145,395

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

(b) No reports were filed on Form 8-K during the three-month period ended June 30, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                            GOLDEN PHOENIX MINERALS, INC.

Date: August 11, 2000                                                                                                      By: /s/ Michael R. Fitzsimonds

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

Date: August 11, 2000                                                                                                       By: /s/ Michael R. Fitzsimonds

                                                                                                                                                      Michael R. Fitzsimonds

                                                                                                                                                       President and Director

                                                                                                                                                      (Principal Executive, Financial and

                                                                                                                                                      Accounting Officer)