Form 10QSB
period 2000-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2000-11-14
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Common Stock as of November 10, 2000 was 34,479,128.

Transitional Small Business Disclosure Format (check one):

Yes No X

GOLDEN PHOENIX MINERALS, INC.

INDEX

Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of September 30, 2000 and December 31, 1999.	3
Condensed Statements of Operations during the Development Stage for the Three Months and Nine Months Ended September 30, 2000 and 1999, and Inception (June 2, 1997) to September 30, 2000	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000and 1999, and Inception (June 2, 1997) to September 30, 2000.	5
Notes to Condensed Financial Statements.	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-10
Item 3. Changes in Securities and Use of Proceeds	10
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	10
SIGNATURE	11

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

(Unaudited)

ASSETS

	September 30, 2000	December 31, 1999
Current Assets
Cash	$ 43,540	$ 4,306
Prepaid expenses	20,136	2,100
Employee advances	22,750	25,679
Stock subscriptions receivable	6,000	6,000
Note receivable	500	-
Total Current Assets	92,926	38,085

Options	25,000	25,000
Joint venture	1,050,000	1,050,000
Mining properties and claims	212,291	212,291
Property and equipment, net of accumulated
depreciation of $38,467 at June 30, 2000 and $32,327 at December 31, 1999
	35,062	42,701
Organization costs, net of accumulated
amortization of $693 at June 30, 2000 and $577 at December 31, 1999
	404	578
Deferred exploration costs	344,070	64,217
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$1,759,753	$1,432,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
	September 30, 2000	December 31, 1999
Current Liabilities
Accounts payable	$ 174,735	$ 222,626
Accrued liabilities	144,498	132,772
Current portion of long term debt	-	-
Current portion of capital lease obligations	3,683	4,875
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	40,559	46,279
Total Current Liabilities	785,575	828,652

Long-term Liabilities
Capital lease obligations	5,479	7,680
Convertible notes payable	485,000	-
Notes payable	25,000	-
Accrued interest Notes Payable	39,537	-
Total Liabilities	1,340,591	836,332

Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares
authorized and 491,000 and 500,000 shares issued and
outstanding at September 30, 2000 and December 31, 1999
respectively	2,000	2,000
Common stock, no par value, 150,000,000
shares authorized, 28,091,628 and 24,573,940
issued and outstanding at September 30, 2000 and December 31, 1999, respectively (including 6,717,995 of 144 restricted shares for organizational services)	4,894,148	4,470,122
Additional paid-in capital	88,300	50,000
Deficit accumulated during the development stage	(4,565,286)	(3,925,582)
Total Stockholders’ Equity	419,162	596,540
Total Liabilities and Stockholders’ Equity	$ 1,759,753	$ 1,432,872

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000, AND 1999

AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 2000

(Unaudited)

	Cumulative During Development Stage	Three Months Ended September 30, 2000	Three Months Ended September 30, 1999	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999
Revenues
Joint venture	$ 34,400	$ -	$ 1,700	$ -	$ 4,700
Options	2,000			-	-
Property and claims	39,577	22,121		36,577
	75,977	22,121		36,577	4,700
Expenses
Exploration	2,287,053	91,336	112,535	173,242	432,891
General and administrative	2,259,502	223,881	33,580	467,140	148,360
	4,546,555	315,217	146,115	640,382	581,251
Loss from Operations	(4,470,578)	(293,096)	(144,415)	(603,805)	(576,551)

Other Income (Expense)
Interest income	1,861	871	-	1,592	-
Interest expense	(184,005)	(25,272)	(18,595)	(80,499)	(53,296)
Gain on sale of stock in affiliate	10,016	-	-	-	-
Gain (loss) on sale of fixed assets	2,551	-	-	-	(1,400)
Other income	13,652	-	500	3,100	1,045
Other expense	(1,290)	-	-	-	(207)
Rent Income	40,176	2,511	-	17,577	-
Loss Before Provision for Income Taxes	(4,587,617)	(314,986)	(162,510)	(662,035)	(630,409)

Income Tax
Current	-	-	-	-	-
Deferred	-	-	(81)	-	(232)
	-	-	(81)	-	(232)
Net Loss Before Extraordinary Item	(4,587,617)	(314,986)	(162,591)	(662,035)	(630,641)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	22,331	-	-	22,331	-
Net Loss	$(4,565,286)	$(314,986)	$(162,591)	$(639,704)	$(630,641)
Basic and Diluted Net Loss per Common
Share Before Extraordinary Gain	$(0.24)	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Extraordinary Gain on Extinguishment of Debt	0.001	0.00	0.00	0.001	0.000
Basic and Diluted Net Loss per Common Share	(0.24)	(0.01)	(0.01)	(0.02)	(0.03)
Shares Used in Computing Basic and
Diluted Shares	18,321,024	26,332,590	21,517,442	25,928,582	19,851,103

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 and 1999

AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 2000

(Unaudited)

	Cumulative During Development Stage	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999

Cash Flows From Operating Activities
Net Loss	$(4,565,286)	$(639,704)	$(630,641)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	55,190	9,416	9,512
Gain (Loss) on sale of fixed assets	(2,551)	-	1,400
Common stock issued for goods and services	1,078,473	168,526	372,923
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(22,750)	2,929	(21,634)
(Increase) Decrease in prepaid expenses	(20,138)	(18,037)	11,264
Increase (Decrease) in accounts payable	191,444	(41,182)	1,615
Increase in accrued liabilities	224,594	45,543	62,676
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	232
(Increase) in deferred exploration costs	(344,071)	(279,853)	(250)
Net Cash (Used) in Operating Activities	(3,373,268)	(752,362)	(192,903)

Cash Flows From Investing Activities
Purchase of property and equipment	(170,863)	(1,603)	-
Proceeds from fixed asset sales	34,965	-	1,965
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(898,189)	(1,603)	1,965

Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	485,000	-
Principal payments on capital lease obligations	(7,871)	(3,392)	(1,769)
Proceeds from notes payable – stockholders	623,400	-	10,000
Proceeds from note payable	25,000	25,000	-
Payments on notes payable – stockholders	(6,300)	-	-
Payments on long-term debt	(123,596)	(6,709)	-
Additional paid in capital	38,300	38,300	-
Net proceeds from sale of common stock	3,281,064	255,000	187,500
Net Cash Provided by Financing Activities	4,314,997	793,199	195,731

Net Increase in Cash	43,540	39,234	4,793

Cash at Beginning of Period	-	4,306	2,437

Cash at End of Period	$ 43,540	$ 43,540	$ 7,230

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	59,247	38,602	29,319
Cash paid for income taxes	-	-	-

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2000(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1999. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

Note 2 - Supplemental Cash Flows Information

Certain non-cash investing and financing transactions are not included in the Statements of Condensed Consolidated Cash Flows. These include, for the first nine months of 2000, the issuance of 717,658 restricted common shares, valued at $130,414, in settlement of debt.

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

RESULTS OF OPERATIONS

No operational revenue has been generated through September 30, 2000. All Company activities have been directed toward exploration/development activities on our two key properties and acquisition of the Mineral Ridge project. The Company has development properties in Nevada and one exploration project in Alaska with royalty interest in several other Alaskan properties. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production.

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

Operating expenses totaled $315,217 for the third quarter of 2000, compared to $146,115 for 1999. The increase is due primarily to foregone salaries by corporate officers and employees in 1999. Expensed exploration costs are less due to the capitalization of exploration costs of the Contact and Borealis properties as deferred expenses. These changes resulted in a net loss of $662,035 for first nine months of 2000, compared to a net loss of $630,409 for the same period in 1999.

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

The seven resource studies completed to date, Borealis, Freedom Flats, Graben, Polaris East Ridge, Northeast Ridge and Orion Belt have identified a minimum of 33,396,100 tons averaging 0.044 ounces gold per ton containing 1,454,700 ounces of gold and 0.228 ounces of silver per ton containing 7,612,100 ounces of silver. Furthermore, in the seven target areas studied, numerous areas of open mineralization were evident and the overall resource will increase once step-out drilling is performed.

All mineralization reported to date is measured and indicated from drill hole cross sections. The following table summarizes this new work

TABLE : Golden Phoenix Calculated Gold and Silver Resources (2000)
Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Graben	6,404,000	0.060	433,600	0.21	1,363,400
Freedom	1,702,000	0.063	107,800	0.53	989,800
Borealis	2,896,000	0.042	122,300	0.22	630,500
Polaris	1,540,000	0.024	37,000	0.41	630,000
East Ridge	5,923,500	0.018	109,000	0.112	664,900
Northeast Ridge	2,708,000	0.021	56,600	0.11	295,500
Orion Belt	1,738,000	0.032	55,600	0.267	463,900
Subtotals	22,911,500	0.040	921,900	0.220	5,038,000
Indicated	Tons	Au Grade	Au oz	Ag Grade	Ag Oz
Graben	5,934,000	0.067	394,300	0.2	1,176,000
Freedom	723,000	0.050	36,100	0.55	399,500
Borealis	1,569,000	0.033	51,100	0.18	288,400
Polaris	711,300	0.020	14,400	0.41	291,600
East Ridge	123,800	0.016	2,000	0.112	138,600
Northeast Ridge	637,800	0.023	14,400	0.11	70,200
Orion Belt	785,700	0.026	20,500	0.267	209,800
Subtotals	10,484,600	0.051	532,800	0.246	2,574,100
Totals	33,396,100	0.044	1,454,700	0.228	7,612,100

The Company is moving forward with work plans for the year 2000 exploration and development program. This work will consist of continuing the resource study, economic analysis, conducting new geophysical surveys, step-out and confirmation drilling, and determining the permitting requirements for a new mining operation.

In October 2000 the Company entered into a $1.26 million equity financing arrangement with Newmex Minerals, Inc. (Newmex). The Company has also entered into an agreement with Newmex to acquire its 32% leasehold interest in the Borealis gold/silver project. Under the agreements, the Company will receive $600,000 in cash for 3,000,000 restricted common shares and the Borealis property for 3,000,000 restricted common shares. Newmex will receive a total of 6,000,000 two year warrants at an exercise price of $0.22 per share. The Company is now operating under a letter of agreement until all the documents can be signed. The Company has borrowed $400,000 of the funds under the agreements. An additional $400,000 has been borrowed from Newmex in connection with the purchase of the Mineral Ridge Property discussed below.

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

Internal to the Banner deposit are several continuous high-grade zones that range from five to forty feet wide. Using a 3% cutoff grade on these zones, Golden Phoenix calculated an indicated and measured resource that contains 1,777,000 tons grading 7.17 percent copper for a total of 254,789,000 pounds of copper. In summary, the deposit has considerable potential for expanding both open-pitiable and underground ore reserves. Ore types include SX-EW leaching of shallow oxide ores and milling and concentrating the high-grade sulfide ores for smelting at another facility.

The Company reported that at a $0.90 per pound copper price and 0.20% Cu cutoff grade, the mine reserve is 13,802,000 tons of mineable ore grading 0.965% Cu for a total of 278,248,700 pounds of recoverable copper. The waste rock to ore ratio is calculated at 5.1 to 1. The per pound cost variables used are $0.32 each for mining and processing, and $0.10 for G&A, which are considered high when compared to current operations surveyed.

A proforma cash flow analysis was calculated for a projected 10-year mining operation. At a 90-cent per pound copper price, the gross income for the life of the mine is projected to be $200 million. In the present analysis the pit would produce an average 34 million pounds of copper annually. Using $1.20 per pound copper price, this same pit will gross $265 million. These cash flows do not include an allowance for capital costs. Actual capital cost will be developed as the project progresses and extraction methods are finalized.

Mineral Ridge Project

On August 15, 2000 the company announced that it had engaged a major investment-banking firm to assist in the acquisition of its first operating gold property, a small gold mine in Nevada. The property is the Mineral Ridge project, which was formerly operated by Vista Gold. The company evaluated the resource and reserve potential of the property for acquisition from the bankruptcy trustee who was assigned to liquidate the assets of Mineral Ridge Resources, Inc. The company with the assistance of Behre Dolbear, a well-known mining consultant retained by the bank, concluded that there is a significant gold resource remaining at the property that can be mined economically even at today-depressed gold price. A bid of $225,000 was submitted to and accepted by the bankruptcy court for all of the real property and assets of the Mineral Ridge Resource Inc. excluding the rolling stock, loaders and trucks. The property, which was acquired in this sale that was finalized on November 7th, is currently being assessed at $10,000,000 for tax purposes.

The Mineral Ridge mine is located near Silver Peak, Nevada. The property consists of 54 patented and 119 unpatented mining claims totaling nearly 4.2 square miles. Gold was discovered at Mineral Ridge in 1864 and intermittent mining operations have occurred from that date to the present. Early production was from underground high-grade gold ores that averaged from 0.243 to 1.45 ounces per ton. In 1989 open pit gold mining was initiated in the district with ores ranging from 0.074 to 0.12 ounces per ton. The total past gold production of the district is estimated to be about 600,000 ounces of gold.

The Company has evaluated the unmined gold reserve remaining in the Drinkwater and Mary pits. The remaining mineable reserve, at a $275 per ounce gold price, is 2.84 million tons grading 0.074 ounces per ton containing 217,600 ounces.

Golden Phoenix plans to mine 648,000 tons of ore production annually and to produce a total of 180,406 ounces of gold over the life of the mine, or approximately 40,000 ounces annually. The life of the actual mining operation, as it is planned today, is expected to be 4.4 years, and leaching is scheduled for 6 years. The production cost per ounce is forecast to be about $230 during the first year and then averaging about $180 for the remainder of the mine life.

Exploration and development of numerous highly prospective targets on the 2800-acre property will be conducted once mining is initiated. It is expected that this work will produce significant additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Currently, the Company is making progress with negotiating an approximate $2.5 million bond for reclamation, negotiating with potential mining contractors to do the actual mining, and preparing a new reclamation plan which is acceptable to the Nevada Department of Environmental Protection and the Bureau of Land Management. Golden Phoenix hopes to have all aspects of starting the resurrected Mineral Ridge Mine in place in about two to five months.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the company had $43,540 in cash. A significant portion of the working capital is allocated to the Contact copper and Borealis Property. The Borealis Property lease payments are $4,080 per month. Payments to the end of September 30, 2000 total $36,720. The total Contact payments are $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the first nine months of 2000 are $58,500. The payments are payable in cash.

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

The Company is currently offering a convertible debt Private Placement to raise approximately $1.3 million. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a 5-year note, paying 12% per annum interest on a minimum investment of $10,000. The Company may call the notes at any time prior to maturity. In that event, the note holders have thirty days to decide whether to accept cash payment or convert the note to common stock. Principal and interest on the note can be converted into shares at any time during the five-year note period, at the option of the note holders. The conversion price was $0.20 per share for the first $405,000 received during the first quarter and $0.30 per share for the remaining $80,000 received. In addition, $90,000 was received from the private placement of restricted common shares during the third quarter. The private placement was at $0.10 per share and included one year warrants for an equal number of shares at $0.20 per share. The funds were used to hire the investment-banking firm and to facilitate the purchase of Mineral Ridge. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to cover the option agreement as well as meet its contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

Item 3. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the third quarter of 2000. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Third quarter 2000	Issued	Received
Private placement for cash	1,200,000	$120,000
Conversion of debt	123,079	20,617
Total Third quarter 2000	1,323,079	$140,617

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

(b) No reports were filed on Form 8-K during the three-month period ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       GOLDEN PHOENIX MINERALS, INC.

Date: November 13, 2000                                                                             By: /s/ Michael R. Fitzsimonds

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

Date: November 13, 2000                                                                            By: /s/ Michael R. Fitzsimonds

                                                                                                                               Michael R. Fitzsimonds

                                                                                                                               President and Director

                                                                                                                               (Principal Executive, Financial and

                                                                                                                               Accounting Officer)