Form 10KSB
period 2000-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2001-04-02
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Shares

Preferred Shares

Shares Underlying the Options

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[ ]

State issuer's revenues for its most recent fiscal year: $92,956.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of March 22, 2001, was $4,379,825.

The total number of common shares outstanding at March 22, 2001 was 29,038,606.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONTENTS

PART I	Page
Item 1. BUSINESS	3

Item 2. PROPERTY	7

Item 3. LEGAL PROCEEDINGS	14

Item 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	14

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER
MATTERS	14

Item 6. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	15

Item 7. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA	16

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	16

PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT	16

Item 10. EXECUTIVE COMPENSATION	18

Item 11. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT	19

Item 12. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS	20

Item 13. FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON
FORM 8-K	21

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

The Company's corporate directors and officers are comprised of former management who were specialized in exploration and development with large mining companies. These same individuals have also gained significant small start up company experience, which has resulted in a very entrepreneurial and innovative approach to business success. This experienced team has in excess of fifty-five years of both major company corporate mineral exploration, development, and gold production experience and new start up company experience with significant growth potential.

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

Borealis

In 1997 the Company had signed an acquisition agreement ("Welsh Agreement") with J. D. Welsh & Associates ("Welsh") to acquire 100 percent of Welsh's lease-hold interest in the Borealis mine project in Mineral County, Nevada. Prior to terminating the Welsh Agreement, the Company paid Welsh cash and stock valued at US$1,187,000 and was vested with a 65 percent ownership in the Borealis Mine project. The Company and Welsh also jointly signed a joint venture agreement with Cambior Exploration USA, Inc. in late 1997. Cambior was to earn a 70 percent interest in the project by spending US$7million over the next 7 years. Cambior completed their first years drilling commitment, and then because of company budget reductions, they decided to terminate their interest on December 31, 1998. The Company then signed a simple joint venture agreement with J. D. Welsh & Associates on December 31, 1999, which increased leasehold ownership of the project to 68% and further outlined operating relationships between the parties. In late 2000 the Company signed a letter agreement with Newmex Nevada, Inc. to buy the remaining 32% of the Borealis leasehold interest, which Newmex had acquired from Welsh in a separate agreement. On February 9, 2001 the final agreement with Newmex was signed. The terms of the purchase provide for the issuance of restricted common stock units at a strike price of $.20 per share with warrants attached having a strike price of $.13. The purchase price of the undivided 32% interest was $600,000.

Cirque

In April 1998 the Company signed a Joint Venture Letter of Intent with Camnor Resources Ltd. to acquire up to 100 percent of seven exploration properties controlled by the Company in the Bonnifield District located approximately 55 miles south of Fairbanks, Alaska.. At the end of the 1998 Alaska field season, Camnor decided to terminate their interests in five of the seven properties, while retaining Cirque and Glory Creek. Further, in a side agreement made with Great American Minerals and Exploration, the rights to the Cirque property would be retained by Golden Phoenix and Glory Creek would be retained by Great American. On March 20, 2000, Camnor gave notice that they were terminating the joint venture agreement and returning the property to Golden Phoenix Minerals.

FUNDING

The Company plans to finance its operations through private placement memorandums (PPM) and the exercising of common stock options controlled by key directors of the Company. The current PPM the Company is offering is a convertible debt offering. It is a 5-year note paying a 12% annual rate of interest on a minimum investment of $10,000. Principal and interest on the note can be converted into shares at any time the Company wishes at a price of $0.30. The Company will also offset some of its cost by joint-venturing its properties with other mining groups for exploration and development while paying fees to Golden Phoenix Minerals, Inc. for the right to certain interest in the property.

COMPETITION

Over the last eight years imposition of claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineral ground to become open for location and acquisition. Due to the continued decline in the gold price, the number of companies aggressively acquiring claims and properties has declined during 2000. Gold prices in 2000 dropped to $260 per ounce and briefly rose to $320 in September, and then dropping off to lower levels. This resulted in a no increase in claim activity during 2000.

SEASONAL EFFECTS

The Company has positioned itself to handle any seasonal aspect of the exploration business by locating properties in differing climatic zones, thus allowing fieldwork on a near year-round basis. Problems of access and inclement weather will be minimized through strategic planning of fieldwork.

CAPITAL EQUIPMENT

The only capital equipment the Company plans to purchase or lease in the next twelve months will be new computers and two field vehicles. There will be some capital equipment purchased for the Mineral Ridge Mine but the extent of these purchases is not known at this time. The field vehicles will be for staff professionals only. All contractors will provide their own vehicles.

STAFFING

The Company has a staffing level of two key professionals described in Item 9 below, and a full time CPA. The Company has eight full time employees and anticipates adding other permanent staff at the Mineral Ridge operation in the next twelve months. The Company will employ independent contractors to fulfill short-term needs and obligations.

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

Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No generally applicable title insurance is available for mining. As a result, some of the titles to the Company's properties may be subject to challenge. The Company has performed title searches of its properties by registered land agents to insure that no legal problems exist.

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

Item 2. - PROPERTY

NEVADA MINING PROPERTIES AND PROJECTS

The following describe the existing mining or development projects found in Nevada that are owned or controlled by the Company. The Company’s primary and most important mining property asset is the operating Mineral Ridge gold mine. The other two key projects are development properties and are the Contact copper-silver project and the Borealis gold-silver project.
Property	Location	Acres	Metal
Mineral Ridge Gold Mine	Esmeralda County, NV	2,685	Au-Ag
Contact Copper Project	Elko County, NV	7,360	Cu-Ag
Borealis Gold Project	Mineral County, NV	6,520	Au-Ag

MINERAL RIDGE GOLD MINE, ESMERALDA COUNTY, NV

Summary

The Mineral Ridge gold mine is located 4 miles northwest of the town of Silver Peak and 32 miles west of Tonopah in Esmeralda County, Nevada. The property consists of 54 patented and 141 unpatented mining claims totaling nearly 2,685 acres.

On November 8, 2000 Golden Phoenix Minerals purchased the Mineral Ridge gold mine by making a purchase payment of $225,000. The purchase of the property essentially acquired the gold reserve for $1.03 per ounce of gold (the total mineable gold reserve is 217,644 ounces.) Prior mine operators had spent about $30 million on the property, which include about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property comes with an active leach pad with room to hold the currently identified ore reserve. Once a new reclamation plan and bond is in place, mining permits will be transferred to the Company and full mining and production will then proceed.

Golden Phoenix is planning to mine 648,000 tons of ore production annually and to produce a total of 180,406 ounces of gold over the life of the mine, or approximately 40,000 ounces annually. The life of the actual mining operation, as it is planned today, is expected to be 4.4 years, and leaching is scheduled for 6 years. The production cost per ounce is forecast to be about $230 during the first year and then averaging about $180 for the remainder of the mine life. Startup of the operation is currently scheduled to begin the second quarter 2001.

The Acquisition Opportunity for Golden Phoenix Minerals in 2000

Golden Phoenix Minerals identified the Mineral Ridge gold mining property as a potentially superior acquisition opportunity in April 2000. At the time, a Federal bankruptcy court in Reno controlled the property. The court was trying to either sell or shut down the property and sell all the rolling stock to settle claims against Mineral Ridge Resources, Inc., who was the previous owner of the mine. All mining permits and bonds were still in place, and no date had been set by the bankruptcy judge to call an end to the bankruptcy. The Company had evaluated the issues surrounding the past operator’s decline into bankruptcy and had determined that the property remained economically viable when both operational and processing changes were instituted.

Golden Phoenix had become very interested in the Mineral Ridge mine after just two visits to the property. There were four aspects of the project that were attractive and include: 1.) A fully permitted mining property in Nevada with on-going production, 2.) Potential for expansion of the resource already known on the property, 3.) A proven gold reserve of over 200,000 ounces, and 4.) Potential cash flow for Golden Phoenix Minerals, if the Company was successful in winning the bid for the property.

On November 8, 2000 Golden Phoenix Minerals purchased the Mineral Ridge gold mine by making a purchase payment of $225,000 in bankruptcy court. The purchase of the property essentially acquired the gold reserve for $1.03 ounce of gold (the total mineable gold reserve is 217,644 ounces.) Prior mine operators had spent about $30 million on the property, which include about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property comes with an active leach pad with room to hold the current ore reserve, exposed ore on the last mine bench, and permits that can be transferred once a new reclamation plan and bond is in place.

Current Plans for Production

The Company took over the property on November 8, 2000 after paying $225,000 to the bankruptcy court. Currently, Golden Phoenix is planning to mine 648,000 tons of ore production annually and to produce a total of 180,406 ounces of gold over the life of the mine, or approximately 40,000 ounces annually. The life of the actual mining operation, as it is planned today, is expected to be 4.4 years, and leaching is scheduled for 6 years. The production cost per ounce is forecast to be about $230 during the first year and then averaging about $180 for the remainder of the mine life.

Exploration and development of numerous and highly prospective targets on the 2,685-acre property will be conducted once mining is initiated. It is expected that this work will produce significant additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Currently, the Company is making progress with negotiating an approximate $3 million bond for reclamation, negotiating with potential mining contractors to do the actual mining, and preparing a new reclamation plan which is acceptable to the Nevada Department of Environmental Protection and the Bureau of Land Management. Golden Phoenix hopes to have all aspects of starting the resurrected Mineral Ridge Mine in place sometime during the second quarter 2001.

Underlying Production Royalty Agreements

The Company is obligated to honor two prior royalty agreements. The first is to Mary Mining Company, and it includes annual advanced royalty payments of $60,000, and a sliding scale production royalty (NSR) based on gold price divided by 100 in $50 increments. The other agreement is with Benguetcorp for their leased properties. This agreement includes a 1-% NSR royalty on production when gold prices are below $300 per ounce and 2% when gold prices are above $300 per ounce.

Short History

Gold was discovered in the Mineral Ridge area in 1864. Intermittent mining operations have occurred from that date to the present. Early production was from underground high-grade gold ores that averaged from 0.243 opt Au to 1.45 opt Au. In 1989 open pit mining was initiated in the district with ores ranging from 0.074 opt Au to 0.12 opt Au. The total production of the district before open pit mining took place in 1989 was 576,000 ounces of gold.

Modern Mining History

Modern exploration interest in the Mineral Ridge District commenced in the mid-1970s when Sunshine Mining Company, Homestake Mining Company, and Zephyr Resources became involved in exploring for low-grade ores that could be mined economically through open pit mining. In the early 1980s, a number of companies conducted geologic investigations and exploration programs on the Mary and Drinkwater claims at Mineral Ridge including Houston Oil and Minerals, Occidental Minerals and the Sunshine Mining Company. During this same period Sunshine Mining and FMC Gold Co. conducted exploration programs on the Oromonte claims.

During the 1980’s Sunshine Mining Company operated the 16 to 1 silver mine southwest of Silver Peak, processing the ores in a 750-ton per day cyanide leach mill. By the late-1980’s silver prices were so low that the 16 to 1 ores were no longer economic and Sunshine leased the Mineral Ridge property from the Mary Mining Trust with a view to feeding their mill with gold ore from this area. Sunshine ultimately elected to discontinue operations in the Silver Peak area and leased their 16 to 1 mill to Zephyr Resources Inc., a Reno-based company.

During 1989 and 1990, Zephyr opened the Mineral Ridge mine as an open-pit, trucking ore 17 miles to the 16 to 1 mill. In mid-1990, Homestead Minerals Corp., another Reno-based mining company, purchased Zephyr’s interests in the area and continued mining at Mineral Ridge until early-1992. Unfortunately the cost of trucking the ore to the 16 to 1 mill proved to be uneconomic and Homestead declared bankruptcy in mid-1992. From 1989-1992, Zephyr and Homestead mined 1.4 millions tons of ore grading 0.082 oz/ton (113,961 ounces of contained gold). With Homestead’s bankruptcy, the leased Mineral Ridge property reverted back to the Mary Mining Trust.

In the meantime, both Sunshine Mining and FMC Gold had dropped their respective options on the Oromonte claims. Subsequently, Benguetcorp, USA Inc. (BUSA), a subsidiary of the Philippine mining conglomerate Benguet Corp., purchased the Oromonte claims from the underlying property owners. BUSA undertook extensive exploration programs at Oromonte during the 1991 and 1992 field seasons before a corporate decision to curtail activities in North America brought exploration activities to a halt.

In July 1993 Cornucopia entered into a mining lease on the Mary and Drinkwater claims with the Mary Mining Trust. In May 1995 they entered into an option agreement with BUSA on the Oromonte claims, which generally cover the land on top of the ridge where the crusher is now located. Commencing in July 1993, Cornucopia conducted extensive exploration and development programs on the Mineral Ridge Property, which culminated in the feasibility study prepared by Behre Dolbear in February 1996. The feasibility study, performed at a gold price of $385/oz Au, was positive, although not robust, and, in its executive summary, stressed two main risks: (1) grade control during mining and (2) maintaining the permeability of the heaps by agglomerating with sufficient cement.

A mining contractor did Cornucopia’s mining, which is not good for exacting ore control procedures. In any event the operation ran for just under a year and failed, reportedly, from a combination of the following:

  Delivery of a lower than planned grade of ore to the leach pad;
  Slower than planned recovery of the gold that was delivered to the leach pads;
  Periodic water shortages due to the one well and inadequate storage capacity;
  Falling gold prices; and
  A lack of working capital to cover the lag in gold recovery from the heaps.

In 1998 the property was acquired by Vista Gold, whose general operating plan included increased placement of ore on the pads, albeit at a somewhat lower grade, and mining of both ore and waste with large equipment (to keep mining costs low), which Vista had available at their Hycroft Mine. The new operations by Vista also ran somewhat less than a year, and also failed at the end of 1999, reportedly from a combination of the following:

  Excessive dilution of the ore (in the last month of operation the delivered grade was 0.04 versus the planned 0.054) due to mining on 15-foot high benches; mining from the foot wall rather than the hanging wall direction; and using the 23 cubic yard hydraulic shovel for loading ore. (The dipper bucket on the shovel was too large for selective mining);
  The use of insufficient cement for agglomeration, causing poor heap permeability and thus slow gold recovery;
  A 10-year low for gold prices;

  A lack of working capital to buy time to fix the operating problems, and
  The large number of personnel on the payroll for the size of the operation. Vista employed between 89 and 125 people, which could have been operated with no more than 50 to 55 people.
  And, a lack of available cash to service the large debt to the bank, which was assumed from Cornucopia’s transfer of the property to Vista.

In January 2000 Mineral Ridge Resources, a Subsidiary of Vista Gold, filed for Chapter 11 bankruptcy. A Trustee of the court maintained the property until Golden Phoenix Minerals acquired the ownership of the mine on November 8, 2000.

Geology

The Mineral Ridge gold deposits are located on the northeast flank of the Silver Peak Mountain Range. This range lies in the southern reaches of the Great Basin, within the Walker Lane structural corridor. The Walker Lane is a 60-mile-wide region of right lateral, wrench-faulting which separates the Sierra Nevada batholith to the west and southwest and the Great Basin to the east and northeast.

The rocks in the Mineral Ridge area consist of Precambrian metasediments and metamorphosed Tertiary granodiorite. These rocks have been cut by numerous shallow dipping faults, which have become host to the gold deposits. The gold is found in sheeted zones of thick quartz veins, which nearly parallel the current surface topography.

Gold occurs as free disseminations and in clots associated with pyrite, galena, sphalerite, and arsenopyrite. The shallow abundance of gold rich quartz lenses permits underground or open-pit mining. Considering the scattered gold distribution, coarse nature of the gold, and common absence of visible ore controls within quartz lenses, the most economically viable method is to mine and process large volumes of quartz-rich rock from the mineralized zones.

Gold Deposits

The Mineral Ridge project consists of several gold deposits, which have been defined by drilling, and some have been partially mined.

  The Drinkwater Deposit is the largest known ore deposit and is located on the northeastern side of the metamorphic and intrusive core complex. It was partially mined by underground methods from the 1860s to the early 1940s and by open pit methods from 1989 to 1999. The ore zones in the Drinkwater deposit have a general strike of N45W and dips about 20 to 25 degrees to the northeast. Drill defined ore zones have a strike length of more than 2500 feet and down dip width of 2000 feet. Two or more gold-bearing shear zones are present at the central portion of the deposit with an individual ore zone thickness of 5 to 40 feet and an overall thickness of more than 100 feet.
  The Mary deposit is also located on the northeastern side of the metamorphic and intrusive complex and east of the Drinkwater deposit. It is the second largest known deposit on Mineral Ridge. This deposit was partially mined by underground methods before the 1940s along with the Drinkwater deposit, but it was not touched by the recent open-pit mining operations. Ore zones in the Mary deposit have a similar strike and dip as those in the Drinkwater deposit with a drill controlled strike length of over 2000 feet and down-dip with of 1500 feet. These ore zones are thinner and less continuous, but tend to be higher in gold grade than those in the Drinkwater deposit.
  The Gold Wedge deposit is located at the top of the Mineral Ridge and the metamorphic and intrusive core complex, and southwest of the Drinkwater deposit. It consists of several small and nearly horizontal orebodies, which have been mined by both underground and open-pit methods. Any remaining resources in this deposit are not available for further mining as the location has been utilized for the leach pads and processing facilities.
  The Brodie deposit is also located on the top of the Mineral Ridge and the metamorphic intrusive core complex, and south of the Gold Wedge deposit. It is a small deposit with nearly horizontal ore zones. The deposit has been partially mined in the past, but there still remains a small drill-defined reserve. Ore zones in this deposit are still open in several directions, which indicates a potential to increase the reserve.
  The Solberry and Blue Lite deposits are small satellite deposits located southwest of the Gold Wedge deposit. There is a small drill defined reserve in these deposits.

Ore Reserves

The Mineral Ridge gold mine has several small gold deposits that form the reserve base. The following table summarizes each deposit. The cut off grade for the reserve calculation is 0.035 opt gold.

Deposit	Tons of Ore	Average Au Grade	Total Au ounces

Drinkwater	1,618,247 tons	0.074 opt	119,746 ounces Au
Mary	773,996 tons	0.095 opt	73,368 ounces Au
Brodie	120,712 tons	0.059 opt	7,127 ounces Au
Solberry/Blu	145,385 tons	0.062 opt	8,985 ounces Au

Total	2,658,340 tons	0.079 opt	209,226 ounces Au

Mining Plan

Our mining plan at the Mineral Ridge mine requires quality grade control in the ore zone with careful mining methods, while the waste rock is disposed of quickly. Currently the mine has exposed ore faces in the Drinkwater pit and the Brodie pit. The initial plan upon startup of mining operations is to continue mining and developing new ore faces in the Drinkwater pit. As the Drinkwater is exhausted of ore, then development of the Mary will take place. The other small deposits, such as Brodie and Solberry/Blu will be developed and mined intermittently if short ore hauls are needed or if the Drinkwater or Mary is not ready to produce ore.

Potential for Expanding Known Resources and Reserves

A study by Freeport Exploration in 1979 identified a potential of up to 19 million tons of ore at a grade of 0.16; Whitney & Whitney Inc prepared this report. If their projections were true then we would have a possible expansion of up to 16 million tons of ore containing a geologic resource of 2.5 million ounces of gold, which would extend the mine life at proposed production rates by up to 15 years. This expansion would also allow an increase in production rate without expansion of the processing facilities, which has a larger capacity than is being proposed. In 1980 E. J. Collord discussed the potential extension of the underground workings of the Mary mine that consists of 1-3 million tons of 0.3 opt gold. As stated in the report it was also concluded that there was a good chance of delineating another deposit in the 8-mile long Wyman formation on Mineral Ridge.

A second possible expansion of the production is exploiting the underground potential, which is known to exist from existing drilling below the ultimate pit as designed. The Drinkwater deposit has a measured resource of 253,948 tons with a grade of 0.222 ounces per ton gold at a 0.1 opt cut off. The Mary mine has a measured resource of 195,731 tons with a grade of 0.285 ounces per ton at a 0.1 opt cut off. This would add 111,955 ounces to the resource base if we pursued an underground operation in the area, which is a viable expansion of the mining operation. One aspect of the underground potential, which has been overlooked by previous operators, is the underground sampling of stopes and drifts, which show good mineralization remaining in the walls, and the back fill of the older stopes. These stopes were sometimes back filled with low-grade material at that time; some of the reported grades of the back fill are as high as 0.5 ounces per ton gold.

There is a possibility of significant increases in the potential resource of the deposit by just re-evaluating the existing data and conducting modern exploration of the remainder of the district. The over all potential could reach 3 million ounces of gold. This is based on work completed by other companies who have evaluated the district and these projections show the tremendous upside potential of the district.

Potential to find significant new gold resources is considered to be excellent in both the mine area and in peripheral areas. There are numerous small historical mines and prospects on the property that have been worked in the past and have not been evaluated by modern exploration technologies ore drill tested. The property also has better potential to host very high-grade gold ores for underground mining which historically was the method used to recover gold for many years before open pit mining was conducted. We predict that once the Mineral Ridge Mine begins operations, its ultimate mine life will be upwards of 20 years.

CONTACT PROJECT, ELKO COUNTY, NV

Summary:

The Contact copper-silver project is located in northeastern Nevada over a Jurassic granodiorite stock and flanking Paleozoic sedimentary rocks. Early explorers discovered the district in about 1870 and modern exploration was begun in about 1967. Calta Mines, Coralta Resources, Phelps Dodge, and finally Golden Phoenix Minerals have diligently explored the district for copper since then.

Copper mineralization occurs in association with high-grade quartz veins hosted in fault zones in the granodiorite or sediments, as disseminations in potassically altered granodiorite, and fracture controlled stock works and skarns in the sediments. The district does not host a classic-style porphyry copper

A revised resource evaluation of the Banner Zone was completed in the spring of 2000 following the late 1999-drilling program, where most of the drilling in the district has been done. This study produced a measured and indicated resource of 61,513,000 tons grading 0.77% copper at a 0.2% cutoff for a total of 953,271,000 pounds of copper. This new resource evaluation increased the overall tonnage 56% and pounds of copper by 27% from the 1998 resource evaluation. Furthermore, a 0.1% copper cutoff grade was used to evaluate the potential heap leach resource. At this lower cutoff, the deposit contains 97,427,000 tons grading 0.54% copper for a total of 1,050,613,000 pounds of copper. Additional drilling is required to fill in some of the gaps in the reserve.

Internal to the Banner deposit are several continuous high-grade zones that range from five to forty feet in width and dip from 55 to 80 degrees to the south. Some of these zones have been followed down dip at least 2000 feet below the surface by deep core drilling. By using a 3% cutoff grade on these zones, Golden Phoenix calculated an indicated and measured resource of 1,777,000 tons grading 7.17% copper for a total of 254,789,000 pounds of copper. In-fill and step out drilling will improve this underground resource significantly.

In summary, the Banner deposit has considerable potential for expanding both open-pittable and underground ore reserves. Ore types include SX-EW leaching of shallow oxide ores, and milling and concentrating of the deeper high-grade sulfide ores for smelting at another facility.

Additionally, other areas on the property have abundant oxide copper mineralization, which have not been previously explored. These highly prospective areas offer tremendous potential for discovery of other valuable copper deposits.

Golden Phoenix Objectives:

Golden Phoenix acquired the Contact property because of the potentially large resource defined in older drill holes and the numerous unexplored ore-grade occurrences of copper found throughout the district. The Company’s objectives are to develop an open-pittable deposit that can produce low-cost copper metal and/or an underground mineable, high-grade copper deposit that can also produce low-cost copper metal. The mines will initially use an SX-EW technology on the oxide ores, then as sulfide ores are developed and extracted, milling and concentrating technologies will develop the deeper high-grade ores.

Location and Land:

The Contact copper-silver project is located about 50 miles north of Wells in Elko County, Nevada. The property covers about eleven-square miles and is controlled by both 152 patented and 147 unpatented mining claims. The best mineralization is located on the private patented claims, which Golden Phoenix controls through a joint venture agreement with International Enexco Limited and a lease with option to purchase with F. W. Lewis, Inc. Golden Phoenix owns the unpatented claims, which fills small open fractions in the patented block and surround the patented claims forming a buffer zone.

History of District:

Copper mineralization was discovered in the area in 1870, and the first copper showings to be prospected by shafts were east of the Salmon Falls River near China Mountain, approximately eight miles to the east of Contact. Sporadic prospecting, staking, development and production took place from 1876 to 1908 when the population of Contact reached 300 people. In 1918 work on the Vivian tunnel was started near the Banner Zone immediately north of the old town of Contact. At about the same time, Gray Mining Company drove the Helen B. Smith tunnel 2300 feet under the Mammoth mine, located at the base of Ellen D Mountain.

Copper production from the district peaked during World War I, again in 1928 and during World War II. Production was derived from ten to fifteen different workings, mainly from the area north and west of Contact along the main Banner zone. An unofficial estimate in 1970 puts the overall production from the Contact district at 300,000 tons of ore at an average grade of 5% copper (equal to 30 million pounds of copper). A partial estimate for the period 1918-1949 was 34,404 tons averaging 4.85% Cu, 0.2 ounces per ton (opt) of gold and 1.7 ounces per ton of silver.

Historical records state that 129 shipments from the Marshall (Delano) Mine in 1928 averaged 5.3% Cu. The Palo Alto Mine, also in this zone, produced 300 tons at 32% Cu before 1910 and 1,400 tons at 5% Cu between 1910 and 1928. The Blue Bird Mine ores contained from 15% to 35% Cu, 20 opt Ag and $20 in gold per ton. These workings were located mainly along the northern contact of the granodiorite with Paleozoic sediments, and northwest of the town of Contact. Production came mainly from veins that are near the contact in the North Zone, starting at the old Contact town site and running for about four miles to the west. Ore was shipped to Asarco’s Garfield, Utah smelter, which closed down in 1959. From 1959 to 1967 the district was largely inactive.

Modern Exploration History:

In 1967 Calta Mines Limited and other companies started modern exploration programs for copper. Work concentrated along the north contact zone between the granodiorite and Paleozoic sedimentary rocks and west of the town of Contact. By 1970 Calta had completed geological mapping, IP surveys, trenching and 37,000 feet of diamond drilling. That same year a feasibility study was completed on the copper deposits of Calta’s property. Coralta Nevada Inc., a subsidiary of Vancouver-based Coralta Resources Ltd., took over the Calta property and carried out additional diamond drilling, IP-surveys, trenching, geological mapping and petrographic work.

From 1973 to 1975 the property was under option to Phelps Dodge Corporation and work during this period included IP-surveys and diamond drilling of sixteen holes. Significant fissure vein, fracture filling and disseminated-type copper-molybdenum mineralization with gold and silver values were encountered in several holes. Their work, along with Coralta, delineated 8 million tons of mineralization averaging 2.3 % copper.

From 1977 to 1989 the property lay essentially dormant, and International Enexco Inc. of Vancouver acquired many of the patented claims. The majority of the unpatented claims were allowed to lapse during this period. Interest in the property and its potential for large tonnage porphyry-type copper-molybdenum mineralization was awakened again in 1989 when Enexco staked much of the mineralized trend along the north contact zone of the granodiorite intrusive. These claims were likewise soon dropped.

In early 1998 Golden Phoenix Minerals staked 216 unpatented mining claims that cover approximately 4320 acres of BLM administered lands and established a buffer around, and covered gaps between the land positions of International Enexco Limited and the F. W. Lewis, Inc. claims. The company acquired the right to earn a 60 percent interest in the Enexco patented mining claims through a combination of work commitments and payments over seven years. In July 1998 the Company signed a separate exploration license and purchase option for the F. W. Lewis Contact Project. The License to Explore/Option to Purchase was acquired for payments of cash and common stock over the four and one-half year option term.

Golden Phoenix Minerals received encouraging assay results from the 17-hole drill program, which totaled 9445 feet total, and was completed in July 1998. Results of the drilling program by the Company raised a portion of the combined resource (mineral inventory) from a drill-inferred to the drill-indicated category. The physical area of the resource has also been expanded as a result of this program. These encouraging results and the mineralization that is exposed along strike for greater than one mile was justification for the Company to plan a 1999 Phase II drilling program.

In late 1999 the Company initiated its second drilling program and completed it late January 2000. Sixteen holes were drilled for a total of 5,035 feet into the Banner zone and into three previously untested targets. Nine of these holes were drilled into the western portion of the Banner zone, while seven holes tested the Brooklyn, Allan and Bluebird targets to the north and east of the Banner zone. Drill assays returned good to excellent results from the western extension of the Banner zone and the previously undrilled Brooklyn and Bluebird targets.

A third drilling program, which was scheduled for start up in August, was begun in early December and terminated following severe winter weather and mechanical break downs. A total of four reverse-circulation holes for a total of 1850 feet were drilled: two into the center of the Banner zone and two on peripheral targets. The best hole reported was CRC-00-3, which intercepted 60 feet of 0.78% Cu. This interval contained a high assay of 5 feet of 3.24% copper, and the hole had other short intervals of copper mineralization.

Geology:

The Contact mining district lies within the Paleozoic miogeosyncline of western Nevada. This thick sequence of sedimentary rocks has been domed and tilted by the intrusion of a Jurassic granodiorite stock. The stock is 16-miles in an east-west direction and 8-miles in a north-south direction. Paleozoic sediments, which consist of siltstone, limestone and sandstone have been mineralized and metamorphosed to skarn and hornfels up to 2000 feet away from the granodiorite. Young Tertiary volcanic flows, tuffs, and sediments overlie these rocks on the distant flanks of the uplift.

The mineral deposits of the district occur principally in the contact zone of the granodiorite and within the granodiorite in association with sodium and potassium metasomatized alteration zones. The two main areas of mineralization are the "North Zone" and the "West Zone". The North Zone extends from the town of Contact for seven miles to the west along the granodiorite-sedimentary contact and the West Zone extends along the western contact of the batholith for approximately four miles in a north south direction. Both zones are at least one-mile wide. Golden Phoenix controls all of the North Zone and part of the West Zone. Copper is the main commodity, but the deposits also contain some gold and silver, and locally enough molybdenum, zinc and lead to be of interest and value.

Drilling, Metallurgy and Other Work Programs Completed:

Golden Phoenix has conducted two reverse circulation (RC) rotary drilling programs on the property since 1998. The first program was completed in July 1998 and it returned positive assay results. The program consisted of 17-drill holes for a total of 9445 feet. The assay results of this drilling program raised a portion of the combined resource (mineral inventory) from a drill-inferred to a drill-indicated category. The physical area of the copper resource was also expanded as a result of this program.

Drilling results in the Delano area extended and confirmed mineralization encountered in the earlier Calta and Phelps Dodge drill programs both along strike and down-dip. The drill holes in the west extension area found that copper mineralization is still open to the west and down-dip. These encouraging drill results and the mineralization that crops out along strike for greater than one mile are justification for a 1999 Phase II drilling program.

The Company initiated its second drilling program in late December of 1999 and completed it in late January 2000. Sixteen holes were drilled for a total of 5,035 feet into the Banner zone and three previously untested targets. Nine of these holes were drilled into the western extension of the Banner zone, while seven holes tested the Brooklyn, Allan and Bluebird targets to the north and east of the Banner zone.

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

The third drilling program that the Company undertook was begun at the end of November 2000. The plan was to drill 15 to 20 holes in targets on the south side of the Banner zone, the Bluebird target, and the Brooklyn target. The drilling company encountered numerous mechanical difficulties, which slowed the progress of the program considerably. Numerous winter snowstorms also added to the overall difficulty of the overall work load that was laid out in front of the Company. With only four reverse-circulation holes completed before the Christmas holidays, it was decided to delay drilling the remaining holes until better conditions existed. The four holes totaled 1850 feet with two into the center of the Banner zone and two on peripheral targets. The best hole reported was CRC-00-3, which intercepted 60 feet of 0.78% Cu. This interval contained a high assay of 5 feet of 3.24% copper, and the hole had other short intervals of copper mineralization.

During 2001 the Vivian warehouse, located next to the Vivian tunnel was cleaned out of debris, shored up with extra lumbar, a concrete floor poured, new plastic windows installed, numerous holes in the sheet metal filled. It is planned that the building will become the long-term storage area for drill core and cuttings.

Copper Resource Inventories Completed:

Golden Phoenix has completed several resource inventories since it took over the property in 1998. These evaluations were done following each of the two drill programs that the company completed in 1998 and 1999. This work also brought together the new reverse circulation drill holes drilled by Golden Phoenix with the older 61 core holes drilled in the 1960s and 1970s. This previous drilling totaled over 60,000 feet.

The first evaluation, which was completed in 1998, included calculations on three different types of mineral inventories from all the compiled drill data. These included 1) a manual cross-sectional inventory based on composite samples, 2) a block model mineral inventory, and 3) a preliminary economic dipper pit resource. The following table shows the comparison of the cross-sectional model and the block model mineral inventory.

Source	Tons	Percent Cu	Pounds of Cu
Cross-sectional Model	39.5 million	0.952	752 million
Block Model	51.4 million	0.703	723.6 million

The final evaluation completed in the 1998 study was the development of a preliminary economic open pit. The floating cone was run on the model at a series of copper prices to get an idea of the sensitivity to price. These sensitivities to price are needed when capitalization of the project is included to determine profitability. The preliminary capital cost, quoted but not confirmed, is approximately $28 million for the processing plant and $15 to $20 million for mining equipment. Our work evaluated several copper prices; the results of two of the floating cones are presented in the following table.

Copper Price	Tons Ore	Cu Grade %	Pounds of Cu	Net Revenue
$0.75	14.7 million	0.752	221,000,000	$48 million
$1.00	27.9 million	0.672	346,000,000	$140.8 million

The floating cone was based on a mining cut off of 0.2% Cu, waste cost of $0.75, ore cost of $1.85, processing cost of $0.18 and a pit slope of 45 degrees.

An updated mineral inventory, based on adding the results of the 1999 drilling program to the earlier work, was completed on June 20, 2000. This new work also included the results of the channel sampling across the Banner zone in old bulldozer trenches. This new evaluation reported a measured and indicated resource of 61,513,000 tons grading 0.77% copper at a 0.2% cutoff for a total of 953,271,000 pounds of copper. This new resource evaluation has increased the overall tonnage by 56% and pounds of copper by 27% from the 1998 resource evaluation. A 0.1% copper cutoff grade was further used to evaluate the overall heap leach resource. This evaluation also indicates the deposit contains 97,427,000 tons grading 0.54% copper for a total of 1,050,613,000 pounds of copper.

The following table summarizes the combined indicated and measured resource using different cut off grades.
	Incremental Cu			Cumulative
Cutoff %	Tons	Ave Cu %	Pounds	Tons	Cu %	Pounds Cu
0.10	35,914,001	0.14	97,342,783	97,427,202	0.54	1,050,613,471
0.20	39,050,375	0.30	232,631,056	61,513,201	0.77	953,270,688
0.50	9,898,288	0.67	132,528,340	22,462,826	1.60	720,639,632
1.00	10,787,607	1.54	333,322,316	12,564,538	2.34	588,111,291
3.00	1,776,931	7.17	254,788,975	1,776,931	7.17	254,788,975
Totals	97,427,202	0.54	1,050,613,471

A second economic open pit model based on the addition of the 1999 drilling program assay data was completed in September of 2000. As before a floating cone was run on the model at a series of copper prices to get an idea of the sensitivity to price. These sensitivities to price are needed when capitalization of the project is included to determine profitability. This work evaluated several copper prices; the results of two of the floating cones are presented in the following table.

Copper Price/lb	Tons Ore	Cu Grade %	Pounds of Cu	Net Revenue
$0.90	14.8 million	0.947	280,000,000	$199 million
$1.20	21.0 million	0.816	344,000,000	$265.5 million

The floating cone was based on a mining cut off of 0.2% Cu, waste cost of $0.75, ore cost of $1.85, processing cost of $0.18 and a pit slope of 45 degrees.

Underground Mining Resource:

The potential to develop an underground high-grade mine is considered to be excellent. By using a copper cut-off grade of 3%, the Company calculated an indicated and measured resource of 1,777,000 tons grading 7.17% copper for a total of 254,789,000 pounds of copper. Part of this resource is held up by drill hole PD-4, which intercepted 12 feet of 20.75 % Cu at 1842 feet and another 30 feet of 13.6 % Cu at 2160 feet. These high-grade copper intercepts also have molybdenum values up to 0.19 % and silver up to 12.8 ounces per ton.

Exploration Potential:

The potential to find additional copper resources on Golden Phoenix Minerals’ properties at Contact is considered to be excellent. For instance, the Banner zone deposit is currently defined by about 75 drill holes with only 8 other holes testing nearby targets. Little, if any, drilling has tested the other prospective areas of the property. Approximately only about 5 to 10 percent of the entire property has been tested. Currently, field and data review has identified at least 15 other targets that could add significant tonnage for a mine with a long producing life. By projecting beyond the current Banner zone deposit to these other highly prospective targets, the Contact project may have up to 3 or 4 billion pounds of copper that could be identified through drilling.

Planned 2001 Program:

A fourth drilling program is scheduled for the summer of 2001. Approximately 10,000 total feet of RC drilling is planned to fill in gaps in the Banner zone resource model, expand the new Brooklyn and Bluebird discoveries and potentially drill test for the first time several new areas. The planned program will also include a hole midway between CRC-98-12, which contained 300 feet of anomalous copper mineralization and PD-4, which contained several high-grade intervals with average grades of 12.5 to 29% copper. This proposed drilling would result in a stronger economic model of the Banner deposit and the discovery of several new

BOREALIS PROJECT, MINERAL COUNTY, NEVADA

Summary:

The Borealis gold-silver property lies within the Aurora-Borealis mineral belt in west central Nevada. Echo Bay Minerals and their predecessors mined the property from eight pits beginning in 1981. The mine processed 10.7 million tons of gold ore that averaged 0.059 ounces per ton of gold, which yielded 635,000 ounces of gold. Echo Bay terminated oxide ore mining in 1991, even though they knew that the property still had numerous unmined oxide and sulfide deposits

Golden Phoenix Minerals began acquiring operating rights to the Borealis Project in 1997 and in October of 2000 it had increased its ownership of the underlying lease to 100%. After gaining control in early 1998, the company began an extensive evaluation of the property, which mostly focused on building a digital drill-hole database. This work developed a new understanding of the remaining gold resource and the potential to find significant new deposits. In total the Company identified a measured and indicated resource of 33,396,100 tons averaging 0.044 ounces gold per ton containing 1,454,700 ounces of gold, and 0.22 ounces of silver per ton containing 7,612,100 ounces of silver. This resource is contained in the Borealis, Freedom Flats, Graben, Polaris, East Ridge, Northeast Ridge and Orion Belt targets. Furthermore, in the seven target areas studied, numerous areas of open mineralization were evident, and the overall resource will increase once step-out drilling is performed.

Location, Land, Operating Interest:

The Borealis gold property is located approximately 12 miles southwest of the town of Hawthorne in the prolific Walker Lane gold belt. The property lies at approximately 7100 feet on the western side of the southern Wassuk Range. The current land position consists of 326 unpatented mining claims in two blocks encompassing approximately 6,520 acres (ten square miles).

The company originally acquired a 65% leasehold interest in the Borealis gold property from J. D. Welsh & Associates in late 1997. At that time Welsh had joint ventured the property with Quebec-based Cambior Exploration USA Inc., but they dropped out at the end of 1998 as a result of internal budget cuts. At the end of 1999 the Company increased its leasehold interest in the project three per cent to 68% by diluting the portion owned by Welsh. The company previously was buying Welsh’s interest, but had to defer completing the entire purchase due to it’s budgetary constraints in 1998. Furthermore, in early 2000 Welsh optioned his 32% leasehold interest to Newmex Nevada Inc. This move was positive for Golden Phoenix as Newmex became a willing seller of their 32%. On October 17, 2000 Golden Phoenix announced the purchase of Newmex’s 32 percent interest, which brought it’s interest to 100% in the underlying lease originally signed with J. D. Welsh and Associates. The property is subject to a small net smelter return royalty when mine production is achieved.

Mining History:

Houston Oil and Minerals Company made the original Borealis gold discovery in 1978. The Borealis mine was placed into production in 1981 by Tenneco Resources as an oxide-ore, low-cost, heap-leach mining operation. Tenneco Resources and its successor, Echo Bay Minerals, Inc., produced a total of 10.7 million tons of ore at an average grade 0.059 ounce per ton (opt) gold for 635,000 ounces of gold. The sulfides were never mined, although significant sulfide-hosted gold resources were encountered.

After mine closure in 1991, Santa Fe Pacific Gold Corp. conducted additional sulfide exploration and development on the property. More recently, J. D. Welsh and Associates and Golden Phoenix Minerals joint ventured the property with Cambior Exploration. Cambior was operator of the property, and was earning a 70 percent interest in the project by spending US$7 million over seven years. Cambior terminated the joint venture agreement effective December 31, 1998 due to internal budget cuts and downsizing. In 1999 and 2000 Golden Phoenix Minerals continued its effort to building the digital database and evaluating the remaining deposits on the property.

Geology:

The Borealis property hosts an epithermal gold system marked by large areas of silicification, hydrothermal brecciation and advanced argillic alteration in Tertiary volcanic rocks. The volcanic stratigraphy consists of andesite flows, breccias, and tuffs. The gold deposits are structurally controlled along a series of north-easterly-trending normal faults that dip steeply to the northwest. Gold occurs as submicron-size particles in highly altered andesite and tuff. Fissure-type quartz veining is not present. The average silver to gold ratio is five to one.

Mineralized Zones:

The Borealis property can be divided into three separate mineralized zones and these are called Borealis, Polaris and Orion. The Borealis zone has three separate targets, of which two were previously mined. These targets include the Borealis mine proper, Freedom Flats mine, and Graben deposit.

The second mineralized zone is Polaris, and it consists of Northeast Ridge, East Ridge, and Polaris targets, all of which were previously mined. Gold mineralization is found over 12,000 feet along the entire length of the Polaris zone.

The third zone is the Orion Belt and it consists of Jaime’s Ridge, Cerro Duro and Purdy’s Peak. The first two areas were mined, and both contain deeper, open-ended mineralization.

Finally, the overall Borealis project area holds a number of other areas that have not been properly explored and has potential to add significantly to overall gold resource base.

Resource Evaluation:

The Company recently compiled all of the historical drill hole and assay data into a digital data spread sheet of over 2000 drill holes that were drilled by previous operators. We took this information and calculated new resource numbers (tonnage and gold grade) using Meds system software.

The cumulative gold and silver resource for the project, which includes the resource studies over the main Borealis, Polaris, and Orion Belt Zones total 33,396,100 tons averaging 0.044 ounces gold per ton containing 1,454,700 ounces of gold, and 0.22 ounces of silver per ton containing 7,612,100 ounces of silver.

Resource Summary Table: The following table summarizes each deposit.
Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Graben	6,404,000	0.06	433,600	0.21	1,363,400
Freedom	1,702,000	0.063	107,800	0.58	989,800
Borealis	2,896,000	0.042	122,300	0.22	630,500
Polaris	1,540,000	0.024	37,000	0.41	630,000
East Ridge	5,923,500	0.018	109,000	0.112	664,900
Northeast Ridge	2,708,000	0.021	56,600	0.11	295,500
Orion Belt	1,738,000	0.032	55,600	0.267	463,900
Indicated	Tons	Au Grade	Au oz	Ag Grade	Ag Oz
Graben	5,934,000	0.067	394,700	0.2	1,176,000
Freedom	723,000	0.05	36,100	0.55	399,500
Borealis	1,569,000	0.033	51,100	0.18	288,400
Polaris	711,300	0.02	14,400	0.41	291,600
East Ridge	123,800	0.016	2,000	0.112	138,600
Northeast Ridge	637,800	0.023	14,400	0.11	70,200
Orion Belt	785,700	0.026	20,500	0.267	209,800
Totals	33,396,100	0.044	1,454,700	0.228	7,612,100

Mineral Zone Resource Summary Table: The following table summarizes each mineral zone.

Borealis Zone:
Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Graben	6,404,000	0.06	433,600	0.21	1,363,400
Freedom	1,702,000	0.063	107,800	0.58	989,800
Borealis	2,896,000	0.042	122,300	0.22	630,500
Indicated
Graben	5,934,000	0.067	394,700	0.2	1,176,000
Freedom	723,000	0.05	36,100	0.55	399,500
Borealis	1,569,000	0.033	51,100	0.18	288,400
Total	19,228,000	0.060	1,145,600	0.25	4,847,600

Polaris Zone:
Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Polaris	1,540,000	0.024	37,000	0.41	630,000
East Ridge	5,923,500	0.018	109,000	0.112	664,900
Northeast Ridge	2,708,000	0.021	56,600	0.11	295,500
Indicated
Polaris	711,300	0.02	14,400	0.41	291,600
East Ridge	123,800	0.016	2,000	0.112	13,900
Northeast Ridge	637,800	0.023	14,400	0.11	70,200
Total	11,644,400	0.02	233,400	0.169	1,966,100

Orion Belt:

Measured	Tons	Au Grade	Au Oz	Ag Grade	Ag Oz
Orion Belt	1,738,000	0.032	55,600	0.267	463,900
Indicated
Orion Belt	785,700	0.026	20,500	0.267	209,800
Total	2,523,700	0.03	76,100	0.267	673,700

Goals for the year 2001:

The Company set several goals for our 2001 exploration and development program. The primary goal is to develop underground mining plans for the high grade Graben zone. A second goal is to find a joint venture partner to move the property forward at a quicker pace.

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

  Glory Creek. This property is 100% controlled by GAME. It is located in the Bonnifield district and about 10 miles to the north of Cirque. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work.
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

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

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

	Price per Share
	High	Low
First Quarter (January 1, 1998 -March 30, 1998)	$1.44	$0.50
Second Quarter (March 30, 1998 - June 30, 1998)	$0.81	$0.18
Third Quarter (June 30, 1998 - September 30, 1998)	$0.60	$0.18
Fourth Quarter (September 30, 1998 - December 31, 1998)	$0.32	$0.12
First Quarter 1999 (January 1, 1999 - March 31, 1999)	$0.13	$0.10
Second Quarter 1999 (April 1, 1999 - June 30, 1999)	$0.13	$0.115
Third Quarter 1999 (July 1, 1999 - September 30, 1999)	$0.13	$0.08
Fourth Quarter (September 30, 1999 - December 31, 1999)	$0.23	$0.09
First quarter (January 1, 2000 through March 31, 2000)	$0.40	$0.20
Second Quarter 1999 (April 1, 2000- June 30, 2000)	$0.24	$0.15
Third Quarter 1999 (July 1, 2000 - September 30, 2000)	$0.19	$0.14
Fourth Quarter (September 30, 2000 - December 31, 2000)	$0.17	$0.11
First quarter (January 1, 2001 through March 15, 2001)	$0.15	$0.09

(b) There are in excess of 500 holders of the common and 3 holders of preferred stock of the Company.

(c) The Company has paid no dividends.

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the fourth quarter of 2000. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash and receivable	6,450,000	$ 645,000
Consulting and other services	725,748	108,673

Total	7,175,748	$ 753,673

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

RESULTS OF OPERATIONS

At the end of year 2000 the Company had generated $92,956 in operational revenue, which had been derived from the production of gold from the Mineral Ridge gold mine. Previous to this, all Company activities had been directed toward development and exploration activities. The Company has two active exploration properties in Nevada and one in Alaska.

At the end of 1999, the Company, along with J. D. Welsh & Associates signed a simple joint operating agreement on December 31,1999 which increased the Company's interest in the Borealis gold project to 68%. Then, in early 2000 Welsh optioned his 32% leasehold interest to Newmex Nevada Inc. This move was positive for Golden Phoenix as Newmex became a willing seller of their 32% after they closed with Welsh. On October 17, 2000 Golden Phoenix announced the purchase of Newmex’s 32 percent interest, which brought its interest to 100% in the underlying lease originally signed with J. D. Welsh and Associates. The property is subject to a small net smelter return royalty when mine production is achieved.

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

Operating expenses totaled $1,092,940 for 2000, compared to $693,589 for 1999. The increase is due primarily to increased exploration activities at Borealis and Contact and the purchase of the Mineral Ridge gold mine and its related maintenance costs. No exploration expenses were incurred on our remaining Alaska property. These changes resulted in a loss of $1,142,023, compared to a loss of $712,847 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31,2000, the Company had current assets of $307,413 compared to current liabilities of $1,639,916. Total current liabilities increased approximately $800,000 due primarily to the debt related to the acquisition of the Mineral Ridge Mine.

During fiscal 2000, liquidity needs were met from: (i) private placement of 144 restricted shares of $900,500, (ii) issuance of stock to vendors and employees for goods and services of $423,420, and (iii) conversion of outstanding debt to common stock of $8,302.

As of December 31, 2000, the company had $38,636 in cash.

The Company anticipates total expenditures for fiscal 2001 for general and administrative expenses to be approximately $468,000 and for exploration and property holding cost to be approximately $850,000. Exploration and holding expenditures include $100,000 for the Mineral Ridge gold mine, $300,000 for the Lewis Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

The Company will continue to explore and develop its properties and intends to acquire new properties, all with the view to enhancing the value of such properties prior to possible joint ventures with major mining company partners.

The ability of the Company to satisfy the cash requirements of its development and operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners. In 2000 the Company continued to receive $20,000 per month from a stock option agreement signed in 1999, which was enough to meet its basic operating needs. The status of this agreement is discussed in Note 15 on page 43 of this report.

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

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

I. Summary Information.

The following are the directors and executive officers of the Company:

Name	Age	Position
Michael R. Fitzsimonds	44	President, Director
Steven D. Craig	53	Vice President, Corporate Secretary, Director
Allan J. Marter	53	Director
David A. Caldwell	40	Director

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

Item 10. - EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2000 did not exceeded $100,000:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s)	Securities Under-lying Options/ SARs (#)(1)	LTIP Payouts ($)	All Other Compen-sation
CEO Michael Fitzsimonds	2000	$60,000		$35,000		2,543,940(4)
	1999	$60,000(3)		$35,000
	1998	$60,000(2)		$35,000		375,000
	1997	$30,000

There is no employee that was paid as much as $100,000 per year in cash compensation. Executive compensation contracts for the payment of a salary were initiated in May of 1998. A copy of the base contract is attached as 14.1. The Company has agreed to pay Mr. Fitzsimonds the sum of $60,000 per year in cash compensation and deferred compensation of $35,000.

(1) Mr. Fitzsimonds was granted options representing a total of 1,925,000 common shares in 1997. As part of restructuring the Company's finances, options representing a total of 780,000 common shares were relinquished, leaving a balance of options for 1,145,000 common shares which expired in June 2000. In 1998 Mr. Fitzsimonds was granted a replacement option for 375,000 common shares at $0.69, the fair market value of the stock on the date of grant. In 2000 Mr. Fitzsimonds was granted options 1,145,000 common shares at $0.22 which replaced the expired option granted in 1997. He was also granted 250,000 in new options at $0.22 in 2000. In addition to these options, Mr. Fitzsimonds owns 100,000 shares of convertible preferred stock, which are convertible at ten shares of common stock for each share of preferred, at a price of $0.10 per common share.

(2) Of the $60,000 in 1998 annual compensation, $30,000 was accrued at December 31, 1998 and remains unpaid as of the date of this report.

(3) Of the $60,000 in 1999 annual compensation, $30,000 was accrued at December 31, 1999 and remains unpaid as of the date of this report.

(4) in addition to the options replaced and granted in note 1 Mr. Fitzsimonds was granted the right to convert his unpaid salary during 1998 and 1999 in to options for 1,148,940 common shares at $0.147.

Option Grants in Last Fiscal Year

	Number of	% of Total
	Securities	Granted to
	Underlying	Employees in	Exercise or	Expiration
Name	Options Granted	Fiscal Year	Base Price	Date
Michael R. Fitzsimonds	1,395,000	31.7%	$0.22	Jun-03
	1,148,940	26.1%	$0.147

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Options Exercised:

Shares Acquired
Name	On Exercise(#)	Value Realized
Michael R. Fitzsimonds	None	N/A

Options Unexercised:

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at 12/31/00		At 12/31/00
Name	Exercisable	Unexercise.	Exercisable	Unexercise.
Michael R. Fitzsimonds	2,918,940	-0-	$805,749	$-0-

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 22, 2000, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney	4,291,034	3,950,000	8,241,034(1)	27.95%
P.O. Box 10725
Reno, NV 89510

Michael R. Fitzsimonds	992,550	2,918,940	3,911,490(2)	13.46%
3595 Airway Dr., Ste 405
Reno, NV 89511

FW Lewis Inc.	1,700,000		1,700,000	5.85%
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

(2) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 375,000 common shares at $0.69, 1,395,000 common shares at $0.22, 1,148,940 common shares at $0.147. During 2000 options for 500,000 common shares at $1.05, 395,000 common shares at $3.00, and 250,000 common shares at $4.00 per share expired.

b) Security Ownership of Management

The following tables set forth, as of March 22, 2000, certain information with respect to director and executive officer ownership of common and preferred stock in the Company:

Common Stock

Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
Michael R. Fitzsimonds	992,550	2,918,940	3,911,490(1)	13.46%
3595 Airway Dr., Ste 405
Reno, NV 89511

Steven D Craig		2,104,256	2,104,256(2)	7.25%
3595 Airway Dr., Ste 405
Reno, NV 89511

David Caldwell		170,000	170,000(3)	0.58%
3595 Airway Dr., Ste 405
Reno, NV 89511

Allan Marter		150,000	150,000(4)	0.51%
3595 Airway Dr., Ste 405
Reno, NV 89511

All directors and executive
officers as a group ( 4 persons)	992,550	5,343,196	6,335,746	21.81%

(1) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 375,000 common shares at $0.69, 1,395,000 common shares at $0.22, 1,148,940 common shares at $0.147. During 2000 500,000 common shares at $1.05, 395,000 common shares at $3.00, and 250,000 common shares at $4.00 per share expired.

(2) Mr. Craig holds options for 344,000 common shares at $0.20, 153,907 common shares at $0.27, 335,049 common shares at $0.22 per share, 287,000 common shares at $0.69 and 984,300 common shares at $0.147 . During 2000 85,049 common shares at $0.50 per share expired.

(3) Mr. Caldwell holds options for 100,000 common shares at $0.22 and 70,000 common shares at $0.20 per share. During 2000 55,000 common shares at $0.10 expired.

(4) Mr. Marter holds options for 100,000 common shares at $0.20 per share and 50,000 common share at $0.22.

The following table sets forth certain information as of March 22, 2000 as to the beneficial ownership of the Company’s preferred stock by all directors, the named executive officers, and all directors and executive officers as a group.

Preferred Stock

		Percent
	Preferred	of
	Shares	Class
Michael R. Fitzsimonds	100,000	63.3%
All directors and executive officers as a group ( 1 persons)	100,000	63.3%

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Officers and directors have loaned the Company a total of $422,100 as of December 31, 2000. The notes payable are unsecured and accrue interest at 8% per annum.

Item 13. - FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

I. List of Financial Statements and Exhibits

1. List of Financial Statements

(a) Consolidated Balance Sheets at December 31, 2000 and 1999

(b) Consolidated Statements of Operations During the Development Stage for the periods ended  December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000

(c) Consolidated Statements of Stockholders’ Equity (Deficit) for the periods ended December 31,  2000 and 1999 and Inception (June 2, 1997) to December 31, 2000

(d) Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000

(e) Notes to Consolidated Financial Statements

2. List of Exhibits

    None

II. Reports on Form 8-K

A Form 8-K dated November 7, 2000 was filed during the quarter ended December 31, 2000. The 8-K reported the purchase of the Mineral Ridge Gold Mine.

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 2000

Page
FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant	23

Balance Sheets at December 31, 2000 and 1999	24

Statements of Operations During the Development Stage for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000	26

Statements of Stockholders’ Equity (Deficit) for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000	27

Statements of Cash Flows for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000	30

Notes to Consolidated Financial Statements	32

EXHIBITS

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason they are not applicable or not required.

Albright, Persing & Associates, Ltd.

CERTIFIED PUBLIC ACCOUNTANTS

1025 Ridgeview Drive, Suite 300

Reno, Nevada 89509

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

Golden Phoenix Minerals, Inc.

We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2000.and December 31, 1999 and from inception (June 2, 1997) to December 31, 2000. These financial statements are the responsibility of Golden Phoenix Minerals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. at December 31, 2000 and 1999 and from Inception (June 2, 1997) to December 31, 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

March 26, 2001                                                                   /S/ Albright, Persing & Associates, Ltd.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

ASSETS
	2000	1999
Current Assets
Cash	$ 38,636	$ 4,306
Prepaid expenses	44,253	2,100
Employee advances	24,524	25,679
Stock subscriptions receivable	200,000	6,000
Total Current Assets	307,413	38,085

Options	25,000	25,000
Joint venture	-	1,050,000
Mining properties and claims	1,862,291	212,291
Property and equipment, net of accumulated depreciation of $68,899 in 2000 and$32,327 in 1999	819,232	42,701
Organization costs, net of accumulated amortization of $809 in 2000 and $577 in 1999	346	578
Deposits	419,874	-
Capitalized reclamation costs	1,300,000	-
Deferred development costs	386,602	64,217
Deferred tax assets, net of valuation allowance	-	-

Total Assets	$ 5,120,758	$ 1,432,872

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2000	1999
Current Liabilities
Accounts payable	$ 254,281	$ 222,626
Accrued liabilities	149,567	132,772
Current portion of long term debt	431,114	4,875
Accrued interest on note payable	22,203	-
Utilities contract payable	316,654	-
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	43,997	46,279
Total Current Liabilities	1,639,916	828,652

Long-term Liabilities
Capital lease obligations	3,755	7,680
Long term debt	86,065	-
Utilities contract payable	65,746	-
Convertible notes payable	485,000	-
Accrued interest convertible notes payable	54,165	-
Reclamation liabilities	1,319,874	-
Total Liabilities	3,654,521	836,332

Stockholders’ Equity (Deficit)
Preferred stock, no par value, 50,000,000 shares authorized and 500,000 shares issued and outstanding at December 31, 2000 and 1999	1,770	2,000
Common stock, no par value, 150,000,000 shares authorized, 36,750,121 and 24,573,940 issued and outstanding at December 31, 2000 and 1999, respectively (including 14,529,118 and 5,625,279 of 144 restricted shares for organizational services at December 31, 2000)	6,394,272	4,470,122
Additional paid in capital	108,300	50,000
Deficit accumulated during the development stage	(5,037,605)	(3,925,582)
	1,466,737	596,540
Less: Stock Subscription Recievable	(500)	-
Total Stockholders’ Equity	1,466,237	596,540

Total Liabilities and Stockholders’ Equity	$ 5,120,758	$ 1,432,872

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

	Cumulative
	During
	Development
	Stage	2000	1999
Revenues
Metal sales	$ 35,145	$ 35,145	$ -
Joint Venture	34,400	-	1,700
Options	2,000	-	-
Property and claims	60,811	57,811	3,000
	132,356	92,956	4,700

Cost of metal sales	27,050	27,050	-

Gross profit	105,306	65,906	4,700

Expenses
Exploration	2,425,544	311,733	396,186
General and administrative	2,573,570	781,207	297,403
	4,999,114	1,092,940	693,589

Loss from Operations	(4,893,808)	(1,027,034)	(688,889)

Other Income (Expense)
Interest income	1,866	1,596	100
Interest expense	(230,685)	(127,179)	(54,093)
Gain on sale of stock in affiliate	10,016	-	-
Gain (loss) on sale of fixed assets	2,551	-	(1,400)
Other income	13,652	3,100	6,513
Other expense	(3,704)	(2,414)	(680)
Rent income	40,176	17,577	22,599
Loss Before Provision for Income Taxes	(5,059,936)	(1,134,354)	(715,850)
Income Tax Benefit (Expense)
Current	-	-	-
Deferred	-	-	3,003
	-	-	3,003

Net Loss before Extraordinary Item	(5,059,936)	(1,134,354)	(712,847)
Extraordinary Item - Gain on Settlement of Debt (net of income tax of $0)	22,331	22,331	-

Net Loss	$ (5,037,605)	$ (1,112,023)	$ (712,847)

Basic and Diluted Net Loss per Common Share	$ (.25)	$ (.04)	$ (.03)

Shares Used in Computing Basic and Diluted Shares	20,092,443	28,298,387	21,079,784

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Recievable	Total

Balances, June 2, 1997 (date of inception)	-	$ -	-	$ -	-	$ -	$ -	$ -

Issuance of common stock for cash	10,465,000	1,139,000	-	-	-	-	-	1,139,000

Issuance of common stock for services - 144 restricted shares	2,000,000	2,000	-	-	-	-	-	2,000

Issuance of preferred stock for services - 144 restricted shares	-	-	500,000	2,000	-	-	-	2,000

Sale of common stock for cash 504 exempt	424,480	843,657	-	-	-	-	-	-

Issuance of common stock for joint venture option purchase 144 restricted shares	50,000	100,000	-	-	-	-	-	100,000

Net loss for the period from June 2, 1997 through December 31, 1997	-	-	-	-	-	(1,461,837)	-	(1,461,837)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Recievable	Total

Balance at December 31, 1997	12,939,480	2,084,657	500,000	2,000	-	(1,461,837)	$ -	624,820

Issuance of common stock to vendors and employees for goods and services	721,000	187,000	-	-	-	-	-	187,000

Issuance of common stock for stock options exercised	510,000	109,315	-	-	-	-	-	109,315

Issuance of common stock in exchange for debt pay off	431,486	383,113	-	-	-	-	-	383,113

Issuance of common stock for cash	1,727,627	685,890	-	-	-	-	-	685,890

Conversion of outstanding debt to common stock	346,667	195,000	-	-	-	-	-	195,000

Net loss for the year ended December 31, 1998	-	-	-	-	-	(1,750,898)	-	(1,750,898)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Recievable	Total

Balance December 31, 1998	16,676,260	3,644,975	500,000	2,000	-	(3,212,735)	-	434,240

Issuance of common stock to vendors and employees for goods and services	5,522,680	587,647	-	-	-	-	-	587,647

Issuance of common stock in exchange for debt pay off	-	-	-	-	-	-	-	-

Issuance of common stock for cash	2,375,000	237,500	-	-	-	-	-	237,500

Acquisition of Treasury Stock	(500,000)	-	-	-	-	-	-	-

Sale of Treasury Stock	500,000	-	-	-	50,000	-	-	50,000

Net loss for the year ended December 31, 1999	-	-	-	-	-	(712,847)	-	(712,847)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Recievable	Total

Balance at December 31, 1999	24,573,940	4,470,122	500,000	2,000	50,000	(3,925,582)	-	596,540

Issuance of common stock to vendors and employees for goods and services 144 restricted shares	2,554,974	415,118	-	-	-	-	-	415,118

Issuance of common stock in exchange for debt pay off.144 restricted shares	33,207	8,302	-	-	-	-	-	8,302

Issuance of common stock for notes/stock subscriptions receivable 144 restricted shares	1,005,000	200,500	-	-	-	-	(500)	200,500

Issuance of stock for purchase of mining properties and claims 144 restricted shares	3,000,000	600,000	-	-	-	-	-	600,000

Issuance of common stock for cash	5,000,000	700,000	-	-	-	-	-	700,000

Preferred stock converted to common shares	583,000	230	(58,300)	(230)	58,300	-	-	58,300

Net loss for the year ended December 31, 2000	-	-	-	-	-	(1,112,023)	-	(1,112,023)

Balance December 31, 2000	36,750,121	$6,394,272	441,700	$ 1,770	$ 108,300	$(5,037,605)	$(500)	$ 1,466,737

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

	Cumulative
	During
	Development
	Stage	2000	1999
Cash Flows From Operating Activities
Net Loss	$ (5,037,605)	$ (1,112,023)	$ (712,847)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	82,578	36,804	15,271
(Loss) gain on sale of fixed assets	(2,551)	-	1,400
Common stock issued for goods and services	1,333,367	423,420	607,647
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(18,524)	7,155	(24,629)
(Increase) Decrease in prepaid expenses	(44,254)	(42,153)	12,308
(Increase) Decrease in deposits	(400,000)	(400,000)	2,300
Increase (Decrease) in accounts payable	241,950	9,324	(154,210)
Gain on extinguishments of debt	22,331	22,331	-
Increase in accrued liabilities	269,933	90,882	63,151
(Decrease) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in deferred exploration and development costs	(386,603)	(322,385)	(64,218)
(Increase) in options	(25,000)	-	-
Deferred income tax (benefit)	-	-	(3,003)
Net Cash (Used) in Operating Activities	(3,907,551)	(1,286,645)	(256,830)

Cash Flows (Used) Provided by Investing Activities
Purchase of property and equipment	(599,964)	(430,703)	(5,998)
Proceeds from fixed asset sales	34,965	-	1,965
Purchase of mining properties and claims	(212,291)	-	(2,291)
Purchase of joint venture	(550,000)	-	-
Net Cash (Used) by Investing Activities	(1,327,290)	(430,703)	(6,324)

Cash Flows From (For) Financing Activities
Proceeds from convertible notes payable	485,000	485,000	-
Principal payments on capital lease obligations	(8,757)	(4,278)	(2,477)
Proceeds from notes payable - stockholders	623,400	-	-
Payments on notes payable - stockholders	(6,300)	-	-
Payments on long-term debt	(116,887)	-	-
Proceeds from notes payable	512,656	512,656	-
Additional paid in capital	58,300	58,300	-
Net proceeds from sale of common stock	3,726,065	700,000	267,500
Net Cash Provided by Financing Activities	5,273,477	1,751,678	265,023

Net Increase in Cash	38,636	34,330	1,869

Cash at Beginning of Period	-	4,306	2,437

Cash at End of Period	$ 38,636	$ 38,636	$ 4,306

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Cumulative
	During
	Development
	Stage	2000	1999

Cash Paid for Interest	$ 73,132	$ 46,516	$ 20,325

Cash Paid for Income Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	Cumulative
	During
	Development
	Stage	2000	1999

Reduction in debt due to renegotiation of joint venture contract	$ 200,000	$ -	$ -

Common stock issued for debt payment	391,415	8,302	-

Common stock issued for stockholder debt payment	195,000	-	-

Common stock issued for joint venture purchase	100,000	-	-

Common stock issued for mining property purchase	600,000	600,000	-

Property plant and equipment purchased through debt assumed	382,400	382,400	-

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

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

The Company is in the development stage and has generated little revenue. It has been funded primarily through stock sales and loans from officers and shareholders. The Company’s prospects are subject to the risks, expenses and uncertainties frequently encountered in the mining exploration industry. These risks include the volatility of mineral prices and the ability to explore and develop profitable mining properties.

The Company has experienced losses since its inception in 1997 and had an accumulated deficit at December 31, 2000. The Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. The Company intends to have an ongoing program to obtain outside financing for its exploration and development activities. Failure to raise additional capital when needed could have a material adverse effect on the Company=s business, results of operations and financial condition. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The company incurred a net loss of $1,112,023 and $712,847 for the years ended December 31, 2000 and 1999, respectively, and has an accumulated deficit of $5,037,605 as of December 31, 2000.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

Concentrations

Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company’s account at times, may exceed federally insured limits.

Concentration of Operations - The Company’s operations are all related to the minerals exploration and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

During 2000 31% of revenues consisted of gold sales to one party; 51% was income involving a joint venture agreement and 15% was for a sub-lease agreement for office space. In 1999, the major source of income was from the office sub-lease agreement.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of assets recorded under capital leases, is calculated using the straight line method over lives ranging from three (3) to forty (40) years.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

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

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclamation and Remediation Costs

Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future reclamation and remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs.

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

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties.

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

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

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

Since the fully diluted loss per share for the years ended December 31, 2000 and 1999 was antidilutive, basic and diluted earnings per share are the same. Accordingly options to purchase common stock at December 31, 2000 and 1999, of 5,840,671 and 4,096,066 shares, warrants to purchase common stock of 9,950,000 and 2,150,000 shares and common shares potentially issuable upon conversion of preferred stock existing at the end of 2000 of 4,417,000 and 1999 of 5,000,000 shares, were not included in the calculation of diluted earnings per common share.

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company implemented SFAS No. 130 for the year ended December 31, 1998. During 2000 and 1999, the Company did not generate transactions considered part of other comprehensive income.

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

In June, 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting of Derivative Instruments and Hedging Activities, however, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company’s consolidated financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 3 - BUSINESS ACQUISITIONS

Golden Phoenix Alaska, Inc., was incorporated on September 15, 1998 under the laws of the State of Nevada. Golden Phoenix Minerals, Inc. (the Company) conveyed all of its property interests in Alaska to Golden Phoenix Alaska, Inc., in return for 2,500,000 shares of stock of which 500,000 shares were resold in 1998.

In October of 1999, the Company exchanged 100% of its equity ownership (approximately 72%) in Golden Phoenix Alaska, Inc., for an equity interest in the Cirque Property (a joint venture with Camnor Resources). The Cirque Property has been recorded at historical cost and no gain or loss was realized as part of the transaction. As part of the agreement with Golden Phoenix Alaska, Inc., Dennis McDowell’s 500,000 shares in Golden Phoenix Minerals, Inc., were purchased as Treasury Stock and later resold.

On November 7, 2000 the company purchased the Mineral Ridge gold mine located near Silver Peak, Nevada. The company purchased the mine for $225,000 in cash and assumed debt of approximately $382,400. The company plans to bring the mine back into production in 2001. The company had sales of minerals produced from the prior operation of the mine of $35,145 in 2000. The company plans to mine 648,000 tons of ore production annually and estimates a total of 180,406 ounces of gold over the life of the mine which is estimated to be 4.4 years with leaching scheduled for 6 years. The company assumed reclamation deposits of $900,000 and $19,873.97 for future reclamation when they purchased the mine. They are currently negotiating a new reclamation bond for approximately $3.1 million and have prepared a new reclamation plan which was accepted by the Nevada Department of Environmental Protection and the Bureau of Land Management in March, 2001. Golden Phoenix hopes to have all requirements for re-starting the mine resolved by mid-2001.

NOTE 4 - OPERATIONS - JOINT VENTURES

On September 19, 1997 the Company entered into a joint venture agreement with Kennecott Exploration on its High Grade property located in Modoc County, California. During 1998 the Company incurred $133,986 in exploration work. This project was abandoned December 1998.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property (Borealis Property). The Welsh interest in the Borealis property was in a joint venture with Cambior Exploration USA, Inc. (Cambior). Cambior has elected to terminate the joint venture due to budgetary constraints on their US exploration program. The Company had the option to purchase all of Welsh’s interest in Borealis over three years for a total of $1,250,000 in payments. The purchase price for 65% ownership in the joint venture was reduced to $1,050,000 in December of 1998 and the balance has been paid in full.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 4 - OPERATIONS - JOINT VENTURES - Continued

The Company, along with J. D. Welsh and Associates, Inc. signed a simple joint operating agreement on December 31, 1999 which also increased the Company’s interest to 68%. On October 25, 2000 J. D. Welsh assigned it’s 32% interest in Borealis to Newmex Nevada, Inc. In October 2000 Golden Phoenix Minerals, Inc. acquired from Newmex Nevada Inc. it’s 32% interest in the Borealis project for 3,000,000 shares of Golden Phoenix Minerals Inc. Common Stock, and 3,000,000 of two year warrants to purchase one additional share at a strike price of $0.13 per share. The shares are restricted under SEC Rule 144.

As part of the agreement Newmex has purchased an additional 3,000,000 common shares and 3,000,000 two year $0.13 warrants for $600,000. The agreement requires that the $600,000 be used for the purchase and operations of the Mineral Ridge Mine. $600,000 was deposited in escrow account. At December 31, 2000 the Company has drawn $400,000 and is owed an additional $200,000.

The Company acquired on September 18, 1997, an option to purchase 100% of the issued and outstanding stock of F. W. Lewis, Inc. and Mina Gold Mine, Inc. (Collectively Lewis Companies) for an option payment of $250,000. The option expired December 31, 1997 and was renewed on January 6, 1998 for an additional $250,000. The Lewis Companies control in excess of 25,000 acres of mining properties consisting of patented and unpatented mining claims, patented and unpatented mill sites, and fee lands in Nevada, Colorado, and certain oil and gas interests in California. The purchase price for the Lewis Companies and all their real and personal property assets was $20,000,000. The option to purchase was terminated due to the inability to secure financing for the $20,000,000 exercise price. F.W. Lewis, Inc., then granted Golden Phoenix Minerals, Inc. an exploration license granting the Company the exclusive right and license to explore the property terminating December 31, 2002. The agreement requires stock distributions of $2,200,000 of Golden Phoenix, Inc., common stock and minimum work requirements totaling $750,000. During 1999, the Company distributed $200,000 in Golden Phoenix, Inc. common stock and incurred $358,374 in work requirements. The Company incurred $177,349 in work requirements during 2000. F. W. Lewis has suspended the required stock distributions for the current time.

The Company has retained their interest in the Contact copper property which is part of the F. W. Lewis portfolio. On January 28,1998 the Company entered into a joint venture agreement with International Enexco Ltd. (Enexco). The Company has the option to purchase 60% of the properties and the Contact Venture for a total of $2,600,000 in Work Requirements and $313,000 in payments over a six year period. The company paid $25,000 in option costs for the agreement in 1998. During 1999, the Company incurred $387,820 in work requirements and $24,000 in cash and issued 24,000 shares of stock for mining lease payments. During 2000, the Company incurred $177,349 in work requirements and $48,000 in mining lease payments.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 5 - DEFERRED DEVELOPMENT COSTS

During 1999, the Company evaluated their Contact and Borealis properties and determined, based on identified mine deposits, that these properties are now in the development stage. Costs incurred after September 30, 1999, will be capitalized. Such costs will be depreciated upon the commencement of commercial production.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Short term notes payable to related parties consisted of the following amounts at December 31:

	2000	1999

Notes payable to stockholders, non-interest bearing, interest imputed at 8%, principal and unpaid accrued interest due on demand, unsecured	$ 422,100	$ 422,100

The Company incurred related party interest expense of $28,140 and $33,768 for the years ended December 31, 2000 and 1999, respectively.

NOTE 7 - OPTIONS

The Company had the following options at December 31:

	2000	1999
International Enexco Inc. Contact joint venture	$ 25,000	$ 25,000

NOTE 8 - MINING PROPERTIES AND CLAIMS

The Company had the following mineral rights and claims at December 31:

	2000	1999
Mineral rights, claims and options in Cirque Property	$ 212,591	$ 212,591

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at December 31:

	2000	1999
Land	$ 57,600	$ -
Computer equipment	43,083	41,480
Trucks	136,656	-
Office furniture and equipment	16,516	16,516
Equipment under capital lease	17,032	17,032
Mining equipment	517,244	-
Building	100,000	-
	888,131	75,028
Less: Accumulated Depreciation	(68,899)	(32,327)

	$ 819,232	$ 42,701

NOTE 10 - ORGANIZATION COSTS

Organization costs are being amortized over five years. The balance at December 31 is as follows:

	2000	1999

Organization costs	$ 1,155	$ 1,155
Less accumulated amortization	(808)	(577)

	$ 347	$ 578

Amortization expense for the years ended December 31, 2000 and 1999 amounted to $231 each year.

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2000	1999
Accrued payroll and related expenses	$ 133,678	$ 131,916
Other accrued liabilities	15,889	856

	$ 149,567	$ 132,772

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 12 - LONG TERM DEBT

Long term debt consisted of the following:	2000	1999
Convertible notes payable dated January -April, 2000, interest at 12% per annum with accrued interest and principal due 2005, five years from issue date. The notes are convertible into restricted common shares of Golden Phoenix Minerals, Inc. at $0.20 per share.	$ 485,000	$ -

Note payable to Newmex Nevada, Inc. dated November 7, 2000, interest at 24% per annum, interest and principal due February 5, 2001, with option to extend due date.	400,000	-

Capital lease payable to IKON Capital Resources, dated October 15, 1997 payable at $250.38 per month, including interest imputed at 15.2% per annum, maturity November, 2002, secured by certain computer equipment, personally guaranteed by a shareholder.	8,277	12,555

Note payable to GMAC, dated November 17, 2000, payable at $672.58 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	29,798	-

Note payable to GMAC, dated November 17, 2000, payable at $672.58 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	29,799	-
Note payable to GMAC, dated November 17, 2000, payable at $599.51 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	26,561	-

Note payable to GMAC, dated November 17, 2000, payable at $598.08 per month including interest at 3.9% per annum through December, 2004, secured by a 2000 GMC Sierra truck.	26,498	-
	1,005,933	12,555
Less: Current portion of long term debt	(431,113)	(4,875)

	$ 574,820	$ 7,680

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

Maturities on long term debt are as follows:

Year Ended
December 31,
2001	$ 431,113
2002	31,399
2003	28,741
2004	29,680
2005 and thereafter	485,000

$ 1,005,933

NOTE 13 - COMMITMENTS

Leases

The Company leases its facilities under a non-cancelable operating lease expiring July 31, 2002. The following is a schedule, by years, of the future minimum lease payments under operating leases, together with the net minimum lease payments as of December 31, 2000.

Year ended December 31, 2001	$ 28,662
Year ended December 31, 2002	16,720

$ 45,382

Rental expense for all operating leases was $45,742 and $53,076 for the years ended December 31, 2000 and 1999, respectively.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS - Continued

The Company sub-leased a portion of its office space to Whitney & Whitney, Inc., a related party under a non-cancelable operating lease which expired July 31, 2000. Sub-lease income was $17,577 for the year ended December 31, 2000.

Capital Leases

The Company has computer equipment with a net book value of $5,430 (accumulated depreciation of $11,602) under capital leases at December 31, 2000.

Minimum future lease payments under the capital leases as of December 31, 2000, is as follows:

Year ended
December 31,
2001	$ 5,633
2002	4,022
9,655
Less: amount representing interest	(1,378)

Present value of minimum lease payments	$ 8,277

Mining Lease - Borealis Project

The Company leases mining property in Mineral County, Nevada, known as the Borealis Property. The lease is cancelable within 90 days. Future lease payments as of December 31, 2000 are as follows:

Years Ended
December 31,
2001	$ 84,000
2002	96,000

For years after 2002, the lease continues at $8,000 per month with adjustments based upon the consumer price index, with no expiration of the lease.

Mining Lease - F.W. Lewis Contact Property

The Company leases mining property in Elko County, Nevada, known as the Contact Property, as part of a joint venture agreement. The lease is cancelable within 30 days. Future lease payments as of December 31, 2000 are as follows:

Years Ended
December 31,
2001	30,000
2002	30,000

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS - Continued

Mining Lease - International Enexco Limited - Contact

The Company also leases mining property in Elko County, Nevada, known as the Contact Property as part of a joint venture agreement with International Enexco. The lease is cancelable within thirty days. Future lease payments as of December 31, 2000 were as follows:

Years Ended
December 31,
2001	$ 48,000
2002	48,000
2003	48,000
2004	48,000

Royalty Agreement - Mary Mining Company, Inc.

As part of the purchase of the Mineral Ridge Mine, the Company assumed a net smelter returns royalty agreement with Mary Mining Company, Inc. The agreement calls for a production royalty of the net smelter returns. The royalty percentage rate is based on the price of gold per troy ounce.

Price of Gold per Troy Ounce	Royalty Percentage Rate

Less than or equal to $300	2.5%
Greater than $300, but less than or equal to $325	3%
Greater than $325, but less than or equal to $350	3.5%
Greater than $350, but less than or equal to $375	4%
Greater than $375, but less than or equal to $400	4.5%
Greater than $400, but less than or equal to $500	5%
Greater than $500, but less than or equal to $600	5.5%
Greater than $600, but less than or equal to $800	6%
Greater than $800, but less than or equal to $1,000	7%
Greater than $1,000	8%

The Company is required to pay a minimum advance royalty of $60,000 per year due July of each year, which shall be credited cumulatively against the production royalty payments.

The Company paid $43,561.65 for its pro-rata share for 2000/2001.

Electric Service Agreement - Mineral Ridge Mine

On November 7, 2000, the Company assumed the electric services and utilities agreement between Mineral Ridge Resources, Inc. and Sierra Pacific Power Company in conjunction with the purchase of the Mineral Ridge Mine. The original agreement was dated July 11, 1997. The agreement calls for monthly payments of $24,358 through July, 2002. The Company has deposited $400,000 with Sierra Pacific Power Company to guarantee payment of the contract. The total amount due on the agreement is $382,400. Future payments as of December 31, 2000 are as follows:

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS - Continued

Year ended
December 31,
2001	$ 316,654
2002	65,746
$382,400

Environmental Obligations

As part of the purchase of the Mineral Ridge Mine, the Company is responsible for future reclamation costs. The Company has prepared a reclamation plan for $1.3 million which was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in March of 2001. The estimated future reclamation and remediation cost are accrued and will be charged over the expected operating lives of the mines using the unit-of-production method. The Company assumed a certificate of deposit for $900,000, which was collateral for the reclamation bond of Mineral Ridge Resources, Inc. Golden Phoenix Minerals is negotiating a new reclamation bond for approximately $3.1 million and is planning on transferring the $900,000 as collateral for the new bond.

NOTE 14 – STOCKHOLDER’S EQUITY

Common Stock

As of December 31, 2000, the Company has reserved a total of 5,840,671 shares of common stock pursuant to outstanding stock options. No options were exercised during 1999 or 2000.

Preferred Stock

The authorized number of preferred shares is 50,000,000 of which 441,700 of section 144 restricted shares were issued and outstanding as of December 31, 2000. Preferred stock is convertible to ten restricted common shares for every one preferred share at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997. At December 31, 2000 the Company was offering to buy back the preferred shares from the shareholders. During 2000, 58,300 shares were converted to 583,000 shares of common stock.

Redeemable Common Stock Warrants

Warrants for the purchase of common shares that were issued and outstanding as of December 31, 2000 are summarized below:

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

Number of	Exercise	Year of
Warrants	Price	Expiration
1,000,000	0.20	2001
2,200,000	0.10	2002
6,000,000	0.13	2002
750,000	0.10	2003
9,950,000

NOTE 15 - RELATED PARTY TRANSACTIONS

During 1998, various employees and shareholders exercised 1,095,642 of options for $118,405. Notes payable to stockholders at December 31, 2000 and 1999, consisted of unsecured short-term notes at 8% interest in the amount of $422,100.

The Company sub-leased part of its office space to Whitney & Whitney, Inc. The sublease expired in July, 2000. The Company has a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and may be extended for an additional three years. The agreement calls for payments by Golden Phoenix Minerals, Inc. of a minimum of $2,500 per month in restricted Golden Phoenix common shares. The agreement may be terminated by either party upon 90 days written notice. Total services from Whitney & Whitney were $148,168 for 2000 and $95,546 for 1999.

The President of Whitney & Whitney, Inc., Dr. Whitney, is a shareholder of Golden Phoenix Minerals, Inc. At December 31, 2000, he owned approximately 11% of outstanding stock. Dr. Whitney has an agreement to acquire up to 10,000,000 common shares of the Company. He has agreed to purchase up to 5,000,000 restricted common shares at $0.10, each share accompanied by a 3 year warrant to purchase one additional share at $0.10. Dr. Whitney has the right to transfer these options to others.

On November 7, 2000, the Company borrowed $400,000 from Newmex Nevada, Inc., a shareholder in the Company. See Note 12.

NOTE 16 - INCOME TAXES

The income tax provision consists of the following at December 31:

	2000	1999

Current Federal Tax Expense	$ -	$ -
Deferred Federal Tax Benefit (Expense)	-	3,003
Total Provision for Income Taxes	$ -	$ 3,003

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 16 - INCOME TAXES - Continued

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are depreciation, net operating loss carryforwards and accrued salaries.

The total deferred tax liabilities and assets are as follows:

	2000	1999
Deferred tax liabilities	$ (2,261)	$ (1,959)
Deferred tax assets	734,895	563,895
Total valuation allowance recognized for deferred tax assets and liabilities	(732,634)	(561,936)

Net Deferred Tax (Liability) Asset	$ -	$ -

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

The Company has available at December 31, 2000, unused operating loss carryforwards, which may be applied against future taxable income, that expire as follows:

Expiration During
Amount of Unused Operating	Year Ended
Loss Carryforwards	December 31

$ 1,139,999	2015
658,624	2014
1,648,493	2013
1,452,185	2012

$ 4,889,301

The principal reasons for the difference between the effective income tax rate and the federal statutory rate are as follows:

	2000	1999
Federal benefit expected at statutory rate	$ (171,303)	$ (106,927)
Operating losses with no current benefit	171,000	98,794
Accrued salaries	938	6,108
Depreciation	(302)	(290)
Non-deductible expenses	(333)	2,315

	$ -	$ -

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market value information and appropriate methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amount the Company could realize in a current market exchange. Estimated fair values of the Company’s financial instruments as of December 31, 2000 and December 31, 1999 are the same as their carrying amount.

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

NOTE 18 - STOCK OPTIONS

The Company applies APB Opinion 25 in accounting for its stock options. Compensation cost charged to operations was $0 in 2000 and 1999. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:

	2000	1999
Net Income (Loss)

As reported	$ (1,142,023)	$ (712,847)

Pro forma	$ (1,392,023)	$ (712,847)

Basic and Diluted Earnings Per Share

As reported	$ (.04)	$ (.03)

Pro forma	$ (.05)	$ (.03)

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 18 - STOCK OPTIONS - Continued

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 2000:

2000

Dividend Yield	0%
Risk-Free Interest Rate	5.50%
Expected Life	1-2.5 years
Expected Volatility	131.31%

Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $250,900 in 2000 and $0 in 1999.

Following is a summary of the status of options outstanding during the years ended December 31, 2000 and 1999:

YEAR ENDED 12-31-00		YEAR ENDED 12-31-99
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Shares	Price	# of Shares	Price
Outstanding at
January 1	4,096,066	$ 1.49	4,096,066	$ 1.49
Granted	4,732,764.21		-	-
Canceled	(337,000)	.63	-	-
Expired	(2,651,159)	2.06	-	-
Exercised	-	-	-	-

Outstanding at December 31	5,840,671.25		4,096,066	1.49
Options exercisable at December 31	5,840,671.25		4,096,066	1.49

Weighted average fair value of options granted during 2000 and 1999	-	.25	-	1.49

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 18 - STOCK OPTIONS - Continued

The following table summarizes information regarding stock options outstanding at December 31, 2000:

	Outstanding Options			Exercisable Options
		Weighted
		Average
		Remaining	Weighted		Weighted
Exercise		Contractual	Average		Average
Price Range	Number	Life	Exercise Price	Number	Exercise Price
$ 0.15	2,465,715	*	$ 0.15	2,465,715	$ 0.15
0.20	514,000	1.00 years	0.20	514,000	0.20
0.22	1,930,049	2.50 years	0.22	1,930,049	0.22
0.27	203,907	1.00 years	0.27	203,907	0.27
0.69	727,000	1.00 years	0.69	727,000	0.69

	5,840,671			5,840,671

* The term of these options is from the date of grant until six months after all loans, advances or other debts due to the employees granted these options have been paid in full.

NOTE 19 - SUBSEQUENT EVENTS

During 2001, the Company converted 2,500 shares of preferred stock to 25,000 shares of common stock.

The Company is currently negotiating a $3,500,000 line of credit to fund the start up of the Mineral Ridge Mine. The terms of the agreement have not yet been finalized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                GOLDEN PHOENIX MINERALS, INC.

Date: March 29, 2001                                                                                                            By: /s/ Michael R. Fitzsimonds

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

Date: March 29, 2001                                                                                                           By: /s/ Michael R. Fitzsimonds

                                                                                                                                                       Michael R. Fitzsimonds

                                                                                                                                                       President and Director

                                                                                                                                                       (Principal Executive, Financial and

                                                                                                                                                      Accounting Officer)

Date: March 29, 2001                                                                                                          By: /s/ Steven D. Craig

                                                                                                                                                      Steven D. Craig

                                                                                                                                                      Vice President, Secretary, and

                                                                                                                                                      Director

Date: March 29, 2001                                                                                                          By: /s/ Allen J. Marter

                                                                                                                                                     Allen J. Marter

                                                                                                                                                     Director

Date: March 29, 2001                                                                                                          By: /s/ David A. Caldwell

                                                                                                                                                      David A. Caldwell

                                                                                                                                                      Director