Form 10QSB
period 2001-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2001-05-15
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

The number of shares outstanding of the Registrant's  Common Stock as of April 30, 2001 was 37,740,920.

Transitional Small Business Disclosure Format (check one):  Yes No X

GOLDEN PHOENIX MINERALS, INC.INDEX

Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of March 31, 2001 and December 31, 2000.	3-4
Condensed Statements of Operations during the Development Stage for the Three Months Ended March 31, 2001 and 2000, and Inception (June 2, 1997) to March 31, 2001.	5
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2001and 2000, and Inception (June 2, 1997) to March 31, 2001.	6
Notes to Condensed Financial Statements.	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

PART II Other Information
Item 2. Changes in Securities and Use of Proceeds	9
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

MARCH 31, 2001 AND DECEMBER 31, 2000

(Unaudited)

ASSETS

	March 31, 2001	December 31, 2000
Current Assets
Cash	$ 93,511	$ 38,636
Prepaid expenses	68,908	44,253
Employee Advances	25,101	24,524
Stock subscription receivable	-	200,000
Other receivables	185	-
Total Current Assets	187,705	307,413

Options	25,000	25,000
Mining properties and claims	1,862,291	1,862,291
Property and equipment, net of accumulated
depreciation of $103,895 at March 31, 2001, and $68,899 at December 31, 2000	791,375	819,232
Organization costs, net of accumulated
amortization of $866 at March 31, 2001, and $809 at December 31, 2000	289	346
Deposits	420,641	419,874
Capitalized reclamation costs	1,300,000	1,300,000
Deferred development costs	396,617	386,602
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$4,983,918	$5,120,758

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

MARCH 31, 2001 AND DECEMBER 31, 2000

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2001	December 31, 2000
Current Liabilities
Accounts payable	$ 286,982	$ 254,281
Accrued liabilities	188,906	149,567
Current portion of long term debt	530,352	426,592
Accrued interest on notes payable	46,202	22,203
Utilities contract payable	382,400	316,654
Current portion of capital lease obligations	5,001	4,522
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	47,073	43,997
Total Current Liabilities	1,909,016	1,639,916

Long-term Liabilities
Capital lease obligations	2,678	3,755
Long term debt	79,253	86,065
Utilities contract payable	-	65,746
Convertible notes payable	485,000	485,000
Accrued interest convertible notes payable	68,517	54,165
Reclamation liabilities	1,319,874	1,319,874
Total Liabilities	3,864,338	3,654,521

Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares
authorized and 432,200 and 441,700 shares issued and outstanding at March 31, 2001, and
December 31, 2000	1,732	1,770
Common stock, no par value, 150,000,000
shares authorized, 28,987,056 and 28,298,387
issued and outstanding at March 31, 2001 and December 31, 2000, respectively (including 14,609,993 of 144 restricted shares for organizational services)	6,475,184	6,394,272
Additional Paid-in Capital	117,800	108,300
Deficit accumulated during the development stage	(5,474,636)	(5,037,605)
	1,120,080	1,466,737
Less: Stock Subscription Receivable	(500)	(500)
Total Stockholders’ Equity	1,119,580	1,466,237
Total Liabilities and Stockholders’ Equity	$ 4,983,918	$ 5,120,758

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED MARCH 31, 2001, AND 2000

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 2001

(Unaudited)

	Cumulative During Development Stage	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Revenues
Metal Sales	$ 102,212	$ 67,067	$ -
Joint Venture	34,400	-	-
Options	2,000	-	-
Property and Claims	60,811	-	-
	199,423	67,067	-

Cost of Metal Sales	89,126	62,076	-
Gross Profit	110,297	4,991	-
Expenses
Exploration	2,599,176	203,632	69,112
General and administrative	2,793,364	189,794	124,702
	5,392,540	393,426	193,814

Loss from Operations	(5,282,243)	(388,435)	(193,814)

Other Income (Expense)
Interest income	2,633	767	-
Interest expense	(280,118)	(49,433)	(29,169)
Gain on sale of stock in affiliate	10,016	-	-
Gain (loss) on sale of fixed assets	2,551	-	-
Other income	13,722	70	2,036
Other expense	(3,704)	-	-
Rent Income	40,176	-	7,533

Loss Before Provision for Income Taxes	(5,496,967)	(437,031)	(213,414)

Income Tax
Current	-	-	-
Deferred	-	-	-
	-	-	-

Net Loss Before Extraordinary item	(5,496,967)	(437,031)	(213,414)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	22,331	-	14,.699
Net Loss	$(5,474,636)	$(437,031)	$(198,715)

Basic and Diluted Net Loss per Common
Share Before Extraordinary Gain	$(0.27)	$(0.01)	$(0.01)
Extraordinary Gain on Extinguishment of Debt	0.001	0.000	0.001
Basic and Diluted Net Loss per Common Share	(0.26)	(0.01)	(0.01)
Shares Used in Computing Basic and
Diluted Shares	20,672,526	37,211,464	25,146,062

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 2001

(Unaudited)

	Cumulative During Development Stage	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Cash Flows From Operating Activities
Net Loss	$(5,474,636)	$(437,031)	$(198,715)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	117,631	35,053	3,096
Gain (Loss) on sale of fixed assets	(2,551)	-	-
Common stock issued for goods and services	1,414,241	80,874	75,432
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(19,101)	(577)	2,432
(Increase) in other receivables	(185)	(185)	-
Decrease on stock subscriptions receivable	-	200,000	-
(Increase) in refundable deposits	(400,767)	(767)	-
(Increase) Decrease in prepaid expenses	(68,909)	(24,655)	195
Increase (Decrease) in accounts payable	274,651	32,701	(81,106)
Gain on extinguishments of debt	22,331	-	-
Increase (Decrease) in accrued liabilities	350,698	80,766	3,409
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	-
(Increase) in deferred exploration costs	(396,617)	(10,015)	(174,160)
Net Cash (Used) in Operating Activities	(4,151,387)	(43,836)	(369,417)

Cash Flows From Investing Activities
Purchase of property and equipment	(607,103)	(7,139)	(1,603)
Proceeds from fixed asset sales	34,965	-	-
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(1,334,429)	(7,139)	(1,603)

Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	-	445,000
Principal payments on capital lease obligations	(9,355)	(598)	(1,734)
Proceeds from notes payable – stockholders	623,400	-	-
Payments on notes payable – stockholders	(6,300)	-	-
Proceeds from notes payable	616,156	103,500	-
Payments on long-term debt	(123,439)	(6,552)	-
Additional paid-in capital	67,800	9,500	-
Net proceeds from sale of common stock	3,926,065	-	70,000
Net Cash Provided by Financing Activities	5,579,327	105,850	513,266

Net Increase in Cash	93,511	54,875	142,246

Cash at Beginning of Period	-	38,636	4,306

Cash at End of Period	$ 93,511	$ 93,511	$ 146,552

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	81,138	8,006	15,400
Cash paid for income taxes	-	-	-

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2000. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

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

RESULTS OF OPERATIONS

Operational revenue of $67,067 was generated through March 31, 2001. Most Company activities have been directed toward exploration/development activities on our three key properties. The Company has exploration properties in Nevada and a royalty interest in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production. The operational revenue was generated through sales of metal from the Mineral Ridge mine.

The Company entered into an agreement on August 21, 1997 with J. D. Welsh & Associates to purchase an interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis property ("Borealis Property"). The Company purchased 65% of Welsh’s leasehold interest in Borealis during 1998. The purchase was stopped at 65% due to economic constraints on our operating capital. The Company, along with J. D. Welsh & Associates signed a simple joint operating agreement on December 31, 1999 which also increased the Company's interest to 68% and defined other relationships.

On October 25, 2000, J. D. Welsh assigned it’s 32% interest in Borealis to Newmex Nevada, Inc. In October 2000 Golden Phoenix Minerals, Inc. acquired from Newmex Nevada, Inc. it’s 32% interest in the Borealis project for 3,000,000 shares of Golden Phoenix Minerals, Inc. common stock, and 3,000,000 of two year warrants to purchase one additional share at a strike price of $0.13 per share. The shares are restricted under SEC Rule 144.

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

Operating expenses totaled $393,426 for the first quarter of 2001, compared to $193,814 for 2000. The increase is due primarily to the operation of the Mineral Ridge mine in Esmeralda County, Nevada. The change resulted in a net loss of $437,031 for 2001, compared to a net loss of $198,715 for the same period in 2000.

RECENT DEVELOPMENTS

Mineral Ridge

At Mineral Ridge, the Company has a mineable reserve of 2,658,000 tons averaging 0.079 ounces gold per ton for a total of 209,200 ounces. Since the Company purchased the property in November 2000, it has completed ten gold pours from the ongoing rinsing of the gold ore on the mine’s leach pads and cleanup of the process plant. This has produced a total of 738.98 ounces of gold silver dore’, which when refined yielded 440.98 ounces of gold and 188.8 ounces of silver. The difference in weight between the dore’ and gold and silver is attributed to unwanted metals in the dore’. The Company has also been maintaining and repairing portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices since the November purchase of the property.

On March 14, 2001 the Company announced that its Mineral Ridge Revised Reclamation Plan and Permit was approved by the U.S. Bureau of Land Management and the Nevada Division of Environmental Protection. Golden Phoenix has also requested transfer to it of all other key permits, including the Water Pollution Control Permit, the Storm Water General Permit, the Industrial Artificial Pond Permit and the Air Quality Permit. During the first quarter, the Company worked diligently to post the required $3.16 million bond for the Reclamation Plan and Permit. On about the first of May the Company determined that the bond amount was out of reach, and therefore scheduled meetings with the Nevada Department of Environmental Protection and the Bureau of Land Management to discuss the delay in posting the reclamation bond. These discussions centered on reducing the required bond amount by amending the just approved permit. This amendment will revise the operating plan to allow the Company to "re-mine" the ore on the leach pad by processing it with gravity methods. No cyanide will be used. The Company estimates that between 20,000 to 40,000 of gold of fine and course grained gold will be recovered from the pad in about one year of operations. Both agencies verbally approved of our new plan, and they agreed to cooperate to move this amendment through quickly. The Company expects the amendment to be approved and a new lower bond posted by the end of May. Approval of the amendment also leaves the rest of the operating plan intact so that the Company can engage in full scale mining operations at a later date. Gold production from the pad is scheduled to be underway by the first part of June following approval of the amendment.

Contact

On February 28, 2001 the Company reported the results of a short drilling program conducted in December at its Contact copper property. This four-hole, reverse-circulation-drilling program was completed in mid December for a total of 1850 feet drilled. Two holes were located in the main Banner zone and two in a peripheral target. The best hole reported was CRC-00-3, which intercepted 60 feet of 0.78% Cu. This interval contained a high assay of 5 feet of 3.24% copper, and the hole had other short intervals of copper mineralization. Golden Phoenix previously estimated the identified copper resource for the Contact property at about 61.5 million tons averaging 0.77% copper at a 0.2% cutoff grade for 953 million pounds of copper. The Company is currently evaluating the economics of building a high-grade underground mine and continues to seek a joint venture partner.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the company had $93,511 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and Borealis property. The Borealis Property lease payments are $7,000 per month. Payments to the end of March 31, 2001 total $21,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the first quarter of 2001 are $19,500. The payments are payable in cash.

The ability of the Company to satisfy the cash requirements of its exploration, development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners. In 1999 the Company negotiated a stock option agreement wherein it has been receiving $20,000 per month in cash, enough to meet its basic operating needs. The party holding this option agreement has fallen short of the purchase agreement by $95,000.

The Company is currently offering a Private Placement under Rule 144 to raise $500,000. The offering consists of units priced at $0.10 for one restricted common share and a two year warrant to purchase one restricted common share for $0.10, with a minimum investment of $10,000. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to cover the option agreement as well as meet its contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

PART II OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first quarter of 2001. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
First quarter 2001	Issued	Received
Issued for goods and services	593,669	$ 80,874

Total first quarter 2001	593,669	$ 80,874

Item 6. EXHIBITS AND REPORTS ON FORM 8-K(a) Exhibits: None

(b) There was one 8k statement filed with an amendment for the purchase of the remaining 32% of our Borealis lease with an equity purchase of stock by Newmex minerals during the three month period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                            GOLDEN PHOENIX MINERALS, INC.

Date: May 14, 2001                                                                          By: /s/ Michael R. Fitzsimonds

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

Date: May 14, 2001                                                                          By: /s/ Michael R. Fitzsimonds

                                                                                                                   Michael R. Fitzsimonds

                                                                                                                    President and Director

                                                                                                                   (Principal Executive, Financial and

                                                                                                                   Accounting Officer)