Form 10QSB/A
period 2001-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2001-05-24
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.     Yes X        No

The number of shares outstanding of the Registrant's Common Stock as of April 30, 2001 was 37,814,795.

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
shares authorized, 37,740,920 and 36,750,121
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

March 31, 2001(Unaudited)

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

On March 14, 2001 the Company announced that its Mineral Ridge Revised Reclamation Plan and Permit was approved by the U.S. Bureau of Land Management and the Nevada Division of Environmental Protection. Golden Phoenix has also requested transfer to it of all other key permits, including the Water Pollution Control Permit, the Storm Water General Permit, the Industrial Artificial Pond Permit and the Air Quality Permit. During the first quarter, the Company worked diligently to post the required $3.16 million bond for the Reclamation Plan and Permit. On about the first of May the Company determined that the bond amount was out of reach, and therefore scheduled meetings with the Nevada Department of Environmental Protection and the Bureau of Land Management to discuss the delay in posting the reclamation bond. These discussions centered on reducing the required bond amount by amending the just approved permit. This amendment will revise the operating plan to allow the Company to "re-mine" the ore on the leach pad by processing it with gravity methods. No cyanide will be used. The Company estimates that between 20,000 to 40,000 ounces of fine and course grained gold will be recovered from the pad in about one year of operations. Both agencies verbally approved of our new plan, and they agreed to cooperate to move this amendment through quickly. The Company expects the amendment to be approved and a new lower bond posted by the end of May. Approval of the amendment also leaves the rest of the operating plan intact so that the Company can engage in full scale mining operations at a later date. Gold production from the pad is scheduled to be underway by the first part of June following approval of the amendment.

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

                                                                                                                 GOLDEN PHOENIX MINERALS, INC.

Date: May 24, 2001                                                                               By: /s/ Michael R. Fitzsimonds

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

Date: May 24, 2001                                                                               By: /s/ Michael R. Fitzsimonds

                                                                                                                         Michael R. Fitzsimonds

                                                                                                                         President and Director

                                                                                                                         (Principal Executive, Financial and

                                                                                                                         Accounting Officer)