Form 10QSB
period 2001-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2001-08-14
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of July 27, 2001 was 39,766,891.

Transitional Small Business Disclosure Format (check one):   Yes      No X

GOLDEN PHOENIX MINERALS, INC.INDEX

Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of June 30, 2001 and December 31, 2000.	3-4
Condensed Statements of Operations during the Development Stage for the Three Months and Six Months Ended June 30, 2001 and 2000, and Inception (June 2, 1997) to June 30, 2001.	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000, and Inception (June 2, 1997) to June 30, 2001.	6
Notes to Condensed Financial Statements.	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3. Changes in Securities and Use of Proceeds	9
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

JUNE 30, 2001 AND DECEMBER 31, 2000

(Unaudited)

ASSETS

	June 30, 2001	December 31, 2000

Current Assets
Cash	$ 744	$ 38,636
Accounts Receivable	7,005	-
Prepaid expenses	41,844	44,253
Employee Advances	25,045	24,524
Stock subscription receivable	-	200,000
Other receivables	10,742	-
Total Current Assets	85,380	307,413

Options	25,000	25,000
Mining properties and claims	1,862,291	1,862,291
Property and equipment, net of accumulated
depreciation of $139,477 at June 30, 2001, and $68,899 at December 31, 2000	781,994	819,232
Organization costs, net of accumulated
amortization of $924 at June 30, 2001, and $809 at December 31, 2000	231	346
Deposits	420,641	419,874
Capitalized reclamation costs	1,300,000	1,300,000
Deferred development costs	427,262	386,602
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$4,902,799	$5,120,758

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

JUNE 30, 2001 AND DECEMBER 31, 2000

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	June 30, 2001	December 31, 2000
Current Liabilities
Accounts payable	$ 321,416	$ 254,281
Accrued liabilities	206,292	149,567
Current portion of long term debt	527,153	426,592
Accrued interest on notes payable	70,203	22,203
Utilities contract payable	382,400	316,654
Current portion of capital lease obligations	4,877	4,522
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	46,442	43,997
Total Current Liabilities	1,980,883	1,639,916

Long-term Liabilities
Capital lease obligations	1,559	3,755
Long term debt	72,609	86,065
Utilities contract payable	-	65,746
Convertible notes payable	485,000	485,000
Accrued interest convertible notes payable	83,027	54,165
Reclamation liabilities	1,319,874	1,319,874
Total Liabilities	3,942,952	3,654,521

Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares
authorized and 426,300 and 441,700 shares issued and outstanding at June 30, 2001, and
December 31, 2000	1,708	1,770
Common stock, no par value, 150,000,000
shares authorized, 39,766,891 and 36,750,121
issued and outstanding at June 30, 2001 and December 31, 2000, respectively (including 14,989,464 of 144 restricted shares for organizational services)	6,684,157	6,394,272
Additional Paid-in Capital	123,700	108,300
Deficit accumulated during the development stage	(5,849,218)	(5,037,605)
	960,347	1,466,737
Less: Stock Subscription Receivable	(500)	(500)
Total Stockholders’ Equity	959,847	1,466,237
Total Liabilities and Stockholders’ Equity	$ 4,902,799	$ 5,120,758

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001, AND 2000

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 2001

(Unaudited)

	Cumulative During Development Stage	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Revenues
Metal sales	$ 179,822	$ 77,610	$ -	$ 144,677	$ -
Other product sales	32,675	32,675	-	32,675	-
Joint venture	34,400	-	-	-	-
Options	2,000	-	-	-	-
Property and claims	60,811	-	14,456	-	14,456
	309,708	110,285	14,456	177,352	14,456

Cost of Metal Sales	191,186	102,060	-	164,136	-
Gross Profit	118,522	8,225	14,456	13,216	14,456

Expenses
Exploration	2,791,650	192,474	12,794	396,106	81,906
General and administrative	2,945,771	152,407	118,556	342,201	243,258
	5,737,421	344,881	131,350	738,307	325,164
Loss from Operations	(5,618,899)	(336,656)	(116,894)	(725,091)	(301,708)

Other Income (Expense)
Interest income	15,805	13,172	720	13,939	720
Interest expense	(331,241)	(51,123)	(26,058)	(100,556)	(55,225)
Gain on sale of stock in affiliate	10,016	-	-	-	-
Gain (loss) on sale of fixed assets	2,551	-	-	-	-
Other income	13,747	25	1,064	95	3100
Other expense	(3,704)	-	-	-	-
Rent Income	40,176	-	7,533	-	15,066
Loss Before Provision for Income Taxes	(5,871,549)	(374,582)	(133,635)	(811,613)	(347,047)

Income Tax
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Net Loss Before Extraordinary Item	(5,871,549)	(374,582)	(133,635)	(811,613)	(347,047)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	22,331	-	7,632	-	22,331
Net Loss	$(5,849,218)	$(374,582)	$(126,003)	$(811,613)	$(324,716)
Basic and Diluted Net Loss per Common
Share Before Extraordinary Gain	$(0.24)	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Extraordinary Gain on Extinguishment of Debt	0.001	0.00	0.00	0.000	0.001
Basic and Diluted Net Loss per Common Share	(0.24)	(0.01)	(0.01)	(0.02)	(0.01)

Diluted Shares	24,571,371	38,862,349	25,971,106	38,332,893	25,580,582

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 2001

(Unaudited)

	Cumulative During Development Stage	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Cash Flows From Operating Activities
Net Loss	$(5,849,218)	$(811,613)	$(324,716)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	153,271	70,693	6,256
Gain (Loss) on sale of fixed assets	(2,551)	-	-
Common stock issued for goods and services	1,483,190	149,823	85,126
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(26,050)	(7,526)	2,944
(Increase) in other receivables	(10,742)	(10,742)	-
Decrease on stock subscriptions receivable	-	200,000	-
(Increase) in refundable deposits	(400,767)	(767)	-
(Increase) Decrease in prepaid expenses	(41,845)	2,409	(15,708)
Increase (Decrease) in accounts payable	309,085	67,135	(47,355)
Gain on extinguishments of debt	22,331	-	-
Increase (Decrease) in accrued liabilities	405,964	136,032	15,471
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	-
(Increase) in deferred exploration costs	(427,262)	(40,660)	(230,263)
Net Cash (Used) in Operating Activities	(4,352,767)	(245,216)	(508,245)

Cash Flows From Investing Activities
Purchase of property and equipment	(633,304)	(33,340)	(1,603)
Proceeds from fixed asset sales	34,965	-	-
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(1,360,630)	(33,340)	(1,603)

Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	-	485,000
Principal payments on capital lease obligations	(10,598)	(1,841)	(2,555)
Proceeds from notes payable – stockholders	623,400	-	-
Payments on notes payable – stockholders	(6,300)	-	-
Proceeds from notes payable	616,156	103,500	-
Payments on long-term debt	(133,282)	(16,395)	(6,709)
Additional paid-in capital	73,700	15,400	11,500
Net proceeds from sale of common stock	4,066,065	140,000	135,000
Net Cash Provided by Financing Activities	5,714,141	240,664	622,236

Net Increase in Cash	744	(37,892)	112,388

Cash at Beginning of Period		38,636	4,306

Cash at End of Period	$ 744	$ 744	$ 116,694

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	91,352	18,220	32,631
Cash paid for income taxes	-	-	-

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2000. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

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

RESULTS OF OPERATIONS

Operational revenue of $177,352 was generated through June 30, 2001. Most Company activities have been directed toward exploration/development activities on our three key properties. The Company has both exploration and operational properties in Nevada and royalty interests in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production. The operational revenue was generated through sales of metal and other product from the Mineral Ridge mine.

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

Operating expenses totaled $738,307 for the first six months of 2001, compared to $325,164 for 2000. The increase is due primarily to the operation of the Mineral Ridge mine in Esmeralda County, Nevada. The change resulted in a net loss of $811,613 for 2001, compared to a net loss of $324,716 for the same period in 2000.

RECENT DEVELOPMENTS

Mineral Ridge

At Mineral Ridge, the Company has an open pittable mineable reserve of 2,658,000 tons averaging 0.079 ounces gold per ton for a total of 209,200 ounces. Since the Company purchased the property in November, 2000, it has completed 14 gold/silver dore’ pours from the ongoing rinsing of the gold ore on the mine’s leach pads and cleanup of the process plant. It has also been maintaining and repairing portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices.

On March 14, 2001 the Company announced that its Mineral Ridge Revised Reclamation Plan and Permit was approved by the U.S. Bureau of Land Management and the Nevada Division of Environmental Protection. Golden Phoenix also requested and received the transfer to it of all other key permits, including the Water Pollution Control Permit, the Storm Water General Permit, the Industrial Artificial Pond Permit and the Air Quality Permit. During the second quarter, the Company worked diligently to post the required $3.16 million bond for the Reclamation Plan and Permit. On about the first of May the Company determined that the bond amount was out of reach, and therefore scheduled meetings with the Nevada Department of Environmental Protection and the Bureau of Land Management to discuss the delay in posting the reclamation bond. These discussions centered on reducing the required bond amount by amending the just approved permit. This amendment will revise the open pit operating plan to allow the Company to "re-mine" the ore on the leach pad by processing it through a washing plant and recovering gold by gravity methods. No cyanide will be used. The Company estimates that between 20,000 to 40,000 ounces of fine and course grained gold will be recovered from the pad in about three years of operations. Both agencies verbally approved of our new plan, and they agreed to cooperate to move this amendment through quickly. The Company expects the amendment to be approved and a new lower bond posted by the end of August. Approval of the amendment also leaves the rest of the operating plan intact so that the Company can engage in full-scale mining operations at a later date. Gold production from the pad is scheduled to be underway by the first part of September following approval of the amendment.

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

The Company continues to conduct an engineering evaluation on the economics of building a high-grade underground mine. The study has been underway for over a year, and two experienced mining engineers are nearing completion of the study. Preliminary results suggest that a high-grade underground mine will produce a positive cash flow. The Company also continues to seek a joint venture partner to help it operate this underground mine.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the company had $744 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. The Borealis property lease payments are $7,000 per month. Payments to the end of June 30, 2001 total $42,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the second quarter of 2001 are $39,000. The payments are payable in cash.

The ability of the Company to satisfy the cash requirements of its exploration, development and operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company. See "OUTLOOK" below.

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners. In 1999 the Company negotiated a stock option agreement wherein it has been receiving $20,000 per month in cash, enough to meet its basic operating needs. The party holding this option agreement has fallen short of the purchase agreement by $75,000.

The Company is currently offering a Private Placement to raise approximately $1,000,000. The offering is a Rule 144 restricted unit purchase of one share with one warrant at $0.10 per share for the first $200,000 subscribed; the remaining $800,000 will be priced in $200,000 increments at 80% of the average bid price of the five trading days preceding receipt of each $200,000 increment, but not less than $0.10 per share. The minimum investment is $10,000. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to cover the option agreement as well as meet its contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

Item 3. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the second quarter of 2001. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Second quarter 2001	Issued	Received
Private placement for cash	1,400,000	$ 140,000
Issued for goods and services	566,971	68,949
Total second quarter 2001	1,966,971	$ 208,949

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) A Form 8-K/A was filed on April 25, 2001 to report the completion of purchasing the remaining 32% interest in the Borealis mineral property. Pro forma financial statements for the year ended December 31, 2000 were included in the filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                             GOLDEN PHOENIX MINERALS, INC.

Date: July 27, 2001                                                                          By: /s/ Michael R. Fitzsimonds

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

Date: July 27, 2001                                                                          By: /s/ Michael R. Fitzsimonds

                                                                                                                 Michael R. Fitzsimonds

                                                                                                                 President and Director

                                                                                                                 (Principal Executive, Financial and

                                                                                                                 Accounting Officer)