Form 10QSB
period 2001-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2001-11-19
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of November 12, 2001 was 42,862,783.

Transitional Small Business Disclosure Format (check one):           Yes          No X

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of September 30, 2001 and December 31, 2000.	3-4
Condensed Statements of Operations during the Development Stage for the Three Months and Nine Months Ended September 30, 2001 and 2000, and Inception (June 2, 1997) to September 30, 2001.	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2001and 2000, and Inception (June 2, 1997) to September 30, 2001.	6
Notes to Condensed Financial Statements.	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3. Changes in Securities and Use of Proceeds	9
PART II Other Information
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(Unaudited)

ASSETS

	September 30, 2001	December 31, 2000

Current Assets
Cash	$ 29,162	$ 38,636
Prepaid expenses	53,837	44,253
Employee Advances	25,103	24,524
Stock subscription receivable	-	200,000
Other receivables	16,667	-
Deferred finance costs	63,755	-
Total Current Assets	188,524	307,413

Options	25,000	25,000
Mining properties and claims	1,862,291	1,862,291
Property and equipment, net of accumulated
depreciation of $176,701 at September 30, 2001, and $68,899 at December 31, 2000	776,631	819,232
Organization costs, net of accumulated
amortization of $982 at September 30, 2001, and $809 at December 31, 2000	173	346
Deposits	20,641	419,874
Capitalized reclamation costs	1,300,000	1,300,000
Deferred development costs	459,353	386,602
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$ 4,632,613	$5,120,758

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	September 30, 2001	December 31, 2000
Current Liabilities
Accounts payable	$ 304,755	$ 254,281
Accrued liabilities	216,764	149,567
Current portion of long term debt	517,376	426,592
Accrued interest on notes payable	99,723	22,203
Utilities contract payable	-	316,654
Current portion of capital lease obligations	55,482	4,522
Amounts due to stockholders	422,100	422,100
Accrued interest stockholder loans	50,904	43,997
Total Current Liabilities	1,667,104	1,639,916

Long-term Liabilities
Capital lease obligations	153,390	3,755
Long term debt	65,751	86,065
Utilities contract payable	-	65,746
Convertible notes payable	485,000	485,000
Accrued interest convertible notes payable	97,697	54,165
Reclamation liabilities	1,319,874	1,319,874
Total Liabilities	3,788,816	3,654,521

Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares
authorized and 426,300 and 441,700 shares issued and outstanding at September 30, 2001, and December 31, 2000	1,708	1,770

Common stock, no par value, 150,000,000
shares authorized, 42,862,783 and 36,750,121
issued and outstanding at September 30, 2001 and December 31, 2000, respectively (including 16,017,856 of 144 restricted shares for organizational services)	7,005,248	6,394,272
Additional Paid-in Capital	123,700	108,300
Deficit accumulated during the development stage	(6,286,359)	(5,037,605)
	844,297	1,466,737
Less: Stock Subscription Receivable	(500)	(500)
Total Stockholders’ Equity	843,797	1,466,237
Total Liabilities and Stockholders’ Equity	$ 4,632,613	$ 5,120,758

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000

AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 2001

(Unaudited)

	Cumulative During Development Stage	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Revenues
Metal sales	$ 267,067	$ 87,245	$ -	$ 231,922	$ -
Other product sales	32,800	125	-	32,800	-
Joint venture	34,400	-	-	-	-
Options	2,000	-	-	-	-
Property and claims	60,811	-	22,121	-	36,577
	397,078	87,370	22,121	264,722	36,577

Cost of Metal Sales	267,727	76,541	-	240,677	-
Gross Profit	129,351	10,829	22,121	24,045	36,577

Expenses
Exploration	3,018,270	226,620	91,336	622,726	173,242
General and administrative	3,102,652	156,881	223,881	499,082	467,140
	6,120,922	383,501	315,217	1,121,808	640,382
Loss from Operations	(5,991,571)	(372,672)	(293,096)	(1,097,763)	(603,805)

Other Income (Expense)
Interest income	15,805	-	871	13,939	1,592
Interest expense	(395,710)	(64,469)	(25,272)	(165,025)	(80,499)
Gain on sale of stock in affiliate	10,016	-	-	-	-
Gain (loss) on sale of fixed assets	2,551	-	-	-	-
Other income	13,747	-	-	95	3100
Other expense	(3,704)	-	-	-	-
Rent Income	40,176	-	2,511	-	17,577
Loss Before Provision for Income Taxes	(6,308,690)	(437,141)	(314,986)	(1,248,754)	(662,035)

Income Tax
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Net Loss Before Extraordinary Item	(6,308,690)	(437,141)	(314,986)	(1,248,754)	(662,035)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	22,331	-	-	-	22,331
Net Loss	$(6,286,359)	$(437,141)	$(314,986)	$(1,248,754)	$(639,704)
Basic and Diluted Net Loss per Common
Share Before Extraordinary Gain	$(0.24)	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Extraordinary Gain on Extinguishment of Debt	0.001	0.000	0.000	0.000	0.001
Basic and Diluted Net Loss per Common Share	(0.24)	(0.01)	(0.01)	(0.03)	(0.02)

Diluted Shares	25,938,493	40,894,658	26,332,590	40,894,658	25,928,582

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 2001

(Unaudited)

	Cumulative During Development Stage	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

Cash Flows From Operating Activities
Net Loss	$(6,286,359)	$(1,248,754)	$(639,704)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	190,553	107,975	9,416
Gain (Loss) on sale of fixed assets	(2,551)	-	-
Common stock issued for goods and services	1,599,281	265,914	168,526
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(19,103)	(579)	2,929
(Increase) in other receivables	(16,668)	(16,668)	-
Decrease on stock subscriptions receivable	-	200,000	-
(Increase) in refundable deposits	(767)	399,233	-
(Increase) Decrease in prepaid expenses	(53,838)	(9,584)	(18,037)
(Increase) in Deferred Finance Charges	(63,755)	(63,755)	-
Increase (Decrease) in accounts payable	292,424	50,474	(41,182)
Gain on extinguishments of debt	22,331	-	-
Increase (Decrease) in accrued liabilities	465,088	195,156	45,543
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	-
(Increase) in deferred exploration costs	(459,353)	(72,751)	(279,853)
Net Cash (Used) in Operating Activities	(4,300,890)	(193,339)	(752,362)
Cash Flows From Investing Activities
Purchase of property and equipment	(665,165)	(65,201)	(1,603)
Proceeds from fixed asset sales	34,965	-	-
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(1,392,491)	(65,201)	(1,603)
Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	-	485,000
Proceeds from capital lease obligations	210,000	210,000	-
Principal payments on capital lease obligations	(18,162)	(9,405)	(3,392)
Proceeds from notes payable – stockholders	623,400	-	-
Payments on notes payable – stockholders	(6,300)	-	-
Proceeds from notes payable	620,156	107,500	25,000
Payments on long-term debt	(536,316)	(419,429)	(6,709)
Additional paid-in capital	73,700	15,400	38,300
Net proceeds from sale of common stock	4,271,065	345,000	255,000
Net Cash Provided by Financing Activities	5,722,543	249,066	793,199
Net Increase in Cash	29,162	(9,474)	39,234
Cash at Beginning of Period	-	38,636	4,306
Cash at End of Period	$ 29,162	$ 29,162	$ 43,540
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	102,149	29,017	38,602
Cash paid for income taxes	-	-	-

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2000. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

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

RESULTS OF OPERATIONS

Operational revenue of $264,722 was generated through September 30, 2001. Most Company activities have been directed toward exploration/development activities on our three key properties. The Company has both exploration and operational properties in Nevada and royalty interests in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production. The operational revenue was generated through sales of metal and other product from the Mineral Ridge mine.

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

Operating expenses totaled $1,121,808 for the first nine months of 2001, compared to $640,382 for 2000. The increase is due primarily to the operation of the Mineral Ridge mine in Esmeralda County, Nevada. The change resulted in a net loss of $1,248,754 for 2001, compared to a net loss of $639,704 for the same period in 2000.

RECENT DEVELOPMENTS

Mineral Ridge

At Mineral Ridge, the Company has an open pittable mineable reserve of 2,658,000 tons averaging 0.079 ounces gold per ton for a total of 209,200 ounces. Since the Company purchased the property in November, 2000, it has completed 19 gold/silver dore’ pours from the ongoing rinsing of the gold ore on the mine’s leach pads and cleanup of the process plant. It has also been maintaining and repairing portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices.

On March 14, 2001 the Company announced that it’s Mineral Ridge Revised Reclamation Plan and Permit was approved by the U.S. Bureau of Land Management and the Nevada Division of Environmental Protection. Golden Phoenix also requested and received the transfer to it of all other key permits, including the Water Pollution Control Permit, the Storm Water General Permit, the Industrial Artificial Pond Permit and the Air Quality Permit. During the third quarter, the Company worked diligently to post the required $3.16 million bond for the Reclamation Plan and Permit. On about the first of May the Company determined that the bond amount was out of reach, and therefore scheduled meetings with the Nevada Department of Environmental Protection and the Bureau of Land Management to discuss the delay in posting the reclamation bond. These discussions centered on reducing the required bond amount by amending the just approved permit. This amendment will revise the open pit operating plan to allow the Company to "re-mine" the ore on the leach pad by processing it through a washing plant and recovering gold by gravity methods. No cyanide will be used. The Company estimates that between 20,000 to 40,000 ounces of fine and course grained gold will be recovered from the pad in about three years of operations. Both agencies verbally approved of our new plan, and they agreed to cooperate to move this amendment through quickly. The Company expects the amendment to be approved and a new lower bond posted by the end of November. Approval of the amendment also leaves the rest of the operating plan intact so that the Company can engage in full-scale mining operations at a later date. Gold production from the pad is scheduled to be underway by the first part of December following approval of the amendment.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the company had $29,162 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. The Borealis property lease payments are $7,000 per month. Payments to the end of September 30, 2001 total $63,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments to the end of the third quarter of 2001 are $39,000. The payments are payable in cash.

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

Item 3. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the third quarter of 2001. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Third quarter 2001	Issued	Received
Private placement for cash	2,050,000	$ 205,000
Issued for goods and services	1,028,392	114,341
Total third quarter 2001	3,078,392	$ 321,091

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) No reports were filed on Form 8-K during three-month period ended September 30, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                 GOLDEN PHOENIX MINERALS, INC.

Date: November 12, 2001                                                                                       By: /s/ Michael R. Fitzsimonds

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

Date: November 12, 2001                                                                                       By: /s/ Michael R. Fitzsimonds

                                                                                                                                         Michael R. Fitzsimonds

                                                                                                                                         President and Director

                                                                                                                                         (Principal Executive, Financial and

                                                                                                                                         Accounting Officer)