Form 10KSB
period 2001-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2002-04-15
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Shares

Preferred Shares

Shares Underlying the Options

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[ ]

State issuer's revenues for its most recent fiscal year: $343,038.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of March 4, 2002, was $8,427,104.

The total number of common shares outstanding at March 4, 2002 was 46,817,243.

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

The Company's four corporate directors and officers are comprised of former management who were specialized in exploration and development with large and small mining companies. These same individuals have also gained significant small start up company experience, which has resulted in a very entrepreneurial and innovative approach to business success. This experienced management team has in excess of ninety years of major company mineral exploration, development, and gold production experience, which ranges from entry to corporate levels, and new start up company experience with significant growth potential.

The Company is a mineral-property development company and it specializes in acquiring and consolidating large, advanced-stage properties with near-term production and good exploration potential. Acquisition and development emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada.

The Company’s future growth will be from transforming from an exploration/development company to one that operates its own mines. It also plans to provide joint venture opportunities to mining companies to conduct exploration or development on mineral properties the Company owns or controls. The Company and its joint venture partners will explore and develop selected properties to a stage of proven and probable reserves, at which time the Company will then decide whether to sell its interest in a property or take the property into production with its joint venture partner. By joint venturing its properties, and thereby reducing its share of the costs for exploration of those properties, the Company can maintain, while continuing to acquire, an interest in a portfolio of gold and base metals properties in various stages of mineral exploration and development. This corporate strategy will minimize financial risk that the Company would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

The Company believes that it has created the basis for a competitive minerals exploration/development and operational company through assembling a unique group of individuals with experience in target generation, ore discovery, resource evaluation, mine development, and mine operations.

There are at least five sources of land for exploration by the Company: public lands, private fee lands, tribal lands, unpatented mining claims, and patented mining claims. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the U. S. Forest Service, through state governments, through tribal governments, and through individuals or entities who currently hold title to or lease government and private lands.

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

Contact

Golden Phoenix Minerals has two agreements in place on the Contact property in northern Nevada. The Company acquired the right to earn a 60 percent interest in the Enexco patented mining claims through a combination of work commitments on the Contact property and payments to Enexco totaling US$2,913,000 over seven years. Golden Phoenix Minerals then has the option to acquire Enexco's 40 percent in the joint venture for an additional US$5 million for the first 20 percent and US$10 million for the remaining 20 percent. A 0.25 percent net smelter return royalty burdens the property. On July 10, 1998 Golden Phoenix Minerals signed a separate exploration license and purchase option (License/Option) for the Lewis portion of the Contact Project. The License/Option was acquired for an initial payment of US$15,000 and 100,000 shares of common stock. The License/Option requires Golden Phoenix Minerals to make monthly cash payments, which will total US$149,000, and to issue common shares with total cash value of US$2.2 million over the four and one-half year option term. The purchase price for the Contact property is US$3 million cash and US$1 million worth of Golden Phoenix Minerals common stock. The SF Lewis Trust will retain a 5 per cent production royalty on gold and silver and 4 percent on all other minerals. The production royalty may be purchased for US$3 million cash and US$2 million worth of common stock. Golden Phoenix Minerals is obligated to expend US$250,000 on exploration during 1998 and US$1.4 million over the term of the agreement.

Borealis

In 1997 the Company had signed an acquisition agreement ("Welsh Agreement") with J. D. Welsh & Associates ("Welsh") to acquire 100 percent of Welsh's leasehold interest in the Borealis mine project in Mineral County, Nevada. Prior to terminating the Welsh Agreement, the Company paid Welsh cash and stock valued at US$1,187,000 and was vested with a 65 percent ownership in the Borealis Mine project. The Company and Welsh also jointly signed a joint venture agreement with Cambior Exploration USA, Inc. in late 1997. Cambior was to earn a 70 percent interest in the project by spending US$7million over the next 7 years. Cambior completed their first years work commitment, and then because of company-wide budget reductions, they terminated their interest on December 31, 1998. The Company then signed a simple joint venture agreement with J. D. Welsh & Associates on December 31, 1999, which increased leasehold ownership of the project to 68% and further outlined operating relationships between the parties. In late 2000 the Company signed a letter agreement with Newmex Nevada, Inc. to buy the remaining 32% of the Borealis leasehold interest, which Newmex had acquired from Welsh in a separate agreement. On February 9, 2001 the final agreement with Newmex was signed. The terms of the purchase provide for the issuance of restricted common stock units at a strike price of $.20 per share with warrants attached having a strike price of $.13. The purchase price of the undivided 32% interest was $600,000. The Company now controls 100 % leasehold interest on the Borealis project.

FUNDING

The Company plans to finance its operations through gold production from the Mineral Ridge mine, private placement memorandums (PPM) and the exercising of common stock options controlled by the directors of the Company. The current PPM the Company is offering is dated May 15, 2001 and offers Units of shares and warrants. The total amount of the PPM is $1,000,000 with the initial price set at $0.10 per Unit of the first $200,000 subscribed; the remaining $800,000 will be priced in $200,000 increments at 80% of the average bid price of the five trading days preceding receipt of each $200,000 increment, but not less than $0.10 per share. The warrant conversion price will be equal to the share price, initially $0.10 per share. The Company will also offset some of its cost by joint-venturing its properties with other mining groups for exploration and development while paying fees to Golden Phoenix Minerals, Inc. for the right to certain interest in the property.

COMPETITION

Over the last ten years imposition of numerous regulatory requirements and claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineral ground to become open for location and acquisition. Due to the continued decline in the gold price in 2001, the number of companies aggressively acquiring claims and properties has declined during the year. Gold prices in 2001 dropped to $256 per ounce and briefly rose to $293.10 in September, and then dropping off to $276.50 at the end of the year. All these aspects essentially resulted in very little exploration activity and a decrease in claim activity during 2001.

SEASONAL EFFECTS

The Company has positioned itself to handle any seasonal aspect of the exploration business by locating properties in differing climatic zones, thus allowing fieldwork on a near year-round basis. Problems of access and inclement weather will be minimized through strategic planning of fieldwork.

CAPITAL EQUIPMENT

The only capital equipment the Company plans to purchase or lease in the next twelve months will be used mining equipment including a bulldozer, front-end loader, road grader, and two field vehicles. There will be some additional capital equipment purchased for the Mineral Ridge Mine but the extent of these purchases is not known at this time. The field vehicles will be for staff professionals only. All contractors will provide their own vehicles.

STAFFING

The Company has a staffing level of two key professionals described in Item 9 below, and a full time CPA. The Company has four full time employees and anticipates adding other permanent staff at the Mineral Ridge operation in the next twelve months. The Company will employ independent contractors to fulfill short-term needs and obligations.

ENVIRONMENTAL CONTROLS

The Company is required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold ore mining and processing. In January 2001, the BLM amended its surface management regulations to require bonding of all hardrock and exploration operations greater than casual use. Impacts on bonding the Mineral Ridge Mine has been significant.

Many states, including the State of Nevada (where all of the Company’s properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.

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
Property	Location	Acres	Metal
Mineral Ridge Gold Mine	Esmeralda County, NV	2,685	Au-Ag
Contact Copper Project	Elko County, NV	3,080	Cu-Ag
Borealis Gold Project	Mineral County, NV	2,480	Au-Ag

MINERAL RIDGE GOLD MINE, ESMERALDA COUNTY, NV

Summary

The Mineral Ridge gold mine is located 4 miles northwest of the town of Silver Peak and 32 miles west of Tonopah in Esmeralda County, Nevada. The property consists of 54 patented and 110 unpatented mining claims totaling nearly 2,685 acres, or 4.2 square miles.

On November 8, 2000 Golden Phoenix Minerals purchased the Mineral Ridge gold mine by making a purchase payment of $225,000. The purchase acquired the gold reserve for $1.03 per ounce of gold (the total minable gold reserve is 209,200 ounces.) Prior mine operators had spent about $30 million on the property, which include about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property comes with an active leach pad and ore exposed in the Drinkwater pit.

The Mineral Ridge property holds 4 separate economically minable gold deposits. The mine reserve, at a 0.035 opt Au cut off grade, is 2,658,340 tons averaging 0.079 opt for 209,226 contained ounces of gold. This reserve is contained in a total resource of 8,314,000 tons averaging 0.061 opt gold (at a 0.02 opt Au cutoff grade) for a total of 506,000 ounces gold. Additionally, the leach pad contains an approximate 50,000 ounces of gold that remains to be recovered by cyanide and gravity washing. The property further holds excellent exploration potential with identified targets containing potential gold resources of up to a possible 3 to 4.5 million additional ounces.

When the Company obtains the operating capital it needs, then the following operating plan will be initiated in the sequence presented. This plan will realize 1) gold production from the leach pad through addition of new cyanide to the regular leach fluids to increase gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, which will be processed through a new gravity-cyanide gold recovery plant, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing alaskite and quartz rocks. The Company has prepared a business plan that lays out this new operating plan.

The total value of the gold and industrial mineral sales over nine-year mine life, at a $275 gold price, is estimated to be $141,555,000. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $108,161,000. The average gold production cost is estimated to be $158 per ounce for the nine-year mine life. The net income after taxes is estimated to be $33,394,000.

Location

The Mineral Ridge Mine is found on the northeastern flank of the Silver Peak Range on Mineral Ridge. The mine is located 4 miles northwest of the town of Silver Peak and 32 miles west of Tonopah in Esmeralda County, Nevada. Elevations vary from 4,300 feet at the town of Silver Peak at the western edge of Clayton Valley salt flat and to 8,390 feet at the northwest end of Mineral Ridge. The mine facilities lie at 7200 feet.

The Acquisition Opportunity for Golden Phoenix Minerals in 2000

Golden Phoenix Minerals identified the Mineral Ridge gold mining property as a potentially superior acquisition opportunity in April 2000. At the time, a Federal bankruptcy court in Reno was responsible for selling all the assets to settle claims against Mineral Ridge Resources, Inc., the last operator of the mine. Golden Phoenix had found four aspects of the project that were attractive and include: 1.) A fully permitted mining property in Nevada with on-going gold production from the leach pad, 2.) Potential for expansion of the resource already known on the property, 3.) A proven gold reserve of 209,000 ounces, and 4.) Potential cash flow for Golden Phoenix Minerals, if the Company was successful in winning the bid for the property. The Company had evaluated the issues surrounding the past operator’s decline into bankruptcy and had determined that the property remained economically viable when both operational and processing changes were instituted.

On November 8, 2000 Golden Phoenix Minerals purchased the Mineral Ridge gold mine by making the winning bid of $225,000. The purchase of the property essentially acquired the gold reserve for $1.03 ounce of gold (the total mineable gold reserve is 209,226 ounces.) Prior mine operators had spent about $30 million on the property, which included about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property came with an active leach pad with room to hold the current ore reserve, exposed ore on the last mine bench, and permits that were transferable once a new reclamation plan and bond was in place.

Production Plans

After purchase of the Mineral Ridge Mine, the company proceeded with trying to raise some operating capital to put the mine back into operation by open pit mining, crushing, and leaching of the ores. The company also had to submit a new reclamation plan and bond before mining could take place. The new reclamation bond that was required doubled from $1.64 million to $3.16 million, and it had to be posted before mining could proceed.

The Company suffered a set back in May, 2001 when commitments for the operating capital and reclamation bond were withdrawn. Because of this, a new operating plan had to be designed in order to bring Mineral Ridge gold mine back into operation. The original production plans, which included open pit mining, crushing of ore, and placement of the ore on the heap leach pad, was deferred because of difficulties in obtaining both $2 million operational financing and the $3.16 million reclamation bond.

When the Company obtains the operating capital it needs, then the following operating plan will be initiated in the sequence presented. This plan will realize 1) gold production from the leach pad through addition of new cyanide to the regular leach fluids to increase gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, which will be processed through a new gravity-cyanide gold recovery plant, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing alaskite and quartz rocks. The Company has prepared a business plan that lays out this new operating plan.

The total value of the gold and industrial mineral sales over nine-year mine life, at a $275 gold price, is estimated to be $141,555,000. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $108,161,000. The average gold production cost is estimated to be $158 per ounce for the nine-year mine life. The net income after taxes is estimated to be $33,394,000.

Exploration and development of numerous and highly prospective targets on the 2,685-acre property will be conducted once mining is initiated. It is expected that this work will produce significant additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Land and Royalties

The property consists of 54 patented and 110 unpatented mining claims totaling nearly 2,685 acres or 4.2 square miles. The Company also controls three private land parcels, which are located outside the main mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over some springs. These private lands total about 430 acres.

The Company is obligated to honor two prior royalty agreements. The first is to Mary Mining Company, which includes annual advanced royalty payments of $60,000, and a sliding scale production royalty (NSR) based on gold price divided by 100 in $50 increments. The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims. This agreement includes a 1.0% NSR royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.

Early Mine History and Gold Production

Gold was discovered in the Mineral Ridge area in 1864. Intermittent mining operations have occurred from that date to the present. Early production was from underground high-grade gold ores that averaged from 0.243 opt Au to 1.45 opt Au. In 1989 open pit mining was initiated in the district with ores ranging from 0.074 opt Au to 0.12 opt Au. The total production of the district before open pit mining took place was 576,000 ounces of gold.

Recent Mine and Property Ownership and Discussion of Past Results

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

A mining contractor did Cornucopia’s mining, which is notoriously not a good omen for exacting ore control procedures. In any event the operation ran for just under a year and failed, reportedly, from a combination of the following:

  Delivery of a lower than planned grade of ore to the leach pad;
  Slower than planned recovery of the gold that was delivered to the leach pads;
  Periodic water shortages due to the one well and inadequate storage capacity;
  Falling gold prices; and
  A lack of working capital to cover the lag in gold recovery from the heaps.

In 1998 the property was transferred to Vista Gold, whose general operating plan included increased placement of ore on the pads, albeit at a somewhat lower grade, and mining of both ore and waste with large equipment (to keep mining costs low), which Vista had available at their Hycroft Mine. The new operations by Vista also ran somewhat less than a year, and also failed at the end of 1999, reportedly from a combination of the following:

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
  And, a lack of available cash to service the large construction debt to the bank, which was assumed from Cornucopia’s transfer of the property to Vista.

In January 2000 Mineral Ridge Resources, a subsidiary of Vista Gold, filed for Chapter 11 bankruptcy. A Trustee of the court maintained the property until Golden Phoenix Minerals acquired the ownership of the mine on November 8, 2000.

Changes for Future Operational Success

During the year 2001 while the company was attempting to close on a reclamation bond, numerous studies were conducted to better understand the reasons for past failures at the mine. The results of these studies were startling in their conclusions and are listed by impact to the mining and recovery operation.

  Gold Recovery. Past operators placed ore containing about 100,000 ounces of gold onto the leach pad. Since 1997 when leaching was initiated, only about 54,000 ounces of gold was recovered. Our metallurgical studies have discovered that the deposit contains a large quantity of visible, chunky gold along with micron gold. Golden Phoenix initially plans to recover most of the approximate 46,700 ounces remaining on the pad by adding cyanide to the crushed ore on the leach pad. Any remaining coarse gold will be recovered at a later date. Future processing, when mining is underway, will require a mill with a flow sheet that recovers the large gold before the ore goes into a cyanide vat leach recovery plant. The leach pad will no longer be used other than waste rock storage.
  Ore Crushing. Our evaluation of the crushing plant, which crushes rocks as large as 3 feet in diameter down to 1/8-inch particles, found that numerous design problems exist in the plant. The biggest problem is that the plant has an internal 60% recycle load, which means that rock that was properly sized was not removed from the flow stream, but had to be carried along with rocks requiring additional crushing. Furthermore, the plant had no internal storage pile capacity, so that if a piece of equipment required repair, the entire plant had to be shut down. Golden Phoenix plans to reconfigure the entire crusher so that it operates efficiently and cost effectively. Crushed products will go directly to the new mill that will be constructed nearby.
  Mining Grade Control. Past operators used oversized equipment to mine the ore zone, and up to 40% dilution of the ore with waste rock occurred. Golden Phoenix plans to conduct mining with properly sized equipment that will reduce dilution and maintain the grade of the ore that goes to the crushing plant and mill.

Geology of Mineral Ridge

Mineral Ridge is an anticlinal dome found on the eastern flank of the Silver Peak Range. It has been interpreted as an uplifted metamorphic core complex where unmetamorphosed and unfolded Cambrian strata are in detachment-fault contact with underlying deformed granitoids and Precambrian metamorphic rocks of the core complex. Auriferous quartz lenses of the central gold-quartz district are concordant with foliation in the Precambrian Wyman Formation host rock. Transitional contacts were observed between quartz and alaskite (commonly pegmatitic), and between alaskite and peraluminous two-mica granite, strongly suggesting that the alaskite, quartz, and ore metals were derived hydrothermally from residual granite melt and aqueous fluids.

Gold occurs as free disseminations and in clots associated with pyrite, galena, sphalerite, and arsenopyrite. The local shallow abundance of quartz lenses permits underground or open-pit mining. Considering the scattered gold distribution, coarse nature of the gold, and common absence of visible ore controls within quartz lenses, the most economically viable method is to mine and process large volumes of quartz-rich rock from mineralized areas. Scattered Tertiary epithermal breccias of hot-spring origin also represent potential mineralization targets to be examined.

The granitoid intrusion appears to have been approximately coeval with deformation and metamorphism of Precambrian strata, probably during late Cretaceous time. The presence of magmatic muscovite suggests that minimum physical conditions during initial granitoid crystallization were placed at the depth of 10 to 11 km. The melt rose slightly before emplacement into Precambrian rocks now exposed at the surface, causing contact metamorphism and later weak hydrothermal alteration. Wyman rocks show variable dynamic and thermal metamorphic effects of lower amphibolite and hornblende-hornfels facies, respectively. The uplift of Mineral Ridge probably occurred after Mesozoic ductile deformation and metamorphism, but before late Tertiary extensional faulting.

The apparent genetic link between granitoids and metalliferous quartz bodies on Mineral Ridge supports similar theories documented in recent papers. Numerous peraluminous two-mica plutons affiliated with Cordilleran core complexes have also been documented, at least two (Mineral Ridge and Gold Basin-Lost Basin, Arizona) of which are linked genetically with auriferous quartz bodies. The other peraluminous plutons and associated quartz bodies thus represent potential gold targets.

The remainder is covered by scattered exposures of Cambrian sedimentary rocks, lower to middle Tertiary epithermal breccias and hornblende-rich to plagioclase-rich intrusives, Miocene to Pliocene sedimentary and volcanic rocks, and minor Quaternary to recent alluvium. Mineral Ridge has the broad structure of an anticlinal dome, and folds in the metamorphosed Wyman Formation indicate that at least two deformation events occurred prior to middle Tertiary time. During late Tertiary time, the northeast flank of the dome was cut by a northwest-trending, range-front normal fault. The dome and range-front fault were subsequently cut by northeast-striking high-angle faults that are younger than 6.9 million years.

Gold Mineralization

Gold mineralization is controlled by the shearing structures that are sub-parallel to the intrusive and metasediment contact. These mineralized shear structures are commonly located within the lower unit of the Wyman Formation near the contact and are generally conformable to the foliation in the host rock. Gold-bearing white milky quartz in filling these shear structures and other fractures forms the primary targets of gold mining in the Mineral Ridge district. Several gold-bearing shear structures could be over-stacking each other, forming a broad mineralized zone over 100 feet in thickness. These mineralized shear zones generally dip at shallow angle on the northeastern side of the metamorphic/intrusive complex, such as the Brodie and the Gold Wedge deposits.

The gold-bearing milky quartz veins contain only small amounts of sulfides, including pyrite, sphalerite, galena and minor amounts of chalcopyrite and arsenopyrite, or their oxidation products. Gold is present as native gold or electrum and occurs as rounded, angular, and elongated inclusions in quartz. Gold is also associated with goethite, sometimes with relict pyrite, and intergrown with sphalerite, galena, and pyrite. Encapsulation of gold by quartz makes it necessary to crush the ore to a relatively smaller size before cyanide heap leaching. For the most part gold and electrum are fine-grained with particle size less than 50 microns.

Gold Deposits

The Mineral Ridge project consists of several gold deposits, which have been defined by drilling and some have been partially mined.

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

Total Gold Resource of All Drilling

An evaluation of all the drill holes on the Mineral Ridge property returned a significant gold resource. The following table summarizes the resource at both a 0.005 opt Au cutoff grade and 0.035 opt Au cutoff grade.

Deposit	Cutoff	Tons of Ore	Average Au Grade	Total Au ounces
All Drilling	0.005 opt	11,722,400	0.047opt	551,245 ounces Au
	0.035 opt	5,332,600	0.080 opt	426,971 ounces Au

Ore Reserves

The Mineral Ridge gold mine has several small gold deposits that form the reserve base. The following table summarizes each deposit. The cut off grade for the reserve calculation is 0.035 opt gold. The

Deposit	Cutoff	Tons of Ore	Average Au Grade	Total Au ounces
Drinkwater	0.035 opt	1,618,247 tons	0.074 opt	119,746 ounces Au
Mary	0.035 opt	773,996 tons	0.095 opt	73,368 ounces Au
Brodie	0.035 opt	120,712 tons	0.059 opt	7,127 ounces Au
Solberry/Blu	0.035 opt	145,385 tons	0.062 opt	8,985 ounces Au
Total		2,658,340 tons	0.079 opt	209,226 ounces Au

Exploration Potential

The Mineral Ridge gold property has produced over 626,000 ounces of gold from two distinctly different types of deposits. The most important is the mesothermal gold quartz veins and adjacent silicified zones that historically have been recognized as the only gold producing system on the property. The mesothermal veins generally lie conformably at or above the granite contact with the lower Wyman formation. The early miners exploited these high-grade veins by underground mining methods and more recently by open pit mining.

The second most important gold producing system is the recently recognized epithermal quartz-sulfide veins, breccias and related mineralization that overprints the earlier mesothermal veins. The epithermal quartz-sulfide veins and breccias occupy late cross structures formed while the Mineral Ridge core complex was being uplifted from the ductile to the brittle environment. These veins have not been previously recognized, but are distinct and have probably made significant contributions to the total gold inventory of the district.

An analysis of the various favorable geological features associated with the two types of veins has been completed. These include defining the different types of gold veins and when they formed, performing a structural reconstruction of the host rocks through time, and identifying the extent of the favorable geological environment that gold deposits could be found. This work then allowed certain conclusions for discovering significant new gold mineralization in previously unrecognized targets.

The exploration potential was analyzed by identifying both mesothermal and epithermal targets. The 5 targets that were identified have potential for the discovery of 3.0 to 4.7 million ounces of gold. These targets are 1) the down dip extension of the Mary Drinkwater zone, 2) the up dip extension of the Mary Drinkwater zone under Deep Springs Hill, 3) The NNE structural zone trending through the Drinkwater deposit, 4) the Brodie NNE structural zone to Oro Monte, and 5) the Brodie-Missouri WNW structural zone. By drilling these targets, the minable ore reserves held on the property will increase significantly.

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

Copper mineralization occurs in association with high-grade quartz veins hosted in fault zones in the granodiorite or sediments, as disseminations in potassically altered granodiorite, and fracture controlled stock works and skarns in the sediments. The district does not host a classic-style porphyry copper deposit.

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

Location and Land:

The Contact copper-silver project is located about 50 miles north of Wells in Elko County, Nevada. The property covers about eleven-square miles and is controlled by both 152 patented and 2 unpatented mining claims. The best mineralization is located on the private patented claims, which Golden Phoenix controls through a joint venture agreement with International Enexco Limited and a lease with option to purchase with F. W. Lewis, Inc.

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

Geology:

The Borealis property hosts an epithermal gold system marked by large areas of silicification, hydrothermal brecciation and advanced argillic alteration in Tertiary volcanic rocks. The volcanic stratigraphy consists of andesite flows, breccias, and tuffs. The gold deposits are structurally controlled along a series of north-easterly-trending normal faults that dip steeply to the northwest. Gold occurs as micron-sized particles in highly altered andesite and tuff. Fissure-type quartz veining is not present. The average silver to gold ratio is five to one.

Mineralized Zones:

The Borealis property can be divided into three separate mineralized zones called Borealis, Polaris and Orion. The Borealis zone has three separate targets, of which two were previously mined. These targets include the Borealis mine proper, Freedom Flats mine, and Graben deposit.

The second mineralized zone is Polaris, and it consists of Northeast Ridge, East Ridge, and Polaris deposits, all of which were previously mined. Gold mineralization is found over 12,000 feet along the entire length of the Polaris zone.

The third zone is the Orion Belt and it consists of Jaime’s Ridge, Cerro Duro and Purdy’s Peak deposits. The first two areas were mined, and both contain deeper, open-ended mineralization.

Finally, the overall Borealis project area holds a number of other areas that have not been properly explored and has potential to add significantly to overall gold resource base.

Resource Evaluation:

In 1999 and 2000 the Company compiled the entire historical drill hole and assay data into a digital spreadsheet containing over 2000 drill holes. This information was evaluated to determine remaining gold resources on the Borealis property. A professional engineer using Meds system software calculated these new resource tonnages and gold/silver grades.

The cumulative measured and indicated gold and silver resource for the project, which includes the resource studies over the main Borealis, Polaris, and Orion Belt Zones total 33,396,100 tons averaging 0.044 ounces gold per ton containing 1,454,700 ounces of gold, and 0.22 ounces of silver per ton containing 7,612,100 ounces of silver. No attempt was made to convert these resources into engineered mine reserves.

Resource Summary Table: The following table summarizes the unmined gold and silver resources each deposit.
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

ALASKA

Background:

The Company had originally focused on Nevada and Alaska following its formation in 1997. Its activities were fairly aggressive in that it acquired numerous properties in both states. In late 1998 the Company created an Alaskan subsidiary to enable it to better focus on its two separate regions. In September of 1999 the Company sold its interests in the Alaskan company to Great American Minerals and Exploration (GAME) in order to complete it’s restructuring and to better focus on its Nevada properties. As part of the sale, the Company retained the Cirque base metal property and the net smelter return royalties in the Uncle Sam and the Glory Creek gold prospects, along with some other minor exploration properties. As of the end of 2001, the company’s remaining Alaskan assets consisted of its royalty interests in Glory Creek and Uncle Sam. The Company is carried on any financial obligations in Alaska and no work is required on the part of Golden Phoenix Minerals in the coming year.

Alaskan Royalties

The Company has retained a one- percent net smelter return royalty on the following properties.

  Glory Creek. This property is 100% controlled by GAME. It is located in the Bonnifield district and about 60 miles south of Fairbanks. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work.
  Uncle Sam. This property is 100% controlled by GAME. The property is located in the Richardson Gold District about 60 miles southeast of Fairbanks. Their work has defined a strongly anomalous gold zone that requires drilling for the next phase of work.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during 2001.

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

	Price per Share
	High	Low
First Quarter 1998 (January 1-March 30)	$1.44	$0.50
Second Quarter 1998 (March 30-June 30)	$0.81	$0.18
Third Quarter 1998 (June 30-September 30)	$0.60	$0.18
Fourth Quarter 1998 (September 30-December 31)	$0.32	$0.12
First Quarter 1999 (January 1-March 31)	$0.13	$0.10
Second Quarter 1999 (April 1-June 30)	$0.13	$0.115
Third Quarter 1999 (July 1-September 30)	$0.13	$0.08
Fourth Quarter 1999 (September 30-December 31)	$0.23	$0.09
First quarter 2000 (January 1-March 31)	$0.40	$0.20
Second Quarter 2000 (April 1-June 30)	$0.24	$0.15
Third Quarter 2000 (July 1-September 30)	$0.19	$0.14
Fourth Quarter 2000 (September 30-December 31)	$0.17	$0.11
First quarter 2001 (January 1-March 31)	$0.15	$0.09
Second Quarter 2001 (April 1-June 30)	$0.21	$0.10
Third Quarter 2001 (July 1-September 30)	$0.16	$0.10
Fourth Quarter 2001 (September 30-December 31)	$0.13	$0.09
First quarter 2002 (January 1-March 30)	$0.25	$0.09

(b) There are in excess of 500 holders of the common and 3 holders of preferred stock of the Company.

  The Company has paid no dividends.

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the fourth quarter of 2001. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	3,717,647	$ 445,000
Consulting and other services	3,000,894	387,635

Total	6,718,541	$ 832,635

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

RESULTS OF OPERATIONS

At the end of year 2001 the Company had generated $343,038 in operational revenue, which had been derived from the production of gold from the Mineral Ridge gold mine. Previous to this, all Company activities had been directed toward development and exploration activities. The Company has three active exploration properties in Nevada.

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

Operating expenses totaled $1,548,982 for 2001, compared to $1,092,940 for 2000. The increase is due primarily to an increased exploration activities at Borealis and Contact and the purchase of the Mineral Ridge gold mine and its related maintenance costs. These changes resulted in an operating loss of $1,662,762, compared to a loss of $1,134,354 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had current assets of $121,225 compared to current liabilities of $1,801,331. Total current liabilities increased approximately $160,000 due primarily to the debt related to the acquisition of the Mineral Ridge Mine.

During fiscal 2001, liquidity needs were met from: (i) private placement of 144 restricted shares of $445,000, (ii) issuance of stock to vendors and employees for goods and services of $387,635, and (iii) conversion of outstanding debt to common stock of $10,000.

As of December 31, 2001, the company had $343 in cash.

The Company anticipates total expenditures for fiscal 2002 for general and administrative expenses to be approximately $468,000 and for exploration and property holding cost to be approximately $850,000. Exploration and holding expenditures include $100,000 for the Mineral Ridge gold mine, $300,000 for the Lewis Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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

INVESTING AND FINANCING ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential joint venture partners. In 2001 the Company continued to receive $20,000 per month from a stock option agreement signed in 1999, which was enough to meet its basic operating needs. The status of this agreement is discussed in Note 15 on page 43 of this report.

The Company is currently offering an equity Private Placement to raise approximately $1.0 million. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a restricted stock equity placement on a minimum investment of $10,000. The initial offering price was $0.10 per share for the first $200,000 and will be adjustable to 80% of the bid price of the stock in $200,000 increments but will not be less than $0.10 per share. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

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

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

I. Summary Information.

The following are the directors and executive officers of the Company:

Name                                                 Age                                                                             Position

Michael R. Fitzsimonds                    46                                                                          President, Director

Steven D. Craig                                  54                                                                          Vice President, Corporate Secretary, Director

Allan J. Marter                                   54                                                                            Director

David A. Caldwell                              42                                                                          Director

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

II. Narrative Information Concerning the Directors and Executive Officers

Michael R. Fitzsimonds – President, Director

Mr. Fitzsimonds is the President and a Director of the Company. He is an experienced geological engineer with over 24 years of mining industry work. Previously, he was with Santa Fe Pacific Gold Corporation for 10 years with responsibilities for all of Santa Fe’s initial resource evaluations and due diligence work of all mine operations and acquisition projects worldwide. Overall, he has experience in the minerals industry with project development ranging from grass roots exploration, project development and mine startup. Mr. Fitzsimonds’ current responsibilities with Golden Phoenix includes handling all administrative aspects of the company, which include SEC liaison, corporate finance, human relations, as well as directing the current Mineral Ridge operations and predevelopment work including all resource evaluations and permitting requirements.

Steven D. Craig – Vice President, Secretary and Director

Mr. Craig is Vice President, Corporate Secretary and Director. Mr. Craig is an experienced economic geologist with 28 years of diversified exploration work. He previously spent 23 years of his career with Kennecott Exploration Company and their affiliates including Bear Creek Mining Co., BP Minerals America, and RTZ Ltd. His experience was mostly gained in the western United States as both an exploration geologist and manager of a successful gold exploration team based in Reno. He also has international experience in such places as Papua New Guinea, South America, and Mexico. He previously served as an officer and trustee with the Northwest Mining Association and as President of the Geological Society of Nevada. Mr. Craig’s current responsibilities with Golden Phoenix include directing all exploration aspects of the Company’s projects and assisting the President with administrative duties as required.

Allen J. Marter – Director

Mr. Marter is a Director and is Chief Financial Officer for Golden Star Resources in Denver, Colorado. Previously, he was a financial advisor in the mining industry and Principal of Waiata Resources of Littleton, Colorado. He has over 23 years experience in the mining industry and previously served as chief financial officer for several junior exploration and mining companies in Denver and Vancouver. He has been active in mining industry activities and in 1993 was President of the Northwest Mining Association. He is also a director of Minera Andes Inc. and Addwest Minerals International, Limited. Mr. Marter is responsible as an outside director to ensure that the company achieves success by proper utilization of its resources.

David A. Caldwell – Director

Mr. Caldwell is a Director with professional experience as a geologist and geophysicist. He has more than 15 years experience in the minerals exploration industry with work in sulfur, base metal and gold exploration and development. He previously had roles in project management and development at Santa Fe Pacific Gold Corporation and Gold Fields Mining Company. He is currently an Officer and Director with Nevada Pacific Gold (US), Inc. in Elko, Nevada. Mr. Caldwell is responsible as an outside director to ensure that the company achieves success by proper utilization of its resources.

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

Item 10. - EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2001 did not exceeded $100,000:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s)	Securities Under-lying Options/ SARs (#)(1)	LTIP Payouts ($)	All Other Compen-sation
CEO Michael Fitzsimonds	2001	$60,000		$35,000		2,543,940(5)
	2000	$60,000(4)		$35,000
	1999	$60,000(3)		$35,000
	1998	$60,000(2)		$35,000		375,000
	1997	$30,000

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

(4) Of the $60,000 in 2000 annual compensation, $30,000 was accrued at December 31, 2000 and remains unpaid as of the date of this report.

(5) in addition to the options replaced and granted in note 1 Mr. Fitzsimonds was granted the right to convert his unpaid salary during 1998 and 1999 into options for 1,148,940 common shares at $0.147.

Option Grants in Last Fiscal Year

	Number of	% of Total
	Securities	Granted to
	Underlying	Employees in	Exercise or	Expiration
Name	Options Granted	Fiscal Year	Base Price	Date
Michael R. Fitzsimonds	none

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Options Exercised:

Shares Acquired
Name	On Exercise(#)	Value Realized
Michael R. Fitzsimonds	None	N/A

Options Unexercised:

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at 12/31/01		At 12/31/01
Name	Exercisable	Unexercise.	Exercisable	Unexercise.
Michael R. Fitzsimonds	2,543,940	375,000	$476,254	$257,813

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 22, 2002, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney	5,506,891	3,770,547	9,277,438(1)	19.81%
P.O. Box 10725
Reno, NV 89510

Michael R. Fitzsimonds	992,550	2,543,940	3,536,490(2)	7.55%
3595 Airway Dr., Ste 405
Reno, NV 89511

Newmex Minerals Inc.	6,000,000	6,000,000	12,000,000	25.63%
603 7th Ave., Suite 500
Calgary, AB T2P 2T5

(1) Included in Mr. Whitney's shares are 2,789,244 restricted common shares owned by Whitney & Whitney, Inc.(WWI). Mr. Whitney is president of WWI and president and more than 10% shareholder of its parent company, Itronics Inc. Mr. Whitney's options and warrants are at $0.10 per share.

(2) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 1,395,000 common shares at $0.22, 1,148,940 common shares at $0.147. During 2001 options for 375,000 common shares at $0.69per share expired.

b) Security Ownership of Management

The following tables set forth, as of March 22, 2002, certain information with respect to director and executive officer ownership of common and preferred stock in the Company:

Common Stock

Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
Michael R. Fitzsimonds	992,550	2,543,940	3,536,490(1)	7.55%
3595 Airway Dr., Ste 405
Reno, NV 89511

Steven D Craig		1,319,349	1,319,349(2)	2.82%
3595 Airway Dr., Ste 405
Reno, NV 89511

David Caldwell		100,000	100,000(3)	0.21%
3595 Airway Dr., Ste 405
Reno, NV 89511

Allan Marter		50,000	50,000(4)	0.11%
3595 Airway Dr., Ste 405
Reno, NV 89511

All directors and executive
officers as a group ( 4 persons)	992,550	4,013,289	5,005,839	10.69%

(1) Mr. Fitzsimonds has conversion rights on preferred stock for 1,000,000 common shares at $0.10 per share and options for 1,395,000 common shares at $0.22, 1,148,940 common shares at $0.147. During 2001 375,000 common shares at $0.69 per share expired.

(2) Mr. Craig holds options for, 335,049 common shares at $0.22 per share and 984,300 common shares at $0.147 . During 2001 344,000 common shares at $0.20, 153,907 common shares at $0.27 and 287,000 common shares at $0.69 per share expired.

(3) Mr. Caldwell holds options for 100,000 common shares at $0.22 per share. During 2001 70,000 common shares at $0.20 expired.

(4) Mr. Marter holds options for 50,000 common share at $0.22. During 2001 100,000 common shares at $0.20 expired.

The following table sets forth certain information as of March 22, 2002 as to the beneficial ownership of the Company’s preferred stock by all directors, the named executive officers, and all directors and executive officers as a group.

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

(e) Notes to Consolidated Financial Statements

2. List of Exhibits

14.1 General Executive Compensation Contract

21 Significant Subsidiaries

II. Reports on Form 8-K

           None

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 1999

Page
FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant	33

Balance Sheets at December 31, 2000 and 1999	34

Statements of Operations During the Development Stage for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000	36

Statements of Stockholders= Equity (Deficit) for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000	38

Statements of Cash Flows for the periods ended December 31, 2000 and 1999 and Inception (June 2, 1997) to December 31, 2000	43

Notes to Consolidated Financial Statements	46

STATEMENTS AND SCHEDULES
Schedules not included are omitted for the reason they are not applicable or not required.

Albright, Persing & Associates, Ltd.

CERTIFIED PUBLIC ACCOUNTANTS

1025 Ridgeview Drive, Suite 300

Reno, Nevada 89509

To the Board of Directors and Stockholders

Golden Phoenix Minerals, Inc.

We have audited the accompanying balance sheets of Golden Phoenix Minerals, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2001 and December 31, 2000 and from inception (June 2, 1997) to December 31, 2001. These financial statements are the responsibility of Golden Phoenix Minerals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. at December 31, 2001 and 2000 and from Inception (June 2, 1997) to December 31, 2001 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 and Note 14 to the financial statements, the Company’s capitalized reclamation and reclamation obligation have been determined by the Company’s management on the basis of estimates of the future costs associated with the closing of the Mineral Ridge Mine. While the approach to establishing the reclamation estimate appears reasonable, there is an absence of a significant amount of experience as to whether the Company’s actual incurred costs will conform to the assumptions inherent in the determination of the asset and liability. Accordingly, the ultimate costs of reclamation may vary significantly from the estimated amounts included in the accompanying financial statements.

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

Reno, Nevada

April 13, 2002                                                                            /S/ Albright, Persing & Associates, Ltd.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS
	2001	2000

Current Assets
Cash	$343	$38,636
Prepaid expenses	35,876	44,253
Employee advances	28,050	24,524
Receivables - other	56,015	-
Stock subscription receivable	-	200,000
Accrued interest receivable	941	-
Total Current Assets	121,225	307,413

Marketable equity securities	3,138	1,700
Options	25,000	25,000
Mining properties and claims	1,860,591	1,860,591
Property and equipment, net of accumulated depreciation of $214,561 in 2001 and $68,899 in 2000	738,771	819,232
Organization costs, net of accumulated amortization of $1,040 in 2001 and $809 in 2000	115	346
Deposits	26,251	419,874
Capitalized reclamation costs	1,800,000	1,300,000
Deferred development costs	462,709	386,602
Deferred tax assets, net of valuation allowance	-	-

Total Assets	$5,037,800	$5,120,758

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	2001	2000
Current Liabilities
Accounts payable	$411,125	$254,281
Accrued liabilities	207,341	149,567
Accrued royalties	30,000	-
Current portion of long term debt	541,424	431,114
Accrued interest on note payable	127,126	22,203
Utilities contract payable	-	316,654
Amounts due to stockholders	427,600	422,100
Accrued interest stockholder loans	56,715	43,997
Total Current Liabilities	1,801,331	1,639,916

Long-term Liabilities
Capital lease obligations	94,343	3,755
Long term debt	61,271	86,065
Utilities contract payable	-	65,746
Convertible notes payable	485,000	485,000
Accrued interest convertible notes payable	112,366	54,165
Reclamation liabilities	1,819,874	1,319,874
Total Liabilities	4,374,185	3,654,521

Stockholders’ Equity (Deficit)
Preferred stock, no par value, 50,000,000 shares authorized, 426,300 and 441,700 shares issued and outstanding at December 31, 2001 and 2000	1,708	1,770
Common stock, no par value, 150,000,000 shares authorized, 44,082,101 and 36,750,121 issued and outstanding at December 31, 2001 and 2000, respectively (including 16,162,745 and 14,259,118 of 144 restricted shares for organizational services at December 31, 2001)	7,281,637	6,394,272
Additional paid in capital	123,700	108,300
Deficit accumulated during the development stage	(6,698,930)	(5,037,605)
	708,115	1,466,737
Less: Stock Subscription Receivable	(44,500)	(500)
Total Stockholders’ Equity	663,615	1,466,237

Total Liabilities and Stockholders’ Equity	$5,037,800	$5,120,758

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

	Cumulative During Development Stage	2001	2000
Revenues
Metal sales	$344,941	$309,796	$35,145
Other product sales	33,242	33,242	-
Joint Venture	34,400	-	-
Options	2,000	-	-
Property and claims	60,811	-	57,811
	475,394	343,038	92,956

Cost of metal sales	313,651	286,601	27,050

Gross profit	161,743	56,437	65,906

Expenses
Exploration	2,669,467	243,923	311,733
General and administrative	3,878,629	1,305,059	781,207
	6,548,096	1,548,982	1,092,940

Loss from Operations	(6,386,353)	(1,492,545)	(1,027,034)

Other Income (Expense)
Interest income	21,143	19,277	1,596
Interest expense	(420,077)	(189,392)	(127,179)
Gain on sale of stock in affiliate	10,016	-	-
Gain (loss) on sale of fixed assets	2,551	-	-
Other income	13,847	195	3,100
Other expense	(4,001)	(297)	(2,414)
Rent income	40,176	-	17,577
Loss Before Provision for Income Taxes	(6,722,698)	(1,662,762)	(1,134,354)

Income Tax Benefit (Expense)
Current	-	-	-
Deferred	-	-	-
	-	-	-

Net Loss before Extraordinary Item	(6,722,698)	(1,662,762)	(1,134,354)

Extraordinary Item - Gain on Settlement of Debt (net of income tax of $0)	22,331	-	22,331

Net Loss	$(6,700,367)	$(1,662,762)	$(1,112,023)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

	Cumulative During Development Stage	2001	2000
Comprehensive Income (Loss):
Net change in unrealized gain (loss) arising during the year ended December 31	1,437	1,437	-

Net Comprehensive Loss	$(6,698,930)	$(1,661,325)	$(1,112,023)

Basic and Diluted Net Loss per Common Share Before Extraordinary Gain	$(.27)	$(.04)	$(.04)

Extraordinary Gain on Extinguishment of Debt	.001	-	.001

Basic and Diluted Net Loss per Common Share	$(.27)	$(.04)	$(.04)

Shares Used in Computing Basic and Diluted Shares	24,413,708	39,898,240	28,298,387

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total

Balances, June 2, 1997 (date of inception)	-	$ -	-	$ -	-	$ -	$ -	$ -

Issuance of common stock for cash	10,465,000	1,139,000	-	-	-	-	-	1,139,000

Issuance of common stock for services - Sec. 144 restricted shares	2,000,000	2,000	-	-	-	-	-	2,000

Issuance of preferred stock for services - Sec.144 restricted shares	-	-	500,000	2,000	-	-	-	2,000

Sale of common stock for cash Sec. 504 exempt				424,480	843,657	-	-	-

Issuance of common stock for joint venture option purchase Sec.144 restricted shares			50,000	100,000	-	-	-	-

Net loss for the period from June 2, 1997 through December 31, 1997	-	-	-	-	-	(1,461,837)	-	(1,461,837)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance at December 31, 1997	12,939,480	2,084,657	500,000	2,000	-	(1,461,837)	-	624,820

Issuance of common stock to vendors and employees for goods and services	721,000	187,000	-	-	-	-	-	187,000

Issuance of common stock for stock options exercised	510,000	109,315	-	-	-	-	-	109,315

Issuance of common stock in exchange for debt pay off	431,486	383,113	-	-	-	-	-	383,113

Issuance of common stock for cash	1,727,627	685,890	-	-	-	-	-	685,890

Conversion of outstanding debt to common stock	346,667	195,000	-	-	-	-	-	195,000

Net loss for the year ended December 31, 1998		-	-	-	-	(1,750,898)	-	(1,750,898)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001
					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance December 31, 1998	16,676,260	3,644,975	500,000	2,000	-	(3,212,735)	-	434,240

Issuance of common stock to vendors and employees for goods and services	5,522,680	587,647	-	-	-	-	-	587,647

Issuance of common stock in exchange for debt pay off	-	-	-	-	-	-	-	109,315

Issuance of common stock for cash	2,375,000	237,500	-	-	-	-	-	237,500

Acquisition of Treasury Stock	(500,000)	-	-	-	-	-	-	-

Sale of Treasury Stock	500,000	-	-	-	50,000	-	-	50,000

Net loss for the year ended December 31, 1999		-	-	-	-	(712,847)	-	(712,847)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001
					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance December 31, 1999	24,573,940	$4,470,122	500,000	$ 2,000	$ 50,000	$(3,925,582)	-	$ 596,540

Issuance of common stock to vendors for goods and services Sec. 144 restricted shares	2,554,974	415,118	-	-	-	-	-	415,118

Issuance of common stock inexchange for debt pay off. Sec. 144 restricted shares	33,207	8,302	-	-	-	-	-	8,302

Issuance of common stock for notes/stock subscriptions receivable Sec. 144 restricted shares	1,005,000	200,500	-	-	-	-	(500)	200,000

Issuance of stock for purchase of mining properties and claims Sec. 144 restricted shares	3,000,000	600,000	-	-	-	-	-	600,000

Issuance of common stock for cash	5,000,000	700,000	-	-	50,000	-	-	700,000

Preferred stock converted to common shares	583,000	230	(58,300)	(230)	58,300	-	-	58,300

Net loss for the year ended December 31, 1999		-	-	-	-	(1,112,023)	-	(1,112,023)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001
					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance December 31, 2000	36,750,121	$6,394,272	441,700	$ 1,770	$ 108,300	$(5,037,605)	$ (500)	$ 1,466,237

Issuance of common stock to vendors for goods and services Sec. 144 restricted shares	3,000,894	387,635	-	-	-	-	-	387,635

Issuance of common stock inexchange for debt pay off.Sec.144 restricted shares	50,000	10,000	-	-	-	-	-	10,000

Issuance of common stock for notes/stock subscriptions receivable Sec. 144 restricted shares	500,000	44,500	-	-	-	-	(44,000)	500

Issuance of common stock for cash	3,717,647	445,000	-	-	-	-	-	445,000

Preferred stock converted to common shares	154,000	230	(15,400)	(62)	15,400	-	-	15,568

Net loss for the year ended December 31, 1999		-	-	-	-	(1,661,325)	-	(1,661,325)

Balance December 31, 2001	44,172,662	$7,281,637	426,300	$ 1,708	$ 123,700	$(6,698,930)	$ (44,500)	$ 663,615

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

	Cumulative During Development Stage	2001	2000
Cash Flows From Operating Activities
Net Loss	$ (6,698,930)	(1,661,325)	(1,112,023)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	228,471	145,893	36,804
(Loss) gain on sale of fixed assets	(2,551)	-	-
Common stock issued for goods and services	1,731,002	397,635	423,420
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(75,694)	(56,015)	6,000
(Increase) Decrease in prepaid expenses	(35,877)	8,377	(42,153)
(Increase) Decrease in employee advances	(2,371)	(3,526)	1,155
(Increase) Decrease in accrued interest receivable	(941)	(941)	-
(Increase) Decrease in deposits	(6,377)	393,623	(400,000)
Increase (Decrease) in accounts payable	398,794	156,844	9,324
Gain on extinguishment of debt	22,331	-	22,331
Increase in accrued liabilities	327,707	57,774	90,882
Increase in accrued interest payable	58,201	58,201	-
Increase in accrued royalties	30,000	30,000	-
(Decrease) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in deferred exploration and development costs	(462,710)	(76,107)	(322,385)
(Increase) in options	(25,000)	-	-
Deferred income tax (benefit)	-	-	-
Net Cash (Used) in Operating Activities	(4,457,118)	(549,567)	(1,286,645)

Cash Flows (Used) Provided by Investing Activities
Purchase of property and equipment	(665,165)	(65,201)	(430,703)
Proceeds from fixed asset sales	34,965	-	-
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash (Used) by Investing Activities	(1,392,491)	(65,201)	(430,703)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

	Cumulative During Development Stage	2001	2000
Cash Flows From (For) Financing Activities
Proceeds from convertible notes payable	485,000	-	485,000
Principal payments on capital lease obligations	(15,986)	(7,229)	(4,278)
Proceeds from notes payable - stockholders	728,900	105,500	-
Payments on notes payable - stockholders	(16,300)	(10,000)	-
Payments on long-term debt	(503,183)	(386,296)	-
Proceeds from notes payable	732,756	220,100	512,656
Additional paid in capital	73,700	15,400	58,300
Net proceeds from sale of common stock	4,365,065	639,000	700,000
Net Cash Provided by Financing Activities	5,849,952	576,475	1,751,678

Net Increase in Cash	343	(38,293)	34,330

Cash at Beginning of Period	-	38,636	4,306

Cash at End of Period	$ 343	$ 343	$ 38,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Cumulative During Development Stage	2001	2000

Cash Paid for Interest	$ 292,612	$ 219,480	$ 46,516

Cash Paid for Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2001, the net change in unrealized gains (losses) of available-for-sale securities was $1,437.

	Cumulative During Development Stage	2001	2000
Reduction in debt due to renegotiation of joint venture contract	$ 200,000	$ -	$ -

Common stock issued for debt payment	401,415	10,000	8,302

Common stock issued for stockholder debt payment	195,000	-	-

Common stock issued for joint venture purchase	100,000	-	-

Common stock issued for mining property purchase	600,000	-	600,000

Property plant and equipment purchased through debt assumed	382,400	-	382,400

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

The Company has experienced losses since its inception in 1997 and had an accumulated deficit at December 31, 2001. The Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. The Company intends to have an ongoing program to obtain outside financing for its exploration and development activities. Failure to raise additional capital when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The company incurred a net loss of $1,661,325 and $1,112,023 for the years ended December 31, 2001 and 2000, respectively, and has an accumulated deficit of $6,698,930 as of December 31, 2001.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

During 2001 36% (31% in 2000) of revenues consisted of gold sales to one party.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclamation and Remediation Costs

Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future reclamation and remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

Net Loss Per Share

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for the years ended December 31, 2001 and 2000 was antidilutive, basic and diluted earnings per share are the same. Accordingly options to purchase common stock at December 31, 2001 and 2000, of 4,395,764 and 5,840,671 shares, warrants to purchase common stock of 14,359,747 and 9,950,000 shares and common shares potentially issuable upon conversion of preferred stock existing at the end of 2001 of 4,263,000 and 2000 of 4,417,000 shares, were not included in the calculation of diluted earnings per common share.

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company implemented SFAS No. 130 for the year ended December 31, 1998. During 2001 and 2000, the Company did not generate transactions considered part of "other comprehensive income."

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

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

In June 1999 and 2000, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, repectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of these statements will have no significant impact on the Company’s financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. The Company has adopted SAB 101 as it is a public registrant, however, the adoption of SAB 101 is not expected to have a significant impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company’s fiscal year 2002.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Standards - Continued

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that established a single accounting model, based on the framework of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002 and there was no impact upon adoption.

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

On November 7, 2000 the Company purchased the Mineral Ridge gold mine located near Silver Peak, Nevada. The Company purchased the mine for $225,000 in cash and assumed debt of approximately $382,400. The company had sales of minerals produced from the prior operation of the mine of $35,145 in 2000. The Company plans to mine 648,000 tons of ore production annually and estimates a total of 180,406 ounces of gold over the life of the mine which is estimated to be 4.4 years with leaching scheduled for 6 years. The Company assumed reclamation deposits of $900,000 and $19,874 for future reclamation when they purchased the mine. They are currently negotiating a new reclamation bond for approximately $3.1 million and have prepared a new reclamation plan which was accepted by the Nevada Department of Environmental Protection and the Bureau of Land Management in March, 2001. Golden Phoenix hopes to have all requirements for re-starting the mine resolved by mid-2002.

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

As part of the agreement Newmex has purchased an additional 3,000,000 common shares and 3,000,000 two year $0.13 warrants for $600,000. The agreement requires that the $600,000 be used for the purchase and operations of the Mineral Ridge Mine. $600,000 was deposited in escrow account. At December 31, 2001 the Company has drawn $600,000.

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

NOTE 4 - OPERATIONS - JOINT VENTURES - Continued

The Company has retained their interest in the Contact copper property which is part of the F. W. Lewis portfolio. On January 28,1998 the Company entered into a joint venture agreement with International Enexco Ltd. ("Enexco"). The Company has the option to purchase 60% of the properties and the Contact Venture for a total of $2,600,000 in Work Requirements and $313,000 in payments over a six year period. The company paid $25,000 in option costs for the agreement in 1998. During 1999, the Company incurred $387,820 in work requirements and $24,000 in cash and issued 24,000 shares of stock for mining lease payments. During 2000, the Company incurred $177,349 in work requirements and $48,000 in mining lease payments. During 2001, the Company incurred $50,006 in work requirements and $32,000 in mining lease payments.

NOTE 5 - DEFERRED DEVELOPMENT COSTS

During 1999, the Company evaluated their Contact and Borealis properties and determined, based on identified mine deposits, that these properties are now in the development stage. Costs incurred after September 30, 1999, will be capitalized. Such costs will be depreciated upon the commencement of commercial production.

NOTE 6 - MARKETABLE SECURITIES

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

Investments in securities are summarized as follows at December 31, 2001:

	Gross	Gross	Fair
	Unrealized	Unrealized	Market
	Gain	Loss	Value
Available-for-sale securities:
Common stock	$ 1,437	$ -	$ 3,138

There were no realized gains or losses on securities classified as available for sale during 2001 and 2000.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

Short term notes payable to related parties consisted of the following amounts at December 31:

	2001	2000

Notes payable to stockholders, non-interest bearing, interest imputed at 8%, principal and unpaid accrued interest due on demand, unsecured	$422,100	$422,100

Other notes payable to employees and stockholders	5,500	-
	$427,600	$422,100

The Company incurred related party interest expense of $28,140 and $28,140 for the years ended December 31, 2001 and 2000, respectively.

NOTE 8 - OPTIONS

The Company had the following options at December 31:

	2001	2000

International Enexco Inc. Contact joint venture	$25,000	$25,000

NOTE 9 - MINING PROPERTIES AND CLAIMS

The Company had the following mineral rights and claims at December 31:

	2001	2000

Cirque Propert - Alaska	$ 202,591	$ 212,591
Borealis	$1,650,000	$1,650,000
Borealis - deferred development costs	$ 108,400	$ 82,299
Contact - deferred development costs	$ 354,309	$ 304,303

NOTE 10 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at December 31:

	2001	2000

Land	$ 57,600	$ 57,600
Computer equipment	43,083	43,083
Trucks	136,656	136,656
Office furniture and equipment	16,516	16,516
Equipment under capital lease	48,892	17,032
Mining equipment	550,585	517,244
Building	100,000	100,000
	953,332	888,131
Less: Accumulated Depreciation	(214,561)	(68,899)
	$ 738,771	$ 819,232

The following property and equipment, included above, was for the Mineral Ridge Mine operation at December 31:

	2001	2000

Land	$ 57,600	$ 57,600
Trucks	136,656	136,656
Mining equipment	550,585	517,244
Building	100,000	100,000
	781,244	747,903
Less: Accumulated Depreciation	(165,305)	(16,386)
	$ 615,939	$ 731,517

NOTE 11 - ORGANIZATION COSTS

Organization costs are being amortized over five years. The balance at December 31 is as follows:

	2001	2000

Organization costs	$ 1,155	$ 1,155
Less accumulated amortization	(1,040)	(809)
	$ 115	$ 346

Amortization expense for the years ended December 31, 2001 and 2000 amounted to $231 each year.

NOTE 12 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2001	2000

Accrued payroll and related expenses	$ 207,341	$ 133,678
Other accrued liabilities	-	15,889
	$ 207,341	$ 149,567

NOTE 13 - LONG TERM DEBT

Long term debt consisted of the following:

	2001	2000

Convertible notes payable dated January - April, 2000, interest at 12% per annum with accrued interest and principal due 2005, five years from issue date. The notes are convertible into restricted common shares of Golden Phoenix Minerals, Inc. at $0.20 per share.

	$ 485,000	$ 485,000
Note payable to NewMex Nevada, Inc. dated November 7, 2000, interest at 24% per annum, interest and principal due February 5, 2001, with option to extend due date.	400,000	400,000
Capital lease payable to IKON Capital Resources, dated October 15, 1997 payable at $250.38 per month, including interest imputed at 15.2% per annum, maturity November, 2002, secured by certain computer equipment, personally guaranteed by a shareholder.	5,130	8,277

NOTE 13 - LONG TERM DEBT - Continued

	2001	2000

Capital lease payable to Compaq Financial Services, dated August 1, 2001, payable at $1,596.75 per month, including taxes and fees and interest imputed at 17.18% per annum, maturity August 1, 2005, secured partially by certain computer equipment	$ 49,937	$ -
Capital lease payable to CIT Financial Services, dated August 21, 2001, payable at $1,409.19 per month, including interest imputed at 20.481% per annum, maturity August 5, 2005, secured partially by certain computer equipment	44,660	-
Capital lease payable to Heller Financial Leasing, dated July 5, 2001, payable at $1,195.41 per month, including interest imputed at 18.5% per annum, maturity July 5, 2006, secured by certain computer equipment	18,501	-
Note payable to GMAC, dated November 17, 2000, payable at $672.58 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck	23,491	29,798
Note payable to GMAC, dated November 17, 2000, payable at $672.58 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	23,491	29,799
Note payable to GMAC, dated November 17, 2000, payable at $599.51 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	20,939	26,561
Note payable to Craig & Diana Drossel, dated August 28, 2001, payable at $8133.26 per month, including interest at 15% per annum through August 31, 2002.	90,000	-
Note payable to GMAC, dated November 17, 2000, payable at $598.08 per month including interest at 3.9% per annum through December, 2004, secured by a 2000 GMC Sierra truck.	20,889	26,498
	1,182,038	1,005,933
Less: Current portion of long term debt	(541,424)	(431,114)
	640,614	574,820

NOTE 13 - LONG TERM DEBT - Continued

Maturities on long term debt are as follows:

Year Ended December 31,
2002	$541,424
2003	53,507
2004	59,927
2005	519,140
2006 and thereafter	8,040

$1,182,038

NOTE 14 - COMMITMENTS

Leases

The Company leases its facilities under a non-cancelable operating lease expiring July 31, 2002. The following is a schedule, by years, of the future minimum lease payments under operating leases, together with the net minimum lease payments as of December 31, 2001.

                                    Year ended December 31, 2002                                 $ 16,720

Rental expense for all operating leases was $26,274 and $45,742 for the years ended December 31, 2001 and 2000, respectively.

The Company sub-leased a portion of its office space to Whitney & Whitney, Inc., a related party under a non-cancelable operating lease which expired July 31, 2000. Sub-lease income was $17,577 for the year ended December 31, 2000.

Capital Leases

The Company has computer equipment with a net book value of $30,977 (accumulated depreciation of $6,881) under capital leases at December 31, 2001. Deposits made on the new capital leases in 2001, were $5,611.

The Company also has a copier with a net book value of $5,430 (accumulated depreciation of $11,602) under capital leases at December 31, 2001.

Minimum future lease payments under the capital leases as of December 31, 2001, is as follows:

Year Ended December 31,
2002	$ 54,241
2003	50,218
2004	49,413
2005	42,055
2006 and thereafter	10,759
206,686
Less: amount representing interest	(88,457)
Present value of minimum lease payments	$ 118,229

NOTE 14 - COMMITMENTS - Continued

Mining Lease - Borealis Project

The Company leases mining property in Mineral County, Nevada, known as the Borealis Property. The lease is cancelable within 90 days. Future lease payments as of December 31, 2001 are as follows:

                                              2002                                                   $ 96,000

For years after 2002, the lease continues at $8,000 per month with adjustments based upon the consumer price index, with no expiration of the lease.

Mining Lease - F.W. Lewis Contact Property

The Company leases mining property in Elko County, Nevada, known as the Contact Property, as part of a joint venture agreement. The lease is cancelable within 30 days. Future lease payments as of December 31, 2001 are as follows:

                                              2002                                                   $ 30,000

Mining Lease - International Enexco Limited - Contact

The Company also leases mining property in Elko County, Nevada, known as the Contact Property as part of a joint venture agreement with International Enexco. The lease is cancelable within thirty days. Future lease payments as of December 31, 2001 were as follows:

           Years Ended

          December 31,

              2002                                                  $ 48,000

              2003                                                     48,000

              2004                                                     48,000

NOTE 14 - COMMITMENTS - Continued

Royalty Agreement - Mary Mining Company, Inc.

As part of the purchase of the Mineral Ridge Mine, the Company assumed a net smelter returns royalty agreement with Mary Mining Company, Inc. The agreement calls for a production royalty of the net smelter returns. The royalty percentage rate is based on the price of gold per troy ounce.

Price of Gold per Troy Ounce	Royalty Percentage Rate
Less than or equal to $300U.S.	2.5%
Greater than $300, but less than or equal to $325	3%
Greater than $325, but less than or equal to $350	3.5%
Greater than $350, but less than or equal to $375	4%
Greater than $375, but less than or equal to $400	4.5%
Greater than $400, but less than or equal to $500	5%
Greater than $500, but less than or equal to $600	5.5%
Greater than $600, but less than or equal to $800	6%
Greater than $800, but less than or equal to $1,000	7%
Greater than $1,000	8%

The Company is required to pay a minimum advance royalty of $60,000 per year due July of each year, which shall be credited cumulatively against the production royalty payments.

The Company paid $43,562 for its pro-rata share for 2000/2001. The minimum advance royalty for 2001/2002 is currently outstanding.

Electric Service Agreement - Mineral Ridge Mine

On November 7, 2000, the Company assumed the electric services and utilities agreement between Mineral Ridge Resources, Inc. and Sierra Pacific Power Company in conjunction with the purchase of the Mineral Ridge Mine. The original agreement was dated July 11, 1997. The agreement calls for monthly payments of $24,358 through July, 2002. The Company has deposited $400,000 with Sierra Pacific Power Company to guarantee payment of the contract. The total amount due was paid during 2001, through application of the deposited amount.

Environmental Obligations

As part of the purchase of the Mineral Ridge Mine, the Company is responsible for future reclamation costs. The Company has prepared a reclamation plan for $1.8 million dollars which was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in March of 2001. The estimated future reclamation and remediation cost are accrued and will be charged over the expected operating life of the mine using the unit-of-production method.

NOTE 15 - STOCKHOLDER’S EQUITY

Common Stock

As of December 31, 2001, the Company has reserved a total of 5,005,839 shares of common stock pursuant to outstanding stock options. No options were exercised during 2000 or 2001.

Preferred Stock

The authorized number of preferred shares is 50,000,000 of which 426,300 of section 144 restricted shares were issued and outstanding as of December 31, 2001. Preferred stock is convertible to ten restricted common shares for every one preferred share at a conversion rate of .10 shares per common share for a period of ten years from June 12, 1997. At December 31, 2001 the Company was offering to buy back the preferred shares from the shareholders. During 2000, 58,300 shares were converted to 583,000 shares of common stock. During 2001, 15,400 shares were converted to 154,000 shares of common stock.

Redeemable Common Stock Warrants

Warrants for the purchase of common shares that were issued and outstanding as of December 31, 2001 are summarized below:

Number of Warrants	Exercise Price	Year of Expiration
2,100,000	0.10	2002
6,000,000	0.13	2002
750,000	0.10	2003
175,000	0.15	2003
117,647	0.85	2004
967,100	0.10	2004
14,359,747

NOTE 16 - RELATED PARTY TRANSACTIONS

During 1998, various employees and shareholders exercised 1,095,642 of options for $118,405. Notes payable to stockholders at December 31, 2001 and 2000, consisted of unsecured short-term notes at 8% interest in the amount of $422,100.

The Company sub-leased part of its office space to Whitney & Whitney, Inc. The sublease expired in July, 2000. The Company has a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and may be extended for an additional three years.

NOTE 16 - RELATED PARTY TRANSACTIONS- Continued

The agreement calls for payments by Golden Phoenix Minerals, Inc. of a minimum of $2,500 per month in restricted Golden Phoenix common shares. The agreement may be terminated by either party upon 90 days written notice. Total services from Whitney & Whitney were $149,628 for 2001 and $148,168 for 2000.

The President of Whitney & Whitney, Inc., Dr. Whitney, is a shareholder of Golden Phoenix Minerals, Inc. At December 31, 2001, he owned approximately 11% of outstanding stock. Dr. Whitney has an agreement to acquire up to 10,000,000 common shares of the Company. He has agreed to purchase up to 5,000,000 restricted common shares at $0.10, each share accompanied by a 3 year warrant to purchase one additional share at $0.10. Dr. Whitney has the right to transfer these options to others.

On November 7, 2000, the Company borrowed $400,000 from Newmex Nevada, Inc., a shareholder in the Company. See Note 12.

NOTE 17 - INCOME TAXES

The income tax provision consists of the following at December 31:

	2001	2000

Current Federal Tax Expense	$ -	$ -
Deferred Federal Tax Benefit (Expense)	-	15,889
Total Provision for Income Taxes	$ -	$ -

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are depreciation, net operating loss carryforwards and accrued salaries.

The total deferred tax liabilities and assets are as follows:

	2001	2000

Deferred tax assets	$ (3,004)	$ -
Deferred tax assets	985,053	734,895
Total valuation allowance recognized for deferred tax assets and liabilities	(982,049)	(732,634)
Net Deferred Tax (Liability) Asset	$ -	$ -

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

NOTE 17 - INCOME TAXES - Continued

The Company has available at December 31, 2001, unused operating loss carryforwards, which may be applied against future taxable income, that expire as follows:

Amount of Unused Operating Loss Carryforwards	Expiration During Year Ended December 31

$ 1,662,762	2016
1,139,999	2015
658,624	2014
1,648,493	2013
1,452,185	2012

$ 6,560,626

The principal reasons for the difference between the effective income tax rate and the federal statutory rate are as follows:

	2001	2000

Federal benefit expected at statutory rate	$ (249,414)	$ (171,303)
Operating losses with no current benefit	249,414	171,000
Accrued salaries	315	938
Depreciation	-	(302)
Non-deductible expenses	(315)	(333)
	$ -	$ -

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market value information and appropriate methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amount the Company could realize in a current market exchange. Estimated fair values of the Company’s financial instruments as of December 31, 2001 and December 31, 2000 are the same as their carrying amount.

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

NOTE 19 - STOCK OPTIONS

The Company applies APB Opinion 25 in accounting for its stock options. Compensation cost charged to operations was $0 in 2001 and 2000. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:
	2001	2000

Net Income (Loss)
As reported	$ (1,661,325)	$ (1,112,023)
Pro forma	$ (1,661,325)	$ (1,362,923)
Basic and Diluted Earnings Per Share
As reported	$ (.04)	$ (.04)
Pro forma	$ (.04)	$ (.05)

NOTE 19 - STOCK OPTIONS - Continued

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 2001:

2001

Dividend Yield	0%
Risk-Free Interest Rate	6.50%
Expected Life	1-2.5 years
Expected Volatility	47.96%

Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $0 in 2001 and $250,900 in 2000.

Following is a summary of the status of options outstanding during the years ended December 31, 2001 and 2000:
	YEAR ENDED 12-31-01		YEAR ENDED 12-31-00
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding at January 1	5,840,671.25		4,096,066	$ 1.49
Granted	-		4,732,764	0.21
Canceled	-		(337,000)	0.63
Expired	(1,444,907)		(2,651,159)	2.06
Exercised	-		-	-

Outstanding at December 31	4,395,764		5,840,671	0.25
Options exercisable at December 31	4,395,764		5,840,671	0.25

Weighted average fair value
of options granted during
2001 and 2000			-	0.05

NOTE 19 - STOCK OPTIONS - Continued

The following table summarizes information regarding stock options outstanding at December 31, 2001:
Exercisable Options			Outstanding Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.15	2,465,715	*	$ 0.15	2,465,715	$ 0.15
0.22	1,930,049	2.50 years	0.22	1,930,049	0.22

	4,395,764			4,395,764

* The term of these options is from the date of grant until six months after all loans, advances or other debts due to the employees granted these options have been paid in full.

NOTE 20 - CHANGES IN CLASSIFICATION AND COMPARABILITY

Certain reclassifications of amounts shown in previously issued financial statements have been made to enhance comparability with current financial statements. None of the reclassifications made resulted in a material change to any financial statement amounts.

NOTE 21 - SUBSEQUENT EVENTS

In April 2002, the Company obtained a new letter of credit with Sunwest Bank for $1.8 million which is fully collateralized by cash. This letter of credit is security against the new bond obtained from the Department of the Interior’s Bureau of Land Management. The bond relates to the reclamation and remediation costs. See Note 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                GOLDEN PHOENIX MINERALS, INC.

Date: April 13, 2002                                                            By: /s/ Michael R. Fitzsimonds

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

Date: April 13, 2002                                                             By: /s/ Michael R. Fitzsimonds

                                                                                                       Michael R. Fitzsimonds

                                                                                                       President and Director

                                                                                                       (Principal Executive, Financial and

                                                                                                      Accounting Officer)

Date: April 13, 2002                                                              By: /s/ Steven D. Craig

                                                                                                         Steven D. Craig

                                                                                                         Vice President, Secretary, and

                                                                                                          Director

Date: April 13, 2002                                                             By: /s/ Allen J. Marter

                                                                                                       Allen J. Marter

                                                                                                       Director

Date: April 13, 2002                                                             By: /s/ David A. Caldwell

                                                                                                       David A. Caldwell

                                                                                                       Director