Form 10QSB
period 2002-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2002-05-15
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Common Stock as of April 26, 2002 was 54,719,668.

Transitional Small Business Disclosure Format (check one):

Yes No X

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of March 31, 2002 and December 31, 2001.	3-4
Condensed Statements of Operations during the Development Stage for the Three Months Ended March 31, 2002 and 2001, and Inception (June 2, 1997) to March 31, 2002.	5
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001, and Inception (June 2, 1997) to March 31, 2002.	6
Notes to Condensed Financial Statements.	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

PART II Other Information
Item 2. Changes in Securities and Use of Proceeds	9
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

(Unaudited)

ASSETS

	March 31, 2002	December 31, 2001

Current Assets
Cash	$ 210,203	$ 343
Prepaid expenses	20,761	35,876
Employee Advances	33,493	28,050
Other receivables	51,575	56,015
Accrued interest receivable	58	941
Total Current Assets	316,090	121,225

Marketable equity securities	-	3,138
Options	25,000	25,000
Mining properties and claims	1,871,337	1,860,591
Property and equipment, net of accumulated
depreciation of $246,800 at March 31, 2002, and $103,895 at December 31, 2001	706,532	738,771
Organization costs, net of accumulated
amortization of $1,097 at March 31, 2002, and $866 at December 31, 2001	58	115
Deposits	37,428	26,251
Capitalized reclamation costs	1,800,000	1,800,000
Deferred development costs	462,746	462,709
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$5,219,191	$5,037,800

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2002	December 31, 2001
Current Liabilities
Accounts payable	$ 355,784	$ 411,125
Accrued liabilities	225,065	207,341
Accrued royalties	45,000	30,000
Current portion of long term debt	551,532	541,424
Accrued interest on notes payable	106,454	127,126
Amounts due to stockholders	422,100	427,600
Accrued interest stockholder loans	62,341	56,715
Total Current Liabilities	1,768,276	1,801,331

Long-term Liabilities
Capital lease obligations	112,301	94,343
Long term debt	56,876	61,271
Convertible notes payable	485,000	485,000
Accrued interest convertible notes payable	126,717	112,366
Reclamation liabilities	1,819,874	1,819,874
Total Liabilities	4,369,044	4,374,185

Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares
authorized and 426,300 and 432,200 shares issued and outstanding at March 31, 2002, and
December 31, 2001	1,708	1,708
Common stock, no par value, 150,000,000
shares authorized, 51,369,163 and 44,435,086
issued and outstanding at March 31, 2002 and December 31, 2001, respectively (including 16,987,947 of 144 restricted shares for organizational services)	8,068,542	7,281,637
Additional Paid-in Capital	123,700	123,700
Deficit accumulated during the development stage	(7,343,803)	(6,698,930)
	850,147	708,115
Less: Stock Subscription Receivable	-	(44,500)
Total Stockholders’ Equity	850,147	663,615
Total Liabilities and Stockholders’ Equity	$ 5,219,191	$ 5,037,800

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND 2001

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 2002

(Unaudited)

	Cumulative During Development Stage	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenues
Metal Sales	$ 353,412	$ 8,471	$ 67,067
Other Product Sales	33,242	-	-
Joint Venture	34,400	-	-
Options	2,000	-	-
Property and Claims	60,811	-	-
	483,865	8,471	67,067

Cost of Metal Sales	369,425	55,774	62,076
Gross Profit	114,440	(47,304)	4,991
Expenses
Exploration	2,984,295	314,828	203,632
General and administrative	4,056,578	177,949	189,794
	7,040,873	492,777	393,426

Loss from Operations	(6,926,433)	(540,080)	(388,435)

Other Income (Expense)
Interest income	21,436	293	767
Interest expense	(524,534)	(104,457)	(49,433)
Gain on sale of stock in affiliate	10,539	523	-
Gain (loss) on sale of fixed assets	2,551	-	-
Other income	14,132	327	70
Other expense	(4,001)	-	-
Rent Income	40,176	-	-

Loss Before Provision for Income Taxes	(7,366,134)	(643 394)	(437,031)

Income Tax
Current	-	-	-
Deferred	-	-	-
	-	-	-

Net Loss Before Extraordinary item	(7,366,134)	(643 394)	(437,031)
Extraordinary Item-Gain on Settlement of
Debt (net of income tax of $0)	22,331	-	-
Net Loss	$(7,343,803)	$(643,394)	$(437,031)

Basic and Diluted Net Loss per Common
Share Before Extraordinary Items	$(0.28)	$(0.01)	$(0.01)
Extraordinary Gain on Extinguishment of Debt	0.001	0.000	0.000
Basic and Diluted Net Loss per Common Share	(0.28)	(0.01)	(0.01)
Shares Used in Computing Basic and
Diluted Shares	26,630,652	50,539,183	37,211,464

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001

AND INCEPTION (JUNE 2, 1997) TO MARCH 31, 2002

(Unaudited)

	Cumulative During Development Stage	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Cash Flows From Operating Activities
Net Loss	$(7,343,803)	$(643,394)	$(437,031)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	260,768	32,297	35,053
(Gain) loss on sale of fixed assets	(3,074)	(523)	-
Common stock issued for goods and services	1,810,688	79,686	80,874
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(80,134)	(4,440)	(577)
Decrease in employee advances	(7,814)	(5,443)	(185)
(Increase) in accrued interest receivable	(58)	883	-
Decrease on stock subscriptions receivable	44,500	44,500	200,000
(Increase) in refundable deposits	(17,554)	(11,177)	(767)
(Increase) Decrease in prepaid expenses	(20,762)	15,115	(24,655)
Increase (Decrease) in accounts payable	343,453	(55,341)	32,701
Gain on extinguishments of debt	22,331	-	-
Increase (Decrease) in accrued liabilities	345,431	17,724	80,766
Increase (Decrease) in accrued interest payable	57,507	(694)
Increase (Decrease) in accrued royalties		15,000
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	-
(Increase) in deferred exploration costs	(462,748)	(38)	(10,015)
Net Cash (Used) in Operating Activities	(4,965,520)	(506,965)	(43,836)

Cash Flows From Investing Activities
Purchase of property and equipment	(665,165)	-	(7,139)
Proceeds from fixed asset sales	34,965	-	-
Proceeds from sale of investments	2,223	2,223
Purchase of mining properties and claims	(223,033)	(10,742)	-
Purchase of joint venture	(550,000)	-	-
Net Cash Provided (Used) by Investing Activities	(1,401,010)	(8,520)	(7,139)

Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	-	-
Principal payments on capital lease obligations	(26,107)	(10,121)	(598)
Proceeds from notes payable – stockholders	728,900	-	-
Payments on notes payable – stockholders	(21,800)	(5,500)	-
Proceeds from notes payable	775,563	42,807	103,500
Payments on long-term debt	(510,808)	(9,061)	(6,552)
Additional paid-in capital	73,700	-	9,500
Net proceeds from sale of common stock	5,072,285	707,220	-
Net Cash Provided by Financing Activities	6,576,733	725,345	105,850

Net Increase in Cash	210,203	209,860	54,875

Cash at Beginning of Period	-	343	38,636

Cash at End of Period	$ 210,203	$ 210,203	$ 93,511

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	81,138	27,122	8,006
Cash paid for income taxes	-	-	-

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2001. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

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

RESULTS OF OPERATIONS

Operational revenue of $8,471 was generated through March 31, 2002. Most Company activities have been directed toward exploration/development activities on our three key properties. The Company has exploration properties in Nevada and a royalty interest in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production. The operational revenue was generated through sales of metal from the Mineral Ridge mine.

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

Operating expenses totaled $492,777 for the first quarter of 2002, compared to $393,426 for 2001. The increase is due primarily to the operation of the Mineral Ridge mine in Esmeralda County, Nevada. The change resulted in a net loss of $643,394 for 2002, compared to a net loss of $437,031 for the same period in 2001.

RECENT DEVELOPMENTS

Mineral Ridge

At Mineral Ridge, the Company has an open pittable mineable reserve of 2,658,000 tons averaging 0.079 ounces gold per ton for a total of 209,200 ounces. Since the Company purchased the property in November 2000, it has produced 183.9 ounces of gold and 414.7 ounces of silver from the ongoing rinsing of the gold ore on the mine’s leach pads and cleanup of the process plant. It also continues to maintain and repair portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices in anticipation of mine start up.

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

On April 16, 2002 the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company must further increase the bond to a total of $3.16 million in order to resume cyanide leaching and to commence mining. The Company continues to negotiate with several surety and financing companies in order to obtain the full bond amount.

Once the Company gets its final reclamation bond filed, gold production will start immediately by adding cyanide to the leach solutions that are circulating through the leach pad. The Company estimates that between 20,000 to 40,000 ounces of gold will be recovered from the pad in about two years of operations.

Borealis

On February 12, 2002 the Company announced that it had signed a letter agreement with Seabridge Resources, Inc., Toronto, Canada to sell its Borealis gold project in Mineral County, Nevada. Then, on February 15, it announced that it had rescinded the letter agreement with Seabridge Resources, Inc. to sell its Borealis gold project due to issues that arose during due diligence.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the company had $210,203 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property, and the Borealis property. The Borealis Property lease payments are $7,000 per month. Payments to the end of March 31, 2002 total $36,720. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the first quarter of 2002 are $0. The payments are payable in cash and stock.

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

The Company is currently offering an equity Private Placement to raise approximately $1,000,000. The total amount to be raised may change, based on varying conversion prices set from time to time during the offering period. The offering is a restricted stock equity placement on a minimum investment of $10,000. The initial offering price was $0.10 per share for the first $200,000, adjustable to 80% of the bid price of the stock in $200,000 increments, but not less than $0.10 per share. No assurance can be given that the Company will obtain all of the financing required to maintain its property positions.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to cover the option agreement as well as meet its contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

PART II OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first quarter of 2002. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
First quarter 2002	Issued	Received
Private placement for cash	6,314,357	$ 707,220
Issued for goods and services	619,720	79,686

Total first quarter 2002	6,934,077	$ 786,906

Item 6. EXHIBITS AND REPORTS ON FORM 8-K(a) Exhibits: None

(b) No reports were filed on Form 8-K during the three month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                    GOLDEN PHOENIX MINERALS, INC.

Date: May 3, 2002                                                                                               By: /s/ Michael R. Fitzsimonds

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

Date: May 3, 2002                                                                                              By: /s/ Michael R. Fitzsimonds

                                                                                                                                    Michael R. Fitzsimonds

                                                                                                                                    President and Director

                                                                                                                                    (Principal Executive, Financial and

                                                                                                                                    Accounting Officer)