Form 10KSB/A
period 2001-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2002-07-24
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 22, 2000, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney	4,291,034	3,950,000	8,241,034(1)	19.81%
P.O. Box 10725
Reno, NV 89510

Michael R. Fitzsimonds	992,550	2,543,940	3,536,490(2)	7.55%
3595 Airway Dr., Ste 405
Reno, NV 89511

Newmex Minerals Inc.	6,000,000	6,000,000	12,000,000	25.63%
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

Item 13. - FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

I. List of Financial Statements and Exhibits

1. List of Financial Statements

(a) Consolidated Balance Sheets at December 31, 2001 and 2000

(b) Consolidated Statements of Operations During the Development Stage for the periods ended  December 31, 2001 and 2000 and Inception           (June 2, 1997) to December 31, 2001

(c) Consolidated Statements of Stockholders’ Equity (Deficit) for the periods ended December 31,  2001 and 2000 and Inception (June 2, 1997) to          December 31, 2001

(d) Consolidated Statements of Cash Flows for the periods ended December 31, 2001 and 2000 and Inception (June 2, 1997) to December 31,          2001

(e) Notes to Consolidated Financial Statements

2. List of Exhibits

    None

II. Reports on Form 8-K

    None

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 2001

Page
FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant	33

Balance Sheets at December 31, 2001 and 2000	34

Statements of Operations During the Development Stage for the periods ended December 31, 2001 and 2000 and Inception (June 2, 1997) to December 31, 2001	36

Statements of Stockholders’ Equity (Deficit) for the periods ended December 31, 2001 and 2000 and Inception (June 2, 1997) to December 31, 2001	38

Statements of Cash Flows for the periods ended December 31, 2001 and 2000 and Inception (June 2, 1997) to December 31, 2001	43

Notes to Consolidated Financial Statements	46

EXHIBITS

None

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

Reno, Nevada

April 13, 2002 /S/ Albright, Persing & Associates, Ltd.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS
	2001	2000

Current Assets
Cash	$343	$38,636
Prepaid expenses	35,876	44,253
Employee advances	28,050	24,524
Receivables - other	56,015	-
Stock subscription receivable	-	200,000
Accrued interest receivable	941	-
Total Current Assets	121,225	307,413

Marketable equity securities	3,138	1,700
Options	25,000	25,000
Mining properties and claims	1,860,591	1,860,591
Property and equipment, net of accumulated depreciation of $214,561 in 2001 and$68,899 in 2000	738,771	819,232
Organization costs, net of accumulated amortization of $1,040 in 2001 and $809 in 2000	115	346
Deposits	26,251	419,874
Capitalized reclamation costs	1,800,000	1,300,000
Deferred development costs	462,709	386,602
Deferred tax assets, net of valuation allowance	-	-

Total Assets	$5,037,800	$5,120,758

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	2001	2000
Current Liabilities
Accounts payable	$411,125	$254,281
Accrued liabilities	207,341	149,567
Accrued royalties	30,000	-
Current portion of long term debt	541,424	431,114
Accrued interest on note payable	127,126	22,203
Utilities contract payable	-	316,654
Amounts due to stockholders	427,600	422,100
Accrued interest stockholder loans	56,715	43,997
Total Current Liabilities	1,801,331	1,639,916

Long-term Liabilities
Capital lease obligations	94,343	3,755
Long term debt	61,271	86,065
Utilities contract payable	-	65,746
Convertible notes payable	485,000	485,000
Accrued interest convertible notes payable	112,366	54,165
Reclamation liabilities	1,819,874	1,319,874
Total Liabilities	4,374,185	3,654,521

Stockholders’ Equity (Deficit)
Preferred stock, no par value, 50,000,000 shares authorized, 426,300 and 441,700 shares issued and outstanding at December 31, 2001 and 2000	1,708	1,770
Common stock, no par value, 150,000,000 shares authorized, 44,172,662 and 36,750,121 issued and outstanding at December 31, 2001 and 2000, respectively (including 16,162,745 and 14,259,118 of 144 restricted shares for organizational services at December 31, 2001)	7,281,637	6,394,272
Additional paid in capital	123,700	108,300
Deficit accumulated during the development stage	(6,698,930)	(5,037,605)
	708,115	1,466,737
Less: Stock Subscription Receivable	(44,500)	(500)
Total Stockholders’ Equity	663,615	1,466,237

Total Liabilities and Stockholders’ Equity	$5,037,800	$5,120,758

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

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total

Balances, June 2, 1997 (date of inception)	-	$ -	-	$ -	-	$ -	$ -	$ -

Issuance of common stock for cash	10,465,000	1,139,000	-	-	-	-	-	1,139,000

Issuance of common stock for services - Sec.144 restricted shares	2,000,000	2,000	-	-	-	-	-	2,000

Issuance of preferred stock for services - Sec.144 restricted shares	-	-	500,000	2,000	-	-	-	2,000

Sale of common stock for cash Sec.504 exempt				424,480	843,657	-	-	-

Issuance of common stock for joint venture option purchase Sec.144 restricted shares			50,000	100,000	-	-	-	-

Net loss for the period from June 2, 1997 through December 31, 1997	-	-	-	-	-	(1,461,837)	-	(1,461,837)

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

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001
					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance December 31, 1999	24,573,940	$4,470,122	500,000	$ 2,000	$ 50,000	$(3,925,582)	-	$ 596,540

Issuance of common stock to vendors for goods and services Sec. 144 restricted shares	2,554,974	415,118	-	-	-	-	-	415,118

Issuance of common stock inexchange for debt pay off.Sec.144 restricted shares	33,207	8,302	-	-	-	-	-	8,302

Issuance of common stock for notes/stock subscriptions receivable Sec.144 restricted shares	1,005,000	200,500	-	-	-	-	(500)	200,000

Issuance of stock for purchase of mining properties and claims Sec.144 restricted shares	3,000,000	600,000	-	-	-	-	-	600,000

Issuance of common stock for cash	5,000,000	700,000	-	-	50,000	-	-	700,000

Preferred stock converted to common shares	583,000	230	(58,300)	(230)	58,300	-	-	58,300

Net loss for the year ended December 31, 1999		-	-	-	-	(1,112,023)	-	(1,112,023)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001
					Additional		Stock
	Common Stock		Preferred Shares		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance December 31, 2000	36,750,121	$6,394,272	441,700	$ 1,770	$ 108,300	$(5,037,605)	$ (500)	$ 1,466,237

Issuance of common stock to vendors for goods and services	3,000,894	387,635	-	-	-	-	-	387,635

Issuance of common stock inexchange for debt pay off.	50,000	10,000	-	-	-	-	-	10,000

Issuance of common stock for notes/stock subscriptions receivable	500,000	44,500	-	-	-	-	(44,000)	500

Issuance of common stock for cash	3,717,647	445,000	-	-	-	-	-	445,000

Preferred stock converted to common shares	154,000	230	(15,400)	(62)	15,400	-	-	15,568

Net loss for the year ended December 31, 2000		-	-	-	-	(1,661,325)	-	(1,661,325)

Balance December 31, 2001	44,172,662	$7,281,637	426,300	$ 1,708	$ 123,700	$(6,698,930)	$ (44,500)	$ 663,615

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

	Cumulative During Development Stage	2001	2000
Cash Flows From Operating Activities
Net Loss	$ (6,700,367)	(1,662,762)	(1,112,023)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	228,471	145,893	36,804
(Loss) gain on sale of fixed assets	(2,551)	-	-
Common stock issued for goods and services	1,731,002	397,635	423,420
Preferred stock issued for goods and services	2,000	-	-
(Increase) Decrease in accounts receivable	(75,694)	(56,015)	6,000
(Increase) Decrease in prepaid expenses	(35,877)	8,377	(42,153)
(Increase) Decrease in employee advances	(2,371)	(3,526)	1,155
(Increase) Decrease in accrued interest receivable	(941)	(941)	-
(Increase) Decrease in deposits	(6,377)	393,623	(400,000)
Increase (Decrease) in accounts payable	398,794	156,844	9,324
Gain on extinguishment of debt	22,331	-	22,331
Increase in accrued liabilities	327,707	57,774	90,882
Increase in accrued interest payable	58,201	58,201	-
Increase in accrued royalties	30,000	30,000	-
(Decrease) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in deferred exploration and development costs	(462,710)	(76,107)	(322,385)
(Increase) in options	(25,000)	-	-
Deferred income tax (benefit)	-	-	-
Net Cash (Used) in Operating Activities	(4,458,555)	(551,004)	(1,286,645)

Cash Flows (Used) Provided by Investing Activities
Purchase of property and equipment	(665,165)	(65,201)	(430,703)
Proceeds from fixed asset sales	34,965	-	-
Purchase of mining properties and claims	(212,291)	-	-
Purchase of joint venture	(550,000)	-	-
Net Cash (Used) by Investing Activities	(1,392,491)	(65,201)	(430,703)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

AND INCEPTION (JUNE 2, 1997) TO DECEMBER 31, 2001

	Cumulative During Development Stage	2001	2000
Cash Flows From (For) Financing Activities
Proceeds from convertible notes payable	485,000	-	485,000
Principal payments on capital lease obligations	(15,986)	(7,229)	(4,278)
Proceeds from notes payable - stockholders	728,900	105,500	-
Payments on notes payable - stockholders	(16,300)	(10,000)	-
Payments on long-term debt	(501,746)	(384,859)	-
Proceeds from notes payable	732,756	220,100	512,656
Additional paid in capital	73,700	15,400	58,300
Net proceeds from sale of common stock	4,365,065	639,000	700,000
Net Cash Provided by Financing Activities	5,851,389	577,912	1,751,678

Net Increase in Cash	343	(38,293)	34,330

Cash at Beginning of Period	-	38,636	4,306

Cash at End of Period	$ 343	$ 343	$ 38,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Cumulative During Development Stage	2001	2000

Cash Paid for Interest	$ 292,612	$ 219,480	$ 46,516

Cash Paid for Income Taxes	$ -	$ -	$ -

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

The Company has experienced losses since its inception in 1997 and had an accumulated deficit at December 31, 2001. The Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. The Company intends to have an ongoing program to obtain outside financing for its exploration and development activities. Failure to raise additional capital when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The company incurred a net loss of $1,662,762 and $1,112,023 for the years ended December 31, 2001 and 2000, respectively, and has an accumulated deficit of $6,700,367 as of December 31, 2001.

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

In June 1999 and 2000, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of these statements will have no significant impact on the Company’s financial position or results of operations.

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

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

Short term notes payable to related parties consisted of the following amounts at December 31:

	2001	2000

Notes payable to stockholders, non-interest bearing, interest imputed at 8%, principal and unpaid accrued interest due on demand, unsecured	$422,100	$422,100

Other notes payable to employees and stockholders	5,500	-
	$427,600	$422,100

The Company incurred related party interest expense of $28,140 and $28,140 for the years ended December 31, 2001 and 2000, respectively.

NOTE 8 - OPTIONS

The Company had the following options at December 31:

	2001	2000

International Enexco Inc. Contact joint venture	$25,000	$25,000

NOTE 9 - MINING PROPERTIES AND CLAIMS

The Company had the following mineral rights and claims at December 31:

	2001	2000

Cirque Propert - Alaska	$ 210,591	$ 212,591
Borealis	$1,650,000	$1,650,000
Borealis - deferred development costs	$ 108,400	$ 82,299
Contact - deferred development costs	$ 354,309	$ 304,303

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

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 13 - LONG TERM DEBT - Continued

	2001	2000

Capital lease payable to Compaq Financial Services, dated August 1, 2001, payable at $1,596.75 per month, including taxes and fees and interest imputed at 17.18% per annum, maturity August 1, 2005, secured partially by certain computer equipment	$ 49,937	$ -
Capital lease payable to CIT Financial Services, dated August 21, 2001, payable at $1,409.19 per month, including interest imputed at 20.481% per annum, maturity August 5, 2005, secured partially by certain computer equipment	44,660	-
Capital lease payable to Heller Financial Leasing, dated July 5, 2001, payable at $1,195.41 per month, including interest imputed at 18.9% per annum, maturity July 5, 2006, secured by certain computer equipment	18,501	-
Note payable to GMAC, dated November 17, 2000, payable at $672.58 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck	23,491	29,798
Note payable to GMAC, dated November 17, 2000, payable at $672.58 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	23,491	29,799
Note payable to GMAC, dated November 17, 2000, payable at $599.51 per month including interest at 3.9% per annum through December, 2004, secured by a 2001 GMC Sierra truck.	20,939	26,561
Note payable to Craig & Diana Drossel, dated August 28, 2001, payable at $8133..26 per month, including interest at 15% per annum through August 31, 2002.	90,000	-
Note payable to GMAC, dated November 17, 2000, payable at $598.08 per month including interest at 3.9% per annum through December, 2004, secured by a 2000 GMC Sierra truck.	20,889	26,498
	1,182,038	1,005,933
Less: Current portion of long term debt	(541,424)	(431,114)
	640,614	574,820

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

NOTE 14 - COMMITMENTS - Continued

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

Price of Gold per Troy Ounce                                                        Royalty Percentage Rate

Less than or equal to $300 U.S.                                                                     2.5%

Greater than $300, but less than or equal to $325                                            3%

Greater than $325, but less than or equal to $350                                            3.5%

Greater than $350, but less than or equal to $375                                            4%

Greater than $375, but less than or equal to $400                                            4.5%

Greater than $400, but less than or equal to $500                                            5%

Greater than $500, but less than or equal to $600                                            5.5%

Greater than $600, but less than or equal to $800                                            6%

Greater than $800, but less than or equal to $1,000                                         7%

Greater than $1,000                                                                                        8%

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

On November 7, 2000, the Company borrowed $400,000 from Newmex Nevada, Inc., a shareholder in the Company. See Note 12.

NOTE 17 - INCOME TAXES

The income tax provision consists of the following at December 31:

	2001	2000

Current Federal Tax Expense	$ -	$ -
Deferred Federal Tax Benefit (Expense)	-	-
Total Provision for Income Taxes	$ -	$ -

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are depreciation, net operating loss carryforwards and accrued salaries.

The total deferred tax liabilities and assets are as follows:

	2001	2000

Deferred tax assets	$ (3,004)	$ (2,261)
Deferred tax assets	985,053	734,895
Total valuation allowance recognized for deferred tax assets and liabilities	(982,049)	(732,634)
Net Deferred Tax (Liability) Asset	$ -	$ -

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

NOTE 19 - STOCK OPTIONS

The Company applies APB Opinion 25 in accounting for its stock options. Compensation cost charged to operations was $0 in 2001 and 2000. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:
	2001	2000

Net Income (Loss)
As reported	$ (1,662,762)	$ (1,112,023)
Pro forma	$ (1,662,762)	$ (1,362,923)
Basic and Diluted Earnings Per Share
As reported	$ (.04)	$ (.04)
Pro forma	$ (.04)	$ (.05)

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

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $0 in 2001 and $250,900 in 2000.

Following is a summary of the status of options outstanding during the years ended December 31, 2001 and 2000:
	YEAR ENDED 12-31-01		YEAR ENDED 12-31-00
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding at January 1	5,840,671	0.25	4,096,066	$ 1.49
Granted	-		4,732,764	0.21
Canceled	-		(337,000)	0.63
Expired	(1,444,907)	0.46	(2,651,159)	2.06
Exercised	-		-	-

Outstanding at December 31	4,395,764	0.17	5,840,671	0.25
Options exercisable at December 31	4,395,764	0.17	5,840,671	0.25

Weighted average fair value
of options granted during
2001 and 2000	-	-	-	0.05

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

                                                                                                                         GOLDEN PHOENIX MINERALS, INC.

Date: July 22, 2002                                                                                         By: /s/ Michael R. Fitzsimonds

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

Date: July 22, 2002                                                                                          By: /s/ Michael R. Fitzsimonds

                                                                                                                                 Michael R. Fitzsimonds

                                                                                                                                 President and Director

                                                                                                                                (Principal Executive, Financial and

                                                                                                                                 Accounting Officer)

Date: July 22, 2002                                                                                           By: /s/ Steven D. Craig

                                                                                                                                  Steven D. Craig

                                                                                                                                  Vice President, Secretary, and

                                                                                                                                  Director

Date: July 22, 2002                                                                                          By: /s/ Allen J. Marter

                                                                                                                                  Allen J. Marter

                                                                                                                                  Director

Date: July 22, 2002                                                                                            By: /s/ David A. Caldwell

                                                                                                                                   David A. Caldwell

                                                                                                                                   Director