Form 10QSB
period 2002-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2002-08-14
CIK 1042784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Common Stock as of July 19, 2002 was 65,975,734.

Transitional Small Business Disclosure Format (check one):

Yes   No X

GOLDEN PHOENIX MINERALS, INC.INDEX
Page
Number

PART I Financial Information
Item 1 Financial Statements
Condensed Balance Sheets as of June 30, 2002 and December 31, 2001.	3-4
Condensed Statements of Operations during the Development Stage for the Three Months and Six Months Ended June 30, 2002 and 2001, and Inception (June 2, 1997) to June 30, 2002.	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001, and Inception (June 2, 1997) to June 30, 2002.	6
Notes to Condensed Financial Statements.	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
PART II Other Information
Item 2. Changes in Securities and Use of Proceeds	9
Item 6 Exhibits and Reports on Form 8-K	9
SIGNATURE	10

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

(Unaudited)

ASSETS

	June 30, 2002	December 31, 2001

Current Assets
Cash	$ 241,269	$ 343
Prepaid expenses	61,306	35,876
Employee advances	39,643	28,050
Accrued interest receivable	10,609	941
Other receivables	64,974	56,015
Total Current Assets	417,801	121,225

Marketable equity securities	-	3,138
Options	25,000	25,000
Mining properties and claims	1,871,337	1,860,591
Property and equipment, net of accumulated
depreciation of $279,038 at June 30, 2002, and $214,561 at December 31, 2001	677,693	738,771
Organization costs, net of accumulated
amortization of $1,155 at June 30, 2002, and $866 at December 31, 2001	-	115
Deposits	15,611	26,251
Restricted cash for reclamation	1,821,817	1,800,000
Deferred development costs	463,026	462,709
Deferred tax assets, net of valuation allowance	-	-
Total Assets	$5,292,285	$5,037,800

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	June 30, 2002	December 31, 2001
Current Liabilities
Accounts payable	$ 244,309	$ 411,125
Accrued liabilities	187,751	207,341
Accrued royalties	60,000	30,000
Current portion of long term debt	101,986	541,424
Accrued interest on notes payable	15,124	127,126
Amounts due to stockholders	396,520	427,600
Accrued interest stockholder loans	66,609	56,715
Total Current Liabilities	1,072,299	1,801,331

Long-term Liabilities
Capital lease obligations	101,103	94,343
Long term debt	47,398	61,271
Convertible notes payable	465,000	485,000
Accrued interest convertible notes payable	122,201	112,366
Reclamation liabilities	1,819,874	1,819,874
Total Liabilities	3,627,875	4,374,185

Stockholders’ Equity
Preferred stock, no par value, 50,000,000 shares
authorized and 400,000 and 432,200 shares issued and outstanding at June 30, 2002, and
December 31, 2001	1,603	1,708
Common stock, no par value, 150,000,000
shares authorized, 64,279,060 and 44,435,086
issued and outstanding at June 30, 2002 and December 31, 2001, respectively (including 20,310,769 of 144 restricted shares for organizational services)	9,684,779	7,281,637
Additional Paid-in Capital	150,000	123,700
Deficit accumulated during the development stage	(8,171,972)	(6,698,930)
	1,664,410	708,115
Less: Stock Subscription Receivable	-	(44,500)
Total Stockholders’ Equity	1,664,410	663,615
Total Liabilities and Stockholders’ Equity	$ 5,292,285	$ 5,037,800

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

DURING THE DEVELOPMENT STAGE

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002, AND 2001

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 2002

(Unaudited)

	Cumulative During Development Stage	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Revenues
Metal sales	$ 387,861	$ 34,449	$ 77,610	$ 42,920	$ 144,677
Other product sales	33,242	-	32,675	-	32,675
Joint venture	34,400	-	-	-	-
Options	2,000	-	-	-	-
Property and claims	60,811	-	-	-	-
	518,314	34,449	110,285	42,920	177,352

Cost of Metal Sales	438,678	69,253	102,060	125,027	164,136
Gross Profit	79,636	(34,804)	8,225	(82,107)	13,216

Expenses
Exploration	3,305,572	321,277	192,474	636,105	396,106
General and administrative	4,414,971	358,393	152,407	536,342	342,201
	7,720,543	679,670	344,881	1,172,447	738,307
Loss from Operations	(7,640,907)	(714,474)	(336,656)	(1,254,554)	(725,091)

Other Income (Expense)
Interest income	31,988	10,552	13,172	10,845	13,939
Interest expense	(646,406)	(121,872)	(51,123)	(226,330)	(100,556)
Gain on sale of stock in affiliate	10,539	-	-	523	-
Gain (loss) on sale of fixed assets	2,551	-	-	-	-
Other income	15,032	900	25	1,227	95
Other expense	(7,274)	(3,273)	-	(3,273)	-
Rent Income	40,176	-	-	-	-
Loss Before Provision for Income Taxes	(8,194,301)	(828,167)	(374,582)	(1,471,562)	(811,613)

Income Tax
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Net Loss Before Extraordinary Item	(8,194,301)	(828,167)	(374,582)	(1,471,562)	(811,613)
Extraordinary Item- Gain on Extinguishment of Debt (Net of Income Tax of $0)	22,331	-	-	-	-
Net Loss	$(8,171,970)	$(828,167)	$(374,582)	$(1,471,562)	$(811,613)
Basic and Diluted Net Loss per Common
Share Before Extraordinary Gain	$(0.29)	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Extraordinary Gain on Extinguishment of Debt	0.001	0.00	0.00	0.000	0.000
Basic and Diluted Net Loss per Common Share	(0.29)	(0.01)	(0.01)	(0.03)	(0.02)

Diluted Shares	27,929,080	56,057,199	38,862,349	51,785,604	38,332,893

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

AND INCEPTION (JUNE 2, 1997) TO JUNE 30, 2002

(Unaudited)

	Cumulative During Development Stage	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Cash Flows From Operating Activities
Net Loss	$(8,171,970)	$(1,471,562)	$(811,613)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	293,006	64,535	70,693
Gain (Loss) on sale of fixed assets	(2,551)	-	-
Gain (Loss) on sale of investments	(523)	(523)
Common stock issued for goods and services	1,997,727	266,725	149,823
Preferred stock issued for goods and services	2,000	-	-
(Increase) in accounts receivable	(84,653)	(8,959)	(10,742)
(Increase) in employee advances	(13,964)	(11,593)	(7,526)
(Increase) in accrued interest receivable	(10,609)	(9,668)	-
(Increase) Decrease in refundable deposits	(17,554)	(11,177)	(767)
(Increase) Decrease in prepaid expenses	(61,307)	(25,430)	2,409
Increase (Decrease) in accounts payable	239,463	(159,331)	67,135
Gain on extinguishments of debt	22,331	-	-
Increase (Decrease) in accrued liabilities	300,633	(27,074)	136,032
Increase (Decrease) in accrued interest payable	(33,377)	(91,578)	-
Increase in accrued royalties	60,000	30,000	-
(Increase) in incorporation costs	(1,155)	-	-
Fixed assets exchanged for goods and services	55,982	-	-
(Increase) in options	(25,000)	-	-
Deferred income tax expense	-	-	-
(Increase) in deferred exploration costs	(463,028)	(318)	(40,660)
Net Cash (Used) in Operating Activities	(5,914,549)	(1,455,953)	(445,216)

Cash Flows From Investing Activities
Purchase of property and equipment	(668,564)	(3,399)	(33,340)
Proceeds from fixed asset sales	34,965	-	-
Proceeds from sale of investments	2,223	2,223	-
Purchase of mining properties and claims	(223,033)	(10,742)	-
Purchase of joint venture	(550,000)	-	-
Net Cash (Used) by Investing Activities	(1,404,409)	(11,918)	(33,340)

Cash Flows From Financing Activities
Proceeds from convertible notes payable	485,000	-	-
Principal payments on capital lease obligations	(37,213)	(21,227)	(1,841)
Proceeds from notes payable – stockholders	728,900	42,853	-
Payments on notes payable – stockholders	(47,380)	(31,080)	-
Proceeds from notes payable	775,609	-	103,500
Payments on long-term debt	(989,923)	(488,177)	(16,395)
Additional paid-in capital	150,000	26,300	15,400
Net proceeds from sale of common stock	6,495,234	2,180,128	340,000
Net Cash Provided by Financing Activities	7,560,227	1,708,797	440,664

Net Increase in Cash	241,269	240,926	(37,892)

Cash at Beginning of Period	-	343	38,636

Cash at End of Period	$ 241,269	$ 241,269	$ 744

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	476,082	183,470	18,220
Cash paid for income taxes	-	-	-

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

GOLDEN PHOENIX MINERALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2001. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

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

RESULTS OF OPERATIONS

Operational revenue of $42,920 was generated through June 30, 2002. Most Company activities have been directed toward exploration/development activities on our three key properties. The Company has exploration properties in Nevada and a royalty interest in Alaska. The royalty interest will be a value to the Company if any of the Alaskan properties are taken to production. The operational revenue was generated through sales of metal from the Mineral Ridge mine.

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

Operating expenses totaled $ 1,172,447 for the first six months of 2002, compared to $738,307 for 2001. The increase is due primarily to the operation of the Mineral Ridge mine in Esmeralda County, Nevada. These factors resulted in a net loss of $1,471,562 for 2002, compared to a net loss of $811,613 for the same period in 2001.

RECENT DEVELOPMENTS

Mineral Ridge

At Mineral Ridge, the Company has an open pittable mineable reserve of 2,658,000 tons averaging 0.079 ounces gold per ton for a total of 209,200 ounces. Since the Company purchased the property in November 2000, it has produced 1543.26 ounces of gold and 561.69 ounces of silver from the ongoing rinsing of the gold ore on the mine’s leach pads and cleanup of the process plant. It also continues maintaining and repairing portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices in anticipation of mine start up.

On March 14, 2001, the Company announced that its Mineral Ridge Revised Reclamation Plan and Permit, was approved by the U.S. Bureau of Land Management and the Nevada Division of Environmental Protection. Golden Phoenix also requested and received the transfer to it of all other key permits, including the Water Pollution Control Permit, the Storm Water General Permit, the Industrial Artificial Pond Permit and the Air Quality Permit.

On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002 the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond, and anticipates approval to reduce the required bond to approximately $2.5 million.

Once the Company gets its final reclamation bond filed, gold production will start immediately by adding cyanide to the leach solutions that are circulating through the leach pad. The Company estimates that between 20,000 to 40,000 ounces of gold will be recovered from the pad in about two years of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the company had $241,269 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. The Borealis property lease payments are $7,000 per month. Payments to the end of June 30, 2002 total $40,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments for the second quarter of 2002 are $7,500. The payments are payable in cash.

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

During the second quarter of 2002 the Company completed its Private Placement, raising a total of approximately $1.8 million. The funds were used to reduce outstanding debt and continue with improvements and repair at the Mineral Ridge mine.

OUTLOOK

The Company will issue a significant number of common shares of Golden Phoenix Minerals, Inc. to cover an option agreement and contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

PART II OTHER INFORMATION

Item 2. Changes in Securities and use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the second quarter of 2002. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
Second quarter 2002	Issued	Received
Private placement for cash	11,042,564	$1,434,812
Issued for goods and services	1,867,333	181,425
Total second quarter 2002	12,909,897	$1,616,237

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) No reports were filed on Form 8-K during six-month period ended June 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                      GOLDEN PHOENIX MINERALS, INC.

Date: July 19, 2002                                                                      By: /s/ Michael R. Fitzsimonds

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

Date: July 19, 2002                                                                      By: /s/ Michael R. Fitzsimonds

                                                                                                             Michael R. Fitzsimonds

                                                                                                             President and Director

                                                                                                             (Principal Executive, Financial and

                                                                                                             Accounting Officer)