Form 10QSB
period 2002-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2002-11-19
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


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

                                 (775) 853-4919
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant:
      (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and
      (2) has been subject to such filing requirements for the past 90
      days.                    Yes   X     No

As of October 29, 2002, there were 71,812,552 outstanding shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):
Yes        No  X

                GOLDEN PHOENIX MINERALS, INC.FORM 10-QSB INDEX
                                                                           Page

                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
    Condensed Balance Sheets as of September 30, 2002 and
    December 31, 2001.                                                       3-4

    Condensed Statements of Operations during the Development Stage for the Three Months and Nine Months Ended September 30, 2002 and 2001, and Inception (June 2, 1997) to September
    30, 2002.                                                                  5

    Condensed Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001, and Inception (June 2, 1997) to
    September 30, 2002.                                                        6

    Notes to Condensed Financial Statements.                                   7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7-9

 Item 3.  Controls and Procedures                                              9

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   13

 Item 2.  Changes of Securities and Use of Proceeds                           13

 Item 3.  Defaults Upon Senior Securities                                     13

 Item 4.  Submission of Matters to a Vote of Security Holders                 13

 Item 5.  Other Information                                                   13

 Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)


                                     ASSETS
                                                   September 30,  December 31,
                                                      2002          2001
                                                   ------------   ------------
Current Assets
  Cash                                                  $15,935           $343
  Prepaid expenses                                       87,577         35,876
  Employee advances                                      40,743         28,050
  Accrued interest receivable                            12,544            941
  Other receivables                                      67,975         56,015
                                                   ------------   ------------
   Total Current Assets                                 224,774        121,225

Marketable equity securities                                  -          3,138
Options                                                  25,000         25,000
Mining properties and claims                          1,871,337      1,860,591
Property and equipment, net of accumulated
  depreciation  of $311,939 at September  30,
  2002,  and $214,561 at December 31, 2001              654,207        738,771
Organization costs, net of accumulated
  amortization  of $1,155 at September 30, 2002,
  and $866 at  December 31, 2001                              -            115
Deposits                                                337,745         26,251
Restricted cash for reclamation                       1,821,817      1,800,000
Deferred development costs                              478,620        462,709
Deferred tax assets, net of valuation allowance               -              -
                                                   ------------   ------------
   Total Assets                                      $5,413,500     $5,037,800
                                                   ============   ============



         The Accompanying Notes to Condensed Financial Statements are an
                       integral part of these statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                   SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)



                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September 30,    December 31,
                                                           2002            2001
                                                   -------------    ------------
Current Liabilities
  Accounts payable                                     $ 316,235       $ 411,125
  Accrued liabilities                                    190,666         207,341
  Accrued royalties                                       15,000          30,000
  Current portion of long term debt                      109,436         541,424
  Accrued interest on notes payable                       16,637         127,126
  Amounts due to stockholders                            396,520         427,600
  Accrued interest stockholder loans                      70,555          56,715
                                                   -------------    ------------
   Total Current Liabilities                           1,115,049       1,801,331

Long-term Liabilities
  Capital lease obligations                               97,408          94,343
  Long term debt                                          45,283          61,271
  Convertible notes payable                              465,000         485,000
  Accrued interest convertible notes payable             152,881         112,366
  Reclamation liabilities                              1,819,874       1,819,874
                                                   -------------    ------------
   Total Liabilities                                   3,695,495       4,374,185
                                                   -------------    ------------
Stockholders' Equity
  Preferred stock, no par value, 50,000,000
  shares authorized and 397,500 and 432,200
  shares issued and outstanding at September 30,
  2002, and December 31, 2001                              1,503           1,708
  Common stock, no par value, 150,000,000
   shares authorized, 68,381,265 and 44,435,086
   issued and outstanding at September 30, 2002
   and December 31, 2001, respectively (including
   20,764,953 of 144 restricted shares for
   organizational services)                           10,272,899       7,281,637
  Additional Paid-in Capital                             175,000         123,700
  Deficit accumulated during the development stage   (8,731,397)     (6,698,930)
                                                   -------------    ------------
                                                       1,718,005         708,115
      Less: Stock Subscription Receivable                      -        (44,500)
                                                   -------------    ------------
      Total Stockholders' Equity                       1,718,005         663,615
                                                   -------------    ------------
   Total Liabilities and Stockholders' Equity         $5,413,500      $5,037,800
                                                   =============    ============



            The Accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.


                                         GOLDEN PHOENIX MINERALS, INC.
                                         (A Development Stage Company)
                                      CONDENSED STATEMENTS OF OPERATIONS
                                         DURING THE DEVELOPMENT STAGE
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002, AND 2001
                              AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 2002
                                                  (Unaudited)



                               Cumulative      Three Months    Three Months     Nine Months    Nine Months
                                 During           Ended           Ended           Ended           Ended
                               Development     September 30,   September 30,   September 30,   September 30,
                                 Stage             2002           2001            2002            2001
Revenues
  Metal sales                      $397,540         $9,679        $87,245           $52,599       $231,922
  Other product sales                33,242              -            125                 -        32,800`
  Joint venture                      34,400              -              -                 -              -
  Options                             2,000              -              -                 -              -
  Property and claims                60,811              -              -                 -              -
                               -------------    -----------     ---------        ----------     ----------
                                    527,993          9,679         87,370            52,599        264,722
Cost of Metal Sales                 578,965        140,287         76,541           265,314        240,677
                               -------------    -----------     ---------        ----------     ----------
Gross Profit                        (50,972)      (130,608)        10,829          (212,715)        24,045
                               -------------    -----------     ---------        ----------     ----------
Expenses
  Exploration                     3,472,909        167,336        226,620           803,441        622,726
  General and administrative      4,638,588        223,617        156,881           760,001        499,082
                                  8,111,496        390,953        383,501         1,563,442      1,121,808
                               -------------    -----------     ---------        ----------     ----------
Loss from Operations             (8,162,468)      (521,561)      (372,672)       (1,776,157)    (1,097,763)
                               -------------    -----------     ---------        ----------     ----------
Other Income (Expense)
  Interest income                    46,705         14,717              -            25,562         13,919
  Interest expense                 (700,060)       (53,654)       (64,469)         (279,983)      (165,025)
  Gain on sale of stock in
   affiliate                         10,539              -              -               523              -
  Gain (loss) on sale of
  fixed assets                        2,551              -              -                 -              -
  Other income                       16,132          1,100              -             2,327             95
  Other expense                      (7,260)            14              -            (3,259)             -
  Rent Income                        40,176              -              -                 -              -
                               -------------    -----------     ---------        ----------     ----------
Loss Before Provision for
 Income Taxes                    (8,753,685)      (559,384)      (437,141)       (2,030,987)    (1,248,754)

Income Tax
  Current                                 -              -              -                 -              -
  Deferred                                -              -              -                 -              -
                               -------------    -----------     ---------        ----------     ----------
Net Loss Before Extraordinary
Item                             (8,753,685)      (559,384)      (437,141)       (2,030,987)    (1,248,754)
Extraordinary Item- Gain on
Extinguishment of Debt (Net
of Income Tax of $0)                 22,331              -              -                 -              -
                               -------------    -----------     ----------      -----------    ------------
Net Loss                        $(8,731,354      $(559,384)     $(437,141)      $(2,030,987    $(1,248,754)
                               =============    ===========     ==========      ===========    ============
Basic and Diluted Net Loss
per Common
Share Before Extraordinary
Gain                                 $(0.29)        $(0.01)        $(0.01)           $(0.04)        $(0.03)
Extraordinary Gain on
Extinguishment of Debt                0.001           0.00          0.000             0.000          0.000
Basic and Diluted Net Loss
per Common Share                      (0.29)         (0.01)         (0.01)            (0.04)         (0.03)

  Diluted Shares                 29,809,664     66,790,587     40,894,658        57,206,469     40,894,658
                               =============    ===========    ===========      ===========    ============

      The Accompanying Notes to Condensed Financial Statements are an integral part of these statements



                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              AND INCEPTION (JUNE 2, 1997) TO SEPTEMBER 30, 2002
                                   (Unaudited)

                                                Cumulative       Nine Months     Nine Months
                                                  During            Ended          Ended
                                               Development       September 30,  September 30,
                                                   Stage           2002             2001
                                              ---------------    ------------   -------------
Cash Flows From Operating Activities
  Net Loss                                       $(8,731,354)    $(2,030,987)    $(1,248,754)
  Adjustments  to  reconcile  net loss to net
  cash used in operating activities
   Depreciation and amortization                     325,866          97,377         107,975
   Gain (Loss) on sale of fixed assets                (2,551)              -               -
   Gain (Loss) on sale of investments                   (523)           (523)              -
   Common stock issued for goods and services      2,470,172         739,190         265,914
   Preferred stock issued for goods and
   services                                            2,000               -               -
   (Increase) in accounts receivable                 (85,753)        (10,060)           (579)
   (Increase) in other receivables                         -               -         (16,668)
   Decrease in stock subscriptions receivable              -               -         200,000
   (Increase) in employee advances                   (16,964)        (14,594)              -
   (Increase) in accrued interest receivable         (12,544)        (11,603)              -
   (Increase) Decrease in refundable deposits       (339,689)       (333,312)        399,233
   (Increase) Decrease in prepaid expenses           (87,578)        (51,701)         (9,584)
   (Increase) in deferred finance charges                  -               -         (63,755)
   Increase (Decrease) in accounts payable           303,905         (94,889)         50,474
   Gain on extinguishments of debt                    22,331               -               -
   Increase (Decrease) in accrued liabilities        311,032         (16,675)        195,156
   Increase  (Decrease)  in accrued  interest
   payable                                             2,761         (55,440)              -
   Increase (Decrease) in accrued royalties           15,000         (15,000)              -
   (Increase) in incorporation costs                  (1,155)              -               -
   Fixed  assets exchanged for goods and
   services                                           55,982               -               -
   (Increase) in options                             (25,000)              -               -
   Deferred income tax expense                             -               -               -
   (Increase) in deferred exploration costs         (478,622)        (15,912)        (72,751)
   Net Cash (Used) in Operating Activities        (6,272,684)     (1,814,129)    $  (193,339)
Cash Flows From Investing Activities
  Purchase of property and equipment                (677,979)        (12,814)        (65,201)
  Proceeds from fixed asset sales                     34,965               -               -
  Proceeds from sale of investments                    2,223           2,223               -
  Purchase of mining properties and claims          (223,033)        (10,742)              -
  Purchase of joint venture                         (550,000)              -               -
   Net Cash (Used) by Investing Activities        (1,413,824)        (21,333)        (65,201)
Cash Flows From Financing Activities
  Proceeds from convertible notes payable            485,000               -               -
  Proceeds from capital lease obligations                  -               -         210,000
  Principal payments on capital lease
  obligations                                        (40,770)        (24,784)         (9,405)
  Proceeds from notes payable - stockholders         728,900               -               -
  Payments on notes payable - stockholders           (47,380)        (31,080)              -
  Proceeds from notes payable                        782,609          49,854         107,500
  Payments on long-term debt                        (991,726)       (489,980)       (419,429)
  Additional paid-in capital                         174,900          51,200          15,400
  Net proceeds from sale of common stock           6,610,909       2,295,844         345,000
   Net Cash Provided by Financing Activities       7,702,443       1,851,054         249,066
Net Increase (Decrease) in Cash                       15,935          15,592          (9,474)
Cash at Beginning of Period                                -             343          38,636
Cash at End of Period                            $    15,935     $    15,935     $    29,162
                                                 ===========     ===========     ===========
Supplemental Disclosure of Cash Flow
Information
Cash paid for interest                               496,761         204,149          29,017
                                                 ===========     ===========     ===========
Cash paid for income taxes                                 -               -               -
                                                 ===========     ===========     ===========

The Accompanying Notes to Condensed Financial Statements are an integral part of these statements

                          GOLDEN PHOENIX MINERALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2001. The accounting policies set forth in the audited financial statements are the same as the accounting policies utilized in the preparation of these financial statements except as modified for appropriate interim presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

      RECLAMATION AND REMEDIATION COSTS. Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future reclamation and remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets.

The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to its financial position or results of operations.

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

NOTE 2.  GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      Through September 30, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

      This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through sales of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3.  SUBSEQUENT EVENT

      On November 12, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences when a registration statement to be filed with the U.S. Securities and Exchange Commission becomes effective. Once the registration statement is declared effective, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes. In connection with the common stock purchase agreement, we issued 1,587,302 restricted shares of our common stock to Fusion Capital as a commitment fee and 250,000 restricted shares of stock as reimbursement for certain expenses incurred by Fusion Capital. Additionally, Fusion Capital purchased 200,000 restricted shares of stock in November 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of Golden Phoenix Minerals, Inc. (the "Company"); (b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities and dependence on existing management. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does not undertake any obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.


GENERAL
-------

      The Company plans to produce economically valuable minerals from the mineral properties we currently control, and from mineral properties that we may acquire in the future. We have specialized in acquiring and consolidating large, advanced-stage properties with near-term production potential and future growth through exploration discoveries. The Company's acquisition and development emphasis is focused on properties containing gold, silver, copper, and other strategic minerals located in Nevada and the Western United States.

      The Company is in the process of transforming from an exploration/development company to a company that operates its own mines. The Company plans to provide joint venture opportunities to mining companies to conduct exploration or development on mineral properties we own or control. The Company, together with any future joint venture partners, intends to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production with our partner. By joint venturing our properties, we may be able to reduce our costs for exploration of those properties, while continuing to maintain and acquire interests in a portfolio of gold and base metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

      Management believes that the Company has created the basis for a competitive minerals exploration/development and operational company through assembling a unique group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

      The Company has at least five sources of land available for exploration: public lands, private fee lands, unpatented mining claims, patented mining claims and, tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the U.
S. Forest Service, state governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

RECENT DEVELOPMENTS
-------------------

MINERAL RIDGE
-------------

      At Mineral Ridge, the Company has an open pittable mineable reserve of 2,658,000 tons averaging 0.079 ounces gold per ton for a total of 209,200 ounces. Since the Company purchased the property in November 2000, it has produced 1576.67 ounces of gold and 587.12 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant. It also continues maintaining and repairing portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices in anticipation of mine start up.

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

RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

      Operational revenue for the first nine months ending September 30, 2002 was $52,599 as compared to $264,722 for the comparable period in 2001. Operational revenue for the first nine months ending September 30, 2002 consisted solely of metal sales from the Mineral Ridge mine, which were $52,599 as compared to $231,922 for the comparable 2001 period. The decrease in metal sales was because of declining gold dissolving reagents in the water that circulates through the leach pad. There were no other product sales for the first nine months ending September 30, 2002. An increase in operations at the Mineral Ridge mine accounts for an increase in operational expenses for the nine months ending September 30, 2002 totaling $1,563,442 as compared to $1,121,808 for the comparable period in 2001.

      Other Income/(Expenses) saw the following changes in the nine months ending September 30,2002 when compared to the nine months ended September 30, 2001:

      o Interest Income increased to $25,562 from $13,919 due to a new certificate of deposit with Sunwest Bank.

      o Interest Expense rose to $279,983 from $165,025 due to new loans on equipment and operating capital.

      The resulting net loss for the first nine months ending September 30, 2002 was $2,030,987 in 2002, compared to a net loss of $1,248,754 for the first nine months of 2001.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

      Operational revenue for the three months ending September 30, 2002 was $9,679 as compared to $87,370 for the comparable period in 2001. Operational revenue for the three months ending September 30, 2002 consisted solely of metal sales from the Mineral Ridge mine, which were $9,679 as compared to $87,245 for the comparable 2001 period. The decrease in metal sales was because of declining gold dissolving reagents in the water that circulates through the leach pad. There were no other product sales for the three months ending September 30, 2002. An increase in operations at the Mineral Ridge mine accounts for an increase in operational expenses for the three months ending September 30, 2002 totaling $390,953 as compared to $383,501 for the comparable period in 2001.

      Other Income/(Expenses) saw the following changes in the three months ending September 30,2002 when compared to the three months ended September 30, 2001:

      o Interest Income increased to $14,717 from $0 due to a new certificate deposit with Sunwest Bank.

      o Interest Expense decreased to $53,654 from $64,469 due to the payoff of certain loans.

      The resulting net loss for the three months ending September 30, 2002 was $559,384 in 2002, compared to a net loss of $437,141 for the three months of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of September 30, 2002, the Company had $15,935 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate total expenditures for fiscal year 2002 for general and administrative expenses to be approximately $468,000 and for exploration and property holding costs to be approximately $850,000. Exploration and holding expenditures include $100,000 for the Mineral Ridge gold mine, $300,000 for the Lewis Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $7,000 per month. Payments to the end of September 30, 2002 total $76,720. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments through the third quarter of 2002 are $7,500. The payments are payable in cash.

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences when a registration statement becomes effective. Once a registration statement is declared effective, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock for each purchase will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes.

      During the nine months ended September 30, 2002, we raised approximately $1.8 million from the sale of restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements and repairs at Mineral Ridge.

      In June 2002, the Company entered into an agreement for $4.7 million project funding with a lender. The term of the agreement is three years with an option to extend the funding for an additional three years. The cost of the loan will be 9.25% interest and approximately 3% in loan fees per year. There are no payments due until the end of the term. This project funding is secured by a first mortgage on the equipment and property at Mineral Ridge and the lender has no rights to the securities of the Company. The lender has not funded the loan as required to do. Funding under this loan is not dependent on either the price of gold or the price of our common stock. There is no firm indication of when, if ever, the financing will be completed.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      We are also investigating other potential financing sources and are in discussions with potential joint venture partners, including a joint venture in Mineral Ridge. This potential joint venture could result in the venture paying fees to Golden Phoenix for the right to certain interest in the Mineral Ridge property. The Company will issue a significant number of common shares of Golden

Phoenix Minerals, Inc. to cover its contractual property payments for the Contact property. The Company will also need to raise additional financing to fund its exploration, development and operations.

ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

      QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO)/Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

      CEO/CFO CERTIFICATION. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

      DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO/CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO/CFO require that the CEO/CFO disclose that information to our Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

      In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      CONCLUSIONS. Based upon the Controls Evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is not currently a party to any legal proceedings against it.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

      Following is a summary of sales of unregistered securities for the third quarter of 2002. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                   Shares        Value
Third quarter 2002                 Issued      Received
------------------                 ---------   --------
Private placement for cash         1,053,666    $133,936
Issued for goods and services      1,969,591     389,184
Issued for debt reduction            509,576      65,000
                                   ---------   ---------
  Total third quarter 2002         3,532,833     588,120
                                   =========   =========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

--------------------------------------------------------------------------------
EXHIBIT NO.                 DESCRIPTION                  LOCATION
-----------                 -----------                  --------
--------------------------------------------------------------------------------
10.1                        Common Stock Purchase        Provided herewith
                            Agreement, dated November
                            13, 2002, by and between
                            Golden Phoenix and Fusion
                            Capital Fund, LLC
--------------------------------------------------------------------------------

(b) No reports were filed on Form 8-K during nine-month period ended September 30, 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GOLDEN PHOENIX MINERALS, INC.
                                           -----------------------------

Date:  November 18, 2002                   By: /s/ Michael R. Fitzsimonds
       -----------------                       --------------------------
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



Date:  November 18, 2002                   By: /s/ Michael R. Fitzsimonds
       -----------------                       --------------------------
                                           Michael R. Fitzsimonds
                                           President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of NeoMedia Technologies, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By: /s/ Michael R. Fitzsimonds                         Date November 18, 2002
    --------------------------                         ----------------------
Michael R. Fitzsimonds, President and Director
(Principal Executive Officer)

By: /s/ Michael R. Fitzsimonds                         Date November 18, 2002
    --------------------------                         ----------------------
Michael R. Fitzsimonds, President and Director
(Principal Financial and Accounting Officer)

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, Michael R. Fitzsimonds, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Golden Phoenix Minerals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002               By: /s/ Michael R. Fitzsimonds
                                          --------------------------

                                      Michael R. Fitzsimonds
                                      President and Principal Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, Michael R. Fitzsimonds, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Golden Phoenix Minerals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 18, 2002                    By: /s/ Michael R. Fitzsimonds
                                              ---------------------------

                                           Michael R. Fitzsimonds
                                           President and Principal Financial
                                           And Accounting Officer