Form 10KSB
period 2002-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-05-19
CIK 1042784

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-22905

                          GOLDEN PHOENIX MINERALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MINNESOTA                          41-1878178
                  ---------                          ----------
        (State or Other Jurisdiction     (I.R.S. Employer Identification Number)
      of Incorporation or Organization)

 3595 AIRWAY DRIVE, SUITE 405, RENO, NEVADA                   89511
 ------------------------------------------                   -----
  (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code (775) 853-4919

           Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The registrant had revenues of $118,007 for the year ended December 31, 2002.

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates of the Registrant on May 13, 2003, was approximately $14.1 million, based on the average bid and asked prices on such date of $0.205.

      The Registrant had 87,078,856 shares of common stock, no par value per share, outstanding on May 13, 2003.

                                     PART I


ITEM 1.  BUSINESS


GENERAL DESCRIPTION OF BUSINESS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING, AMONG OTHER THINGS, (A) OUR ESTIMATES OF MINERAL RESERVES AND MINERALIZED MATERIAL, (B) OUR PROJECTED SALES AND PROFITABILITY, (C) OUR GROWTH STRATEGIES, (D) ANTICIPATED TRENDS IN OUR INDUSTRY, (E) OUR FUTURE FINANCING PLANS, (F) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, (G) OUR LACK OF OPERATIONAL EXPERIENCE, AND (H) THE BENEFITS RELATED TO OWNERSHIP OF OUR COMMON STOCK. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE OUR FUTURE PLANS, STRATEGIES, AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND," OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THE FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE FOUND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AS WELL AS IN THIS FILING GENERALLY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR AS PROJECTED.


THE COMPANY

      Golden Phoenix plans to produce economically valuable minerals from the mineral properties we currently control, and from mineral properties that we may acquire in the future. We have specialized in acquiring and consolidating large, advanced exploration-stage properties with near-term production potential and future growth through exploration discoveries. Our acquisition and development emphasis is focused on properties containing gold, silver, copper, and other strategic minerals located in Nevada and the Western United States.

      Our five corporate directors and officers are individuals with prior management experience who specialize in exploration and development with large and small mining companies. This team has in excess of 120 years of mineral exploration, development, and gold production experience, with career tracks beginning at entry-level, then to mid-management and executive positions.

      We are in the process of transforming from a development-stage company to a company that operates its own mines. We also plan to provide joint venture opportunities to mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

      Management believes that Golden Phoenix has created the basis for a competitive minerals exploration/development and operational company through assembling a unique group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

      Golden Phoenix has at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the U. S. Forest Service, state governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

      There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits, which we are maintaining and amending include "Notice of Intent" to explore, "Plan of

Operations" to explore, "Plan of Operations" to mine, "Reclamation Permit", "Air Quality Permit", "Water Quality Permit", "Industrial Artificial Pond Permit", and several other health and safety permits. These permits are subject to amendment or renewal during our operations. Although there is no guarantee that the regulatory agency will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, currently we have no reason to believe that necessary permits will not be issued in due course. The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when initiated and could be material.


COMPETITION AND GOLD PRICE

      The mining industry has historically been intensely competitive. However, over the last ten years imposition of numerous regulatory requirements and claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineralized ground to become open for location and acquisition. Nonetheless, the increasing price of gold in 2002 and 2003 to date has led to a number of companies to begin once again to aggressively acquire claims and properties. Gold prices in 2002 increased from $278 to $349 and closed at $347. During the first quarter of 2003, the gold price reached $382 in early February before falling to close at $335 at the end of March.


CAPITAL EQUIPMENT

      In the next twelve months, we anticipate purchasing some capital equipment for the Mineral Ridge mine, which is support equipment for the process and leach facilities including a small dozer, front-end loader, forklift, and a small haul truck. The Company plans to conduct all mining with contractors. However, if the Company decides to do its own mining, then a fleet of mining equipment would be purchased or leased. The equipment required would include a bulldozer, front-end loader, road grader, haul trucks, blast-hole drill rigs, and field support vehicles. We also plan to purchase at least three pickup trucks for our staff professionals only. All contractors will provide their own vehicles.


MINING PROPERTIES AND PROJECTS

      The following describes the existing mining or development projects found in Nevada that are owned or controlled by us. Our primary and most important mining property asset is the operating Mineral Ridge gold project. The other two key projects are development-stage properties and are the Contact copper-silver project and the Borealis gold-silver project.


==========================================================================================
                        GOLDEN PHOENIX PROBABLE RESERVES
==========================================================================================
                                                                               RECOVERABLE
PROPERTY                    PROBABLE RESERVE      GRADE    RECOVERY   PRICE      METAL
------------------------------------------------------------------------------------------

Mineral Ridge Gold Project  2,600,000 tons    0.076 opt     81%    $325/oz    172,000 oz
------------------------------------------------------------------------------------------
Borealis Gold Project        860,000 tons     0.126 opt     75%    $325/oz     81,000 oz

==========================================================================================

      MINERAL RIDGE GOLD MINE, ESMERALDA COUNTY, NEVADA

      The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada. The property consists of 54 patented and 132 unpatented mining claims totaling nearly 3,700 acres, or 5.8 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site by way of the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6.

      On November 8, 2000, Golden Phoenix purchased the Mineral Ridge gold mine out of bankruptcy by making a purchase payment of $225,000 and assumed certain liabilities associated with the power company serving the property. Prior mine operators had spent about $30 million on the property, which includes about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property comes with an active leach pad and ore exposed in the Drinkwater pit.

      The Mineral Ridge property holds four separate economically mineable gold deposits, the Drinkwater, Mary, Brodie, and Solberry/Bluelite. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade, is 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using

      Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2002 total expenditures, excluding acquisitions costs, on the Mineral Ridge property have been $ 3,141,376.

      The Mineral Ridge mine was purchased in late 2000 for $225,000. The company has filed a $1.8 million interim reclamation bond, which allows the company to hold the property while other permitting is underway. The company has been working to obtain a new amended operating permit and reclamation plan, and to obtain the operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production from the leach pad through the addition of new cyanide to the regular leach fluids to increase gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, which will be processed through a cyanide vat leach gold recovery plant, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing alaskite and quartz rocks.

      The total value of the gold sales over five-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $36 million and capital costs of $6 million. The net cash flow, including royalties and federal income taxes, is estimated to be $12 million. As of December 31, 2002, Mineral Ridge mine has produced 1,974 ounces of gold and 983 ounces of silver for a net value to the company of $462,948.

      We intend to commence further exploration of numerous targets and development of identified economic mineralization at the Mineral Ridge Project once mining is initiated. It is expected that this work will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.


      LAND AND ROYALTIES

      The Mineral Ridge property consists of 54 patented and 132 unpatented mining claims totaling nearly 3,700 acres or 5.8 square miles. We also control three private land parcels, which are located outside the main mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over some springs. These private lands total about 430 acres.

      We are obligated to honor two prior royalty agreements. The first is to Mary Mining Company, which includes annual advanced royalty payments of $60,000, and a sliding-scale production royalty based on gold price divided by 100 in $50 increments. The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims. This agreement includes a 1.0% sliding-scale production royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.


      RECENT MINE AND PROPERTY OWNERSHIP AND DISCUSSION OF PAST RESULTS

      Modern exploration, development and mining interest in the Mineral Ridge District commenced in the mid-1970s when Sunshine Mining Company, Homestead Mining Company, and Zephyr Resources became involved in exploring for low-grade ores that could be mined economically through open pit mining. In the early 1980s, a number of companies conducted geologic investigations and exploration programs on the Mary and Drinkwater claims at Mineral Ridge including Houston Oil and Minerals, Occidental Minerals and the Sunshine Mining Company. During this same period Sunshine Mining and FMC Gold Co. conducted exploration programs on the Oromonte claims.

      The Mineral Ridge facilities that Golden Phoenix took over in 2000 was initially built by Cornucopia Resources Ltd., the prior owner of Mineral Ridge. In July 1993, Cornucopia entered into a mining lease on the Mary and Drinkwater claims with the Mary Mining Trust. In May 1995, Cornucopia entered into an option agreement with BUSA on the Oromonte claims, which generally cover the land on top of the ridge where the crusher is now located. Commencing in July 1993, Cornucopia conducted extensive exploration and development programs on the Mineral Ridge Property. In February 1996, Behre Dolbear performed a feasibility study for Cornucopia that was positive and stressed two main risks: (1) grade control during mining and (2) maintaining the permeability of the heaps by agglomerating with sufficient cement.

      We believe that Cornucopia failed in 1997 because of delivery of a lower than planned grade of ore to the leach pad, slower than planned recovery of the gold that was delivered to the leach pads, periodic water shortages due to the one well and inadequate storage capacity, falling gold prices, and a lack of working capital to cover the lag in gold recovery from the heaps.

      In 1998 the property was transferred to Vista Gold Corp., whose general operating plan included increased placement of ore on the pads, albeit at a somewhat lower grade, and mining of both ore and waste with large equipment (to keep mining costs low), which Vista had available at their Hycroft Mine. The new operations by Vista also ran somewhat less than a year, and also failed at the end of 1999, reportedly from a combination of excessive dilution of the ore, the use of insufficient cement for agglomeration causing poor heap permeability and thus slow gold recovery, a 10-year low for gold prices, a lack of working capital to buy time to fix the operating problems, the large number of personnel on the payroll for the size of the operation, and a lack of available cash to service the large construction debt to the bank, which was assumed from Cornucopia's transfer of the property to Vista.

      In January 2000 Mineral Ridge Resources, a subsidiary of Vista Gold, filed for Chapter 11 bankruptcy. A Trustee of the court maintained the property until Golden Phoenix acquired the ownership of the mine on November 8, 2000.


      CHANGES FOR FUTURE OPERATIONAL SUCCESS

      Golden Phoenix has initiated numerous studies to better understand the reasons for past failures at the mine. The results of these studies were revealing in their conclusions and are listed by impact to the mining and recovery operation.

      GOLD RECOVERY. Past operators placed ore containing about 100,000 ounces of gold onto the leach pad. Since 1997 when leaching was initiated, only about 54,000 ounces of gold was recovered. Our metallurgical studies have discovered that the deposit contains a large quantity of visible, chunky gold along with micron gold. Golden Phoenix initially plans to recover a portion of the approximate 46,700 ounces remaining on the pad by adding cyanide to the crushed ore on the leach pad. Any remaining coarse gold should be recovered at a later date. Future processing, when mining is underway, will require a mill with a flowsheet that recovers the large gold before the ore goes into a cyanide vat leach recovery plant. The leach pad will no longer be used other than for waste rock storage.

      ORE CRUSHING. Evaluation of the crushing plant, which crushes rocks as large as 3 feet in diameter down to 1/8-inch particles, found that numerous design problems exist in the plant. The biggest problem is that the plant has an internal 60 percent recycle load, which means that rock that was properly sized was not removed from the flow stream, but had to be carried along with rocks requiring additional crushing. Furthermore, the plant had no internal storage pile capacity, so that if a piece of equipment required repair, the entire plant had to be shut down. Golden Phoenix plans to reconfigure the entire crusher so that it operates efficiently and cost effectively. Crushed products will go directly to a nearby mill that we anticipate will be constructed in the next twenty-four months.

      MINING GRADE CONTROL. Past operators used oversized equipment to mine the ore zone, and up to 40 percent dilution of the ore with waste rock occurred. Golden Phoenix plans to conduct mining with properly sized equipment that will reduce dilution and maintain the grade of the ore that goes to the crushing plant and mill.


      FURTHER POTENTIAL

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

      An in-house geologist has completed an analysis of the various favorable geological features associated with the two types of veins. This includes defining the different types of gold veins and when they formed, performing a structural reconstruction of the host rocks through time, and identifying the extent of the favorable geological environment in which gold deposits could be found. This work then allowed certain conclusions for discovering gold mineralization in previously unrecognized and untested targets. The further potential was analyzed by identifying both mesothermal and epithermal targets. The five targets that were identified we believe have potential for the discovery of additional gold mineralization. These targets are 1) the down dip extension of the Mary Drinkwater zone, 2) the up dip extension of the Mary Drinkwater zone under Deep Springs Hill, 3) The NNE structural zone trending through the Drinkwater deposit, 4) the Brodie NNE structural zone to Oro Monte, and 5) the Brodie-Missouri WNW structural zone. We believe that by drilling these targets, the mineable ore reserves held on the property will increase.


      BOREALIS PROJECT, MINERAL COUNTY, NEVADA

      The Borealis gold property is located approximately twelve miles southwest of the town of Hawthorne in the prolific Walker Lane gold belt. Access to the property is gained from a gravel road located about two miles south of Hawthorne from State Highway 359. The gravel road goes over Lucky Boy Pass to the west and the property is accessed from this road after about ten miles after leaving the highway.

      The  property  is  held  under  a  lease   agreement   with  the  Borealis
Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Subsequent to acquiring this lease, two of the partners have become shareholders in the Company; one is a minor shareholder and the other is John Whitney who is a major shareholder in the company. The lease was entered into on January 24, 1997 and control of the property is maintained with monthly advanced royalty payments. Current monthly payments are $8,000, and the company is about 5 months behind in these payments. The production royalty is calculated by dividing the price of gold by 100. As of December 31, 2002 total expenditures including acquisition cost on the Borealis property have been $1,919,179.

      On May 13, 2003 the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement.

      Echo Bay Minerals and their predecessors mined the property from eight pits beginning in 1981. The mine processed 10.7 million tons of gold ore that averaged 0.059 ounces of gold per ton, which yielded 635,000 ounces of gold. Echo Bay terminated oxide ore mining in 1991, even though we believe they knew that the property still had numerous unmined oxide and sulfide deposits

      The Borealis property hosts an epithermal gold system marked by large areas of silicification, hydrothermal brecciation and advanced argillic alteration in Tertiary volcanic rocks. The volcanic stratigraphy consists of andesite flows, breccias, and tuffs. The gold deposits are structurally controlled along a series of northeasterly-trending normal faults that dip steeply to the northwest. Gold occurs as micron-sized particles in highly altered andesite and tuff. Fissure-type quartz veining is not present. The average silver to gold ratio is five to one.

      Golden Phoenix began acquiring operating rights to the Borealis Project in 1997 and in October of 2000 it had increased its ownership of the underlying lease to 100 percent. After gaining majority control in early 1998, the Company began an extensive evaluation of the property, which mostly focused on building a digital drill-hole database. This work developed a new understanding of the remaining gold resource and the potential to find significant new deposits.

      In total the Company identified a probable reserve of 860,000 tons of oxidized gold ore averaging 0.126 ounces of gold per ton from which 81,000 ounces of gold can be recovered at a 75 percent recovery rate. An in house mining engineer using Minesight(TM) software, after the drill hole information was entered and checked into a database, calculated the resource using industry standard search parameters. This probable reserve is contained in the Borealis, Freedom Flats, East Ridge/Gold View, Polaris, and Northeast Ridge deposits.

      Mining will be by open pit and processing by cyanide leaching. We intend to retain a contract miner to conduct mining, processing, and reclamation operations. The contractor will be supervised by Golden Phoenix personnel. The total value of the gold sales over a six-year mine life, at a $325 gold price, is estimated to be $27 million including silver credits. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $13 million and capital costs are estimated to be $8 million. The net cash flow including federal income taxes is estimated to be $3 million.

      FURTHER POTENTIAL

We are planning to drill additional holes, once funding is obtained, to better delineate some of the shallow oxide gold deposits that have been defined. Furthermore, we also hope to drill the leach pads to determine the amount of remaining gold left in the pads and whether they would be economic to re-leach for gold. In addition, we plan to further explore identified sulfide mineralization lying below known oxide deposits and in the partially explored Graben deposit.

      CONTACT PROJECT, ELKO COUNTY, NEVADA

      The Contact copper project is located about 50 miles north of Wells in Elko County, Nevada. The property covers about eleven-square miles and is controlled by both 152 patented and two unpatented mining claims. Access to the property is by following a dirt road one mile to the west, which intersects U.
S. highway 93 at the Nevada Department of Transportation yard at the hamlet of Contact. Golden Phoenix has two agreements in place on the Contact property; the first is the International Enexco Joint Venture and the second is with F. W. Lewis, Inc. On January 28, 1998, we acquired the right to earn a 60 percent interest in the International Enexco Limited ("Enexco") patented mining claims through a combination of annual work commitments totaling $2,600,000 on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. The President of Enexco has deferred the current late payments for a later time. Golden Phoenix also has the option to acquire Enexco's remaining 40 percent in the joint venture following the 60 percent earn-in, for an additional $5 million for the first 20 percent and $10 million for the remaining 20 percent. These agreements expire if Golden Phoenix terminates the joint venture agreement or is found in default of any term in the agreement. A 0.25 percent net smelter return royalty burdens the Enexco property upon production and is payable to the SF Lewis Trust.

      On July 10, 1998, Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000 and to issue common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. As of May 1, 2003, $62,500 has been paid toward the monthly payments and 4,453,623 shares have been issued. The option to purchase price for the Lewis property is $3 million cash and $1 million worth of Golden Phoenix common stock and can be executed at any time during the option period. The option was further granted and extended under the First Amendment agreement. The SF Lewis Trust, which controls all the shares of F. W. Lewis, Inc., will retain a five per cent production royalty on gold and silver and 4 percent on all other minerals. The SF Lewis Trust production royalty may be purchased for $3 million cash and $2 million worth of common stock. Golden Phoenix was obligated to expend $250,000 on exploration during 1998 and $1.4 million over the term of the 4-1/2 year License agreement, which ended December 31, 2002. The exploration and option agreement was extended to December 31, 2007 in an amendment signed on February 19, 2003. This amendment requires Golden Phoenix to make $2,500 per month cash payments, make stock payments of 350,000 shares to be paid July 1 and January 1 of each year during the term of the agreement, and to expend $100,000 in work commitment.

      The best mineralization on the Contact property is located on the private patented claims, which Golden Phoenix controls through the aforementioned joint venture agreement with Enexco and aforementioned exploration license with option to purchase with F. W. Lewis, Inc.

      Early  explorers   discovered  the  district  in  about  1870  and  modern
exploration was begun in about 1967. Calta Mines, Coralta Resources, Phelps Dodge, and finally Golden Phoenix have diligently explored the district for copper since then.

      The Contact copper project is located over a Jurassic granodiorite stock and flanking Paleozoic sedimentary rocks. Copper mineralization occurs in association with high-grade quartz veins hosted in fault zones in the granodiorite or sediments, as disseminations in potassically altered granodiorite, and fracture controlled stock works and skarns in the sediments. The district does not host a classic-style porphyry copper deposit.

      Mining will be by open pit and processing by solvent extraction leaching. A contract miner will be retained to conduct mining, processing, and reclamation operations. Golden Phoenix personnel will supervise the contractor.

      The Contact copper project contains mineralized material from over 100 drill holes of 61,513,000 tons grading 0.77% copper at a 0.2% cutoff for a total of 953,271,000 pounds of copper. Internal to the Banner mineralized zone are several continuous high-grade zones that range from five to forty feet wide. Using a 3% cutoff grade on these zones, Golden Phoenix calculated this mineralized material to be 1,777,000 tons grading 7.17% copper for a possible total of 254,789,000 pounds of copper.


      FURTHER POTENTIAL

      We believe that the Banner zone within the Contact property may have considerable potential for expanding both open-pittable and underground ore reserves. Ore types include SX-EW leaching of shallow oxide ores, and milling and concentrating of the deeper high-grade sulfide ores for smelting at another facility. Additionally, other areas on the property have abundant oxide copper mineralization, which have not been previously explored. We believe these highly prospective areas offer potential for discovery of other valuable copper deposits. We are planning to drill additional holes, once funding is obtained, to better delineate these copper deposits.


      ALASKAN ROYALTIES

      We have retained a one- percent net smelter return royalty on the following properties located in Alaska. We are not required to perform any work or make any payments for these royalties.

      1. GLORY CREEK. This property is 100% controlled by Great American Mineral Exploration, Inc. ("GAME"). It is located in the Bonnifield mining district, about 60 miles south of Fairbanks. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work. Any further work is deferred on the property at this time and we do not know if and when a discovery of gold mineralization will be made.

      2. UNCLE SAM. This property is 100% controlled by GAME. The property is located in the Richardson Gold District, about 60 miles southeast of Fairbanks. Their work has defined a strongly anomalous gold zone that requires drilling for the next phase of work. Work has been deferred on the property at this time and we do not know if and when a discovery of gold mineralization will be made.


RECENT DEVELOPMENTS

      FUSION CAPITAL TRANSACTION

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences when the registration statement required to be filed as part of this transaction becomes effective. Once the registration statement is declared effective and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes, if market conditions are favorable. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement.


      STAFFING

      We have a staffing level of two key professionals and a full time CPA in the Reno office. At the Mineral Ridge mine we have eight full time employees and anticipate adding other permanent staff at the Mineral Ridge operation in the next twelve months. We intend to employ independent contractors to fulfill short-term needs and obligations.

      The Company plans to hire an environmental manager and chief financial officer, who will oversee Company wide responsibilities in their specialties. They will be assigned to the Reno headquarters office. As the Company prepares to develop the Contact and Borealis copper and gold projects, we intended to hire mine managers, geologists, and engineers will be hired to ensure proper development of the projects. It is not known when these projects will be developed.

      CERTAIN BUSINESS RISK FACTORS

      You should carefully consider the risks described below before purchasing our common stock. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.


      NATURE OF TITLE TO UNPATENTED MINING CLAIMS

      A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay an annual holding fee of $100 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable. Because mining claims are self- initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than those of the Company. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged. Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No title insurance is available for mining.


      FORWARD-LOOKING NATURE OF RESERVE AND MINERALIZATION ESTIMATES

      Estimates of mineral reserves and of mineralized material are inherently forward-looking statements subject to error. Although estimates of proven and probable reserves are made based on a high degree of assurance in the estimates at the time the estimates are made, unforeseen events and uncontrollable factors can have significant adverse impacts on the estimates. Actual conditions will inherently differ from estimates. The unforeseen adverse events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, fuel price increases, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be predicted.

      o GEOLOGIC UNCERTAINTY AND INHERENT VARIABILITY: although the estimated reserves and additional mineralized material have been delineated with appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

      o METAL PRICE VARIABILITY: the prices for gold, silver, and copper fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a 10 percent change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

      o FUEL PRICE VARIABILITY: the cost of fuel can be a major variable in the cost of mining, one which is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact on operating profitability cannot be predicted.

      o VARIATIONS IN MINING AND PROCESSING PARAMETERS: the parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. The mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations.

      o CHANGES IN ENVIRONMENTAL AND MINING LAWS AND REGULATIONS: Golden Phoenix believes that it currently complies with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and no assurance can be given that such changes will not occur in the future.


      WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,675,756, and $2,563,489, respectively, during the past two fiscal years of operation. As a result, at December 31, 2002, we had an accumulated deficit of $13,999,723. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our gold mines. No assurances can be given that we will be able to successfully commercialize our gold mines or that we will ever be profitable.

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2002, December 31, 2001, and December 31, 2000 with respect to their substantial doubt about our ability to continue as a going concern. In the event that we do not obtain additional funding, we will be forced to curtail or cease our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Upon effectiveness of the registration statement which we filed pursuant to the common stock purchase agreement with Fusion Capital, we only have the right to receive $15,000 per trading day under such agreement unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10.

      The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of debt or sale of stock. If sufficient financing from Fusion Capital is not available or if we are unable to commercialize and sell our gold, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $12.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. The amount of additional capital that we require is not known at this time as certain operational goals must be met first in order to better estimate our capital requirements. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

      THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      The report of our independent accountants on our December 31, 2002 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      ENVIRONMENTAL   CONTROLS  COULD  CURTAIL  OR  DELAY  THE  EXPLORATION  AND
      DEVELOPMENT OF OUR MINES AND IMPOSE SIGNIFICANT COSTS ON US

      We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and copper ore mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use. The impact of bonding the Mineral Ridge Mine has been significant. Many states, including the State of Nevada (where all of our properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we are currently in compliance with applicable federal and state environmental laws, changes in those laws in regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.


      PROPOSED LEGISLATION AFFECTING THE MINING INDUSTRY COULD HAVE AN ADVERSE EFFECT ON US

      During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the sitting United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on "net profits" from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation.


      THE DEVELOPMENT AND OPERATION OF OUR MINING PROJECTS INVOLVE NUMEROUS UNCERTAINTIES

      Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

      Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

      o     estimation of reserves

      o     anticipated metallurgical recoveries;

      o     future gold prices; and

      o     anticipated capital and operating costs of such projects.

      Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probably reserves and operating costs determined in feasibility studies are based on geologic and engineering analysis.

      Any of the following events, among others, could affect the profitability or economic feasibility of a project:

      o unanticipated changes in grade and tonnage of ore to be mined and processed;

      o     unanticipated adverse geotechnical conditions;

      o     incorrect data on which engineering assumptions are made;

      o     costs   of  constructing  and  operating  a   mine  in  a   specific
            environment;

      o     availability and cost of processing and refining facilities;

      o     availability of economic sources of power;

      o     adequacy of water supply;

      o     adequate access to the site;

      o     unanticipated transportation costs;

      o government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

      o     fluctuation in gold prices; and

      o     accidents, labor actions and FORCE MAJEURE events.

      Adverse effects on the operations or further development of a project may also adversely affect our business, financial condition, results of operations and cash flow.

      GOLD EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE

      Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold explorations, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

      o     the  identification  of  potential  gold  mineralization  based   on
            superficial analysis;

      o the quality of our management and our geological and technical expertise; and

      o     the capital available for exploration and development.

      Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of reserves, the expansion of our existing reserves and the development of mines.


      MINERAL EXPLORATION IS HIGHLY SPECULATIVE

      Exploration for minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology. No assurance can be given that any of the exploration targets on the properties we own, lease or acquire contain (or will contain) commercially mineable mineral deposits.


      THE PRICE OF GOLD AND COPPER ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF GOLD OR COPPER CAN HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      The profitability of gold and copper mining operations is directly related to the market prices of gold and copper. The market prices of gold and copper fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold and copper from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold or copper makes such exploration economically feasible and, subsequently, incur losses because the price of gold or copper decreases. We cannot predict the market price or fluctuations of the gold or copper price.


      MINING  RISKS  AND  INSURANCE   COULD  HAVE  AN  ADVERSE   EFFECT  ON  OUR
      PROFITABILITY

      Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although we currently maintain insurance to ameliorate some of these risks, no assurance can be given that such insurance will continue to be available at economically feasible rates, or that our insurance is adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties.


      WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF EITHER OF THEM MAY HAVE AN ADVERSE EFFECT

      We are dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Chairman of the Board of Directors, and Steven D. Craig, Vice-President and Director. The loss of either of these individuals could have a material adverse effect on our business and operations. We currently do not have key person insurance on these individuals.


      THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL WILL CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

      The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. The sale of shares to Fusion Capital pursuant to the common stock purchase agreement will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the common stock purchase agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.


      THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL

      The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $0.46 and $0.09. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the company, including Fusion Capital and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.


      PENNY STOCK REGULATION EFFECT OUR STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR STOCK

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealers make a special written determination that the penny stock is a suitable investment for the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rule. Our securities will be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2.  PROPERTIES

      Our principal executive office is located at 3595 Airway Drive, Suite 405, Reno, Nevada 89511.

      The principal offices are leased from Longley Business Park in Reno Nevada. The lease is a renewable lease, which the company has maintained since July 1997. The last renewal was signed in July 2002 and will expire on July 31, 2004. The land under the Mineral Ridge mine office is leased from the Esmeralda County school district. This lease will be terminated once the company moves the office building to the mine site sometime during 2003.

      Golden Phoenix's business is related to mineral properties, which are described more specifically in Item 1 above.

      We consider our existing facilities to be adequate for our foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

      On March 5, 2003, William F. Matlack, a former shareholder of Golden Phoenix, filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint relates to a former subsidiary of Golden Phoenix, Golden Phoenix Alaska, and alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On April 16, 2003, Golden Phoenix served on Mr. Matlack a motion to quash service of process. Golden Phoenix believes the complaint is without substance and intends to vigorously defend this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been publicly traded since August 6, 1997. The securities are traded on the over-the-counter market, and quoted on the Nasdaq Electronic Bulletin Board under the symbol "GPXM." The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

            YEAR 2000                                   HIGH       LOW
           ----------------------------------------- ---------- ---------
            First quarter                              $0.40      $0.20
            Second quarter                             $0.24      $0.15
            Third quarter                              $0.19      $0.14
            Fourth quarter                             $0.17      $0.11

            YEAR 2001                                   HIGH       LOW
           ----------------------------------------- ---------- ---------
            First quarter                              $0.15      $0.09
            Second quarter                             $0.21      $0.10
            Third quarter                              $0.16      $0.10
            Fourth quarter                             $0.13      $0.09

            YEAR 2002                                   HIGH       LOW
           ----------------------------------------- ---------- ---------
            First quarter                              $0.25      $0.09
            Second quarter                             $0.55      $0.18
            Third quarter                              $0.46      $0.23
            Fourth quarter                             $0.31      $0.17
            YEAR 2003                                   HIGH       LOW
            First quarter                              $0.34      $0.17


      On May 13, 2003, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.19 per share. On May 13, 2003, we had in excess of 500 beneficial stockholders of our common stock and 87,078,856 shares of our common stock were issued and outstanding.


DIVIDENDS

      We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.


RECENT SALES OF UNREGISTERED SECURITIES

      The following table provides the sales of unregistered securities for the past year.



                                                                   VALUE       SHARE PRICE
                                               SHARES ISSUED     RECEIVED       PER SHARE
                                               -------------   ------------  ---------------

FIRST QUARTER 2002

Private Placement For Cash                         4,640,000  $  464,000.00            0.10
Exchange Of Stock For Part Of Interim
  Reclamation Bond                                 1,257,862     200,000.00            0.16
Lease - Borealis Paid In Stock                       328,235      27,900.00            0.09
Jeffrey Baclet Investor Relations                    100,000      18,500.00            0.19
The Eversull Group Investor Relations                200,000      25,000.00            0.13
                                               -------------   ------------  ---------------
  Total First Quarter 2002                         6,526,097  $  735,400.00            0.11
                                               =============  =============  ===============


                                                                   VALUE       SHARE PRICE
                                               SHARES ISSUED     RECEIVED       PER SHARE
                                               -------------   ------------  ----------------

SECOND QUARTER 2002

Private Placement For Cash $0.10                   3,060,002  $  306,000.20              0.10
Private Placement For Cash $0.15                   5,692,504     851,375.45              0.15
Warrant Exercise                                     827,100      82,710.00              0.10
Directors Compensation For Board Meetings            109,448      17,948.00              0.16
Payments For BO Lease                                201,333      30,200.00              0.15
Fusion Capital Fund II LLC                           250,000      46,250.00              0.19
Jeffrey Baclet Investor Relations                    115,000      48,000.00              0.42
Taylor Hard Money Advisors Public Relations          400,000      60,000.00              0.15
The Eversull Group Investor Relations                100,000      35,000.00              0.35
Thomas Mancuso Consulting Services                    20,000       4,000.00              0.20
Whitney & Whitney Consulting Services                114,198      10,848.81              0.10
Whitney & Whitney Consulting Services                400,000      47,058.82              0.12
Whitney & Whitney Consulting Services                  4,459         700.00              0.16
Whitney & Whitney Consulting Services                112,786      18,609.69              0.17
Whitney & Whitney Consulting Services                 61,442      10,322.26              0.17
Newmex Nevada Inc.  Debt Service                     392,963      39,296.27              0.10
Richard Cavell Family Trust Debt Service              86,133      25,840.00              0.30
Craig & Diana B Drossell Debt Service                399,263      63,186.00              0.16
                                               -------------  -------------  ----------------
  Total Second Quarter 2002                       12,346,631  $1,697,345.50              0.14
                                               =============  =============  ================

THIRD QUARTER 2002

Private Placement For Cash $0.15                      83,334   $  12,500.00             0.15
Warrant Exercise                                     500,000      50,000.00             0.10
Whitney & Whitney Consulting Services                 99,141      17,647.06             0.18
Whitney & Whitney Consulting Services                 98,039      17,647.06             0.18
Whitney & Whitney Consulting Services                 60,435      17,647.06             0.29
Whitney & Whitney Consulting Services                110,582      35,294.17             0.32
Whitney & Whitney Debt Conversion                    350,000      35,000.00             0.10
Fusion Capital LLC Commitment Fee                  1,587,302     300,000.00             0.19
                                               -------------  -------------  ---------------
  Total Third Quarter 2002                         2,888,833  $  485,735.30             0.17
                                               =============  =============  ===============
FOURTH QUARTER 2002

Warrant Exercise                                     100,000   $  10,000.00             0.10
David Caldwell Director Compensation                 100,000      17,974.00             0.18
Allan Marter Director Compensation                   100,000      17,974.00             0.18
Contact Lease Payment                              2,753,623     450,000.00             0.16
Payments For BO Lease                                 78,400      11,760.00             0.15
Chuck DuCharme Finders Fee                            50,333       6,549.95             0.13
Whitney & Whitney Consulting Services                 25,570       5,030.89             0.20
Whitney & Whitney Consulting Services                 57,403      11,294.05             0.20
Whitney & Whitney Consulting Services                 52,947      14,772.21             0.28
Fusion Capital Fund Debt For Professional
  Services                                           200,000      37,000.00             0.19
Whitney & Whitney Debt Conversion                    300,000      30,000.00             0.10
Convertible Note Conversion                           44,323      13,296.90             0.30
Fusion Capital Fund Advance Against Equity Line    2,000,000     540,000.00             0.27
                                               -------------  -------------  ---------------
  Total Third Quarter 2002                         5,862,599  $1,165,652.00             0.20
                                               =============  =============  ===============
FIRST QUARTER 2003

Warrant Exercise At $0.10                          9,414,137  $  941,413.70             0.10
Warrant Exercise At $0.15                            446,668      67,000.20             0.15
Payments For BO Lease                                253,800      42,600.00             0.17
                                               -------------  -------------  ---------------
  Total First Quarter 2003                        10,114,605  $1,051,013.90             0.10
                                               =============  =============  ===============


                                                          EXERCISABLE
                                                            OPTIONS
                                           SHARES OWNED   OR WARRANTS   PERCENTAGE
                                           -------------  ------------- ----------------

FIRST QUARTER 2003
Warrant Exercise at $0.10                      9,294,137  $ 929,413.70              0.10
Warrant Exercise at $0.15                        446,668     67,000.20              0.15
Payments for BO lease                            253,800     42,600.00              0.17
                                            ------------- ------------- ----------------
  Total first quarter 2003                     9,740,805  $ 996,413.90              0.10
                                            ============  ============  ================

      The registrant believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled "Risk Factors". Please see the statements contained under the Section entitled "Forward-Looking Statements."


OVERVIEW

      Golden Phoenix Minerals, Inc. is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine. The other two key properties are the Contact copper-silver project and the Borealis gold-silver project.

      Golden Phoenix purchased the Mineral Ridge mine in late 2000 for $225,000 out of bankruptcy and assumed certain liabilities associated with this property. The Company has been working to obtain a new amended operating permit and reclamation plan, and to obtain the operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production from the leach pad through the addition of new cyanide to the regular leach fluids to increase gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, which would be processed through a new gravity and cyanide vat leach gold recovery plant, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing alaskite and quartz rocks. The total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Mining will be by open pit and processing by cyanide leaching. We intended to retain a contract miner to conduct mining, crushing, and reclamation operations. Golden Phoenix personnel will supervise the contractor. The total value of the gold sales over a 6-year mine life, at a $325 per ounce gold price, is estimated to be $27 million including silver credits.
The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $13 million and capital costs, including reclamation bonding, are estimated at $8 million. The net cash flow including federal income taxes is estimated to be $3 million.

      The Contact property is held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allows it to combine deposits within the district allowing for economic mining, which was previously not possible. Mining will be by open pit and processing by solvent extraction-electro-wining leaching. We intend to retain a contract miner to conduct mining, crushing, and reclamation operations. Golden Phoenix personnel will supervise the contractor. The total value of the copper sales over a 4-year mine life, at a $0.85 copper price, is estimated to be $100 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and general and administrative expenses, is estimated to be $65 million and capital costs, including reclamation bonding, of an estimated $25 million. The net cash flow including federal income taxes is estimated to be $5 million.

      The Company has a history of operating losses and we expect to continue to incur operating losses in the near future as we initiate mining operations at our three mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. Except for the agreement in principal executed May 6, 2003 with Gryphon Gold Corporation, several potential joint ventures have been explored but none has yet come to fruition.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

      The report of our independent accountants on our December 31, 2002 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of Notes to Financial Statements.

      Several of those critical accounting policies are as follows:

      PROVEN AND PROBABLE ORE RESERVES. On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the ore. Management's calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

      In early 2003 Behre Dolbear & Company, Inc., Denver, Colorado was contracted to do an independent technical review of our reported mine reserves at Mineral Ridge, Borealis and Contact. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by Golden Phoenix. While Behre Dolbear had discussed this information and data with Golden Phoenix's staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear believes that Golden Phoenix has reasonable basis for concluding that reserves exist at the Mineral Ridge and Borealis projects. The estimated reserves are at probable level of assurance for the Borealis Project while the Mineral Ridge Project includes some proven reserves, which have not been separated from the probable reserves. For the Contact Project, Behre Dolbear found that enough information exists to delineate mineralized material under the SEC terminology. They further found that with some additional modeling and analysis, some of this mineralized material could be reclassified as a probable reserve.

      Reserve estimates will change as existing reserves will be depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in reserves may also require revision based on actual production experience once production commences.

      Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomic to exploit. Should that occur, restatements or reductions in reserves and asset write-downs in the applicable accounting periods may be required. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

      DEPRECIATION AND DEPLETION. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.

      IMPAIRMENT OF LONG-LIVE ASSETS. Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

      Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.

      ENVIRONMENT MATTERS. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2002. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.


NEW ACCOUNTING PRONOUNCEMENTS

      New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

      SFAS NO. 143 -- In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which established a uniform methodology for accounting for estimated reclamation and abandoned costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

      SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64),
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS

64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

      SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

      SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

      SFAS NO. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.


RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

      We  generated  $118,007 in  operational  revenue for the fiscal year ended
December 31, 2002, as compared to $343,038 for the fiscal year ended December 31, 2001, a decrease of $225,031 or 65.6%. Our revenues for the year ended December 31, 2002 were derived from the production of gold from the Mineral
Ridge mine. The reduction in revenues in 2002 are due to lack of final reclamation permit that would have allowed the addition of cyanide to the processing circuit and additional gold leach from the existing heap leach material at the mine.

      Development costs have been incurred in connection with just the properties in Nevada. These costs have been incurred for the location of mining claims, and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further development and exploration.

      The Following table describes the results of operations for the fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001.

DESCRIPTION                      2002             2001           DIFFERENCE
-------------------------------- ----------     ---------     ------------------

Finance Charges (1)              $253,231       $189,392      $     63,839
Plant Operations (2)              308,637        293,577            15,000
Bad Debt (3)                       52,203              0            52,203
Consultants (4)                   108,518         25,735            82,783
Directors Fees (5)                 43,779              0            43,779
Investor Relations (6)            429,092         50,453           378,639
Lease payments (7)                930,620        728,000           202,620
License & Permits (8)              68,901         27,502            41,399
Payroll (9)                       311,270        249,513            61,757
Professional Fees (10)            194,239        259,611           (65,372)


(1) The change in the finance charge is primarily due to the change in accrual of interest on unpaid salaries for Michael Fitzsimonds, Steven Craig, and our CPA. This interest was not accrued in previous years. We also have the finance charge for the letter of credit that secures the Interim Reclamation Bond for Mineral Ridge.

(2) The modest change in the plant operation cost is due to adjustment of hourly rates for some of our employees at the mine and the addition of a mining engineer for the project. We had savings in some of the operational areas that allowed for the modest increase in total cost.

(3) During 2002 it was decided to write off an investment in an industrial mineral company that continues to have problems with permitting and raising sufficient capital to sustain its self. We have not given up on the company but are not planning to put any further capital into the venture. If we do see a return then we will treat the income by appropriate accounting methods to reverse the write off. We also wrote off two small debts from ex-employees that are to small to pursue collections.

(4) During the year we have undertaken several engineering studies for Mineral Ridge Mine. Approximately $65,720 of the increase can be attributed to Whitney & Whitney who has an ongoing consulting contract with the company for assistance with engineering studies. These include evaluation of changing the recovery process at the mine from a heap leach operation to a full gravity/cyanide vat leach mill. This will be an on going evaluation during the next two years that will include a plant design if the evaluation is positive. We also had some additional metallurgical testing completed for the current Reclamation Permit submitted to the Nevada State Department of Environmental Protection.

(5) Up until 2002 the company had not directly compensated its directors with anything other than stock options. With the changes in disclosure laws and the additional liability the directors are responsible for it was felt that they deserved some direct compensation. This was a plan that has been formulated over the past couple of years and was implemented during 2002. The directors are compensated at a rate of $500 per Board of Directors meeting that they participate in which is paid in restricted common stock which is valued at the average price for the month in which the meeting occurs. Allan Marter and David Caldwell were given an additional compensation for their service during the early years of the Company.

(6) The increase in public relations is primarily due to increased costs for investor relations activities during 2002. These include fees for some outside groups in connection with the Company's private placements that allowed the company to operate the Mineral Ridge mine and post the interim reclamation bond. There were also fees paid in connection with the equity financing from Fusion Capital and other debt financings that have not been completed at this time.

(7) The increase in lease payments can be attributed to a payment $450,000 in common stock during the fourth quarter for the Contact property. This was a scheduled payment that we were asked to hold by the owner since it was in common stock. The payments are calculated for the time period that they were due but not distributed until requested by the owner. There will be further payments in the future for this project.

(8) The increase in license and permits can be attributed to increases in permit fees for Mineral Ridge.

(9) The increase in payroll is due to an accounting change on accrual of deferred salaries for Michael Fitzsimonds and Steven Craig that have not shown as an accrual in the past. This accounting change increased the payroll that is being accrued by approximately $320,000. This deferred payroll has been noted in our filings since the beginning but was never accrued until 2002. The other change for the year is the addition of an executive assistant to the Reno office.

(10) The change in professional fees for the year is due to lower legal fees associated with Mineral Ridge mine.

      Operating expenses totaled $3,675,756 for 2002, compared to $2,563,489 for 2001. The increase is primarily attributable to increased professional and consulting fees of approximately $480,000, mineral property lease and minimum work commitment expenses on the Contact property of approximately $326,000, and bad debt expense of approximately $52,000.


LIQUIDITY AND CAPITAL RESOURCES

      Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $9.9 million at December 31, 2001 and approximately $14.0 million at December 31, 2002.

      As of December 31, 2002, we had $15,940 in cash plus $12,674 of available interest from the restricted reclamation cash funds. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate total expenditures for year 2003 for general and administrative expenses to be approximately $250,000 and for exploration and property holding costs to be approximately $1,000,000. Exploration, development and holding expenditures include $300,000 for the Mineral Ridge gold mine, $200,000 for the Lewis Contact Property, $350,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration/development results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments to the end of December 2002 total $76,720. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The total payments through the end of December 2002 are $7,500. The payments are payable in cash.

      During 2002, our liquidity needs were met from: (i) a private placement of restricted shares of $1,833,875, (ii) the issuance of stock to vendors and employees for services valued at $992,969, and (iii) the conversion of outstanding debt and related interest to common stock of $651,983. As of December 31, 2002 the Company had 76,881,842 shares of common stock outstanding, which the Company has recognized as $12,340,490 of paid in capital including cash and services. As of December 31, 2002, the Company had current assets of $71,048 compared to current liabilities of $4,263,730 resulting in a working capital deficit of $4,192,682. Total current liabilities decreased approximately $11,402.

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences upon the effectiveness of the registration statement required to be filed pursuant to the common stock purchase agreement. Upon effectiveness of such registration statement and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes, if market conditions are favorable.

      During the twelve months ended December 31, 2002, we raised approximately $1.83 million from the sale of restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements and repairs at Mineral Ridge.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      We are also investigating other potential financing sources and are in discussions with potential joint venture partners, including a joint venture in Mineral Ridge. This potential joint venture could result in the venture paying fees to Golden Phoenix for the right to certain interests in the Mineral Ridge property.

      On May 8, 2003, the Company signed an Agreement in Principle for the assignment of a 50% interest in its Borealis Gold Property to Gryphon Gold Corporation ("Gryphon"), a Nevada corporation. To earn a 50% interest in the Borealis Gold Property, Gryphon must incur qualified expenditures on the property to make payments to the Company in the aggregate of $5,000,000 during the first forty-eight months from the date of the Agreement. Gryphon also has an option to acquire an additional 20% interest by incurring additional qualified expenditures of $4,000,000 on the property (or paying the amount to the Company) or producing a qualifying feasibility study.

      Subsequent to December 31, 2002, the Company entered into two additional amendments to the Exploration License with Option to Purchase Agreement with F.W. Lewis, Inc. that extended the term of the exploration license and clarified certain minimum work commitments of the Company. See Note 10 to our financial statements for the year ended December 31, 2002 for additional details.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements appear beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         a)    Previous Independent Accountants

            (1) (i) Effective February 25, 2003, Golden Phoenix confirmed with is auditors, Albright, Persing & Associates, Ltd. ("Albright Persing") that the firm would no longer be representing Golden Phoenix as its accountants. As of that date, Albright Persing informed Golden Phoenix that it would decline to stand for re-election as the Company's accountants.

                  (ii) Albright Persing's report on Golden Phoenix's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles: however, the report was modified as to uncertainty to include an explanatory paragraph wherein Albright Persing expressed substantial doubt about the Company's ability to continue as a going concern and an explanatory paragraph with respect to the reclamation liabilities.

                  (iii) The change of independent accountants was approved by the Company's Board of Directors on February 25, 2003.

                  (iv) During Golden Phoenix's most recent two fiscal years, as well as the subsequent interim period through February 25, 2003, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

             (2) During Golden Phoenix's most recent two years, as well as the subsequent interim period through February 25, 2003, Albright Persing did not advise the Company of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

             (3) Golden Phoenix requested Albright Persing to furnish a letter addressed to the SEC, stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.

      b)    New Independent Accountants

      On February 25, 2003, Golden Phoenix engaged HJ & Associates, LLC ("HJ & Associates") as its principal accountant to audit the Company's financial statements. Golden Phoenix did not consult with HJ & Associates on any matters described in paragraphs (a)(2)(i) and (a)(2)(ii) of Regulation S-B during the Company's two most recent fiscal years or any subsequent interim period prior to engaging HJ & Associates.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

                                 C O N T E N T S
                                 ---------------

Independent Auditors' Reports.............................................. F-3

Balance Sheet.............................................................. F-5

Statements of Operations and Other Comprehensive Income (Loss)............. F-7

Statements of Stockholders' Equity (Deficit)............................... F-9

Statements of Cash Flows................................................... F-27

Notes to the Financial Statements.......................................... F-29

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
(A Development Stage Company)
Reno, Nevada

We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations and other comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2002 and from inception on June 2, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations and other comprehensive income (loss), stockholders' equity (deficit), and cash flows of Golden Phoenix Minerals, Inc (a development stage company) from inception on June 2, 1997 through December 31, 2001 were audited by other auditors whose report, dated April 13, 2002, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows from inception on June 2, 1997 through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc (a development stage Company). at December 31, 2002 and from inception (June 2,
1997) to December 31, 2002 and the results of its operations and other comprehensive income (loss) and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United Stated of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $13,999,723 and has a working capital deficit of $4,192,682 at December 31, 2002, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
May 12, 2003

                 Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
(A Development Stage Company)
Reno, Nevada

We have audited the accompanying statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows of Golden Phoenix Minerals, Inc. (a development stage company)as of and for the year ended December 31, 2001 and from inception of the development stage on June 2, 1997 through December 31, 2001. These financial statements are the responsibility of Golden Phoenix Minerals, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Golden Phoenix Minerals, Inc.'s (a development stage company) operations and other comprehensive income (loss), changes in stockholders' equity (deficit) and its cash flows for the year ended December 31, 2001 and from inception of the development stage on June 2, 1997 through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and /or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 15, subsequent to the issuance of the company's December 31, 2001, financial statements and our report thereon dated April 13, 2002, we became aware that those financial statements did not reflect certain lease liabilities, common stock transactions, and deferred compensation, among other items,. In our original report, we expressed an unqualified opinion on the December 31, 2001, financial statements and our opinion on the revised statements, as expressed herein, remains unqualified.


Albright, Persing & Associates, Ltd.
Reno, Nevada
April 13, 2002, except as to the fifth paragraph above and Note 15, which are as of May 19, 2003

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                  December 31,
                                                                      2002
                                                                  ------------

CURRENT ASSETS

  Cash and cash equivalents                                       $     28,614
  Prepaid expenses                                                      42,434
                                                                  ------------

   Total Current Assets                                                 71,048
                                                                  ------------

PROPERTY AND EQUIPMENT (Note 1)

  Land                                                                  57,600
  Buildings                                                            100,000
  Vehicles                                                             142,521
  Computer equipment                                                    91,975
  Office furniture and equipment                                        16,516
  Mining equipment                                                     605,067
  Accumulated depreciation                                            (316,395)
                                                                  ------------

   Total Property and Equipment, Net                                   697,284
                                                                  ------------

OTHER ASSETS

  Restricted cash - reclamation obligation (Note 3)                  1,821,817
  Mineral properties and claims (Note 3)                             1,650,000
  Deferred mineral property development costs (Note 3)                  98,878
  Deposits                                                              15,611
                                                                  ------------

   Total Other Assets                                                3,586,306
                                                                  ------------

   TOTAL ASSETS                                                   $  4,354,638
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                                  December 31,
                                                                      2002
                                                                  ------------
CURRENT LIABILITIES

  Accounts payable                                                $    385,138
  Accrued liabilities (Note 6)                                       3,404,854
  Current portion of long term debt (Note 8)                           101,945
  Capital lease obligations-current portion (Note 7)                    40,102
  Amounts due to related parties (Note 5)                              331,691
                                                                  ------------

   Total Current Liabilities                                         4,263,730
                                                                  ------------

LONG-TERM LIABILITIES

  Accrued reclamation obligation (Note 3)                            1,819,874
  Convertible notes payable and related accrued interest (Note 9)      621,430
  Capital lease obligations (Note 7)                                    83,131
  Long-term debt (Note 8)                                               16,163
                                                                  ------------

   Total Long-Term Liabilities                                       2,540,598
                                                                  ------------

   Total Liabilities                                                 6,804,328
                                                                  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value, 50,000,000 shares
   authorized, no shares issued and outstanding                              -
  Common stock, no par value, 150,000,000 shares
   authorized, 76,881,842 issued and outstanding                    12,340,490
  Stock subscription receivable                                       (490,457)
  Deferred costs                                                      (300,000)
  Deficit accumulated during the development stage                 (13,999,723)
                                                                  ------------

   Total Stockholders' Equity (Deficit)                             (2,449,690)
                                                                  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $  4,354,638
                                                                  ============

  The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)


                                                                      From
                                                                    Inception
                                            For the Years Ended    On June 2,
                                               DECEMBER 31,       1997 through
                                         ------------------------ December 31,
                                             2002         2001        2002
                                         -----------  ----------- ------------
                                                       (Restated)

REVENUES

  Metal sales                            $   118,007  $   309,796 $    462,948
  Other revenue                                    -       33,242      130,453
                                         -----------  ----------- ------------

   Total Revenues                            118,007      343,038      593,401
                                         -----------  ----------- ------------

COST OF SALES                                282,149      286,601      595,800
                                         ------------ ----------- ------------

GROSS MARGIN (DEFICIT)                      (164,142)      56,437       (2,399)
                                         -----------  ----------- ------------

EXPENSES

   Exploration, mineral property leases,
    and minimum work commitment expenses   1,762,553    1,175,923    6,677,520
  General and administrative                 847,902      686,792    3,087,629
  Investor relations and professional fees   662,110      309,833    1,852,591
  Salaries and wages                         273,477      269,876    1,294,286
  Depreciation                               129,714      121,065      329,265
                                         -----------  ----------- ------------

   Total Expenses                          3,675,756    2,563,489   13,241,291
                                         -----------  ----------- ------------

LOSS FROM OPERATIONS                      (3,839,898)  (2,507,052) (13,243,690)
                                         -----------  ----------- ------------

OTHER INCOME (EXPENSE)

  Interest income                             40,092       19,277       61,235
  Interest expense                          (253,231)    (232,142)    (830,166)
  Gain on sale of stock in affiliate               -            -       10,016
  Gain on sale of fixed assets                     -            -        2,551
  Gain on settlement of debt                       -            -       22,331
  Realized gain on available-for-sale securities 523            -          523
  Loss on impairment of investments          (10,742)           -      (10,742)
  Other expense                               (1,803)        (102)     (11,781)
                                         -----------  ----------- ------------

   Total Other Income (Expense)             (225,161)    (212,967)    (756,033)
                                         -----------  ----------- ------------

LOSS BEFORE INCOME TAXES                 $(4,065,059) $(2,720,019)$(13,999,723)
                                         -----------  ----------- ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)


                                                                      From
                                                                    Inception
                                            For the Years Ended    On June 2,
                                               DECEMBER 31,       1997 through
                                         -------------------------December 31,
                                             2002         2001        2002
                                         -----------  ----------- ------------
                                                       (Restated)

LOSS BEFORE INCOME TAXES                $(4,065,059) $(2,720,019) $(13,999,723)

INCOME TAXES                                      -            -             -
                                         ----------  -----------  -------------

NET LOSS                                 (4,065,059)  (2,720,019)  (13,999,723)
                                         ----------  -----------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)

  Unrealized gain (loss) on
   available-for-sale securities             (1,437)       1,437             -
   (Note 4)                               ---------  ------------ -------------

   Total Other Comprehensive Income          (1,437)       1,437             -
    (Loss)                                ---------- -----------  -------------


 COMPREHENSIVE LOSS                     $(4,066,496) $(2,718,582) $ (13,999,723)
                                         ==========  ===========  =============

BASIC LOSS PER SHARE

  Basic loss per share                  $      (0.07) $     (0.07)
                                        ============  ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    61,842,556   40,497,175
                                          ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                            Statements of Stockholders' Equity (Deficit)
                                                                                                                           Deficit
                                                                                                                         Accumulated
                                          Preferred Stock              Common Shares           Stock                     During the
                                         ----------------------  ----------------------    Subscription      Deferred   Development
                                           Shares       Amount       Shares      Amount     Receivable        Costs        Stage
                                         -------------- ----------- -----------  --------- -----------   -------------  ------------
Balance at inception, June 2, 1997                    -   $       -           -   $      -   $        -  $          -  $          -

Issuance of common stock for services
 at $0.001 per share, June 18, 1997                   -           -   2,000,000      2,000            -             -             -

Issuance of preferred stock for services
 at $0.004 per share, June 18, 1997             500,000       2,000           -          -            -             -             -

Issuance of common stock for cash at $0.005
 per share, June 18, 1997                             -           -  10,000,000     50,000            -             -             -

Issuance of common stock for services
 at $2.00 per share, July 23, 1997                    -           -     370,000    740,000            -             -             -

Issuance of common stock for joint venture
 option purchase at $2.00 per share,
 August 14, 1997                                      -           -      50,000    100,000            -             -             -

Issuance of common stock for conversion of
 debt at $4.35 per share, October 16, 1997            -           -      54,480    236,988            -             -             -

Issuance of common stock for cash at $3.00
 per share, October 16 to 22, 1997                    -           -     165,000    495,000            -             -             -

Issuance of common stock for cash at $2.10
 per share, November 25, 1997                         -           -     300,000    680,669            -             -             -

Cancellation of preferred shares at $0.004,
 December 8, 1997                              (275,000)     (1,100)          -          -            -             -             -
                                             ----------  ----------  ----------  ---------  -----------  ------------   -----------

Balance Forward                                 225,000  $      900  12,939,480 $2,304,657   $        -  $          -   $         -
                                             ----------  ----------  ---------- ----------   ----------  ------------   -----------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------  -----------     -------------  ------------
Balance Forward                             225,000  $      900  12,939,480  $2,304,657 $        -      $          -   $          -

Stock offering costs                              -           -           -     (80,000)         -                 -              -

Net loss for the period from June 2, 1997
 through December 31, 1997                        -           -           -           -          -                 -     (1,602,876)
                                            -------  ----------  ----------  ---------- ----------     -------------    -----------

Balance, December 31, 1997                  225,000         900  12,939,480   2,224,657          -                 -     (1,602,876)

Issuance of common stock for cash at $2.00
 per share, January 8 to February 2, 1998         -           -     171,500     343,000          -                 -              -

Issuance of common stock for joint venture
 agreement at $1.19 per share,
 January 12, 1998                                 -           -      80,000      95,000          -                 -              -

Issuance of common stock for stock options
 and warrants exercised at $0.20 per share,
 February 6 to September 29, 1998                 -           -     930,000     186,000    (60,000)                -              -

Issuance of common stock for joint venture
 agreement at $0.75 per share, February 10 to
 April 15, 1998                                   -           -     184,140     133,750          -                 -              -

Issuance of common stock for joint venture
 agreement at $0.74 per share,
 February 10, 1998                                -           -      25,000      20,133          -                 -              -
                                            -------  ----------  ----------  ---------- ----------      ------------   ------------

Balance Forward                             225,000  $      900  14,330,120  $3,002,540 $  (60,000)     $          -   $ (1,602,876)
                                            -------  ----------  ----------  ---------- ----------      ------------   ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------- -----------     -------------  ------------
Balance Forward                             225,000  $      900  14,330,120  $3,002,540  $ (60,000)     $         -    $ (1,602,876)

Issuance of common stock for joint venture
 agreement at $2.00 per share,
 February 10, 1998                                -           -      23,890      47,780          -                -               -

Issuance of common stock for stock options
 and warrants exercised at $2.00 per share,
 February 26, 1998                                -           -      75,000     150,000          -                -               -

Issuance of common stock for joint venture
 agreement at $0.78 per share,
 March 10, 1998                                   -           -     123,456      96,450          -                -               -

Issuance of common stock for conversion of
 debt at $0.56 per share, March 23, 1998          -           -     346,667     195,000          -                -               -

Issuance of common stock for services
 at $0.10 per share, March 23 to
 September 14, 1998                               -           -     325,000      50,000          -                -               -

Issuance of common stock for services
 at $0.50 per share, April 30 to
 May 22, 1998                                     -           -     136,000      68,000          -                -               -
                                            -------  ----------  ----------  ---------- ----------      -----------    ------------

Balance Forward                             225,000  $      900  15,360,133  $3,609,770 $  (60,000)     $         -    $ (1,602,876)
                                            -------  ----------  ----------  ---------- ----------      -----------    ------------

                             The accompanying notes are an integral part of these financial statements.






                                                   GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                               Deficit

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------- -----------     -------------  ------------


Balance Forward                             225,000  $      900  15,360,133  $3,609,770  $ (60,000)     $          -   $ (1,602,876)

Issuance of common stock for stock options
 and warrants exercised at $0.25 per share,
 May 21, 1998                                     -           -     200,000      50,000          -                 -              -

Issuance of common stock for stock options
 and warrants exercised at $0.20 per share,
 May 21 to June 22, 1998                          -           -     230,000      53,315          -                 -              -

Issuance of common stock for joint venture
 agreement at $0.26 per share, June 15, 1998      -           -     100,000      26,000          -                 -              -

Issuance of common stock for stock options
 and warrants exercised at $0.17 per share,
 June 26, 1998                                    -           -      60,606      10,000          -                 -              -

Issuance of common stock for stock options
 and warrants exercised at $0.14 per share,
 June 29, 1998                                    -           -     500,000      71,000          -                 -              -

Issuance of common stock for stock options
 and warrants exercised at $0.16 per share,
 July 13, 1998                                    -           -     125,679      20,000          -                 -              -
                                            -------  ----------  ----------  ---------- ----------      ------------    -----------

Balance Forward                             225,000  $      900  16,576,418  $3,840,085  $ (60,000)     $          -   $ (1,602,876)
                                            -------  ----------  ----------  ----------  ---------      ------------    -----------


                             The accompanying notes are an integral part of these financial statements.




                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------  -----------     -------------  ------------




Balance Forward                               225,000  $    900  16,576,418  $3,840,085   $ (60,000)     $        -    $ (1,602,876)

Issuance of common stock for stock options
 and warrants exercised at $0.27 per share,
 October 5, 1998                                    -         -      44,036      11,890           -               -               -

Issuance of common stock for services at
 $0.27 per share, November 10, 1998                 -         -      50,000      13,500           -               -               -

Cancellation of stock subscription receivable,
 December 31, 1998                                  -         -    (300,000)    (60,000)     60,000               -               -

Net loss for the year ended December 31, 1998       -         -           -           -           -               -      (1,863,167)

                                              -------  --------  ----------  ----------  ----------     -----------    ------------
Balance, December 31, 1998                    225,000       900  16,370,454   3,805,475           -               -      (3,466,043)

Issuance of common stock for joint venture
 agreement at $0.13 per share,
 January 1 to 28, 1999                              -         -   1,784,615     224,000           -               -               -

Issuance of common stock for services
 at $0.27 per share,
 January 22, 1999                                   -         -     200,000      25,016           -               -               -
                                             --------  --------  ----------  ----------  ----------      ----------    ------------

Balance Forward                               225,000  $    900  18,355,069  $4,054,491  $        -      $        -    $ (3,466,043)
                                             -------  ---------  ----------  ----------- ----------     ------------   ------------


                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------  -----------     -------------  ------------


Balance Forward                             225,000  $      900  18,355,069  $4,054,491  $        -     $         -    $ (3,466,043)

Issuance of common stock for conversion of
 debt at $0.10 per share March 3 to
 December 15, 1999                                -           -   2,271,960     220,384           -               -               -

Issuance of common stock for conversion of
 debt at $0.09 per share, March 5, 1999           -           -      25,000       2,204           -               -               -

Issuance of common stock for services
 at $0.09 per share March 10 to
 December 1, 1999                                 -           -     320,792      28,581           -               -               -

Issuance of common stock for joint venture
 agreement for $0.09 per share, March 19 to
 November 21, 1999                                -           -     419,260      37,750           -               -               -

Issuance of common stock for cash at $0.10
 per share, March 5 to December 30, 1999          -           -   2,425,000     242,500           -               -               -

Issuance of common stock for services
 at $0.11 per share, May 27 to
 October 15, 1999                                 -           -     326,069      35,584           -               -               -
                                            -------  ----------  ----------  ---------- -----------     -----------  --------------

Balance Forward                             225,000  $      900  24,143,150  $4,621,494 $         -     $         -  $   (3,466,043)
                                            -------  ----------  ----------  ---------- -----------     -----------  --------------

                             The accompanying notes are an integral part of these financial statements.



                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------  -----------     -------------  ------------


Balance Forward                              225,000  $      900  24,143,150  $4,621,494 $        -     $           -  $ (3,466,043)

Issuance of common stock for services
 at $0.08 per share, October 29 to
 December 30, 1999                                 -           -     284,885      23,136          -                 -             -

Net loss for the year ended December 31, 1999      -           -           -           -          -                 -    (1,323,437)
                                             -------  ----------  ----------  ---------- ----------     -------------   -----------

Balance, December 31, 1999                   225,000         900  24,428,035   4,644,630          -                 -    (4,789,480)

Issuance of common stock for cash at $0.10
 per share, January 7 to December 11, 2000         -               2,900,000     290,000          -                 -             -

Beneficial conversion feature on convertible
 notes, January 11 to April 19, 2000               -           -           -      92,666          -                 -             -

Issuance of common stock for services
 at $0.19 per share, January 31, 2000              -           -      10,886       2,052          -                 -             -

Issuance of common stock for services
 at $0.15 per share, January 31 to
 October 27, 2000                                  -           -     326,008      48,880          -                 -             -

Issuance of common stock for services
 at $0.17 per share, January 31 to
 November 10, 2000                                -            -     371,830      63,380          -                 -             -
                                            -------   ----------  ----------  ---------- ----------     -------------  ------------

Balance Forward                             225,000  $      900  28,036,759   $5,141,608 $        -     $           -  $ (4,789,480)
                                            -------  ----------  ----------   ---------- ----------     -------------  ------------

                             The accompanying notes are an integral part of these finanical statements.

                               GOLDEN PHOENIX MINERALS, INC.
                               (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock              Common Shares         Stock                       During the
                                         ----------------------    ---------------------- Subscription      Deferred    Development
                                           Shares        Amount      Shares      Amount    Receivable        Costs         Stage
                                         -------------  ---------  ----------  ---------  -----------     -----------  ------------


Balance Forward                                225,000  $      900  28,036,759  $5,141,608 $        -     $         -  $ (4,789,480)

Issuance of common stock for services
 at $0.23 per share, February 29, 2000               -           -     138,285      31,695          -               -             -

Issuance of common stock for conversion of
 debt at $0.25 per share, March 1, 2000              -           -      33,207       8,302          -               -             -

Issuance of common stock for services
 at $0.27 per share, March 31, 2000                  -           -      87,268      23,212          -               -             -

Preferred stock converted to common shares at
 $0.10 per share, April 5 to December 2, 2000  (58,300)       (233)    583,000      58,533          -               -             -

Issuance of common stock for services
 at $0.20 per share, April 30, 2000                  -           -      46,638       9,694          -               -             -

Issuance of common stock for services
 at $0.18 per share, May 31, 2000                    -           -      59,856      10,766          -               -             -

Issuance of common stock for services
 at $0.16 per share, June 30 to
 November 10, 2000                                   -           -   1,163,223     185,854          -               -             -

Issuance of common stock for stock options
 and warrants exercised at $0.10 per share,
 June 30, 2000                                       -           -      55,000       5,500          -               -             -
                                               -------  ----------  ----------  ---------- ----------     -----------  ------------

Balance Forward                                166,700  $      667  30,203,236  $5,475,164 $        -     $         -  $ (4,789,480)
                                               -------  ----------  ----------  ---------- ----------     -----------  ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ----------  ----------  ----------  ---------  -----------     -------------  ------------


Balance Forward                               166,700   $      667  30,203,236  $5,475,164 $      -     $           -  $ (4,789,480)

Issuance of common stock for services
 at $0.13 per share, July 31 to
 August 31, 2000                                    -            -     136,967      17,467        -                 -             -

Issuance of common stock for services
 at $0.12 per share, September 30 to
 October 31, 2000                                   -            -     167,463      20,705        -                 -             -

Issuance of common stock for purchase of
 mining properties and claims at $0.20 per
 share, October 17, 2000                            -            -   3,000,000     600,000        -                 -             -

Issuance of common stock for cash at $0.20
 per share, October 17, 2000                        -           -   3,000,000     600,000         -                 -             -

Issuance of common stock for services
 at $0.11 per share, November 30, 2000              -           -     146,550      16,413         -                 -             -

Issuance of common stock for services
 at $0.10 per share, November 30 to
 December 11, 2000                                  -           -     358,299      34,992         -                 -             -

Stock offering costs                                -           -           -     (77,800)        -                 -             -

Net loss for the year ended December 31, 2000       -           -           -           -         -                 -    (2,425,165)

Balance, December 31, 2000                    166,700  $      667  37,012,515  $6,686,941  $      -     $           -  $ (7,214,645)
                                              -------  ----------  ----------  ----------  ----------   -------------  ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ------------- ---------  ----------  ---------  -----------     ------------- -------------


Balance, December 31, 2000                     166,700  $      667  37,012,515  $6,686,941 $        -     $         -  $ (7,214,645)

Issuance of common stock for services
 at $0.17 per share, January 11 to
 May 10, 2001                                        -           -     175,000      29,750          -               -             -

Issuance of common stock for services
 at $0.16 per share, January 11 to
 December 4, 2001                                    -           -     800,000     128,000          -               -             -

Issuance of common stock for services
 at $0.15 per share, January 26 to
 July 27, 2001                                       -           -     300,000      45,000          -               -             -

Issuance of common stock for services
 at $0.10 per share, February 28 to
 December 4, 2001                                    -           -     531,637      52,251          -               -             -

Issuance of common stock for services
 at $0.09 per share, March 31 to
 November 30, 2001                                   -           -     543,186      47,914          -               -             -

Preferred stock converted to common shares
 at $0.10 per share, March 31 to June 30, 2001 (15,400)        (62)    154,000      15,462          -               -             -
                                               -------  ----------    --------   ---------

Balance Forward                                151,300  $      605  39,516,338  $7,005,318 $        -     $         -  $ (7,214,645)
                                               -------- ----------- ----------  ---------- ----------     -----------  ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ------------- ---------  ----------  ---------  -----------     ------------- -------------


Balance Forward                             151,300  $      605  39,516,338  $7,005,318 $        -       $        -    $ (7,214,645)

Issuance of common stock for services
 at $0.14 per share, April 5 to
 June 30, 2001                                    -           -     169,110      23,222          -                -               -

Issuance of common stock for cash at $0.10
 per share, April 10 to December 14, 2001         -           -   4,200,000     420,000          -                -               -

Issuance of common stock for purchase of
 mining properties and claims at $0.10 per
 share, June 12, 2001                             -           -     434,747      41,710          -                -               -

Issuance of common stock for services
 at $0.13 per share, July 31, 2001                -           -     111,690      15,000          -                -               -

Fair value of warrants issued as additional
 consideration for promissory note,
 August 28, 2001                                  -           -           -       2,750          -                -               -

Issuance of common stock for conversion of
 debt at $0.10 per share, August 29, 2001         -           -      50,000       5,000          -                -               -

Issuance of common stock for services
 at $0.11 per share, August 31, 2001              -           -     131,962      14,245          -                -               -
                                           --------  ----------  ----------  ---------- ----------       ----------      ----------

Balance Forward                             151,300  $      605  44,613,847  $7,527,245 $        -       $        -    $ (7,214,645)
                                           --------  ----------  ----------  ---------- ----------       ----------      ----------

                             The accompanying notes are an interal part of these financial statements.





                               GOLDEN PHOENIX MINERALS, INC.
                               (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ------------- ---------  ----------  ---------- -----------     ------------  -------------


Balance Forward                               151,300  $     605  44,613,847   $7,527,245 $       -      $       -     $ (7,214,645)

Issuance of common stock for stock
 subscription receivable at $0.09 per share,
 December 28, 2001                                  -          -     500,000       44,500   (44,500)             -                -

Issuance of common stock for services
 at $0.08 per share, December 31, 2001              -          -      71,209        5,811         -              -                -

Stock offering costs                                -          -           -      (23,900)        -              -                -

Net loss for the year ended December 31, 2001       -          -           -            -         -              -       (2,720,019)
                                              -------  ---------   ---------   ---------- ----------     ----------    ------------

Balance, December 31, 2001(Restated)          151,300        605  45,185,056    7,553,656   (44,500)             -       (9,934,664)

Issuance of common stock for services
 at $0.15 per share, January 1 to
 June 4, 2002                                       -          -     553,600       82,614         -              -                -

Cash received on stock subscription receivable,
 January 8 to 25, 2002                              -          -           -            -    44,500              -                -

Issuance of common stock for cash at $0.10
 per share, January 18 to June 14, 2002             -          -   7,495,002      739,500         -              -                -

Issuance of common stock for services
 at $0.19 per share, February 1 to
 October 30, 2002                                   -          -     655,000      121,200         -              -                -
                                              -------  ---------   ---------   ---------  ----------     ----------    ------------

Balance Forward                               151,300  $     605  53,888,658   $8,496,970 $       -      $       -    $  (9,934,664)
                                              -------  ---------   ---------   ---------- ----------     ----------    ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ------------- ---------- ----------- ---------  -----------     ------------- -------------

Balance Forward                             151,300    $      605  53,888,658  $8,496,970 $        -     $          -  $ (9,934,664)

Issuance of common stock for services
 at $0.16 per share, February 4 to
 October 28, 2002                                 -             -   1,414,006     224,871          -                -             -

Issuance of common stock for joint venture
 agreement at $0.09 per share, February 7, 2002   -             -     328,235      27,900          -                -             -

Issuance of common stock for cash at $0.12 per
 share, February 21, 2002                         -             -     160,000      19,170          -                -             -

Issuance of common stock for services
 at $0.17 per share, February 28 to
 March 31, 2002                                   -             -     174,228      28,932          -                -             -

Issuance of common stock for services
 at $0.10 per share, March 1 to
 August 29, 2002                                  -             -     230,198      22,449          -                -             -

Issuance of common stock for services
 at $0.12 per share, March 5 to
 April 19, 2002                                   -             -     407,625      47,974          -                -             -

Issuance of common stock for stock options
 and warrants exercised at $0.15 per share,
 March 11 to September 3, 2002                    -             -     983,833     147,575     (5,625)               -             -
                                            -------    ----------  ----------  ---------- ----------     ------------  ------------

Balance Forward                             151,300    $      605  57,586,783  $9,015,841 $   (5,625)    $          -  $ (9,934,664)
                                         ----------    ----------  ----------  ---------- ----------     ------------  ------------

                             The accompanying notes are an integral part of these financial statements.

                               GOLDEN PHOENIX MINERALS, INC.
                               (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                          Preferred Stock            Common Shares          Stock                         During the
                                         ----------------------  ----------------------  Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount     Receivable        Costs           Stage
                                         ------------- ---------  ----------  ----------- -----------    ------------- -------------

Balance Forward                                151,300 $     605  57,586,783  $ 9,015,841 $   (5,625)     $          - $ (9,934,664)

Issuance of common stock for cash at $0.15
 per share, March 22 to October 18, 2002             -         -   5,126,669      768,500          -                 -            -

Issuance of common stock for services
 at $0.20 per share, April 3 to
 December 23, 2002                                   -         -     117,973       23,325          -                 -            -

Issuance of common stock for stock options
 and warrants exercised at $0.10 per share,
 April 29 to November 26, 2002                       -         -   2,925,063      292,506          -                 -            -

Preferred stock converted to common shares
 at $0.10 per share, May 13 to
 December 18, 2002                            (151,300)     (605)  1,513,000      151,905          -                 -            -

Issuance of common stock for services
 at $0.35 per share, May 31, 2002                    -         -     100,000       35,000          -                 -            -

Issuance of common stock for conversion of
 debt at $0.15 per share, June 3 to 4, 2002          -         -     733,333      110,000          -                 -            -

Issuance of common stock for services
 at $0.13 per share, June 4, 2002                    -         -      50,333        6,550          -                 -            -
                                            ---------- ---------  ----------  ----------- ----------      ------------- -----------

Balance Forward                                      - $       -  68,153,154  $10,403,627 $   (5,625)     $          - $ (9,934,664)
                                            ---------- ---------  ----------  ----------- ----------      ------------ ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares           Stock                       During the
                                         ----------------------  ----------------------   Subscription    Deferred      Development
                                           Shares      Amount      Shares      Amount      Receivable      Costs           Stage
                                         ----------    ---------- ----------- -----------  ----------    ------------- -------------


Balance Forward                                   -    $        -  68,153,154 $10,403,627  $(5,625)      $        -    $ (9,934,664)

Issuance of common stock for services
 at $0.40 per share, June 6 to
 September 6, 2002                                -             -     139,448      55,713        -                -               -

Issuance of common stock for services
 at $0.45 per share, June 7, 2002                 -             -     300,000     135,000        -                -               -

Issuance of common stock for conversion of
 debt at $0.30 per share, June 12, 2002           -             -      86,133      25,840        -                -               -

Issuance of common stock for conversion of
 debt at $0.20 per share, June 20, 2002           -             -      65,930     13,186         -                -               -

Issuance of common stock for cash at $0.20
 per share, June 23, 2002                         -             -     100,002      20,000        -                -               -

Issuance of common stock for services
 at $0.29 per share, June 30 to
 November 22, 2002                                -             -      65,435      19,072        -                -               -

Cash received on stock subscription
 receivable, July 9, 2002                         -             -           -           -    5,625                -               -

Issuance of common stock for deferred
 stock offering costs at $0.19 per share,         -             -   1,587,302           -        -                -               -
 July 12, 2002                             --------    ----------  ---------- -----------  -------       ----------    ------------

Balance Forward                                   -    $        -  70,497,404 $10,972,438  $             $ (300,000)   $ (9,934,664)
                                           --------    ----------  ---------- -----------  -------       ----------    ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares          Stock                        During the
                                         ----------------------  ----------------------   Subscription     Deferred      Development
                                           Shares      Amount      Shares      Amount      Receivable       Costs           Stage
                                         ------------- --------- -----------  ---------- -----------     ------------- -------------


Balance Forward                                   -    $       - 70,497,404   $10,972,438 $        -     $   (300,000) $ (9,934,664)
Issuance of common stock for stock subscription
 receivable at $0.25 per share, July 12, 2002     -            -     50,000        12,500    (12,500)               -             -

Issuance of common stock for cash at $0.30 per
 share, August 29, 2002                           -            -    180,000        53,261          -                -             -

Issuance of common stock for stock subscription
 receivable at $0.28 per share, August 29, 2002   -            -     50,000        14,000    (14,000)               -             -

Issuance of common stock for stock options and
 warrants exercised at $0.26 per share,
 September 3 to 10, 2002                          -            -     50,000        13,000          -                -             -

Issuance of common stock for services
 at $0.18 per share, September 6 to
 October 18, 2002                                 -            -    397,180        71,242          -                -             -

Issuance of common stock for services
 at $0.32 per share, September 20, 2002           -            -    110,582        35,294          -                -             -

Issuance of common stock for services
 at $0.33 per share, September 23, 2002           -            -      5,000         1,650          -                -             -
                                         ----------   ---------- ----------  ------------ ----------     ------------  ------------

Balance Forward                                   -  $        -  71,340,166  $ 11,173,385 $  (26,500)    $   (300,000) $ (9,934,664)
                                         ----------   ---------  ----------   ----------  ----------     ------------  ------------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                                          Deficit
                                                                                                                       Accumulated
                                          Preferred Stock            Common Shares         Stock                         During the
                                         ----------------------  ---------------------- Subscription      Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ------------- ---------  ----------  ---------  -----------     ------------- -------------


Balance Forward                                    -   $       -  71,340,166  $11,173,385 $(26,500)      $(300,000)    $ (9,934,664)

Vehicle received as payment for stock
 subscription receivable, September 20, 2002       -           -           -            -    5,865               -                -

Issuance of common stock for conversion of
 debt at $0.30 per share, October 3, 2002          -           -      44,323       13,297        -               -                -

Issuance of common stock for services
 at $0.22 per share, October 3, 2002              -           -        5,000        1,100        -               -                -

Issuance of common stock for services
 at $0.26 per share, October 3, 2002              -           -      28,651         7,550        -               -                -

Issuance of common stock for services
 at $0.28 per share, October 3 to 30, 2002        -           -      81,679        22,788        -               -                -

Issuance of common stock for joint venture
 agreement at $0.16 per share,
 October 18, 2002                                 -           -   2,753,623       450,000        -               -                -

Issuance of common stock for cash and stock
 subscription receivable at $0.19 per share,
 October 21 to November 6, 2002                   -           -     250,000        48,500  (23,000)              -                -
                                         ----------  ----------  ----------   ----------- --------       ---------      -----------

Balance Forward                                   -  $        -  74,503,442   $11,716,620 $(43,635)      $(300,000)    $ (9,934,664)
                                         ----------  ----------  ----------   ----------- --------       ---------      -----------

                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                                          Deficit
                                                                                           Stock                       Accumulated
                                          Preferred Stock            Common Shares      Subscription                     During the
                                         ----------------------  ----------------------  Receivable       Deferred      Development
                                           Shares      Amount      Shares      Amount    Receivable        Costs           Stage
                                         ------------- ---------  ----------  ---------  -----------     ------------- -------------


Balance Forward                                   -    $      -  74,503,442   $11,716,620 $ (43,635)     $(300,000)    $ (9,934,664)

Issuance of common stock for services
 at $0.25 per share, December 3, 2002             -           -     200,000        49,000         -              -                -

Issuance of common stock for cash and stock
 subscription receivable at $0.18 per share,
 December 4, 2002                                 -           -     100,000        17,722    (6,822)             -                -

Issuance of common stock for stock subscription
 receivable at $0.27 per share,
 December 17, 2002                                -           -   2,000,000       540,000  (540,000)             -                -

Cash received on stock subscription receivable,
 December 20, 2002                                -           -           -             -   100,000              -                -

Issuance of common stock for joint venture
 agreement at $0.15 per share,
 December 23, 2002                                -           -      78,400        11,760         -              -                -

Fair value of options granted for services,
 March 11 to December 4, 2002                     -           -           -        44,168         -              -                -

Stock offering costs                              -           -           -       (38,780)        -              -                -

Net loss for the year ended December 31, 2002     -           -           -             -         -              -     $ (4,065,059)
                                              -----  ----------  ---------- -------------   --------     -----------   ------------
Balance, December 31, 2002                        -  $        -  76,881,842   $12,340,490 $(490,457)     $(300,000)    $(13,999,723)
                                              =====  ==========  ==========   =========== =========      =========     ============

                             The accompanying notes are an integral part of these financial statements.


                                GOLDEN PHOENIX MINERALS, INC.
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                                                                    From
                                                                                  Inception
                                                   For the Years Ended           On June 2,
                                                      DECEMBER 31,              1997 through
                                                ------------------------        December 31,
                                                    2002         2001              2002
                                                -----------  -----------     ---------------
                                                              (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                        $(4,065,059)  $(2,720,019)   $(13,999,723)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                      129,714       121,065         329,265
 Bad debt expense                                    52,203             -          52,203
 Realized gain on available-for-sale securities        (523)            -            (523)
 Loss gain on sale of fixed assets                        -             -          (2,551)
 Gain on extinguishment of debt                           -             -          22,331
 Fixed assets exchanged for goods
  and services                                            -             -          55,982
 Common stock issued for goods
   and services                                     992,969       381,635       2,947,472
 Preferred stock issued for goods
  and services                                            -             -           2,000
 Beneficial conversion feature                            -             -          92,666
 Fair value of options and warrants granted          44,168         2,750          46,918
Changes in operating assets and liabilities:
 (Increase) in restricted cash                       (1,177)            -          (1,177)
 (Increase) in accounts and other
  receivables                                        (6,492)      (56,956)        (83,127)
 (Increase) decrease in prepaid expenses             (6,558)        8,377         (42,435)
 (Increase) in employee advances                          -        (3,526)         (2,371)
 (Increase) in deposits                             (10,000)      393,623         (16,377)
 (Increase) in deferred exploration and
  development costs                                 (15,033)      (12,772)        (98,880)
 Increase in accounts payable                       113,141       180,744         590,385
 Increase in accrued liabilities                  1,219,369     1,177,975       4,057,218
                                                -----------   -----------    ------------

   Net Cash Used by Operating Activities         (1,553,278)     (527,104)     (6,050,724)
                                                -----------   -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                 (54,482)      (65,201)       (719,646)
 Proceeds from fixed asset sales                          -             -          34,965
 Proceeds from sale of investments                    2,223             -           2,223
 Purchase of mining properties and claims                 -             -         (51,700)
 Purchase of joint venture                                -             -        (550,000)
                                                -----------   -----------    ------------

   Net Cash Used by Investing Activities        $   (52,259)   $  (65,201)   $ (1,284,158)
                                                -----------   -----------    ------------


         The accompanying notes are an integral part of these financial statements.


                               GOLDEN PHOENIX MINERALS, INC.
                               (A Development Stage Company)
                            Statements of Cash Flows (Continued)
                                                                                        From
                                                                                      Inception
                                                      For the Years Ended            On June 2,
                                                       DECEMBER 31,                 1997 through
                                                   ----------------------------    December 31,
                                                    2002          2001                  2002
                                                   ----------  ----------------   ----------------
                                                                (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible notes payable            $      -  $          -   $   $485,000
  Principal payments on capital lease obligations     (32,702)       (7,229)       (48,688)
  Proceeds from notes payable - stockholders                -       105,500        728,900
  Payments on notes payable - stockholders                  -       (10,000)       (16,300)
  Payments on notes payable and long-term debt       (456,281)     (384,859)      (958,027)
  Proceeds from notes payable and long-term debt       12,000       220,100        744,756
  Cash receipts on stock subscription receivable      150,125             -        150,125
  Proceeds from exercise of options and warrants      318,585             -        876,290
  Proceeds from the conversion of preferred stock      51,300        15,400        125,000
  Stock offering costs                                (38,780)      (23,900)      (220,480)
  Net proceeds from sale of common stock            1,629,561       639,000      5,496,920
                                                   ----------  ------------   ------------

   Net Cash Provided by Financing Activities        1,633,808       554,012      7,363,496
                                                   ----------  ------------   ------------


NET INCREASE (DECREASE) IN CASH                        28,271       (38,293)        28,614

CASH AT BEGINNING OF YEAR                                 343        38,636              -
                                                   ----------  ------------   ------------

CASH AT END OF YEAR                                  $ 28,614  $       343    $     28,614
                                                   ==========  ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Paid for Interest                             $239,681  $   219,480    $    532,293
  Cash Paid for Income Taxes                         $      -  $         -    $          -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Reduction in debt due to renegotiation of joint
   venture contract                                  $      -  $         -    $    200,000
  Common stock issued for debt payment and related
   interest                                          $651,983  $    10,000    $  1,053,398
  Common stock issued for amounts due to related
   parties                                           $      -  $         -    $    195,000
  Common stock issued for joint venture purchase     $-        $         -    $    100,000
  Common stock issued for mining property
   purchase                                          $      -  $         -    $    600,000
  Property plant and equipment purchased
   through debt assumed                              $      -  $         -    $    382,400
  Common stock issued for services                   $992,969  $   381,635    $  2,947,472
  Common stock issued for deferred costs             $300,000  $         -    $    300,000
  Debt applied for the exercise of stock options and
   warrants                                          $134,496  $         -    $    134,496
  Debt applied to the conversion of preferred stock
   into common stock                                 $100,000  $         - $       100,000
  Conversion of preferred stock into common stock    $    605  $        62 $           900
  Common stock issued for stock subscription
   receivable                                        $601,947  $    44,500 $       646,447
  Asset received and applied to stock subscription
   receivable                                        $  5,865  $         - $         5,865

         The accompanying notes are an integral part of these financial statements.



                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001
                                      30

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         ORGANIZATION
         ------------

         Golden Phoenix Minerals. Inc. (the Company) was incorporated under the laws of the state of Minnesota on June 2, 1997. The Company is engaged in the exploration and development of mineral properties in Nevada and other parts of the western United States. The Company controls its mineral property interests through ownership, leases, and mining claims. The Company is planning exploration and development of selected properties with the intent of conducting precious and base mining and production operations. The Company is continually investigating new mineral properties for potential exploration, development and operation. The Company will also provide joint venture opportunities to other large mining companies to work with the Company in these activities.

         The Company is in the development stage since it has generated little revenue and has not commenced its principal revenue generating operations. With respect to the Extractive Industry, the Company is also considered to be in the development stage with two of the Company's three mineral properties containing proven and probable mineral reserves. The Company has been funded primarily through equity funding, debt offerings, and loans from officers and shareholders. The Company's prospects are subject to the risks, expenses and uncertainties frequently encountered in the mining industry. These risks include the volatility of mineral prices and the ability to explore and develop profitable mining properties.

         PRESENTATION
         ------------

         Certain 2001 balances have been reclassified to conform to the 2002 presentation.

         ACCOUNTING METHOD
         -----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

         CASH AND CASH EQUIVALENTS
         -------------------------

         Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CONCENTRATIONS
         --------------

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC)
         up to $100,000. The Company's account at times, may exceed federally insured limits.

         CONCENTRATION OF OPERATIONS - The Company's operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company's operations.

         During 2002, 94% (36% in 2001) of revenues consisted of gold sales to one party.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         BASIC LOSS PER SHARE
         --------------------

         The  computation  of basic loss per share of common stock is based on
         the  weighted  average  number  of  shares   outstanding  during  the
         period.

         Net loss per share from operations:
                                                       For the Years Ended
                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2002          2001
                                                   ------------  -------------
                                                                  (Restated)

         Numerator - loss                          $ (4,065,059) $  (2,720,019)

         Denominator -
           weighted average shares outstanding       61,842,556     40,497,175
                                                   ------------  -------------

         Basic loss per share                      $      (0.07) $       (0.07)
                                                   ============  =============

         The Company's outstanding common stock options and warrants have been excluded from the basic loss per share calculation as they are anti-dilutive. The Company has excluded 24,034,750 of common stock equivalents at December 31, 2002.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         MARKETABLE SECURITIES
         ---------------------

         The Company follows the provisions of SFAS regarding marketable securities. The Company `s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

         Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classifies as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

         PROVISION FOR TAXES
         -------------------

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                                        2002          2001
                                                    ------------  ------------

         Deferred tax assets:
           NOL Carryover                            $  3,660,100  $  2,521,900

         Deferred tax liabilities:                             -             -
           Depreciation                                  (18,100)      (52,400)

         Valuation allowance                          (3,642,000)   (2,469,500)
                                                    ------------  ------------

         Net deferred tax asset                     $          -  $          -
                                                    ============  ============

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PROVISION FOR TAXES (CONTINUED)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                        2002          2001
                                                    ------------  ------------

         Book loss                                  $ (1,585,370) $ (1,060,800)
         Accrued compensation                             29,660        43,480
         Depreciation                                     21,497       (37,020)
         Other                                             5,200         1,000
         Stock for services/options expense              387,260       148,830
         Valuation allowance                           1,141,753       904,510
                                                    ------------  ------------

                                                    $          -  $          -
                                                    ============  ============

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $8,609,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment are stated at cost. Depreciation, which includes amortization of assets recorded under capital leases, is calculated using the straight line method over estimated useful lives as follows:

               Mining equipment                                5-7 years
               Computer equipment                              3-5 years
               Furniture and equipment                         5-7 years
               Vehicles                                          5 years
               Buildings                                        40 years

         For the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $129,714 and $121,065, respectively.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION AND COST OF SALES
         -------------------------------------

         As previously discussed, the Company has not begun its principal revenue generating business operations of conducting mining extraction and production. Revenue that is realized is as a result of maintenance activities associated with the Mineral Ridge mineral property as discussed in Note 3. Revenue from those activities is recognized at the time of delivery of the precious metals. The Company receives immediate payment. Cost of sales presently includes all costs associated with the maintenance of the Mineral Ridge mineral property consisting principally of personnel costs, utilities, maintenance parts and supplies.

         At the time the Company establishes formal mining extraction and production, a formal and comprehensive revenue recognition policy will be adopted.

         STOCK OPTIONS
         -------------

         As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

         PROPERTY ACQUISITION AND DEFERRED MINERAL PROPERTY DEVELOPMENT COSTS
         --------------------------------------------------------------------

         Property acquisition and deferred mineral property development costs are recorded at cost. On the commencement of commercial production, depletion of each mineral property and associated accumulated costs will be provided on the units of production basis using estimated proven and probable reserves as the depletion basis.

         PROVEN AND PROBABLE ORE RESERVES
         --------------------------------

         On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and
         processing  the  ore.   Management's   calculations   of  proven  and
         probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PROVEN AND PROBABLE ORE RESERVES (CONTINUED)
         --------------------------------------------

         Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production costs and/or metals prices. Reserves may also be revised based on actual production experience once production commences.

         Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomic to exploit. Should that occur, restatements or reductions in reserves and asset write-downs in the applicable accounting periods may be required. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

         PROPERTIES UNDER DEVELOPMENT
         ----------------------------

         Upon determination that a mineral property can be economically developed and proven and probable reserves have been determined, costs incurred are capitalized until the assets are put in service, at which time the capitalized costs are depreciated and depleted in accordance with the policies previously described.

         Financing costs, including interest, are capitalized on the basis of expenditures incurred for the acquisition and development of projects, without restriction to specific borrowings for these projects, while the projects are actively being prepared for proposed production. Capitalization is discontinued when the asset is ready for its intended use.

         EXPLORATION PROPERTIES
         ----------------------

         Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above. If a project is not viable, the accumulated project costs are charged to operations in the period in which that determination is made.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECLAMATION AND REMEDIATION COSTS
         ---------------------------------

         When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2002. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PROPERTY EVALUATIONS
         --------------------

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

         Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
         --------------------------------------

         New  accounting   pronouncements   that  have  a  current  or  future
         potential impact on our financial statements are as follows:

         SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a)
         of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------------

         SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

         SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------------

         SFAS NO. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS
         149  will  have  a  material   effect  on  the  Company's   financial
         statements.

         PREFERRED STOCK
         ---------------

         The Company has authorized 50,000,000 shares of no par value non-voting convertible preferred stock. In 1997, the Company's board of directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997. The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions. At December 31, 2002, the Company had no shares of preferred stock issued and outstanding.

         ADVERTISING EXPENSE
         -------------------

         The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2002 and 2001.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $13,999,723 and a working capital deficit of $4,192,682 at December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 2 -  GOING CONCERN (Continued)

          It is the intent of management to obtain debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital, which will commence once a registration statement filed with the Securities Exchange Commission is declared effective. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses.

          The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with it's current and future exploration, development and mining operation activities. Finally, the Company expects to receive the final permits from the state of Nevada and the Bureau of Land Management for its Mineral Ridge Mine after which the Company plans to post the required reclamation bond which will then allow the Company to begin operation and recovery of gold at that property. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - MINERAL PROPERTIES

         MINERAL RIDGE PROPERTY
         ----------------------

         On November 7, 2000 the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada. The Company purchased the property for $225,000 in cash, assumed debt of approximately $382,400 and incurred $67,444 of additional costs associated with the acquisition.

         The most recent mining operations on the property have used a cyanide heap leaching process to extract the precious metals, principally gold with some silver by-product.

         Existing permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management (BLM) with the obtaining of new permits dependent upon the Company's proposed plan of mining operations. Accordingly, the Mineral Ridge mine has not been in operation since it was acquired with minimum maintenance activities being conducted subsequently. Those maintenance operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of $35,145 in 2000, $309,796 in 2001 and $118,007 in 2002.

         ----------------------------------

         In connection with this acquisition, the Company assumed reclamation cash deposits of $900,000 and $19,874 for future reclamation and has made additional cash deposits of $900,000 for a total of $1,821,000, including $1,750 of accrued interest on the $19,874 deposit. These funds are restricted to be used only for reclamation of the Mineral Ridge mine as specified by the existing permits associated with the mine. These funds have been reflected as restricted cash in the accompanying financial statements and are not expected to be utilized in the current period. A corresponding liability has been included in the accompanying financial statements reflecting this obligation.

         Based on the Company's proposed mine operating plan, the Company has been in the process of obtaining new mine operation permits, including a current reclamation permit. Subsequent to December 31, 2002, the new reclamation permit was granted, subject to BLM approval, specifying an increase in the amount of the dedicated reclamation funds to $2,692,932 (see Note 14). The Company has received verbal approval from the BLM and is awaiting formal written notice.

         The Company has determined, with the assistance of independent and qualified consultants, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable ore reserves of 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery.

         BOREALIS PROPERTY
         -----------------

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

         The Company, along with J. D. Welsh and Associates, Inc. signed a simple joint operating agreement on December 31, 1999 which also increased the Company's interest to 68%. On October 25, 2000 J. D. Welsh assigned it's 32% interest in Borealis to Newmex Nevada, Inc. In October 2000 Golden Phoenix Minerals, Inc. acquired from Newmex Nevada Inc. it's 32% interest in the Borealis project for $60,000 by issuing 3,000,000 shares of Golden Phoenix Minerals Inc. common stock, and 3,000,000 of two year warrants to purchase one additional share at a strike price of $0.13 per share.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 3 - MINERAL PROPERTIES (Continued)

         BOREALIS PROPERTY (CONTINUED)
         -----------------------------

         As part of the agreement Newmex has purchased an additional 3,000,000 common shares and 3,000,000 two year $0.13 warrants for $600,000. The agreement requires that the $600,000 be used for the purchase and operation of the Mineral Ridge Mine. $600,000 was deposited into an escrow account which the Company subsequently received prior to December 31, 2001.

         The Company has determined with the assistance of independent and qualified consultants, that the Borealis Mineral Property has economically feasible probable ore reserves of 860,000 tons averaging 0.126 troy ounces of gold per ton for 81,000 ounces of recoverable gold at a 75 percent recovery.

         Accordingly, the Borealis Mineral Property is considered to be in the development stage. Acquisition costs totaling $1,650,000 and deferred mineral development costs of $98,878 have been capitalized in the accompanying financial statements.

         CONTACT PROPERTY
         ----------------

         During 1998, the Company entered into two separate agreements with International Enexco Ltd. ("Enexco") and F.W. Lewis, Inc. ("Lewis") related to mineral properties located in Elko County, Nevada. The properties are adjacent to each other and are collectively referred to as the Contact Property.

         On January 28, 1998 the Company entered into a joint venture agreement with Enexco. The Company has the option to purchase 60% of the rights to Enexco's interest in the Contact Property for a total of $2,600,000 in Work Requirements and $313,000 in lease payments over a six-year period (see Note 10).

         On July 10, 1998, the Company entered into an Exploration License Agreement (the Agreement) with Lewis granting the Company the exclusive right and license to explore the Contact Property. The agreement requires stock distributions of $2,200,000 of Golden Phoenix, Inc. common stock and minimum work requirements totaling $750,000.

         The Contact Property currently does not have proven probable ore reserves. Accordingly, this property is considered to be in the exploration stage with all related costs and expenditures expensed as incurred.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 4 - MARKETABLE SECURITIES

         At December 31, 2001, the Company had marketable securities having a fair market value of $3,138 which had an unrealized gain of $1,437 recorded as other comprehensive income for the year ended December 31, 2001. During the year ended December 31, 2002, the Company liquidated the marketable securities realizing a gain of $523 with the $1,437 previously recognized unrealized gain offset as other comprehensive loss. Since the cumulative effect of these events has no net impact on the Company's financial statements at December 31, 2002, and the Company has no other marketable securities, no other comprehensive gain or loss account has been reflected as part of stockholders' equity in the accompanying financial statements. The Company follows the provisions of SFAS No. 115 (See Note 1).

NOTE 5 - AMOUNTS DUE TO RELATED PARTIES

         At various times of officers and shareholders of the Company have advances funds to pay operating, general and administration costs. As of December 31, 2002, a total of $282,329 was payable to these related parties. Interest has been imputed at a rate of 8% on amounts outstanding in excess of twelve months. As of December 31, 2002, total accrued interest of $49,362 has been recognized. These advances along with the imputed accrued interest are unsecured and due on demand.

         The Company  incurred  related party interest  expense of $32,351 and
         $28,140   for  the  years   ended   December   31,   2002  and  2001,
         respectively.

NOTE 6 - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31, 2002 :

         Officers accrued salaries and deferred compensation          $445,000
         Accrued payroll and related expenses                          108,050
         Contact Property lease payable (Note 10)                    1,628,000
         Contact Property exploration license payable (Note 10)         43,000
         Contact Property minimum work commitment payable (Note 10)  1,117,000
         Other accrued liabilities                                      63,804
                                                                    ----------

                                                                    $ 3,404,854
                                                                    ===========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 7 - CAPITAL LEASES

         The Company leases certain computer equipment with lease terms through July 2006. Obligations under these capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments.

         Obligations under capital leases at December 31, 2002 consisted of the following:

         Capital lease payable to IKON Capital Resources, dated
         October 15, 1997 payable at $250 per month, including
         interest imputed at 15.2% per annum, maturity November,
         2002, secured by certain computer equipment, personally
         guaranteed by a shareholder.                              $        397

         Capital lease payable to Compaq Financial Services, dated August 1, 2001, payable at $1,596 per month, including taxes and fees and interest imputed at 17.18% per annum, maturity August 1, 2005, secured partially by certain computer equipment 40,504

         Capital lease payable to CIT Financial Services, dated
         August 21, 2001, payable at $1,409 per month, including
         interest imputed at 20.48% per annum, maturity August 5,
         2005, secured partially by certain computer equipment           35,332

         Capital lease payable to Heller Financial Leasing, dated
         July 5, 2001, payable at $1,195 per month, including
         interest imputed at 18.9% per annum, maturity July 5,
         2006, secured by certain computer equipment                     47,000
                                                                   ------------

                     Total                                              123,233

                     Less: Current Portion                              (40,102)
                                                                   ------------

                     Long-term portion                             $     83,131
                                                                   ============

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 7 - CAPITAL LEASES (Continued)

         The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                   Year Ended
                  DECEMBER 31,

                      2003                                        $     57,832
                      2004                                              49,413
                      2005                                              37,724
                      2006                                               8,368
                  2007 and thereafter                                        -
                                                                  ------------

                  Total future minimum lease payments                  153,337

                  Less: Amount representing interest                   (30,104)
                                                                  ------------

                  Present value of future minimum lease payments  $    123,233
                                                                  ============

         The Company recorded depreciation expense $8,039 and $4,549 for the years ended December 31, 2002 and 2001 for equipment under capital leases.

NOTE 8 - LONG TERM DEBT

         Long term debt consisted of the following at December 31, 2002:


         Note payable to GMAC, dated November 17, 2000, payable at
         $672 per month including interest at 3.9% per annum
         through December, 2004, secured by a 2001 GMC Sierra
         truck.                                                    $     17,690

         Note payable to GMAC, dated November 17, 2000, payable at
         $672 per month including interest at 3.9% per annum
         through December, 2004, secured by a 2001 GMC Sierra
         truck.                                                          17,690

         Note payable to GMAC, dated November 17, 2000, payable at
         $599 per month including interest at 3.9% per annum through
         December, 2004, secured by a 2001 GMC Sierra truck.             15,628

         Note payable to GMAC, dated November 17, 2000, payable at
         $598 per month including interest at 3.9% per annum through
         December, 2004, secured by a 2000 GMC Sierra truck.             15,587
                                                                   ------------

         Balance Forward                                           $     66,595
                                                                   ------------

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 8 - LONG TERM DEBT (Continued)

         Balance Forward                                          $      66,595

         Note payable to and individual, dated August 28, 2001,
         payable upon demand, including interest at 15% per annum,
         unsecured.                                                      40,000

         Note payable to an individual, dated November 15, 2002, payable upon demand, including interest at 4.5% per annum, unsecured 4,513

         Note payable to an individual, dated September 30, 2002,
         payable upon demand, including interest at 10% per annum,
         unsecured.                                                       7,000
                                                                   ------------

            Total                                                       118,108

            Less: Current portion of long term debt                    (101,945)
                                                                   ------------

            Total Long-term debt                                   $     16,163
                                                                   ============

         Maturities on long term debt are as follows:

            Year Ended
            DECEMBER 31,
            ------------

              2003                                                 $    101,945
              2004                                                       16,163
              2005                                                            -
              2006                                                            -
2007 and thereafter                                                           -
                                                                   ------------

                Total                                              $    118,108
                                                                   ============

NOTE 9 - CONVERTIBLE NOTES PAYABLE

         At December 31, 2002, the Company had twelve convertible notes payable totaling $455,000. These notes originated in April 2000 and accrue interest at 12% per annum. Principle and interest are due in 2005, five years from the date of issue. The principal and interest on the notes are convertible into common stock of the Company at $0.20 to $0.30 per share. As of December 31, 2002, accrued interest on these convertible notes totaled $166,430.

         The Company recognized a beneficial conversion feature expense of $92,666 during the year ended December 31, 2000 because the notes were convertible immediately. The beneficial conversion feature expense was calculated by subtracting the conversion price from the closing market price on the note date multiplied by the convertible number of shares. If the principal and interest on the notes were converted as of December 31, 2002, the Company would have been required to issue 2,993,200 shares of common stock to the holders of the convertible notes.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         LEASES
         ------

         The Company leased its facilities under a non-cancelable operating lease which expired July 31, 2002. During July 2002, a lease extension was signed for an additional 24 months through July 31, 2004. The monthly rent remains at $2,389 per month. The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2002.

                    Year Ended
                   DECEMBER 31,
                  --------------

                       2003                                       $     28,662
                       2004                                             16,720
                                                                  ------------

                         Total                                    $     45,382
                                                                  ============

         Rental expense for all operating leases was $31,967 and $26,274 for the years ended December 31, 2002 and 2001, respectively.

         EMPLOYMENT AGREEMENTS
         ---------------------

         Effective  May 15,  1998,  the  Company  entered  into an  Employment
         Agreement with Michael Fitzsimonds. Pursuant to the Employment Agreement, Mr. Fitzsimonds serves as President of the Company. The initial term of the Employment Agreement was for one (1) year and automatically renews for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Fitzsimonds' Employment Agreement provides for $95,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $35,000 deferred. In the event the Board of Directors elects to terminate the Employment Agreement without cause, the Company must pay a severance to Mr. Fitzsimonds equal to one (1) year's then-current salary and one (1) year's then-current benefits. The Board of Directors must provide Mr. Fitzsimonds thirty (30) days' notice of its intent to terminate Mr. Fitzsimonds' employment without cause. In lieu of thirty (30) days' notice, the Board of Directors may elect to provide Mr. Fitzsimonds an additional thirty (30) days of salary and benefits. In the event 40% or more of the outstanding shares of the Company are acquired by someone other than the Company or Mr. Fitzsimonds, the Employment Agreement terminates immediately. Upon this type of termination, the Company must pay a severance to Mr. Fitzsimonds equal to two (2) years' then-current salary and two (2) years' then-current benefits. Mr. Fitzsimonds may elect to take a cash payment in lieu of his two (2) years' then-current benefits.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

         EMPLOYMENT AGREEMENTS (CONTINUED)
         ---------------------------------

         Effective May 15, 1998, the Company entered into an Employment Agreement with Steven Craig. Pursuant to the Employment Agreement, Mr. Craig serves as Vice-President of Corporate Development of the Company. The initial term of the Employment Agreement was for one
         (1) year and automatically renews for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Craig's Employment Agreement provides for $85,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $25,000 deferred. In the event the Board of Directors elects to terminate the Employment Agreement without cause, the Company must pay a severance to Mr. Craig equal to one (1) year's then-current salary and one (1) year's then-current benefits. The Board of Directors must provide Mr.
         Craig thirty (30) days' notice of its intent to terminate Mr. Craig's employment without cause. In lieu of thirty (30) days' notice, the Board of Directors may elect to provide Mr. Craig an additional thirty (30) days of salary and benefits. In the event 40% or more of the outstanding shares of the Company are acquired by someone other than the Company or Mr. Craig, the Employment Agreement terminates immediately. Upon this type of termination, the Company must pay a severance to Mr. Craig equal to two (2) years' then-current salary and two (2) years' then-current benefits. Mr. Craig may elect to take a cash payment in lieu of his two (2) years' then-current benefits.

         Effective September 1, 2002, the Company entered into an Employment Agreement with Joe Risley. Pursuant to the Employment Agreement, Mr. Risley serves as Junior Mining Engineer of the Company at the Mineral Ridge Mine. Mr. Risley's Employment Agreement provides for $40,000 in total annual salary, which is to be paid at regular payroll periods. In the event the Company elects to terminate the Employment Agreement without cause, the Company must provide Mr. Risley fifteen (15) days' written notice. If the Company requests, Mr. Risley will continue to perform his duties and be paid his regular salary up to the date of the termination. If Mr. Risley terminates, without cause, his employment upon fifteen (15) days' written notice to the Company, Mr. Risley may be required to perform his duties and will be paid the regular salary to the date of termination but shall not receive a severance allowance.

         MINERAL PROPERTY LEASE - BOREALIS PROPERTY
         ------------------------------------------

         The Company leases mineral property in Mineral County, Nevada, known as the Borealis Property. The lease is cancelable within 90 days. Future lease payments are at a rate of $8,000 per month with adjustments based upon the consumer price index, with no expiration of the lease specified.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

         MINERAL PROPERTY LEASE - F.W. LEWIS CONTACT PROPERTY
         ----------------------------------------------------

         The Company has an interest in mineral property in Elko County, Nevada, known as the Contact Property, as part of a exploration license agreement entered into in July 1998. (See Note 3). Among other things this agreement provides for annual lease payments, semi-annual issuance of the Company's common stock and a commitment to perform minimum annual qualifying work on the property through December 31, 2002. At December 31, 2002, the Company was not current in the payment of these obligations. Accordingly, the Company is in default on the agreement. However, the Company has not received notice of default on the agreement and has verbal indication from F.W. Lewis that he does not intend to exercise the default provisions afforded by the agreement at this time and has agreed to suspend the semi-annual common stock issuance requirement for the time being. During February 2003, the parties signed a first amendment extending the term of the exploration license to December 31, 2007. The Company is to continue making exploration license payments of $2,500 per month, stock distributions of 350,000 shares of the Company's common stock on January 1 and July 1 of each year and yearly minimum work commitment expenditures of $100,000. In addition, the first amendment reaffirms that the Company remains obligated to satisfy the unpaid lease payments, annual work commitment and issuances of common stock stipulated in the original agreement. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by the Company on either the Lewis property or the adjoining International Enexco, Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco Property.

         At December 31, 2002, the Company had a total liability related to this agreement of $2,710,000 on the lease which consists of $1,550,000 of semi-annual common stock distribution payments,
         $1,117,000 of minimum work commitment expenditures and $43,000 in monthly exploration license payments. The minimum work commitment liability includes $1,049,000 of required expenditures for the adjoining International Enexco, Ltd. property and may be applied to Lewis' minimum work commitment. The exploration license is cancelable within thirty days.

         Future minimum lease payments are as follows:

                   Year Ended
                  DECEMBER 31,
                 --------------
                      2003                                        $    130,000
                      2004                                             130,000
                      2005                                             130,000
                      2006                                             130,000
                  2007 and thereafter                                  130,000
                                                                  ------------

                      Total                                       $    650,000
                                                                  ============

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

         MINERAL  PROPERTY  LEASE -  INTERNATIONAL  ENEXCO  LIMITED - CONTACT
         PROPERTY
         --------------------------------------------------------------------

         In January 1998, the Company entered into a seven year joint venture agreement with International Enexco relating to mineral property also located in Elko County, Nevada that is adjacent to the F.W. Lewis property previously discussed. The mineral properties subject to the F.W. Lewis agreement and the International Enexco agreement are collectively referred to as the Contact Property or Contact Project (see Note 3). The joint venture agreement calls for monthly payments of $4,000 and minimum work in qualifying expenses totalling
         $2,600,000 over the term of the agreement in annual escalating installments from $100,000 to $650,000 for exploration, development and/or mining activities. At December 31, 2002, the Company was not current in the payment of these obligations. Accordingly, the Company is in default on this joint venture agreement. However, the Company has not received notice of default and has verbal indication from International Enexco that they do not intend to exercise the default provisions afforded by the agreement at this time. At December 31, 2002, the Company had a total liability of $1,127,000 on the agreement which includes $78,000 in monthly payments and $1,049,000 in minimum work commitment liability. The agreement is cancelable within thirty days. Future payments as of December 31, 2002 were as follows:

                  Years Ended
                  DECEMBER 31,
                 --------------
                    2003                                          $    598,000
                    2004                                               698,000
                                                                  ------------

                   Total                                          $  1,296,000
                                                                  ============

         ROYALTY AGREEMENT - MARY MINING COMPANY, INC.
         ---------------------------------------------

         As part of the purchase of the Mineral Ridge Mine, the Company assumed a net smelter returns royalty agreement with Mary Mining Company, Inc. The agreement calls for a production royalty of the net smelter returns. The royalty percentage rate is based on the price of gold per troy ounce.

         PRICE OF GOLD PER TROY OUNCE                    ROYALTY PERCENTAGE RATE
         ----------------------------                    -----------------------

            Less than or equal to $300 U.S.                         2.5%
            Greater than $300, but less than or equal to $325         3%
            Greater than $325, but less than or equal to $350       3.5%
            Greater than $350, but less than or equal to $375         4%
            Greater than $375, but less than or equal to $400       4.5%
            Greater than $400, but less than or equal to $500         5%
            Greater than $500, but less than or equal to $600       5.5%
            Greater than $600, but less than or equal to $800         6%
            Greater than $800, but less than or equal to $1,000       7%
            Greater than $1,000                                       8%

         The Company is required to pay a minimum advance royalty of $60,000 per year due July of each year, which shall be credited cumulatively against the production royalty payments.

         The minimum advance royalty for 2002/2003 is currently outstanding, of which $30,000 was accrued and an additional $8,500 in penalties and interest as of December 31, 2002.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

         ENVIRONMENTAL OBLIGATIONS
         -------------------------

         As part of the purchase of the Mineral Ridge Mine and related assets, the Company is responsible for future reclamation costs (See
         Note 3). The Company has prepared a reclamation plan for $1.8 million dollars which was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in March of 2001. The estimated future reclamation and remediation cost are accrued and will be charged over the expected operating life of the mine using the unit-of-production method.

         In April 2002, the Company obtained a new letter of credit with Sunwest Bank for $1.8 million which is fully collateralized by cash (See Note 3). This letter of credit is security against the new bond obtained from the Department of the Interior's Bureau of Land Management. The bond relates to the reclamation and remediation costs.

         COMMON STOCK PURCHASE AGREEMENT
         -------------------------------

         On November 12, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences when a registration statement filed with the U.S. Securities and Exchange Commission becomes effective. Once the registration statement is declared effective, Fusion Capital is to purchase $15,000 of the Company's common stock on each trading day during the term of the agreement, subject to the Company's right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However,
         Fusion Capital does not have the right and is not obligated to purchase the Company's stock in the event that the purchase price per share of common stock is below $0.10. The Company intends to use the proceeds from the sale of the common stock to Fusion Capital, if any, for working capital and general corporate purposes. In connection with the common stock purchase agreement, the Company issued 1,587,302 restricted shares of common stock valued at
         $300,000 to Fusion Capital as a commitment fee and 250,000 restricted shares of stock valued at $46,250 as reimbursement for certain expenses incurred by Fusion Capital. Additionally, Fusion Capital paid cash of $37,000 for 200,000 restricted shares of stock in November 2002.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION
         ----------

         As discussed further in Note 14, On March 5, 2003, William F. Matlack filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint alleges, among other things, breach of contract, dealing in bad faith, fraud,
         fraudulent       misrepresentation,       negligence,       negligent
         misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On April 16, 2003, Golden Phoenix served on Mr. Matlack a motion to quash service of process. Golden Phoenix intends to vigorously defend this matter. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

NOTE 11- RELATED PARTY TRANSACTIONS

         During 1998, various employees and shareholders exercised 1,095,642 of options for $118,405. Notes payable to stockholders at December 31, 2002, consisted of unsecured short-term notes at 8% interest in the amount of $282,329.

         The Company sub-leased part of its office space to Whitney & Whitney, Inc. The sublease expired in July, 2000. The Company has a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and may be extended for an additional three years. The consulting agreement calls for Whitney & Whitney to provide metallurgical, geological and plant design services related to the Company's projects along with assistance related to general business and financial matters. The agreement also calls for payments the Company of a minimum of $2,500 per month in restricted shares of common stock. The agreement may be terminated by either party upon 90 days written notice. The amount of services provided by Whitney & Whitney were $239,268 for 2002 and $120,776 for 2001.

         The President of Whitney & Whitney, Inc., Dr. Whitney, is a significant shareholder of the Company. At December 31, 2002, he owned directly or beneficially approximately 6% of the Company's outstanding common stock.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 12 -      OUTSTANDING STOCK OPTIONS

         The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2002, respectively; dividend yield of zero percent for all years; expected volatility of 76.58% thru 237.34%; risk-free interest rates of 1.15 percent thru 4.31 percent; and expected lives of 0.019 thru 3.0 years. As a result of applying SFAS No. 123, the Company incurred an additional expense of $44,168 for services rendered by non-employees, which is included in investor relations and professional fees on the income statement for the year ended December 31, 2002.

         Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $195,301. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:


                                                               DECEMBER 31,
                                                            2002       2001
                                                   --------------  -------------
         Net loss:
           As reported                             $ (4,065,059) $ (2,720,019)
           Pro forma                               $ (4,260,360) $ (2,720,019)

         Basic income (loss) per share:
           As reported                             $      (0.07) $      (0.07)
           Pro forma                               $      (0.07) $      (0.07)

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 12 -      OUTSTANDING STOCK OPTIONS (Continued)

         A summary of the status of the Company's stock option plans as of December 31, 2002 and changes during the year is presented below:

                                                                   Weighted
                                                                    Average
                                                          SHARES  EXERCISE PRICE
                                                    ------------- --------------
         Outstanding, December 31, 2001                4,395,764  $      0.18

            Granted                                    2,469,000         0.20
            Canceled                                           -            -
            Exercised                                   (668,000)        0.16
                                                    ------------  -----------

         Outstanding, December 31, 2002                6,196,764  $      0.19
                                                    ============  ===========

         Exercisable, December 31, 2002                6,196,764  $      0.19
                                                    ============  ===========


                                           OUTSTANDING           EXERCISABLE
                           ------------------------------------- ---------------
                                         Weighted
                                          Average    Weighted                  Weighted
                               Number    Remaining    Average   Number         Average
                            Outstanding  Contractual Exercise  Exercisable    Exercise
         Exercise Prices    at 12/31/02     Life       Price   at 12/31/02      Price
         ---------------    -----------  ----------- --------  -----------  ------------

         $     0.15         2,465,715           (a)  $  0.15   2,465,715   $       0.15
               0.22         3,731,049         1.26      0.22   3,731,049           0.22
         ---------------    -----------   --------   --------  ---------   ------------

         $ 0.15 - 0.22      6,196,764         1.26   $  0.19   6,196,764   $       0.19
                            =========  ===========   ========  =========   =============


         (a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

         During the year ended December 31, 2002, the Company granted 668,000 stock options to various outside consultants for services rendered. These options were issued with exercise prices ranging from $0.15 - $0.26 per share. All of these options vest immediately and were exercised within two months of the grant date.

         On March 30, 2002, the Company granted 1,701,000 stock options to officers and directors of the Company. These options were issued with an exercise price of $0.22 per share. All of these options vest immediately and have a maturity of three years from the grant date.

         On September 14, 2002, the Company granted 100,000 stock options to a director of the Company. These options were issued with an exercise price of $0.22 per share. All of these options vest immediately and expire on June 9, 2003.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 13 -      OUTSTANDING STOCK WARRANTS

         A summary of the status of the Company's stock warrants as of December 31, 2002 and changes during the year is presented below:

                                                                    Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                    ------------- --------------

         Outstanding, December 31, 2001               14,359,747  $      0.10

            Granted                                   14,634,172         0.12
            Canceled / Expired                        (1,250,000)        0.10
            Exercised                                 (3,700,933)        0.11
                                                    ------------  -----------

         Outstanding, December 31, 2002               24,042,986  $      0.11
                                                    ============  ===========

         The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2002:

           EXPIRATION DATE                   PRICE           NUMBER
           --------------------     -----------------     -----------

                    2003                      $0.100        9,950,000
                    2003                       0.150          175,000
                    2004                       0.085          117,647
                    2004                       0.100        7,670,000
                    2004                       0.150        6,130,339
                                                          -----------

                                                           24,042,986
                                                          ===========

NOTE 14 - SUBSEQUENT EVENTS

         STOCKHOLDERS' EQUITY
         --------------------

         Subsequent to December 31, 2002 through May 10, 2003, the Company issued 9,740,805 shares of common stock for stock options and warrants exercised for $996,414, 462,379 shares of common stock for services rendered valued at $99,153, and 253,800 shares of common stock for joint venture agreement valued at $42,600.

         Subsequent to December 31, 2002 through May 10, 2003, the Company granted 925,352 warrants. These warrants were granted as inducement to exercise warrants previously outstanding. For every five warrants exercised, the warrant holder received one warrant exercisable for three years with an exercise price of $0.25 per share. The warrant holders exercised 9,740,805 warrants for cash process of $938,914 and application of $7,000 in debt as a result of this inducement.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 14 - SUBSEQUENT EVENTS (Continued)

         LITIGATION
         ----------

         On March 5, 2003, William F. Matlack filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On April 16, 2003, Golden Phoenix served on Mr. Matlack a motion to quash service of process. Golden Phoenix intends to vigorously defend this matter. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

         AGREEMENT IN PRINCIPLE
         ----------------------

         On May 8, 2003, the Company signed an Agreement in Principle for the assignment of a 50% interest in its Borealis Gold Property to Gryphon Gold Corporation ("Gryphon"), a Nevada Corporation. To earn a 50% interest in the Borealis Gold Property, Gryphon must incur qualified expenditures on the property or make payments to the Company in the aggregate of $5,000,000 during the first forty-eight months from the date of the Agreement. Gryphon also has an option to acquire an additional 20% interest by incurring additional qualified expenditures of $4,000,000 on the property (or paying the amount to the Company) or producing a qualifying feasibility study.

         MINERAL PROPERTY LEASE - F.W. LEWIS CONTACT PROPERTY
         ----------------------------------------------------

         Subsequent to December 31, 2002, the Company entered into two additional amendments to the Exploration License with Option to Purchase Agreement with F.W. Lewis, Inc. that extended the term of the exploration license and clarified certain minimum work commitments of the Company. See Note 10 for additional details.

         NEW RECLAMATION PERMIT
         ----------------------

         Subsequent to December 31, 2002, the Company received a reclamation permit from the State of Nevada. The permit authorizes the company to reclaim the Mineral Ridge mine consistent with the conditions of the permit and the reclamation plans as filed. The permit becomes effective upon receipt or verification that acceptable funds and surety have been posted for the reclamation costs (See Note 3).

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 15 - PRIOR PERIOD ADJUSTMENTS

         Subsequent to the original issuance of the December 31, 2001 financial statements, the Company determined that accrued liabilities, depreciation expense and common stock issued for services were not properly recorded for the years ended December 31, 1997 thru December 31, 2001. The Company also determined that there was an incorrect recording of organization costs, deferred development costs, mining properties and claims and additional paid in capital along with a cancellation of preferred stock not previously recorded. Correction of these errors had the following effect on the previously reported Assets, Liabilities, Stockholders' Equity and Net Loss of the Company as of and for the year ended December 31, 2001 and has an equal overstatement of the retained deficit as of December 31, 2001. These corrections have been reflected in the accompanying statements of operations and other comprehensive loss for the year ended December 31, 2001.


                                      Originally        As
                                       REPORTED       RESTATED         DIFFERENCE
                                    -------------   -----------     ----------------

         Organizational costs, net $         115    $       -     $         (115)(1)
         Options                          25,000            -            (25,000)(2)
         Fixed assets, net               738,771      766,651             27,880 (3)
         Mining properties and claims  1,860,591    1,650,000           (210,591)(4)
         Deferred development costs      462,709       83,845           (354,309)(5)
                                                                        (24,555) (6)
         Accrued liabilities             207,341    2,646,291          (240,000) (7)
                                                                     (2,090,500) (8)
                                                                        (30,000) (9)
                                                                        (78,450) (10)
         Accrued interest                296,207      317,648           (21,441) (11)
         Capital lease obligations       118,228      158,228           (40,000) (12)
         Preferred stock                   1,708          605             1,103  (13)
         Common stock                  7,281,637    7,553,656            78,450  (10)
                                                                         (1,103) (13)
                                                                        (73,700) (14)
                                                                         43,250  (15)
                                                                       (283,500) (16)
                                                                         60,000  (16)
                                                                         (2,750) (17)
                                                                        (92,666) (18)
         Additional paid in capital      123,700            -            50,000  (4)
                                                                         73,700  (14)
         Accumulated deficit          (6,700,367)  (9,934,664)        2,177,040  (19)
                                                                      1,057,257  (20)
         Net loss                     (1,662,762)  (2,720,019)        1,057,257  (20)
         Loss per share            $       (0.04)  $    (0.07)    $       (0.03) (21)

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 15 - PRIOR PERIOD ADJUSTMENTS (Continued)

      (1) To expense organization costs in the period incurred which was prior to December 31, 2000. Results in a net increase of $346 in accumulated deficit and decrease of $231 in net loss for the year ended December 31, 2001.
      (2) To expense a mineral property acquisition option payment that was applied to the purchase price prior to December 31, 2000 with a corresponding increase in accumulated deficit at December 31, 2000.
      (3) To recognize errors in calculation of depreciation expense resulting in a decrease in accumulated deficit of $3,283 and a decrease in net loss of $24,597 for the year ended December 31, 2001.
      (4) To expense capitalized value of the Cirque Alaska project abandoned in 2000 with a corresponding increase in accumulated deficit of $160,591 and a reduction of $50,000 incorrectly charged to additional paid in capital.
      (5) Expense costs incorrectly capitalized associated with the Contact mineral property that is in the exploration stage resulting in an increase in accumulated deficit of $304,304 and an increase in net loss of $50,005 for the year ended December 31, 2001.
      (6) Expense costs associated with the Borealis mineral property not qualifying for capitalization resulting in an increase in accumulated deficit of $11,225 and an increase in net loss of $13,330 for the year ended December 31, 2001.
      (7) Recognized deferred compensation obligation to two officers of the Company not previously recorded resulting in a $180,000 increase in accumulated deficit and a $60,000 increase in net loss for the year ended December 31, 2001.
      (8) Recognize lease, exploration and minimum work commitment obligations to FW Lewis related to the Contact mineral property not previously recorded resulting in a $1,170,500 increase in accumulated deficit and a $920,000 increase in net loss for the year ended December 31, 2001.
      (9) Recognize unrecorded lease obligations to International Enexco related to the Contact mineral property resulting in a $18,000 increase in accumulated deficit and a $12,000 increase in net loss for the year ended December 31, 2001.
      (10)  Recognize  unrecorded  liability for finders fees and account for as stock offering costs and charged as a reduction in common stock.
      (11)  Recognize additional accrued interest on debt obligations calculated incorrectly resulting in an increase in accumulated deficit of $21,441.
      (12) Recognize an error in recording the Heller capital lease obligation resulting in an increase of $40,000 in the net loss for the year ended December 31, 2001.
      (13) Recognize book value of shares of convertible preferred stock converted to common stock prior to December 31, 2000.
      (14) Reclassify amount incorrectly charged to additional paid in capital for no par common stock with a corresponding change to the value of common stock.
      (15) Recognize finders fees and stock offering costs as a reduction of common stock that were incorrectly expensed. Results in a decrease of $43,250 in accumulated deficit.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 15 - PRIOR PERIOD ADJUSTMENTS (Continued)

      (16) To correct valuation of common stock issued for services resulting in an increase of $60,000 in stock offering costs recognized as a reduction in common stock along with an increase in accumulated deficit of $239,500 and a reduction of $16,000 of the net loss for the year ended December 31, 2001.
      (17) Recognize the fair value of warrants issued with a debt instrument with a corresponding increase in net loss for the year ended December 31, 2001.
      (18) Recognize charges related to the beneficial conversion feature of convertible debt issued in 2000 with a corresponding charge to accumulated deficit.
      (19)  Cumulative effect of Items (1) through (18) on accumulated  deficit.
      (20) Cumulative effect of Items (1) through (18) on net loss for the year ended December 31, 2001. (21) Loss per share increased by $0.03 per share.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of Golden Phoenix as of May 13, 2003:

          NAME                    AGE     POSITION
          ----------------------  ------- --------------------------------------
          Michael R. Fitzsimonds  46      President and Director
          Steven D. Craig         55      Vice President, Corporate
                                          Secretary and Director
          Allan J. Marter         55      Director
          David A. Caldwell       43      Director
          Ronald L. Parratt       54      Director


      The officers and directors who have served in their stated capacities since the inception of the Company are Michael Fitzsimonds and David Caldwell. Mr. Craig became secretary and a director in September 1998, Mr. Marter, became a director in February 1998 and Mr. Parratt became a director in July 2002. For directors, the term of office is until the next annual meeting of shareholders and their successors are duly elected and qualified. For officers, unless terminated earlier by the Board of Directors, the term of office is until the next annual meeting of the Board of Directors, presently scheduled to be held immediately following the annual meeting of the shareholders.

      MICHAEL R. FITZSIMONDS. Mr. Fitzsimonds is President, CEO and Chairman of the Board of Directors of Golden Phoenix Minerals, Inc. and has served in his capacity since 1997. Mr. Fitzsimonds is responsible for all administrative and corporate finance activities at Golden Phoenix. Mr. Fitzsimonds also directs the company's Mineral Ridge operations and development work including resource evaluations and permitting requirements. He has more than 24 years of mining industry experience as a geological engineer, including extensive experience evaluating complex gold deposits. From 1987 to 1997, Mr. Fitzsimonds served as Project Services Manager and Senior Geologist for Santa Fe Pacific Gold, Inc., and was responsible for the company's initial resource evaluations and due diligence of all mine operation projects and acquisitions worldwide. Mr. Fitzsimonds has significant experience in key aspects of the minerals industry, ranging from grass roots exploration and project development to mine start-up. Mr. Fitzsimonds earned his B. Sc. in Geological Engineering, Mining and Exploration from the University of Arizona.

      STEVEN D. CRAIG. Mr. Craig is Vice President, Corporate Secretary and a Director and has served in his capacity since 1998. He is an experienced economic geologist specializing in the discovery of ore deposits and building successful exploration teams to facilitate discoveries. Mr. Craig has more than 28 years of diversified exploration experience including, 5 years with Golden Phoenix and the prior 23 years with Kennecott Exploration Company, and its affiliates, as manager of a gold exploration team headquartered in Reno, Nevada. His international experience includes gold exploration in New Guinea, South America and Mexico. Mr. Craig earned his M. S. in Economic Geology from Colorado State University. His responsibilities at Golden Phoenix include directing of the company's exploration program and assisting in administrative functions.

      ALLAN J. MARTER. Mr. Marter is a Director of Golden Phoenix and has served in his capacity since 1998. He is Senior Vice President and Chief Financial Officer of Golden Star Resources Ltd., Denver, Colorado, where he has served for the past three years. Prior to that, Mr. Marter was President of Waiata Resources, Inc. Mr. Marter has more than 23 years experience of financial management in the mining industry including as CFO and a Director of a number of small to mid-sized mining and exploration companies, including in Denver and Vancouver, Canada. Mr. Marter also has significant experience in investment banking.

      DAVID A. CALDWELL. Mr. Caldwell is a Director of Golden Phoenix and has served in his capacity since 1997. Mr. Caldwell has more than 16 years experience as a geologist and geophysicist specializing in the discovery, delineation and economic evaluation in gold exploration, base metal and sulfur. Mr. Caldwell is Senior Geologist for Nevada Pacific Gold Corporation, Elko, Nevada, which he co-founded in 1997. Prior to that, Mr. Caldwell has also served in a senior management role, and has had significant roles in project management and development at Santa Fe Pacific Gold Corporation and the Gold Fields Mining Company.

      RONALD L. PARRATT. Mr. Parratt is a Director of Golden Phoenix and has served in his capacity since 2001. Mr. Parratt has more than 29 years successful experience as a geologist, exploration manager and developer of gold deposits in North America. Mr. Parratt is currently a consultant. For the past five years, Mr. Parratt has served as Exploration Manager for the Homestead Mining Company. Until 1997, Mr. Parratt served as Vice President of Exploration for the Santa Fe Pacific Gold Corporation, where he was responsible for intensive exploration activities in the U.S., Brazil and Central Asia. During this tenure, Mr. Parratt oversaw the exploration and development of 15 million ounces of gold reserves. Mr. Parratt earned his M. S. degree in Economic Geology from Purdue University. Mr. Parratt is currently serving on the Governor's Commission on Mineral Resources.


DIRECTORS

      Our Board of Directors consists of five seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors. Michael R. Fitzsimonds, our President, and Steven D. Craig, our Vice-President and Secretary, are also executive officers of Golden Phoenix.


COMMITTEES

      The Board of Directors has set up three committees as part of the compliance with new reporting regulations that were enacted during 2002 under the Oxley-Sarbanes Act. The following is a list of committees that are presently active and staffed by independent directors of the company.

COMMITTEE                    CHAIRPERSON          MEMBERS
--------------------------   ------------------   ------------------------------
Audit Committee              Allan Marter         Ronald Parratt, David Caldwell
Compensation Committee       Allan Marter         Ronald Parratt, David Caldwell
Governance Committee         Ronald Parratt       Allan Marter, David Caldwell

COMPENSATION OF DIRECTORS


      CASH COMPENSATION. At the present time the Board of Directors is not compensated in cash.

      SHARE-BASED COMPENSATION. The Board of Directors is compensated $500 per meeting that is paid in restricted stock valued at the average price for the month that the meeting occurs. The Board of Directors is also allocated stock options on a yearly basis that have a three-year expiration limit.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

      Based on available information, we believe that all filings with respect to Section 16(a) are now current. Form 5's for Mr. Fitzsimonds, Mr. Craig and Mr. Caldwell were not timely filed. Form 3's and 5's for Mr. Whitney were not timely filed. A total of 11 Form 4's, representing 29 transactions, were not timely filed for Mr. Whitney.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2002 did not exceeded $100,000:


                      ANNUAL COMPENSATION              LONG TERM COMPENSATION
                   -------------------------  -----------------------------------------------------------------
                                                AWARDS              PAYOUTS
                                              -------------  --------------------------------------------------

                                             OTHER                    SECURITIES
NAME AND                                    ANNUAL       RESTRICTED  UNDERLYING
PRINCIPAL                        BONUS    COMPENSATION     STOCK      OPTIONS/       LTIP           ALL OTHER
POSITION       YEAR   SALARY ($) BONUS ($)    ($)         AWARD(S)      SARS (#)    PAYOUTS ($)    COMPENSATION
    (A)        (B)       (C)       (D)        (E)          (F)            (G)          (H)             (I)
-----------   ------  ---------- --------- -----------   ----------  -----------  -------------    ------------

Michael        2002   $60,000(1)           $35,000
Fitzsimonds,   2001   $60,000(2)           $35,000
CEO
               2000   $60,000(3)           $35,000                  1,395,000(3)
               1999   $60,000(4)           $35,000                  1,148,940(5)


      There is no employee that was paid $100,000 per year in cash compensation. An executive compensation contract for the payment of salary was initiated in May of 1998. We have agreed to pay Mr. Fitzsimonds the sum of $60,000 per year in cash compensation and deferred compensation of $35,000.

      (1) Of the $60,000 in 2002 annual compensation, $35,000 was accrued at December 31, 2001 and remains unpaid. (2) Of the $60,000 in 2001 annual compensation, $35,000 was accrued at December 31, 2001 and remains unpaid. (3) Of the $60,000 in 2000 annual compensation, $35,000 was accrued at December 31, 2000 and remains unpaid. (4) In 2000, Mr. Fitzsimonds was granted options 1,145,000 common shares at $0.22. He was also granted 250,000 in new options at $0.22 in 2000. In addition to these options, Mr. Fitzsimonds owns 100,000 shares of convertible preferred stock, which are convertible at ten shares of common stock for each share of preferred, at a price of $0.10 per common share. (5) Of the $60,000 in 1999 annual compensation, $35,000 was accrued at December 31, 1999 and remains unpaid. (6) In addition to the options replaced and granted in note 1 Mr. Fitzsimonds was granted the right to convert his unpaid salary during 1998 and 1999 into options for 1,148,940 common shares at $0.147.

OPTION GRANTS IN LAST FISCAL YEAR


                             NUMBER OF
                            SECURITIES    %OF TOTAL
                            UNDERLYING    GRANTED TO
                              OPTIONS    EMPLOYEES IN  EXERCISE OR   EXPIRATION
NAME                          GRANTED    FISCAL YEAR   BASE PRICE      DATE
--------------------------------------  ------------- ------------- ------------


Michael Fitzsimonds             none         0%               --          --




AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES


      OPTIONS EXERCISED:

                                                SHARES ACQUIRED
NAME                                            ON EXERCISE(#)   VALUE REALIZED
---------------------------------------------   ---------------  ---------------
Michael R. Fitzsimonds                          None             --


      OPTIONS UNEXERCISED:

                                                            VALUE OF UNEXERCISED
                           NUMBER OF SECURITIES UNDERLYING  IN-THE-MONEY OPTIONS
                           UNEXERCISED OPTIONS AT 12/31/01       AT 12/31/01
                          ------------------------------------------------------
NAME                        EXERCISABLE   UNEXERCISED  EXERCISABLE   UNEXERCISED
------------------------- --------------- ------------ ------------ ------------
Michael R. Fitzsimonds        2,543,940      375,000     $476,254       $257,813

STOCK OPTION PLAN

      In April 1998, the Board of Directors approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan, under which employees and directors of the Company are eligible to receive grants of stock options. Golden Phoenix has reserved a total of 1,000,000 shares of common stock under the Stock Option Incentive Plan. The plan is presently administered by Golden Phoenix's Chief Executive Officer. Subject to the provisions of the Stock Option Incentive Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.


EMPLOYMENT AGREEMENTS

      Effective May 15, 1998, Golden Phoenix entered into an Employment Agreement with Michael Fitzsimonds. Pursuant to the Employment Agreement, Mr. Fitzsimonds serves as President of Golden Phoenix. The initial term of the Employment Agreement was for one (1) year and automatically renews for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Fitzsimonds' Employment Agreement provides for $95,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $35,000 deferred. In the event the Board of Directors elects to terminate the Employment Agreement without cause, Golden Phoenix must pay a severance to Mr. Fitzsimonds equal to one (1) year's then-current salary and one
(1) year's then-current benefits. The Board of Directors must provide Mr. Fitzsimonds thirty (30) days' notice of its intent to terminate Mr. Fitzsimonds' employment without cause. In lieu of thirty (30) days' notice, the Board of Directors may elect to provide Mr. Fitzsimonds an additional thirty (30) days of salary and benefits. In the event 40% or more of the outstanding shares of Golden Phoenix are acquired by someone other than Golden Phoenix or Mr. Fitzsimonds, the Employment Agreement terminates immediately. Upon this type of termination, Golden Phoenix must pay a severance to Mr. Fitzsimonds equal to two
(2) years' then-current salary and two (2) years' then-current benefits. Mr. Fitzsimonds may elect to take a cash payment in lieu of his two (2) years' then-current benefits.

      Effective May 15, 1998, Golden Phoenix entered into an Employment Agreement with Steven Craig. Pursuant to the Employment Agreement, Mr. Craig serves as Vice-President of Corporate Development of Golden Phoenix. The initial term of the Employment Agreement was for one (1) year and automatically renews for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Craig's Employment Agreement provides for $85,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $25,000 deferred. In the event the Board of Directors elects to terminate the Employment Agreement without cause, Golden Phoenix must pay a severance to Mr. Craig equal to one (1) year's then-current salary and one (1) year's then-current benefits. The Board of Directors must provide Mr. Craig thirty (30) days' notice of its intent to terminate Mr. Craig's employment without cause. In lieu of thirty (30) days' notice, the Board of Directors may elect to provide Mr. Craig an additional thirty (30) days of salary and benefits. In the event 40% or more of the outstanding shares of Golden Phoenix are acquired by someone other than Golden Phoenix or Mr. Craig, the Employment Agreement terminates immediately. Upon this type of termination, Golden Phoenix must pay a severance to Mr. Craig equal to two (2) years' then-current salary and two (2) years' then-current benefits. Mr. Craig may elect to take a cash payment in lieu of his two (2) years' then-current benefits.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

      The following table presents certain information regarding the beneficial ownership of all shares of common stock at May 13, 2003 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 87,078,856 common shares issued and outstanding at May 13, 2003 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at May 13, 2003 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                  EXERCISABLE
                                   SHARES OWNED     OPTIONS     PERCENTAGE
                                  --------------  ------------  ------------

John W. Whitney                     5,049,009(1)     1,865,280          7.8%
P.O. Box 10725
Reno, Nevada

Frank Diegman                         10,833,333     5,833,333         17.9%
1986 E Football Blvd
Pasadena, Ca 91107

Michael R. Fitzsimonds                 2,074,414  2,818,940(2)          5.4%
3595 Airway Drive
Suite 405
Reno, Nevada

Steven D. Craig                           27,362  2,265,349(3)          2.6%
3595 Airway Drive
Reno, Nevada

David Caldwell(4)                        127,362    240,000(4)             *
3595 Airway Drive
Suite 405
Reno, Nevada

Allan Marter(5)                          127,362    190,000(5)             *
3595 Airway Drive
Suite 405
Reno, Nevada

Ronald L. Parratt                              -     100,000(6)             *
3595 Airway Drive
Suite 405
Reno, Nevada

All directors and officers as a group  2,356,500    5,614,289           8.6%
(5 persons)

---------------
*     Represents less than 1%.

(1) Included in Mr. Whitney's shares are 2,789,244 restricted common shares owned by Whitney & Whitney, Inc. Mr. Whitney is President of Whitney & Whitney, Inc. and a greater than 10% shareholder of its parent company, Itronics Inc. Mr. Whitney's options and warrants are exercisable at $0.10 per share.

(2) Mr. Fitzsimonds has conversion rights on options for 1,670,000 common shares exercisable at $0.22, and options for 1,148,940 common shares exercisable at $0.147.

(3) Mr. Craig holds options for 1,281,049 common shares exercisable at $0.22 per share and options for 984,300 common shares exercisable at $0.147.

(4) Mr. Caldwell holds options for 240,000 common shares exercisable at $0.22 per share.

(5) Mr. Marter holds options for 190,000 common shares exercisable at $0.22 per share.

(6) Mr. Parratt holds options for 100,000 common shares exercisable at $0.22 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTIES

      The Company has an on going consulting agreement with Whitney & Whitney Inc. for metallurgical, geological and plant design consulting for our projects and related business and financial matters. This contract is structured such that the Company can at its election pay a majority of these fees with restricted stock of the Company. John Whitney is President at Whitney & Whitney, Inc. an investor in our Company, an underlying owner of the Borealis project and President of Whitney & Whitney Inc. The Company has paid the following amounts to Whitney& Whitney Inc. over the past two fiscal years and the current year to date.

                                                            VALUE OF
                                                          COMPENSATION
                                   NUMBER OF SHARES      INCLUDING CASH
            YEAR                   OF COMMON STOCK          PAYMENTS
            -------------------- --------------------   -----------------
            2001                      1,208,248              $120,776
            2002                      1,847,002              $239,268
            2003                              0                     0
            Total                     3,055,250              $360,044

      The Company has paid the following amounts to Mr. Whitney for a portion of its lease obligation on the Borealis property.


                                  NUMBER OF SHARES
           YEAR                   OF COMMON STOCK          AMOUNTS PAID
           --------------------- --------------------   -----------------
           2001                       220,547                  $20,290
           2002                       247,498                  $31,731
           2003                        29,400                   $5,880
           Total                      497,445                  $57,901


      Mr. Whitney has purchased either through a placement agreement or the exercise of warrants issued with the private placement the following shares.

                                                           AMOUNTS PAID
                                 NUMBER OF SHARES          ON EXERCISE
           YEAR                   OF COMMON STOCK          OF WARRANTS
           --------------------- --------------------   -----------------
           2001                       550,000                  $55,000
           2002                       800,000                  $80,000
           2003                             0                    $   0
           Total                    1,350,000                 $135,000

      The total related party transactions for Mr. Whitney and Whitney & Whitney Inc. is as follows.

                                                         TOTAL OF ABOVE
                                                         RELATED PARTY
                                 NUMBER OF SHARES       TRANSACTIONS FOR
           YEAR                   OF COMMON STOCK        MR. WHITNEY
           --------------------- --------------------   -----------------
           2001                     1,978,795                 $196,066
           2002                     2,894,500                 $350,999
           2003                        29,400                  $ 5,880
           Total                    4,902,695                 $552,935

      Dr. Frank Diegman has become our largest investor over the past few years through investments in private placements in the company. The following is a summary of the shares that have been purchased through either private placements or exercise of warrants associated with the private placements.

                                 NUMBER OF SHARES
           YEAR                  OF COMMON STOCK         AMOUNTS INVESTED
           --------------------- --------------------   -----------------
           2001                    3,250,000                 $ 275,000
           2002                    4,583,333                 $ 625,000
           2003                    3,000,000                 $ 300,000
           Total                  10,333,333                $1,200,000


      Mr. Fitzsimonds, the Company's Chief Executive Officer and a Director, converted 100,000 preferred shares to 1,000,000 common shares of stock during the fourth quarter of 2002 in exchange for canceling $100,000 worth of debt the company owed him.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

      (A)(3)        EXHIBITS.

EXHIBIT NO.  DESCRIPTION                         LOCATION
-----------  ----------------------------        -------------------------------

3.1          Articles of Incorporation of        Incorporated by reference to
             Golden Phoenix Minerals, Inc.       Exhibit 2.1 to the Company's
                                                 Registration Statement on Form
                                                 10SB12G as filed with the SEC
                                                 on July 30, 1997

3.2          Bylaws of Golden Phoenix Minerals,  Incorporated by reference to
             Inc. Exhibit 2.1 to the Company's Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1         Agreement, dated July 22, 1997, by  Incorporated by reference to
             and between J.D. Welsh &            Exhibit 10.2 to the Company's
             Associates, Inc. and Golden         Registration Statement on Form
             Phoenix Minerals, Inc.              10SB12G/A as filed with the SEC
                                                 on October 22, 1997

10.2         Kennecott Agreement - Option to     Incorporated by reference to
             Purchase with Exploration Rights,   Exhibit 10.3 to the Company's
             dated September 19,1997, by and     Registration Statement on Form
             between Kennecott Exploration       10SB12G/A as filed with the SEC
             Company and Golden Phoenix          on October 22, 1997
             Minerals, Inc.

10.3         Option Agreement, dated September   Incorporated by reference to
             1997, by and between S.F. Lewis     Exhibit 10.1 to the Company's
             Trust and Golden Phoenix Minerals,  Quarterly Report on Form 10-Q
             Inc.                                for the period ended September
                                                 30, 1997 as filed with the SEC
                                                 on November 10, 1997

10.4         Amended Supplemental Agreement,     Incorporated by reference to
             dated November 15, 1997, by and     Exhibit 10.2A to the Company's
             between J. D. Welsh & Associates,   Registration Statement on Form
             Inc. and Golden Phoenix Minerals,   10SB12G/A, as filed with the
             Inc.                                SEC on December 29, 1997

10.5         Mineral Lease Agreement and Option  Incorporated by reference to
             to Purchase, by and between Erik    Exhibit 10.4 to the Company's
             Hansen and Golden Phoenix           Registration Statement on Form
             Minerals, Inc.                      10SB12G/A, as filed with the
                                                 SEC on December 29, 1997

10.6         Mineral Lease Agreement and Option  Incorporated by reference to
             to Purchase, dated December 1,      Exhibit 10.5 to the Company's
             1997, by and between Mack Rife and  Registration Statement on Form
             Golden Phoenix Minerals, Inc.       10SB12G/A, as filed with the
                                                 SEC on December 29, 1997

10.7         Financial Consulting Agreement,     Incorporated by reference to
             dated March, 1998, by and between   Exhibit 4.1 to the Company's
             Market Survey's International,      Registration Statement on Form
             Inc. and Golden Phoenix Minerals,   S-8, as filed with the SEC on
             Inc.                                April 27, 1998

10.8         Financial Consulting Agreement, by  Incorporated by reference to
             and between Steven Heard and        Exhibit 4.1 to the Company's
             Golden Phoenix Minerals, Inc.       Registration Statement on Form
                                                 S-8 as filed with the SEC on
                                                 September 1, 1998

10.9         Financial Consulting Agreement, by  Incorporated by reference to
             and between Jason Bahnman and       Exhibit 4.2 to the Company's
             Golden Phoenix Minerals, Inc.       Registration Statement on Form
                                                 S-8 as filed with the SEC on
                                                 September 1, 1998

EXHIBIT NO.  DESCRIPTION                         LOCATION
-----------  ----------------------------        -------------------------------
10.10        Form of General Executive           Incorporated by reference to
             Compensation Contract               Exhibit 14.1 to the Company's
                                                 Annual Report on Form 10-KSB
                                                 for the year ended December 31
                                                 1998 as filed with the SEC on
                                                 October 27, 1999

10.11        Mineral Ridge Mine Sale Agreement,  Incorporated by reference to
             dated October 9, 2000, by and       Exhibit 2.1 to the Company's
             between Thomas L. Minsic (Trustee   Current Report on Form 8-K for
             for the Chapter 11 bankruptcy       the period ended November 7,
             estate of Mineral Ridge Resources, 2000 as filed with the SEC on Inc.) and Golden Phoenix Minerals, November 22, 2000
             Inc.

21           Subsidiaries of Golden Phoenix      Incorporated by reference to
             Minerals, Inc.                      Exhibit 21 to the Company's
                                                 Annual Report on Form 10-KSB
                                                 for the year ended December 31,
                                                 1998, as filed with the SEC on
                                                 October 27, 1999


      (B)   REPORTS ON FORM 8-K.

      On February 28, 2003, Golden Phoenix filed a Form 8-K with respect to Item 4 - Change in Registrant's Certifying Accountant.

      On March 17, 2003, Golden Phoenix filed an Amendment to Form 8-K with respect to Item 4 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 19, 2003                 GOLDEN PHOENIX MINERALS, INC.

                                   By:   /s/ Michael R. Fitzsimonds
                                       -----------------------------------------
                                         Michael R. Fitzsimonds
                                         President, Chief Financial Officer and
                                         Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE



/s/ Michael R. Fitzsimonds    Director, President and Chief
--------------------------    Financial Officer                   May 19, 2003
Michael R. Fitzsimonds



/s/ Steven D. Craig           Director, Vice President and
--------------------------    Secretary                           May 19, 2003
Steven D. Craig


/s/ Allan J. Marter
--------------------------
Allan J. Marter                Director                            May 19, 2003


/s/ David A. Caldwell
--------------------------
David A. Caldwell              Director                            May 19, 2003


/s/ Ronald L. Parratt
--------------------------
Ronald L. Parratt              Director                            May 19, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual of Gold Phoenix Minerals, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Michael R. Fitzsimonds
--------------------------------------------------------------
Michael R. Fitzsimonds
President, Chief Executive Officer and Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

      I, Michael R. Fitzsimonds, certify that:

      1. I have reviewed this Annual Report on Form 10-KSB of Golden Phoenix Minerals, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                         By:   /S/ MICHAEL R. FITZSIMONDS
                                                 --------------------------
                                                 Michael R. Fitzsimonds
                                                 President

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

      I, Michael R. Fitzsimonds, certify that:

      1. I have reviewed this Annual Report on Form 10-KSB of Golden Phoenix Minerals, Inc.

      2. Based on my Knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                         By:   /S/ MICHAEL R. FITZSIMONDS
                                                 --------------------------
                                                 Michael R. Fitzsimonds
                                                 Chief Financial Officer