Form 10QSB
period 2003-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-05-20
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

As of May 13, 2003, there were 88,858,547 outstanding shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):
Yes     No  X

                       GOLDEN PHOENIX MINERALS, INC.FORM 10-QSB INDEX
                                                                            Page

                                                                          Number
                                                                          ------


PART I - FINANCIAL INFORMATION

  Item 1.  Unaudited Financial Statements
     Balance Sheets as of March 31, 2003 and December 31, 2002.               3

     Statements of Operations and Other Comprehensive Income
     (Loss) for the Three Months Ended March 31, 2003 and 2002,
     and from Inception (June 2, 1997) to March 31, 2003.                     5

     Statements of Stockholders' Equity (Deficit)                             7

     Statements of Cash Flows for the three Months Ended March 31,
     2003 and 2002, and from Inception (June 2, 1997) to March 31,
     2003.                                                                   16

     Notes to Financial Statements.                                          18

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               23

  Item 3.  Controls and Procedures                                           27

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 28

  Item 2.  Changes of Securities and Use of Proceeds                         29

  Item 3.  Defaults Upon Senior Securities                                   29

  Item 4.  Submission of Matters to a Vote of Security Holders               29

  Item 5.  Other Information                                                 29

  Item 6.  Exhibits and Reports on Form 8-K                                  29

Signatures                                                                   32

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                     ASSETS
                                     ------

                                                    March 31,      December 31,
                                                      2003             2002
                                                ----------------   -------------
CURRENT ASSETS


  Cash and cash equivalents                       $    680,235    $     28,614
  Other receivables                                      6,000               -
  Prepaid expenses                                      34,801          42,434
                                                  ------------    ------------

    Total Current Assets                              721,036           71,048
                                                  ------------    ------------

PROPERTY AND EQUIPMENT

  Land                                                  57,600          57,600
  Buildings                                            100,000         100,000
  Vehicles                                             142,521         142,521
  Computer equipment                                    91,975          91,975
  Office furniture and equipment                        16,516          16,516
  Mining equipment                                     605,067         605,067
  Accumulated depreciation                            (347,876)       (316,395)
                                                  ------------    ------------

   Total Property and Equipment, Net                   665,803         697,284
                                                  ------------    ------------

OTHER ASSETS

  Restricted cash - reclamation obligation           1,822,315       1,821,817
  Mineral properties and claims                      1,650,000       1,650,000
  Deferred mineral property development costs           99,695          98,878
  Deposits                                              15,611          15,611
                                                  ------------    ------------

   Total Other Assets                                3,587,621       3,586,306
                                                  ------------    ------------

   TOTAL ASSETS                                   $  4,974,460    $  4,354,638
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      March 31,     December 31,
                                                        2003            2002
                                                   --------------   ------------

CURRENT LIABILITIES

  Accounts payable                                   $    248,124 $    385,138
  Accrued liabilities                                   3,532,050    3,404,854
  Current portion of long-term debt                        86,160      101,945
  Capital lease obligations-current portion                35,133       40,102
  Amounts due to related parties                          334,492      331,691
                                                     ------------ ------------

   Total Current Liabilities                            4,235,959    4,263,730
                                                     ------------ ------------

LONG-TERM LIABILITIES

  Accrued reclamation obligation                        1,819,874    1,819,874
  Convertible notes payable and related accrued interest  639,817      621,430
  Capital lease obligations                                71,378       83,131
  Long-term debt                                           16,181       16,163
                                                     ------------ ------------

   Total Long-Term Liabilities                          2,547,250    2,540,598
                                                     ------------ ------------

   Total Liabilities                                    6,783,209    6,804,328
                                                     ------------ ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value, 50,000,000 shares
   authorized, no shares issued and outstanding                 -            -
  Common stock, no par value, 150,000,000 shares
   authorized, 87,458,826 and 76,881,842 issued and
   outstanding, respectively                           13,493,156   12,340,490
  Stock subscription receivable                          (234,027)    (490,457)
  Deferred costs                                         (300,000)    (300,000)
  Deficit accumulated during the development stage    (14,767,878) (13,999,723)
                                                     ------------ ------------

   Total Stockholders' Equity (Deficit)                (1,808,749)  (2,449,690)
                                                     ------------ ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                        $  4,974,460 $  4,354,638
                                                     ============ ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)


                                                                       From
                                                                     Inception
                                                  For the           On June 2,
                                            Three Months Ended     1997 through
                                                 March 31,           March 31,
                                         ---------------------    --------------
                                             2003         2002         2003
                                         -----------  ----------- --------------
                                                      (Restated)

REVENUES

  Metal sales                            $         -  $     8,471 $    462,948
  Other revenue                                    -            -      130,453
                                         -----------  ----------- ------------

   Total Revenues                                  -        8,471      593,401
                                         -----------  ----------- ------------

COST OF SALES                                 80,172       55,774      675,972
                                         ------------ ----------- ------------

GROSS MARGIN (DEFICIT)                       (80,172)     (47,303)     (82,571)
                                         -----------  ----------- ------------

EXPENSES

  Exploration, mineral property lease,
   minimum work commitment expenses          220,300      519,772    6,897,820
  General and administrative                 215,399      225,745    3,303,028
   Investor relations and professional fees  122,356      10,986     1,974,947
  Salaries and wages                          67,369       57,287    1,361,655
  Depreciation                                31,481       32,181      360,746
                                         -----------  ----------- ------------

   Total Expenses                            656,905      845,971   13,898,196
                                         -----------  ----------- ------------

LOSS FROM OPERATIONS                        (737,077)    (893,274) (13,980,767)
                                         -----------  ----------- ------------

OTHER INCOME (EXPENSE)

  Interest income                             14,489          293       75,724
  Interest expense                           (46,737)     (64,457)    (876,903)
  Gain on sale of stock in affiliate               -            -       10,016
  Gain (loss) on sale of fixed assets              -            -        2,551
  Gain on settlement of debt                       -            -       22,331
  Realized gain on available-for-sale securities   -          523          523
  Loss on impairment of investments                -      (10,742)     (10,742)
  Other income (expense)                       1,170          327      (10,611)
                                         -----------  ----------- ------------

   Total Other Income (Expense)              (31,078)     (74,056)    (787,111)
                                         -----------  ----------- ------------

LOSS BEFORE INCOME TAXES                 $  (768,155) $  (967,330)$(14,767,878)
                                         -----------  ----------- ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)
                                   (Unaudited)


                                                                      From
                                                                    Inception
                                                  For the           On June 2,
                                            Three Months Ended     1997 through
                                                 March 31,           March 31,
                                         ------------------------ --------------
                                             2003         2002         2003
                                         -----------  ----------- --------------
                                                       (Restated)

LOSS BEFORE INCOME TAXES                 $  (768,155) $  (967,330)$(14,767,878)

INCOME TAXES                                       -            -            -
                                         -----------  ----------- ------------

NET LOSS                                    (768,155)    (967,330) (14,767,878)
                                         -----------  ----------- ------------

OTHER COMPREHENSIVE INCOME

  Unrealized loss on available-for-sale
    securities                                     -       (1,437)           -
                                         -----------  ----------- ------------

   Total Other Comprehensive Income                -       (1,437)           -
                                         -----------  ----------- ------------

COMPREHENSIVE LOSS                        $ (768,155) $  (968,767)$(14,767,878)
                                         -----------  ----------- ------------

BASIC LOSS PER SHARE

  Basic loss per share                    $    (0.01) $     (0.02)
                                         ===========  ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    81,051,467   50,539,183
                                         ===========  ===========

   The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                            Statements of Stockholders' Equity (Deficit)
                                                               Deficit
                                                             (Unaudited)

                                                       PREFERRED STOCK                       COMMON SHARES
                                                 ---------------------------------  --------------------------------
                                                     SHARES            AMOUNT            SHARES          AMOUNT
------------------------------------------------ --------------     ------------      ------------     ------------


Balance, December 31, 2001                               151,300      $     605       45,185,056     $     7,553,656

Issuance of common stock for services
 at $0.15 per share, January 1 to
 June 4, 2002                                                  -              -          553,600              82,614

Cash received on stock subscription receivable,
 January 8 to 25, 2002                                         -              -                -                   -

Issuance of common stock for cash at $0.10
 per share, January 18 to June 14, 2002                        -              -        7,495,002             739,500

Issuance of common stock for services
 at $0.19 per share, February 1 to
 October 30, 2002                                              -              -          655,000             121,200

Issuance of common stock for services
 at $0.16 per share, February 4 to
 October 28, 2002                                              -              -        1,414,006             224,871

Issuance of common stock for joint venture
 agreement at $0.09 per share, February 7, 2002                -              -          328,235              27,900

Issuance of common stock for cash at $0.12 per
 share, February 21, 2002                                      -              -          160,000              19,170
                                                  --------------      ---------      -----------         -----------

Balance Forward                                          151,300      $     605       55,790,899     $     8,768,911
                                                  --------------      ---------      -----------         -----------



                             The accompanying notes are an integral part of these financial statements.




                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                            Statements of Stockholders' Equity (Deficit)
                                                               Deficit
                                                             (Unaudited)

                                                                                    ACCUMULATED
                                                           STOCK                     DURING THE
                                                       SUBSCRIPTION     DEFERRED     DEVELOPMENT
                                                        RECEIVABLE        COSTS         STAGE
---------------------------------------------------   --------------    ---------    -----------


Balance, December 31, 2001 (Restated)                   $   (44,500)    $      -   $   (9,934,664)

Issuance of common stock for services
 at $0.15 per share, January 1 to
 June 4, 2002                                                     -            -                 -

Cash received on stock subscription receivable,
 January 8 to 25, 2002                                       44,500            -                 -

Issuance of common stock for cash at $0.10
 per share, January 18 to June 14, 2002                           -            -                 -

Issuance of common stock for services
 at $0.19 per share, February 1 to
 October 30, 2002                                                 -            -                 -

Issuance of common stock for services
 at $0.16 per share, February 4 to
 October 28, 2002                                                 -            -                 -

Issuance of common stock for joint venture
 agreement at $0.09 per share, February 7, 2002                   -            -                 -

Issuance of common stock for cash at $0.12 per
 share, February 21, 2002                                         -            -                 -
                                                        -----------     --------        ----------

Balance Forward                                         $         -     $      -   $    (9,934,664)
                                                        -----------     --------        ----------



                             The accompanying notes are an integral part of these financial statements.


                                                                 7a

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)


                                                        PREFERRED STOCK                       COMMON SHARES
                                                     ---------------------------------  -----------------------------
                                                       SHARES         AMOUNT         SHARES            AMOUNT
--------------------------------------------------   ---------     ------------   ------------      ------------


Balance Forward                                        151,300     $    605         55,790,899       $ 8,768,911
                                                    ----------     --------      -------------       -----------

Issuance of common stock for services
 at $0.17 per share, February 28 to
 March 31, 2002                                              -            -            174,228            28,932

Issuance of common stock for services
 at $0.10 per share, March 1 to
 August 29, 2002                                             -            -            230,198            22,449

Issuance of common stock for services
 at $0.12 per share, March 5 to
 April 19, 2002                                              -            -            407,625            47,974

Issuance of common stock for stock options and
 warrants exercised at $0.15 per share, March 11
 to September 3, 2002                                        -            -            983,833           147,575

Issuance of common stock for cash at $0.15
 per share, March 22-October 18, 2002                        -            -          5,126,669           768,500

Issuance of common stock for services
 at $0.20 per share, April 3 to
 December 23, 2002                                           -            -            117,973            23,325
                                                    ----------     --------      -------------       -----------

Balance Forward                                        151,300     $     605         62,831,425      $ 9,807,666
                                                    ----------     --------      -------------       -----------


                             The accompanying notes are an integral part of these financial statements.

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)

                                                                                      ACCUMULATED
                                                           STOCK                      DURING THE
                                                        SUBSCRIPTION     DEFERRED     DEVELOPMENT
                                                         RECEIVABLE        COSTS         STAGE
--------------------------------------------------     --------------    ---------    -----------


Balance Forward                                        $        -        $       -   $ (9,934,664)
                                                       ----------        ---------   ------------

Issuance of common stock for services
 at $0.17 per share, February 28 to
 March 31, 2002                                                 -                -              -

Issuance of common stock for services
 at $0.10 per share, March 1 to
 August 29, 2002                                                -                -              -

Issuance of common stock for services
 at $0.12 per share, March 5 to
 April 19, 2002                                                 -                -              -

Issuance of common stock for stock options and
 warrants exercised at $0.15 per share, March 11
 to September 3, 2002                                      (5,625)               -              -

Issuance of common stock for cash at $0.15
 per share, March 22-October 18, 2002                           -                -              -

Issuance of common stock for services
 at $0.20 per share, April 3 to
 December 23, 2002                                              -                -              -
                                                       ----------        ---------   ------------

Balance Forward                                        $   (5,625)       $       -   $ (9,934,664)
                                                       ----------        ---------   ------------

                             The accompanying notes are an integral part of these financial statements.

                                                                 8a

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)


                                                                  PREFERRED STOCK                       COMMON SHARES
                                                            ---------------------------------  --------------------------------
                                                                SHARES            AMOUNT            SHARES           AMOUNT
---------------------------------------------------         --------------     ------------      ------------     ------------

Balance Forward                                                    151,300     $       605         62,831,425     $  9,807,666

Issuance of common stock for stock options and
 warrants exercised at $0.10 per share, April 29 to
 November 26, 2002                                                        -                 -        2,925,063          292,506

Preferred stock converted to common shares at
 $0.10 per share, May 13 to December 18, 2002                      (151,300)             (605)       1,513,000          151,905

Issuance of common stock for services
 at $0.35 per share, May 31, 2002                                         -                 -          100,000           35,000

Issuance of common stock for conversion of
 debt at $0.15 per share, June 3 and 4, 2002                              -                 -          733,333          110,000

Issuance of common stock for services
 at $0.13 per share, June 4, 2002                                         -                 -           50,333            6,550

Issuance of common stock for services
 at $0.40 per share, June 6 to
 September 6, 2002                                                        -                 -          139,448           55,713

Issuance of common stock for services
 at $0.45 per share, June 7, 2002                                         -                 -          300,000          135,000

Issuance of common stock for conversion of
 debt at $0.30 per share, June 12, 2002                                   -                 -           86,133           25,840
                                                            ---------------  ----------------  ---------------  ---------------

Balance Forward                                                           -  $              -       68,678,735  $    10,620,180
                                                            ---------------  ----------------  ---------------  ---------------





                             The accompanying notes are an integral part of these financial statements.

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)

                                                                                          ACCUMULATED
                                                                STOCK                     DURING THE
                                                            SUBSCRIPTION     DEFERRED     DEVELOPMENT
                                                             RECEIVABLE        COSTS         STAGE
---------------------------------------------------        --------------    ---------    ------------

Balance Forward                                            $       (5,625)   $       -    $ (9,934,664)

Issuance of common stock for stock options and
 warrants exercised at $0.10 per share, April 29 to
 November 26, 2002                                                     -             -                -

Preferred stock converted to common shares at
 $0.10 per share, May 13 to December 18, 2002                          -             -                -

Issuance of common stock for services
 at $0.35 per share, May 31, 2002                                      -             -                -

Issuance of common stock for conversion of
 debt at $0.15 per share, June 3 and 4, 2002                           -             -                -

Issuance of common stock for services
 at $0.13 per share, June 4, 2002                                      -             -                -

Issuance of common stock for services
 at $0.40 per share, June 6 to
 September 6, 2002                                                     -             -                -

Issuance of common stock for services
 at $0.45 per share, June 7, 2002                                      -             -                -

Issuance of common stock for conversion of
 debt at $0.30 per share, June 12, 2002                                -             -                -
                                                          --------------  ------------  ---------------

Balance Forward                                            $      (5,625)    $       -    $  (9,934,664)
                                                          --------------  ------------  ---------------





                             The accompanying notes are an integral part of these financial statements.

                                                                 9a

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)



                                                                 PREFERRED STOCK                       COMMON SHARES
                                                           ---------------------------------  --------------------------------
                                                               SHARES            AMOUNT            SHARES           AMOUNT
---------------------------------------------------        --------------     ------------      ------------     ------------



Balance Forward                                                       -   $             -       68,678,735      $ 10,620,180

Issuance of common stock for conversion of
 debt at $0.20 per share, June 20, 2002                               -                 -           65,930           13,186

Issuance of common stock for cash at $0.20
 per share, June 23, 2002                                             -                 -          100,002           20,000

Issuance of common stock for services
 at $0.29 per share, June 30 to
 November 22, 2002                                                    -                 -           65,435           19,072

Cash received on stock subscription receivable,
 July 9, 2002                                                         -                 -                -                -

Issuance of common stock for deferred stock
 offering costs at $0.19 per share, July 12, 2002                     -                 -        1,587,302          300,000

Issuance of common stock for stock subscription
 receivable at $0.25 per share, July 12, 2002                         -                 -           50,000           12,500

Issuance of common stock for cash at $0.30 per
 share, August 29, 2002                                               -                 -          180,000           53,261

Issuance of common stock for stock subscription
 receivable at $0.28 per share, August 29, 2002                       -                 -           50,000           14,000
                                                           ------------  ----------------  ---------------  ---------------  -

Balance Forward                                                       -  $              -       70,777,404  $    11,052,199
                                                           ------------  ----------------  ---------------  ---------------  -


                             The accompanying notes are an integral part of these financial statements.

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)






                                                                                                   ACCUMULATED
                                                                      STOCK                        DURING THE
                                                                  SUBSCRIPTION     DEFERRED        DEVELOPMENT
                                                                   RECEIVABLE        COSTS            STAGE
---------------------------------------------------              --------------    ---------       -----------



Balance Forward                                                  $    (5,625)       $       -    $   (9,934,664)

Issuance of common stock for conversion of
 debt at $0.20 per share, June 20, 2002                                   -                -                 -

Issuance of common stock for cash at $0.20
 per share, June 23, 2002                                                 -                -                 -

Issuance of common stock for services
 at $0.29 per share, June 30 to
 November 22, 2002                                                        -                -                 -

Cash received on stock subscription receivable,
 July 9, 2002                                                         5,625                -                 -

Issuance of common stock for deferred stock
 offering costs at $0.19 per share, July 12, 2002                         -         (300,000)                -

Issuance of common stock for stock subscription
 receivable at $0.25 per share, July 12, 2002                       (12,500)               -                 -

Issuance of common stock for cash at $0.30 per
 share, August 29, 2002                                                   -                -                 -

Issuance of common stock for stock subscription
 receivable at $0.28 per share, August 29, 2002                     (14,000)               -                 -
                                                            ---------------  ---------------  ----------------

Balance Forward                                                 $   (26,500)       $(300,000)   $   (9,934,664)
                                                            ---------------  ---------------  ----------------


                             The accompanying notes are an integral part of these financial statements.








                                                                10a

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)



                                                                     PREFERRED STOCK                       COMMON SHARES
                                                               ---------------------------------  --------------------------------
                                                                   SHARES            AMOUNT            SHARES           AMOUNT
---------------------------------------------------            --------------     ------------      ------------     ------------




Balance Forward                                                           -    $            -         70,777,404     $ 11,052,199

Issuance of common stock for stock options and
 warrants exercised at $0.26 per share,
 September 3 to 10, 2002                                                  -                 -           50,000           13,000

Issuance of common stock for services
 at $0.18 per share, September 6 to
 October 18, 2002                                                         -                 -          397,180           71,242

Issuance of common stock for services
 at $0.32 per share,
 September 20, 2002                                                       -                 -          110,582           35,294

Issuance of common stock for services
 at $0.33 per share,
 September 23, 2002                                                       -                 -            5,000            1,650

Vehicle received as payment for stock
 subscription receivable, September 20, 2002                              -                 -                -                -

Issuance of common stock for conversion of
 debt at $0.30 per share, October 3, 2002                                 -                 -           44,323           13,297

Issuance of common stock for services
 at $0.22 per share, October 3, 2002                                      -                 -            5,000            1,100
                                                            ---------------  ----------------  ---------------  ---------------
Balance Forward                                                           -  $              -       71,389,489  $    11,187,782



                             The accompanying notes are an integral part of these financial statements.

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)


                                                                                          ACCUMULATED
                                                               STOCK                       DURING THE
                                                           SUBSCRIPTION     DEFERRED      DEVELOPMENT
                                                            RECEIVABLE        COSTS          STAGE
---------------------------------------------------       --------------    ---------     -----------




Balance Forward                                            $ (26,500)       $(300,000)    $ (9,934,664)

Issuance of common stock for stock options and
 warrants exercised at $0.26 per share,
 September 3 to 10, 2002                                           -                -                -

Issuance of common stock for services
 at $0.18 per share, September 6 to
 October 18, 2002                                                  -                -                -

Issuance of common stock for services
 at $0.32 per share,
 September 20, 2002                                                -                -                -

Issuance of common stock for services
 at $0.33 per share,
 September 23, 2002                                                -                -                -

Vehicle received as payment for stock
 subscription receivable, September 20, 2002                   5,865                -                -

Issuance of common stock for conversion of
 debt at $0.30 per share, October 3, 2002                          -                -                -

Issuance of common stock for services
 at $0.22 per share, October 3, 2002                               -                -                -
                                                       -------------  ---------------  ----------------

Balance Forward                                            $  (20,635)      $ (300,000)   $ (9,934,664)



                             The accompanying notes are an integral part of these financial statements.




                                                                11a

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)

                                                            PREFERRED STOCK                       COMMON SHARES
                                                      ---------------------------------  --------------------------------
                                                          SHARES            AMOUNT            SHARES           AMOUNT
---------------------------------------------------   --------------     ------------      ------------     ------------




Balance Forward                                                  -       $          -         71,389,489    $  11,187,782

Issuance of common stock for services
 at $0.26 per share, October 3, 2002                             -                  -             28,651            7,550

Issuance of common stock for services
 at $0.28 per share, October 3 to
 30, 2002                                                        -                  -             81,679           22,788

Issuance of common stock for joint venture
 agreement at $0.16 per share,
 October 18, 2002                                                -                  -          2,753,623          450,000

Issuance of common stock for cash and stock
 subscription receivable at $0.19 per share,
 October 21 to November 6, 2002                                  -                  -            250,000           48,500

Issuance of common stock for services
 at $0.25 per share, December 3, 2002                            -                  -            200,000           49,000

Issuance of common stock for cash and stock
 subscription receivable at $0.18 per share,
 December 4, 2002                                                -                  -            100,000           17,722

Issuance of common stock for stock subscription
 receivable at $0.27 per share,
 December 17, 2002                                               -                  -          2,000,000          540,000
                                                      ------------       ------------  ----------------- -- -------------

Balance Forward                                                  -       $          -         76,803,442    $  12,323,342



                             The accompanying notes are an integral part of these financial statements.


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)
                                                                                      ACCUMULATED
                                                           STOCK                       DURING THE
                                                       SUBSCRIPTION     DEFERRED      DEVELOPMENT
                                                        RECEIVABLE        COSTS          STAGE
---------------------------------------------------   --------------    ---------     -----------




Balance Forward                                         $   (20,635)     $ (300,000)     $ (9,934,664)

Issuance of common stock for services
 at $0.26 per share, October 3, 2002                              -               -                 -

Issuance of common stock for services
 at $0.28 per share, October 3 to
 30, 2002                                                         -               -                 -

Issuance of common stock for joint venture
 agreement at $0.16 per share,
 October 18, 2002                                                 -               -                 -

Issuance of common stock for cash and stock
 subscription receivable at $0.19 per share,
 October 21 to November 6, 2002                             (23,000)              -                 -

Issuance of common stock for services
 at $0.25 per share, December 3, 2002                             -               -                 -

Issuance of common stock for cash and stock
 subscription receivable at $0.18 per share,
 December 4, 2002                                            (6,822)              -                 -

Issuance of common stock for stock subscription
 receivable at $0.27 per share,
 December 17, 2002                                         (540,000)              -                 -
                                                     --------------  --------------  -----------------

Balance Forward                                         $   (590,457)    $ (300,000)     $ (9,934,664)



                             The accompanying notes are an integral part of these financial statements.



                                                                 12a



                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)

                                                                     PREFERRED STOCK                       COMMON SHARES
                                                               ---------------------------------  --------------------------------
                                                                      SHARES         AMOUNT            SHARES           AMOUNT
---------------------------------------------------               --------------  ------------      ------------     ------------


Balance Forward                                                           -   $             -       76,803,442  $     12,323,342

Cash received on stock subscription receivable,
 December 20, 2002                                                        -                 -                -                -

Issuance of common stock for joint venture
 agreement at $0.15 per share,
 December 23, 2002                                                        -                 -           78,400           11,760

Fair value of options granted for services,
 March 11 to December 4, 2002                                             -                 -                -           44,168

Stock offering costs                                                      -                 -                -          (38,780)

Net loss for the year ended December 31, 2002                             -                 -                -                -
                                                            ---------------   ---------------  ---------------  ---------------

Balance, December 31, 2002                                                -                 -       76,881,842       12,340,490

Issuance of common stock for joint venture
 agreement at $0.15 per share, January 2,2003                             -                 -          163,200           24,480

Cash received on stock subscription receivable,
 January 6 to 9, 2003.                                                    -                 -                -                -

Issuance of common stock for services at $0.22
 per share, January 7, 2003                                               -                 -           51,308           11,083
                                                            ---------------   ---------------  ---------------  ---------------

Balance Forward                                                           -   $             -       77,096,350  $    12,376,053
                                                            ---------------   ---------------  ---------------  ---------------



                             The accompanying notes are an integral part of these financial statements.




                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)

                                                                                            ACCUMULATED
                                                              STOCK                          DURING THE
                                                          SUBSCRIPTION        DEFERRED      DEVELOPMENT
                                                           RECEIVABLE           COSTS          STAGE
---------------------------------------------------      --------------       ---------     -----------


Balance Forward                                          $  (590,457)      $   (300,000)   $   (9,934,664)

Cash received on stock subscription receivable,
 December 20, 2002                                            100,000                -                 -

Issuance of common stock for joint venture
 agreement at $0.15 per share,
 December 23, 2002                                                  -                -                 -

Fair value of options granted for services,
 March 11 to December 4, 2002                                       -                -                 -

Stock offering costs                                                -                -                 -

Net loss for the year ended December 31, 2002                       -                -        (4,065,059)
                                                         ------------  ---------------  ----------------

Balance, December 31, 2002                                   (490,457)        (300,000)      (13,999,723)

Issuance of common stock for joint venture
 agreement at $0.15 per share, January 2,2003                       -                -                 -

Cash received on stock subscription receivable,
 January 6 to 9, 2003.                                        316,430                -                 -

Issuance of common stock for services at $0.22
 per share, January 7, 2003                                         -                -                 -
                                                         ------------  ---------------  ----------------

Balance Forward                                          $ (174,027)      $ (300,000)     $  (13,999,723)
                                                         ------------  ---------------  ----------------



                             The accompanying notes are an integral part of these financial statements.

                                                                 13a


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)


                                                           PREFERRED STOCK                       COMMON SHARES
                                                     ---------------------------------  --------------------------------
                                                         SHARES            AMOUNT            SHARES           AMOUNT
---------------------------------------------------  --------------     ------------      ------------     ------------



Balance Forward                                                   -     $          -       77,096,350      $12,376,053

Issuance of common stock for services at $0.23
 per share, January 7, 2003                                       -                -          100,000           23,000

Issuance of common stock for services at $0.20
 per share, January 7 to March 11, 2003                           -                -           55,404           11,162

Issuance of common stock for warrants exercised
 at $0.10 per share, January 13 to
 March 24, 2003                                                   -                -        9,414,137          941,414

Issuance of common stock for services at $0.31
 per share, January 20, 2003                                      -                -          100,000           31,000

Issuance of common stock for warrants exercised
 at $0.15 per share, February 10 to
 March 3, 2003                                                    -                -          446,668           64,500

Issuance of common stock for joint venture
 agreement at $0.20 per share,
 February 13, 2003                                                -                -           90,600           18,120

Issuance of common stock for services at $0.17
 per share, March 6, 2003                                         -                -           23,534            4,095
                                                     --------------  ----------------  ---------------  ---------------
Balance Forward                                                   -  $             -       87,326,693      $13,469,344

                                                     --------------  ----------------  ---------------  ---------------

                             The accompanying notes are an integral part of these financial statements.



                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)
                                                                                   ACCUMULATED
                                                          STOCK                     DURING THE
                                                      SUBSCRIPTION     DEFERRED     DEVELOPMENT
                                                       RECEIVABLE        COSTS         STAGE
---------------------------------------------------  --------------    ---------    -----------



Balance Forward                                      $  (174,027)      $ (300,000)  $ (13,999,723)

Issuance of common stock for services at $0.23
 per share, January 7, 2003                                    -                -               -

Issuance of common stock for services at $0.20
 per share, January 7 to March 11, 2003                        -                -               -

Issuance of common stock for warrants exercised
 at $0.10 per share, January 13 to
 March 24, 2003                                          (60,000)               -               -

Issuance of common stock for services at $0.31
 per share, January 20, 2003                                   -                -               -

Issuance of common stock for warrants exercised
 at $0.15 per share, February 10 to
 March 3, 2003                                                 -                -               -

Issuance of common stock for joint venture
 agreement at $0.20 per share,
 February 13, 2003                                             -                -               -

Issuance of common stock for services at $0.17
 per share, March 6, 2003                                      -                -               -
                                                   --------------  ---------------  --------------
Balance Forward                                      $  (234,027)      $ (300,000)  $ (13,999,723)

                                                   --------------  ---------------  --------------

                             The accompanying notes are an integral part of these financial statements.

                                                                 14a

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)



                                                                     PREFERRED STOCK                       COMMON SHARES
                                                             ---------------------------------  --------------------------------
                                                                 SHARES            AMOUNT            SHARES           AMOUNT
---------------------------------------------------          --------------     ------------      ------------     ------------



Balance Forward                                                           -     $           -       87,326,693     $ 13,469,344

Issuance of common stock for services at
 $0.18 per share, March 6 to 12, 2003                                     -                 -          132,133           23,812

Net loss for the three months ended
 March 31, 2003                                                           -                 -                -                -
                                                            ---------------    --------------     ------------     ------------

Balance, March 31, 2003                                                   -     $           -       87,458,826     $ 13,493,156






                             The accompanying notes are an integral part of these financial statements.

                                                                 15

                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                             (Unaudited)

                                                                                           ACCUMULATED
                                                            STOCK                          DURING THE
                                                         SUBSCRIPTION     DEFERRED         DEVELOPMENT
                                                          RECEIVABLE        COSTS             STAGE
---------------------------------------------------     --------------    ---------        -----------



Balance Forward                                        $  (234,027)       $ (300,000)  $    (13,999,723)

Issuance of common stock for services at
 $0.18 per share, March 6 to 12, 2003                              -                -                 -

Net loss for the three months ended
 March 31, 2003 (Unaudited)                                        -                -          (768,155)
                                                       -------------     ------------  ----------------

Balance, March 31, 2003 (Unaudited)                    $  (234,027)      $   (300,000) $    (14,767,878)






                             The accompanying notes are an integral part of these financial statements.

                                                                 15A


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                                      Statements of Cash Flows
                                                             (Unaudited)
                                                                                          From
                                                                                        Inception
                                                                                       On June 2,
                                                            For the Years Ended       1997 through
                                                                 March 31,              March 31,
                                                    -------------------------------
                                                           2003            2002           2003
                                                    ----------------  -------------  ---------------
                                                                        (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                            $  (768,155)      $ (967,330)    $   (14,767,878)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                          31,481           32,181             360,746
  Bad debt expense                                            -           51,576              52,203
  Realized gain on available-for-sale securities              -             (523)               (523)
  Loss gain on sale of fixed assets                           -                -              (2,551)
  Gain on extinguishment of debt                              -                -              22,331
  Fixed assets exchanged for services                         -                -              55,982
  Common stock issued for services                      104,152           86,986           3,051,624
  Preferred stock issued for services                         -                -               2,000
  Beneficial conversion feature                               -                -              92,666
  Fair value of options and warrants granted                  -                -              46,918
Changes in operating assets and liabilities:
  (Increase) in restricted cash                            (498)               -              (1,675)
  (Increase) in accounts and other
   receivables                                           (6,000)           5,323             (89,127)
  (Increase) decrease in prepaid expenses                 7,633           15,115             (34,802)
  (Increase) in employee advances                             -           (5,443)             (2,371)
  (Increase) in deposits                                      -          (11,177)            (16,377)
  (Increase) in deferred exploration and
   development costs                                       (817)             (38)            (99,697)
  Increase in accounts payable                          (94,414)         (25,553)            495,971
  Increase in accrued liabilities                       148,384          326,405           4,205,602
                                                    -----------  ---------------     ---------------

    Net Cash Used by Operating Activities              (578,234)        (492,478)         (6,628,958)
                                                    -----------  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                          -                -            (719,646)
  Proceeds from fixed asset sales                             -                -              34,965
  Proceeds from sale of investments                           -            2,223               2,223
  Purchase of mining properties and claims                    -                -             (51,700)
  Purchase of joint venture                                   -                -            (550,000)
                                                    -----------  ---------------     ---------------

    Net Cash Used by Investing Activities           $         -       $    2,223     $    (1,284,158)
                                                    -----------  ---------------   - ---------------




                             The accompanying notes are an integral part of these financial statements.

                                                                 16


                                                    GOLDEN PHOENIX MINERALS, INC.
                                                    (A Development Stage Company)
                                                Statements of Cash Flows (Continued)
                                                             (Unaudited)
                                                                                                        FROM
                                                                                                      INCEPTION
                                                                    FOR THE YEARS ENDED              ON JUNE 2,
                                                                        MARCH 31,                   1997 THROUGH
                                                            -----------------------------------       MARCH 31,
                                                                 2003                2002               2003
                                                            ---------------  ------------------  -----------------
                                                                                  (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES


   Proceeds from convertible notes payable                  $             -  $                -  $         485,000
   Principal payments on capital lease obligations                  (16,722)            (10,121)           (65,410)
   Proceeds from notes payable - stockholders                             -                   -            728,900
   Payments on notes payable - stockholders                               -              (5,500)           (16,300)
   Payments on notes payable and long-term debt                      (8,767)             (9,061)          (966,794)
   Proceeds from notes payable and long-term debt                         -               2,807            744,756
   Cash receipts on stock subscription receivable                   316,430              44,500            466,555
   Proceeds from exercise of options and warrants                   938,914               7,050          1,815,204
   Stock offering costs                                                   -             (29,730)          (220,480)
   Proceeds from conversion of preferred stock                            -                   -            125,000
   Net proceeds from sale of common stock                                 -             700,170          5,496,920
                                                            ---------------  ------------------  -----------------

     Net Cash Provided by Financing Activities                    1,229,855             700,115          8,593,351
                                                            ---------------  ------------------  -----------------

NET INCREASE IN CASH                                                651,621             209,860            680,235

CASH AT BEGINNING OF PERIOD                                          28,614                 343                  -
                                                            ---------------  ------------------  -----------------

CASH AT END OF PERIOD                                       $       680,235  $          210,203  $         680,235
                                                            ===============  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Paid for Interest                                   $        26,548  $           27,122  $         292,612
   Cash Paid for Income Taxes                               $             -  $                -  $              -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Reduction in debt due to renegotiation of joint
    venture contract                                        $             -  $                -  $         200,000
   Common stock issued for debt payment and related
    interest                                                $        42,600  $                -  $       1,095,998
   Common stock issued for amounts due to related
    parties                                                 $             -  $                -  $         195,000
   Common stock issued for joint venture purchase           $             -  $                -  $         100,000
   Common stock issued for mining property
    purchase                                                $             -  $                -  $         600,000
   Property plant and equipment purchased
    through debt assumed                                    $             -  $                -  $         382,400
   Common stock issued for services                         $       104,152  $           86,986  $       3,051,623
   Common stock issued for deferred costs                   $             -  $                -  $         300,000
   Debt applied for the exercise of stock options and
    warrants                                                $         7,000  $                -  $         141,496
   Conversion of preferred stock into common stock          $             -  $                -  $             900
   Common stock issued for stock subscription
    receivable                                              $             -  $                -  $         706,447
   Asset received and applied to stock subscription
    receivable                                              $             -  $                -  $           5,865
   Debt applied to the conversion of preferred stock
    into common stock                                       $             -  $                -  $         100,000


                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

         Effective January 1, 2003, the Company adopted SFAS 143, Accounting For Asset Retirement Obligations which establishes a uniform methodology for accounting for estimated reclamation and abandonment cost. In conjunction with the Company's assessment and evaluation of reclamation requirements associated with its mineral properties, in particular the Mineral Ridge property, the Company believes that the liability presently accounted for is adequate to satisfy anticipated reclamation and abandonment obligations.

         The statement of operations for the three months ended March 31, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 15 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased net loss for the three months ended March 31, 2002 from $643,394 to $967,330 for an increase of $323,936 with an increase in the loss per share from $0.01 to $0.02.

NOTE 2 - GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $14,767,878 and a working capital deficit of $3,514,923 at March 31, 2003, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         It is the intent of management to obtain debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital, which will commence once a registration statement filed with the Securities and Exchange Commission is declared effective. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The Company intends to continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with it's current and future exploration, development and mining operation activities. Finally, the Company expects to receive the final permits from the state of Nevada and the Bureau of Land Management for its Mineral Ridge Mine after which the Company plans to post the required reclamation bond which will then allow the Company to begin operation and recovery of gold at that property. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS

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

         MINERAL PROPERTY LEASE - F.W. LEWIS CONTACT PROPERTY
         ----------------------------------------------------

         During February 2003, the Company entered into a first amendment agreement with F.W. Lewis, Inc. (Lewis) extending the term of the existing exploration license to December 31, 2007. The Company is to continue making exploration license payments of $2,500 per month, stock distributions of 350,000 shares of the Company's common stock on January 1 and July 1 of each year and yearly minimum work commitment of $100,000. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by the Company on either the Lewis property or the adjoining International Enexco, Ltd. (Enexco) property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco property.

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

         NEW RECLAMATION PERMIT
         ----------------------

         In May 2003, the Company received a reclamation permit from the State of Nevada. The permit authorizes the Company to reclaim the Mineral Ridge mine consistent with the conditions of the permit and the reclamation plans as filed. The permit becomes effective upon receipt or verification that acceptable funds and surety have been posted for the reclamation costs.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)


NOTE 4 - OUTSTANDING STOCK OPTIONS

         The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2002, respectively; dividend yield of zero percent for all years; expected volatility of 76.58%; risk-free interest rate of 4.31 percent; and expected life of 3.0 years.

         Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $164,064 for the three months ended March 31, 2002. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                             MARCH 31,
                                                   -----------------------------
                                                        2003           2002
                                                   --------------  -------------
                                                     (Unaudited)    (Unaudited)
         Net loss:
           As reported                             $   (768,155)   $   (967,330)
           Pro forma                               $   (768,155)   $ (1,131,394)

         Basic income (loss) per share:
           As reported                             $      (0.01)   $      (0.02)
           Pro forma                               $      (0.01)   $      (0.02)

         A summary of the status of the Company's stock option plans as of March 31, 2003 and changes during the year is presented below:
                                                                     WEIGHTED
                                                                      AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                    ------------  --------------

         Outstanding, December 31, 2002                6,196,764     $      0.19

            Granted                                            -               -
            Canceled                                           -               -
            Exercised                                          -               -
                                                    ------------     -----------

         Outstanding, March 31, 2003 (unaudited)       6,196,764     $      0.19
                                                    ============     ===========

         Exercisable, March 31, 2003 (unaudited)       6,196,764     $      0.19
                                                    ============     ===========


                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)


NOTE 4 - OUTSTANDING STOCK OPTIONS (Continued)

                                                   Outstanding      Exercisable
                                        ------------------------  --------------
                                                     Weighted
                                                     Average      Weighted              Weighted
                                        Number      Remaining      Average    Number     Average
                                      Outstanding   Contractual   Exercise  Exercisable  Exercise
        Exercise Prices                at 3/31/03      Life        Price    at 3/31/03    Price
        ---------------                ----------   -----------   --------  ----------  ---------

           $   0.15                  2,465,715              (a)    $ 0.15   2,465,715   $  0.15
               0.22                  3,731,049            1.26       0.22   3,731,049      0.22
                                     ---------      -----------     -----     --------  --------
           $0.15 - 0.22              6,196,764            1.26     $ 0.19   6,196,764   $  0.19
                                     =========      ===========    ======   =========   =======

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002
                                  (Unaudited)


NOTE 5 - OUTSTANDING STOCK WARRANTS

         A summary of the status of the Company's stock warrants as of March 31, 2003 and changes during the year is presented below:

                                                                    Weighted
                                                                    Average
                                                       Shares     Exercise Price
                                                   -----------   ---------------

         Outstanding, December 31, 2002                24,042,986  $      0.11
            Correction to beginning balance             1,840,870         0.10
            Granted                                       897,352         0.25
            Canceled / Expired                           (150,000)           -
            Exercised                                  (9,860,805)        0.10
                                                    -------------   ----------

         Outstanding, March 31, 2003 (unaudited)    $  16,770,403  $      0.12
                                                    =============   ==========

         The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2003:

           Expiration Date                   Price           Number
        ----------------------             ---------      -----------

                    2003                      $0.100        3,592,963
                    2003                       0.150          175,000
                    2004                       0.085          117,647
                    2004                       0.100        4,732,900
                    2004                       0.150        5,683,671
                    2006                       0.250          776,752
                                                         ------------

                                             (unaudited)   15,078,933
                                                         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING, AMONG OTHER THINGS, (A) OUR ESTIMATES OF MINERAL RESERVES AND MINERALIZED MATERIAL, (B) OUR PROJECTED SALES AND PROFITABILITY, (C) OUR GROWTH STRATEGIES, (D) ANTICIPATED TRENDS IN OUR INDUSTRY, (E) OUR FUTURE FINANCING PLANS, (F) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL, (G) OUR LACK OF OPERATIONAL EXPERIENCE, AND (H) THE BENEFITS RELATED TO OWNERSHIP OF OUR COMMON STOCK. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE OUR FUTURE PLANS, STRATEGIES, AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND," OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THE FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE FOUND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AS WELL AS IN THIS FILING GENERALLY AND OTHER FILINGS, INCLUDING FORM 10-KSB. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR AS PROJECTED.


OVERVIEW

      Golden Phoenix Minerals, Inc. is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition and development emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the Mineral Ridge gold mine. The other two key properties are the Contact copper-silver project and the Borealis gold-silver project.

      On November 8, 2000, the Company purchased the Mineral Ridge gold mine out of bankruptcy for $225,000 cash and the assumption of certain liabilities associated with the power company serving the property. The Company has been working to obtain a new amended operating permit and reclamation plan, and to obtain the operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production from the leach pad through the addition of new cyanide to the regular leach fluids to increase gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, which would be processed through a new gravity and cyanide vat leach gold recovery plant, and 3) recovery of salable byproduct industrial minerals derived from the gold-bearing alaskite and quartz rocks.

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


RECENT DEVELOPMENTS
-------------------

MINERAL RIDGE
-------------

      On November 8, 2000, Golden Phoenix purchased the Mineral Ridge gold mine out of bankruptcy by making a purchase payment of $225,000 and the assumption of certain liabilities. Prior mine operators had spent about $30 million on the property, which includes about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property comes with an active leach pad and ore exposed in the Drinkwater pit.

      The Mineral Ridge property holds four separate economically mineable gold deposits, the Drinkwater, Mary, Brodie, and Solberry/Bluelite. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade, is 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide and gravity washing. The property further holds exploration potential with identified targets potentially containing additional gold mineralization.

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

      On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002 the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond, and anticipates approval to reduce the required bond to approximately $2.7 million. Responses to the agencies questions were resubmitted in February 2003 and the company received the final permit reclamation permit on May 8 from NDEP and approval from BLM on May 19, 2003. The surety bond for $2.7 million is being negotiated with the insurance company. We anticipate that the bond will be posted within the next month.

      Upon the filing of the reclamation bond, we anticipate that gold production will start soon afterwards by adding cyanide to the leach solutions that are circulating through the leach pad. The Company estimates that between 20,000 to 40,000 ounces of gold will be recovered from the pad in about two years of operations.

BOREALIS
--------

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. The lease was entered into on January 24, 1997 and control of the property is maintained with monthly advanced royalty payments.

      On May 13, 2003 the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a private Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement.


RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

      We generated $0 in operational revenue for the first quarter ended March 31, 2003, as compared to $8,471 for the first quarter ended March 31, 2002, a decrease of $8,471 or 100.0%. The reduction in revenues in 2003 is due to lack of final reclamation permit that would have allowed the addition of cyanide to the processing circuit and additional gold leach from the existing heap leach material at the mine.

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

      The following table describes the results of operations for the first quarter ended March 31, 2003 compared to first quarter ended March 31, 2002 for selected expenses.

DESCRIPTION                            2003           2002        DIFFERENCE
---------------------------------   ------------  ------------- --------------
Finance Charges (1)                  $    46,737    $    64,457  $    (17,720)
Plant Operations (2)                      80,172         55,774         24,398
Consultants (3)                           24,926         20,604          4,322
Lease payments (4)                       127,500        126,000          1,500
Payroll (5)                               65,730         49,553         16,177
Professional Fees (6)                     86,741         10,986         75,755

--------------------------------------------------------------------------------
(1) The change in the finance charge is primarily due to the change in accrual of interest on unpaid salaries for Michael Fitzsimonds, Steven Craig, and our CPA and the reduction in other interest bearing debt.


(2) The change in the plant operation cost is due to adjustment of hourly rates for some of our employees at the mine and the addition of a mining engineer for the project. We had savings in some of the operational areas that allowed for the increase in total cost.


 (3) This will be an on going evaluation during the next two years that will include a plant design if the evaluation is positive. We also had some additional metallurgical testing completed for the current Reclamation Permit submitted to the Nevada State Department of Environmental Protection.


 (4) The increase in lease payments can be attributed to an increase in monthly lease for the Borealis property


 (5) The increase in payroll is due the addition of an executive assistant to the Reno office.


(6) The change in professional fees for the year is due to more legal fees and stock subscription costs.

      Operating expenses for the first quarter totaled $656,905 for 2003, compared to $845,971 for 2002. The decrease is due primarily to reduction in exploration expenses.


LIQUIDITY AND CAPITAL RESOURCES

      Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $10.9 million at March 31, 2002 and approximately $14.8 million at March 31, 2003.

      As of March 31, 2003, we had $680,235 in cash. A significant portion of the working capital is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate expenditures for year 2003 for general and administrative expenses to be approximately $250,000 and for exploration and property holding costs to be approximately $1,000,000. Exploration and holding expenditures include $300,000 for the Mineral Ridge gold mine, $300,000 for the Lewis Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments for the period ended March 31, 2003 were $24,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F.
W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. The no payments have been made for the year 2003 through the end of March. The payments are payable in cash.

      During the first quarter of 2003, our liquidity needs were met from: (i) proceeds of $938,914 received from the exercise of warrants totalling $938,914
(ii) the issuance of stock to vendors and employees for services of $104,152, and (iii) the conversion of outstanding debt to common stock of $42,600. As of May 13, 2003 the Company had 88,858,547 shares of common stock outstanding, which the Company has recognized as $13,493,156 of paid in capital including cash and services. As of March 31, 2003, the Company had current assets of $721,036 compared to current liabilities of $4,235,959, resulting in a working capital deficit of $3,514,923. Total current liabilities decreased approximately $27,771 for the first quarter 2003 as compared to December 31, 2002.

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

      During the three months ended March 31, 2003, we raised $938,914 million from the exercise of warrants that convert to restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs at Mineral Ridge, and some funds have been reserved for the additional reclamation bond and start-up capital for the Mineral Ridge Mine.

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


ITEM 3.  CONTROLS AND PROCEDURES

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


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS


RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

      Following is a summary of sales of unregistered securities for the first quarter of 2003. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

FIRST QUARTER 2003                           SHARES        AMOUNT      PER SHARE

Warrant Exercise at $0.10                   9,414,137  $  941,413.70   $  0.10
Warrant Exercise at $0.15                     446,668      64,500.20      0.15
Payments for Borealis lease                   253,800      42,600.00      0.17
                                           ----------  -------------   -------
  Total first quarter 2003                 10,114,605  $1,048,513.90   $  0.10
                                           ==========  =============   =======

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT NO.  DESCRIPTION                         LOCATION
-----------  -------------------------------     -------------------------------

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
                                                 September 1, 1998

EXHIBIT NO.  DESCRIPTION                         LOCATION
-----------  -------------------------------     -------------------------------

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

10.11        Mineral Ridge Mine Sale Agreement,  Incorporated by reference to
             dated October 9, 2000, by and       Exhibit 2.1 to the Company's
             between Thomas L. Nimsic (Trustee   Current Report on Form 8-K for
             for the Chapter 11 bankruptcy       the period ended November 7,
             estate of Mineral Ridge Resources, 2000, as filed with the SEC on Inc.) and Golden Phoenix Minerals, November 22, 2000
             Inc.

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


                                           GOLDEN PHOENIX MINERALS, INC.

Date:  May 19, 2003                        By: /s/ Michael R. Fitzsimonds
       ------------                            --------------------------
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



Date:  May 19, 2003                        By: /s/ Michael R. Fitzsimonds
       ------------                            --------------------------
                                           Michael R. Fitzsimonds
                                           President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Golden Phoenix Minerals, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By: /s/ Michael R. Fitzsimonds                        Date May 19, 2003
    --------------------------                        -----------------
Michael R. Fitzsimonds, President and Director
(Principal Executive Officer)

By: /s/ Michael R. Fitzsimonds                        Date May 19, 2003
    --------------------------                        -----------------
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