Form 10KSB/A
period 2002-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-07-10
CIK 1042784

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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



ITEM 13.  BUSINESS



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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)


                                                                      From
                                                                    Inception
                                            For the Years Ended    On June 2,
                                               DECEMBER 31,       1997 through
                                         ------------------------ December 31,
                                             2002         2001        2002
                                         -----------  ----------- ------------
                                                       (Restated)

REVENUES


  Metal sales                            $   118,007  $   309,796 $    462,948
  Other revenue                                    -       33,242       96,053
                                         -----------  ----------- ------------

   Total Revenues                            118,007      343,038      559,001
                                         -----------  ----------- ------------

COST OF SALES                                282,149      286,601      595,800
                                         ------------ ----------- ------------

GROSS MARGIN (DEFICIT)                      (164,142)      56,437      (36,799)
                                         -----------  ----------- ------------

EXPENSES

   Exploration, mineral property leases,
    and minimum work commitment expenses   1,762,553    1,175,923    6,643,120
  General and administrative                 847,902      686,792    3,147,629
  Investor relations and professional fees   662,110      309,833    1,852,591
  Salaries and wages                         273,477      269,876    1,294,286
  Depreciation                               129,714      121,065      329,265
                                         -----------  ----------- ------------

   Total Expenses                          3,675,756    2,563,489   13,266,891
                                         -----------  ----------- ------------

LOSS FROM OPERATIONS                      (3,839,898)  (2,507,052) (13,303,690)
                                         -----------  ----------- ------------

OTHER INCOME (EXPENSE)

  Interest income                             40,092       19,277       61,235
  Interest expense                          (253,231)    (232,142)    (830,166)
  Gain on sale of stock in affiliate               -            -       10,016
  Gain on sale of fixed assets                     -            -        2,551
  Gain on settlement of debt                       -            -       22,331
  Realized gain on available-for-sale securities 523            -          523
  Loss on impairment of investments          (10,742)           -      (10,742)
  Other income (expense), net                 (1,803)        (102)      48,219
                                         -----------  ----------- ------------

   Total Other Income (Expense)             (225,161)    (212,967)    (696,033)
                                         -----------  ----------- ------------

LOSS BEFORE INCOME TAXES                 $(4,065,059) $(2,720,019)$(13,999,723)
                                         -----------  ----------- ------------

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

         VALUATION AND MEASUREMENT OF EQUITY INSTRUMENTS
         -----------------------------------------------

         Except for transactions with employees that are within the scope of APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either (1) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a
         "performance commitment"); or (2) The date at which the counterparty's performance is complete.

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 13 -      OUTSTANDING STOCK WARRANTS

         A summary of the status of the Company's stock warrants as of December 31, 2002 and changes during the year is presented below:

                                                                    Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                    ------------- --------------

         Outstanding, December 31, 2001               14,359,747  $      0.10

            Granted                                   14,784,172         0.12
            Canceled / Expired                          (450,000)        0.10
            Exercised                                 (2,810,063)        0.10
                                                    ------------  -----------

         Outstanding, December 31, 2002               25,883,856  $      0.12
                                                    ============  ===========

         The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2002:

           EXPIRATION DATE                   PRICE           NUMBER
           --------------------     -----------------     -----------

                    2003                      $0.100       10,357,037
                    2003                       0.150          175,000
                    2004                       0.085          117,647
                    2004                       0.100        8,380,000
                    2004                       0.150        6,652,839
                    2005                       0.150          201,333
                                                          -----------

                                                           25,883,856
                                                          ===========

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

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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


      (B)   REPORTS ON FORM 8-K.

      On February 28, 2003, Golden Phoenix filed a Form 8-K with respect to Item 4 - Change in Registrant's Certifying Accountant.

      On March 17, 2003, Golden Phoenix filed an Amendment to Form 8-K with respect to Item 4 - Change in Registrant's Certifying Accountant.

ITEM 14.  CONTROLS AND PROCEDURES

ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO)/Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO/CFO CERTIFICATION. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a Annual basis so that the conclusions concerning controls effectiveness can be reported in our Annual Reports on Form 10-KSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO/CFO require that the CEO/CFO disclose that information to our Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: July 9, 2003                 GOLDEN PHOENIX MINERALS, INC.

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

SIGNATURE                      TITLE                               DATE



/s/ Michael R. Fitzsimonds    Director, President and Chief
--------------------------    Financial Officer                   July 9, 2003
Michael R. Fitzsimonds



/s/ Steven D. Craig           Director, Vice President and
--------------------------    Secretary                           July 9, 2003
Steven D. Craig


/s/ Allan J. Marter
--------------------------
Allan J. Marter                Director                            July 9, 2003


/s/ David A. Caldwell
--------------------------
David A. Caldwell              Director                            July 9, 2003


/s/ Ronald L. Parratt
--------------------------
Ronald L. Parratt              Director                            July 9, 2003

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

Date: July 9, 2003                         By:   /S/ MICHAEL R. FITZSIMONDS
                                                 --------------------------
                                                 Michael R. Fitzsimonds
                                                 President

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

Date: July 9, 2003                         By:   /S/ MICHAEL R. FITZSIMONDS
                                                 --------------------------
                                                 Michael R. Fitzsimonds
                                                 Chief Financial Officer