Form 10QSB
period 2003-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-08-15
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and

(2)  has been subject to such filing requirements for the past 90 days.
                                                 Yes [X]              No [ ]

As of August 14, 2003, there were 90,905,892 outstanding shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]


                 GOLDEN PHOENIX MINERALS, INC.FORM 10-QSB INDEX

                                                                                                                PAGE NUMBER
                                                                                                                -----------
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
  Balance Sheets as of June 30, 2003 and December 31, 2002.                                                               3
  Statements of Operations and Other Comprehensive Income (Loss) for the Six Months
    Ended June 30, 2003 and 2002, and Inception (June 2, 1997) to June 30, 2003.                                          5
  Statements of Stockholders' Equity (Deficit)                                                                            7
  Statements of Cash Flows for the six Months Ended June 30, 2003 and 2002,
    and Inception (June 2, 1997) to June 30, 2003                                                                        16
  Notes to Financial Statements                                                                                          19
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         25
  Item 3.  Controls and Procedures                                                                                       29
PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                             31
  Item 2.  Changes of Securities and Use of Proceeds                                                                     31
  Item 3.  Defaults Upon Senior Securities                                                                               31
  Item 4.  Submission of Matters to a Vote of Security Holders                                                           31
  Item 5.  Other Information                                                                                             31
  Item 6.  Exhibits and Reports on Form 8-K                                                                              32
  Signatures                                                                                                             34

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                              June 30,       December 31,
                                                                                                2003             2002
                                                                                              --------       ------------
                                                                                            (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                                                     $  203,607       $   28,614
  Prepaid expenses                                                                                  32,841           42,434
                                                                                                ----------       ----------
    Total Current Assets                                                                           236,448           71,048
                                                                                                ----------       ----------
PROPERTY AND EQUIPMENT
  Land                                                                                              57,600           57,600
  Buildings                                                                                        100,000          100,000
  Vehicles                                                                                         142,521          142,521
  Computer equipment                                                                                93,048           91,975
  Office furniture and equipment                                                                    16,516           16,516
  Mining equipment                                                                                 638,036          605,067
  Accumulated depreciation                                                                        (379,921)        (316,395)
                                                                                                ----------       ----------
    Total Property and Equipment, Net                                                              667,800          697,284
                                                                                                ----------       ----------
OTHER ASSETS
  Restricted cash - reclamation obligation                                                          22,315        1,821,817
  Mineral properties and claims                                                                  1,650,000        1,650,000
  Deferred mineral property development costs                                                      126,356           98,878
  Deposits                                                                                          15,611           15,611
                                                                                                ----------        ----------
    Total Other Assets                                                                           1,814,282        3,586,306

    TOTAL ASSETS                                                                               $ 2,718,530      $ 4,354,638
                                                                                                ==========       ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              June 30,       December 31,
                                                                                                2003             2002
                                                                                              --------       ------------
                                                                                            (Unaudited)

CURRENT LIABILITIES
  Accounts payable                                                                             $   289,880      $   385,138
  Accrued liabilities                                                                            3,715,766        3,404,854
  Current portion of long-term debt                                                                 85,068          101,945
  Capital lease obligations-current portion                                                         35,950           40,102
  Amounts due to related parties                                                                   335,718          331,691
                                                                                                ----------       ----------
    Total Current Liabilities                                                                    4,462,382        4,263,730
                                                                                                ----------       ----------
LONG-TERM LIABILITIES
  Accrued reclamation obligation                                                                         -        1,819,874
  Convertible notes payable and related accrued interest                                           658,409          621,430
  Capital lease obligations                                                                         62,371           83,131
  Long-term debt                                                                                    11,924           16,163
                                                                                                ----------       ----------
    Total Long-Term Liabilities                                                                    732,704        2,540,598
                                                                                                ----------       ----------
    Total Liabilities                                                                            5,195,086        6,804,328
                                                                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, 50,000,000 shares authorized, no shares issued and                      -                -
    outstanding
  Common stock, no par value, 150,000,000 shares authorized, 89,555,862 and 76,881,842          13,744,151       12,340,490
    issued and outstanding, respectively
  Stock subscription receivable                                                                   (174,027)        (490,457)
  Deferred costs                                                                                  (300,000)        (300,000)
  Deficit accumulated during the development stage                                             (15,746,680)     (13,999,723)
                                                                                                ----------       ----------
    Total Stockholders' Equity (Deficit)                                                        (2,476,556)      (2,449,690)
                                                                                                ----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)                                      $ 2,718,530      $ 4,354,638
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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                                        From Inception
                                                   For the                          For the            On June 2, 1997
                                             Three Months Ended                Six Months Ended            through
                                                  June 30,                         June 30,                June 30,
                                             ------------------                ----------------        ---------------
                                           2003              2002             2003            2002           2003
                                           ----              ----             ----            ----           ----
                                                          (Restated)                      (Restated)

REVENUES
  Metal sales                          $       --      $     34,449    $       --      $     42,920    $    462,948
  Other revenue                                --              --              --              --            96,053
                                       ------------    ------------    ------------    ------------    ------------
    Total Revenues                             --            34,449            --            42,920         559,001

COST OF SALES                               122,759          69,253         202,931         125,027         798,731
                                       ------------    ------------    ------------    ------------    ------------
GROSS MARGIN (DEFICIT)                     (122,759)        (34,804)       (202,931)        (82,107)       (239,730)
                                       ------------    ------------    ------------    ------------    ------------
EXPENSES
  Exploration, mineral property
    lease, minimum work commitment
    expenses                                168,238         525,682         388,537       1,045,454       5,231,657
  Reclamation bond and related
    Expenses                                200,812            --           200,812            --         2,000,812
  General and administrative                207,206         414,494         422,605         640,239       3,570,234
  Investor relations and
    professional fees                       150,804         142,436         273,160         153,422       2,125,751
  Salaries and wages                         68,532          63,340         135,901         120,627       1,430,187
  Depreciation                               32,044          32,180          63,526          64,361         392,791
                                       ------------    ------------    ------------    ------------    ------------
    Total Expenses                          827,636       1,178,132       1,484,541       2,024,103      14,751,432
                                       ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                       (950,395)     (1,212,936)     (1,687,472)     (2,106,210)    (14,991,162)
                                       ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                             6,325          10,552          20,814          10,845          82,049
  Interest expense                          (35,472)       (121,873)        (82,209)       (186,330)       (912,375)
  Gain on sale of stock in affiliate           --              --              --              --            10,016
  Gain (loss) on sale of fixed
    assets                                     --              --              --              --             2,551
  Gain on settlement of debt                   --              --              --              --            22,331
  Realized gain on
    available-for-sale securities              --              --              --               523             523
  Loss on impairment of investments            --              --              --           (10,742)        (10,742)
  Other income (expense)                        740          (2,373)          1,910          (2,046)         50,129
                                       ------------    ------------    ------------    ------------    ------------
    Total Other Income (Expense)            (28,407)       (113,694)        (59,485)       (187,750)       (755,518)
                                       ------------    ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES               $   (978,802)   $ (1,326,630)   $ (1,746,957)   $ (2,293,960)   $(15,746,680)
                                       ============    ============    ============    ============    ============


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                                            From Inception
                                                   For the                            For the               On June 2, 1997
                                             Three Months Ended                  Six Months Ended               through
                                                  June 30,                           June 30,                  June 30,
                                             ------------------                  ----------------           ---------------
                                           2003              2002             2003              2002             2003
                                           ----              ----             ----              ---              ----
                                                          (Restated)                         (Restated)

LOSS BEFORE INCOME TAXES              $   (978,802)     $ (1,326,630)     $ (1,746,957)     $ (2,293,960)     $(15,746,680)

INCOME TAXES                                  --                --                --                --                --

NET LOSS                                  (978,802)       (1,326,630)       (1,746,957)       (2,293,960)      (15,746,680)
                                       ------------     ------------        -----------       ------------    ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized loss on
    available-for-sale securities             --              (1,437)             --              (1,437)             --
                                       ------------     ------------        -----------       ------------    ------------
    Total Other Comprehensive
      Income (Loss)                           --              (1,437)             --              (1,437)             --
                                       ------------     ------------        -----------       ------------    ------------
COMPREHENSIVE LOSS                    $   (978,802)     $ (1,328,067)       (1,746,957)       (2,295,397)     $(15,746,680)
                                       ============     ============        ===========       ============    ============
BASIC LOSS PER SHARE
  Basic loss per share                $      (0.01)     $      (0.03)            (0.02)            (0.04)
                                       ===========      ============        ===========       ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           87,973,916        52,615,584        84,787,936        51,785,604
                                       ===========      ============        ==========        ==========


                 The accompanying notes are an integral part of
                          these financial statements.


                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                 Deficit
                                                                                                               Accumulated
                                Preferred Stock              Common Shares             Stock                    During the
                                ---------------              -------------         Subscription    Deferred    Development
                              Shares       Amount        Shares         Amount      Receivable       Costs        Stage
                              ------       ------        ------         ------     ------------    --------    ------------
Balance, December 31,
2001                            151,300   $       605    45,185,056   $ 7,553,656    $  (44,500)  $      --      $ (9,934,664)

Issuance of common stock
  for services at $0.15
  per share, January 1
  to June 4, 2002                  --            --         553,600        82,614          --            --             --

Cash received on stock
  subscription
  receivable, January 8
  to 25, 2002                      --            --            --            --          44,500          --             --

Issuance of common stock
  for cash at $0.10 per
  share, January 18 to
  June 14, 2002                    --            --       7,495,002       739,500          --            --             --

Issuance of common stock
  for services at $0.19
  per share, February 1
  to
 October 30, 2002                  --            --         655,000       121,200          --            --             --

Issuance of common stock
  for services at $0.16
  per share, February 4
  to October 28, 2002              --            --       1,414,006       224,871          --            --             --

Issuance of common stock
  for joint venture
  agreement at $0.09 per
  share, February 7, 2002          --            --         328,235        27,900          --            --             --

Issuance of common stock
  for cash at $0.12 per
  share, February 21, 2002         --            --         160,000        19,170          --            --             --

                               --------    ----------    ----------   -----------   -----------       -------    ------------

 Balance Forward                151,300   $       605    55,790,899   $ 8,768,911   $      --         $  --      $(9,934,664)
                               --------    ----------    ----------   -----------   -----------       -------    ------------



                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock             Common Shares             Stock                     During the
                               ---------------             -------------         Subscription     Deferred     Development
                            Shares        Amount        Shares        Amount      Receivable       Costs          Stage
                            ------        -------       ------        ------     ------------     --------     -----------
Balance Forward               151,300   $       605    55,790,899   $ 8,768,911   $      --      $   --     $(9,934,664)

Issuance of common
  stock for services at
  $0.17 per share,
  February 28 to
  March 31, 2002                 --            --         174,228        28,932          --          --            --

Issuance of common
  stock for services at
  $0.10 per share,
  March 1 to August 29, 2002     --            --         230,198        22,449          --          --            --


Issuance of common
  stock for services at
  $0.12 per share,
  March 5 to April 19, 2002      --            --         407,625        47,974          --          --            --


Issuance of common
  stock for stock
  options and warrants
  exercised at $0.15
  per share, March 11
  to September 3, 2002           --            --         983,833       147,575        (5,625)       --            --

Issuance of common
  stock for cash at
  $0.15 per share,
  March 22-October 18, 2002      --            --       5,126,669       768,500          --          --            --


Issuance of common
  stock for services at
  $0.20 per share,
  April 3 to December
  23, 2002                       --            --         117,973        23,325          --          --            --
                             --------   -----------    ----------   -----------   -----------    --------   -----------
Balance Forward               151,300   $       605    62,831,425   $ 9,807,666   $    (5,625)   $   --     $(9,934,664)
                             --------   -----------    ----------   -----------   -----------    --------   -----------


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock              Common Shares             Stock                    During the
                               ---------------              -------------         Subscription    Deferred     Development
                            Shares        Amount        Shares        Amount       Receivable       Costs         Stage
                            ------        ------        ------        ------      ------------    --------     -----------
Balance Forward             151,300    $       605     62,831,425   $ 9,807,666   $    (5,625)   $   --     $(9,934,664)

Issuance of common
  stock for stock
  options and warrants
  exercised at $0.10
  per share, April 29
  to November 26, 2002          --             --       2,925,063       292,506          --          --            --

Preferred stock
  converted to common
  shares at $0.10 per
  share, May 13 to
  December 18, 2002        (151,300)          (605)     1,513,000       151,905          --          --            --

Issuance of common
  stock for services at
  $0.35 per share, May
  31, 2002                      --             --         100,000        35,000          --          --            --

Issuance of common
  stock for conversion
  of debt at $0.15 per
  share, June 3 and 4, 2002     --             --         733,333       110,000          --          --            --


Issuance of common
  stock for services at
  $0.13 per share, June
  4, 2002                       --             --          50,333         6,550          --          --            --

Issuance of common
  stock for services at
  $0.40 per share, June
  6 to September 6, 2002        --             --         139,448        55,713          --          --            --

Issuance of common
  stock for services at
  $0.45 per share, June
  7, 2002                       --             --         300,000       135,000          --          --            --

Issuance of common
  stock for conversion
  of debt at $0.30 per
  share, June 12, 2002          --             --          86,133        25,840          --          --            --
                            ---------    -----------    ----------   -----------   -----------    --------   -----------
Balance Forward                 --      $      --      68,678,735   $10,620,180   $    (5,625)   $   --     $(9,934,664)
                            ---------    -----------   ----------   -----------    -----------    --------   -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock             Common Shares             Stock                     During the
                               ---------------             -------------         Subscription     Deferred     Development
                            Shares        Amount        Shares        Amount      Receivable       Costs          Stage
                            ------        ------        ------        ------     ------------     --------     -----------
Balance Forward                --          $--        68,678,735    $10,620,180   $    (5,625)   $      --      $(9,934,664)

Issuance of common
  stock for conversion
  of debt at $0.20 per
  share, June 20, 2002         --           --            65,930         13,186          --             --             --

Issuance of common
  stock for cash at
  $0.20 per share, June
  23, 2002                     --           --           100,002         20,000          --             --             --

Issuance of common
  stock for services at
  $0.29 per share, June
  30 to November 22, 2002      --           --            65,435         19,072          --             --             --


Cash received on stock
  subscription
  receivable, July 9, 2002     --           --              --              --           5,625           --             --


Issuance of common
  stock for deferred
  stock offering costs
  at $0.19 per share,
  July 12, 2002                --          --          1,587,302        300,000          --         (300,000)          --

Issuance of common
  stock for stock
  subscription
  receivable at $0.25
  per share, July 12, 2002     --          --             50,000         12,500       (12,500)          --             --


Issuance of common
  stock for cash at
  $0.30 per share,
  August 29, 2002              --          --            180,000         53,261          --             --             --

Issuance of common
  stock for stock
  subscription
  receivable at $0.28
  per share, August 29, 2002   --          --             50,000         14,000       (14,000)          --             --
                            ------      ------        ----------    -----------   -----------    -----------    -----------

Balance Forward                --       $  --         70,777,404    $11,052,199   $   (26,500)   $  (300,000)   $(9,934,664)
                            ------      ------        ----------    -----------   -----------    -----------    -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                              Preferred Stock              Common Shares             Stock                     During the
                              ---------------              -------------         Subscription     Deferred     Development
                            Shares       Amount        Shares         Amount      Receivable       Costs          Stage
                            ------       ------        ------         ------      ----------       -----       -----------
Balance Forward               --       $   --       70,777,404    $11,052,199    $   (26,500)    $  (300,000)    $(9,934,664)

Issuance of common
  stock for stock
  options and warrants
  exercised at $0.26
  per share,  September
  3 to 10, 2002               --           --           50,000         13,000           --              --              --

Issuance of common
  stock for services at
  $0.18 per share,
  September 6 to
  October 18, 2002            --           --          397,180         71,242           --              --              --

Issuance of common
  stock for services at
  $0.32 per share,
  September 20, 2002          --           --          110,582         35,294           --              --              --

Issuance of common
  stock for services at
  $0.33 per share,
  September 23, 2002          --           --            5,000          1,650           --              --              --

Vehicle received as
  payment for stock
  subscription
  receivable, September
  20, 2002                    --           --             --             --            5,865            --              --

Issuance of common
  stock for conversion
  of debt at $0.30 per
  share, October 3, 2002      --           --           44,323         13,297           --              --              --

Issuance of common
  stock for services at
  $0.22 per share,
  October 3, 2002             --           --            5,000          1,100           --              --              --
                          --------     --------     ----------    -----------    -----------     -----------      ----------
Balance Forward               --       $   --       71,389,489    $11,187,782    $   (20,635)    $  (300,000)    $(9,934,664)
                          --------     --------     ----------    -----------    -----------     -----------      ----------


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock             Common Shares             Stock                     During the
                               ---------------             -------------         Subscription     Deferred     Development
                            Shares        Amount        Shares        Amount      Receivable       Costs          Stage
                            ------        ------        ------        ------     ------------     --------     -----------
Balance Forward               --          $ --       71,389,489    $11,187,782  $   (20,635)    $  (300,000)    $(9,934,664)

Issuance of common
  stock for services at
  $0.26 per share,
  October 3, 2002             --            --           28,651          7,550           --              --              --

Issuance of common
  stock for services at
  $0.28 per share,
  October 3 to 30, 2002       --            --           81,679         22,788           --              --              --

Issuance of common
  stock for joint
  venture agreement at
  $0.16 per share,
  October 18, 2002            --            --        2,753,623        450,000           --              --              --

Issuance of common
  stock for cash and
  stock subscription
  receivable at $0.19
  per share, October 21
  to November 6, 2002        --             --          250,000         48,500        (23,000)           --              --

Issuance of common
  stock for services at
  $0.25 per share,
  December 3, 2002           --             --          200,000         49,000           --              --              --

Issuance of common
  stock for cash and
  stock subscription
  receivable at $0.18
  per share, December
  4, 2002                   --              --          100,000         17,722         (6,822)           --              --

Issuance of common
  stock for stock
  subscription
  receivable at $0.27
  per share,  December
  17, 2002                  --              --        2,000,000        540,000       (540,000)           --              --
                         -------          ------     ----------     ----------     ----------      ----------       ---------
Balance Forward             --            $ --       76,803,442    $12,323,342    $  (590,457)    $  (300,000)    $(9,934,664)
                         -------          ------     ----------     ----------     ----------      ----------       ---------


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock             Common Shares             Stock                     During the
                               ---------------             -------------         Subscription     Deferred     Development
                            Shares        Amount        Shares        Amount      Receivable       Costs          Stage
                            ------        ------        ------        -----      ------------     --------     ------------
Balance Forward               --      $       --      76,803,442   $ 12,323,342  $ (590,457)    $ (300,000)    $ (9,934,664)

Cash received on stock
  subscription
  receivable, December
  20, 2002                    --              --              --             --      100,000            --              --

Issuance of common
  stock for joint
  venture agreement at
  $0.15 per share,
  December 23, 2002           --              --          78,400         11,760           --             --             --

Fair value of options
  granted for services,
  March 11 to December
  4, 2002                     --              --              --         44,168           --             --             --

Stock offering costs          --              --              --        (38,780)          --             --             --

Net loss for the year
  ended December 31, 2002     --              --              --             --           --             --      (4,065,059)

Balance, December 31, 2002    --              --       76,881,842    12,340,490     (490,457)     (300,000)     (13,999,723)
                         -------      ----------       ----------   -----------    ---------      ---------      -----------
Issuance of common
  stock for joint
  venture agreement at
  $0.15 per share,
  January 2, 2003
  (unaudited)                --              --           163,200        24,480           --             --             --

Issuance of common
  stock for services at
  $0.22 per share,
  January 7, 2003
  (unaudited)                --              --            51,308        11,083           --             --             --
                         -------      ----------       ----------   -----------    ---------      ---------       ----------
Balance Forward
                             --      $       --        77,096,350  $ 12,376,053   $ (490,457)    $ (300,000)    $(13,999,723)
                         -------      ----------       ----------   -----------    ---------      ---------       ----------

                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock              Common Shares            Stock                     During the
                               ---------------              -------------         Subscription    Deferred     Development
                            Shares        Amount        Shares        Amount       Receivable      Costs          Stage
                            ------        ------        ------        ------      ------------    --------     ------------

Balance Forward               --      $    --        77,096,350    $ 12,376,053     $ (490,457)  $ (300,000)    $ (13,999,723)

Issuance of common
  stock for services at
  $0.23 per share,
  January 7 to June 10,
  2003 (unaudited)            --           --           133,210          30,500             --           --                --

Issuance of common
  stock for services at
  $0.20 per share,
  January 7 to March
  11, 2003 (unaudited)        --           --            55,404          11,162             --           --                --

Issuance of common stock
  for warrants  exercised
  at $0.10 per share,
  January 13 to June 27,
  2003 (unaudited)            --           --        11,084,137       1,108,414        (60,000)          --                --

Issuance of common
  stock for services at
  $0.31 per share,
  January 20 to June
  10, 2003 (unaudited)        --           --           200,000          62,000             --            --               --

Issuance of common
  stock for warrants
  exercised at $0.15
  per share, February
  10 to June 10, 2003
  (unaudited)                 --           --           695,168         101,775             --            --               --

Issuance of common
  stock for joint
  venture agreement at
  $0.20 per share,
  February 13, 2003
  (unaudited)                 --           --            90,600          18,120             --            --               --

Issuance of common
  stock for services at
  $0.17 per share,
  March 6, 2003
  (unaudited)                 --           --            23,534           4,095             --            --               --
                           ------      -------       ----------      ----------       --------        -------        ----------
Balance Forward
                              --      $    --        89,378,403    $ 13,712,119     $ (550,457)    $ (300,000)    $ (13,999,723)
                           ------      -------       ----------      ----------       --------        -------


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                               Preferred Stock             Common Shares             Stock                     During the
                               ---------------             -------------         Subscription     Deferred     Development
                            Shares        Amount        Shares        Amount      Receivable       Costs          Stage
                            ------        ------        ------        ------     ------------     --------     -----------

Balance Forward                --         $  --       89,378,403    $ 13,712,119  $ (550,457)   $ (300,000)    $(13,999,723)

Issuance of common
  stock for services at
  $0.18 per share,
  March 6 to 12, 2003
  (unaudited)                  --            --          132,133          23,812            --          --               --

Issuance of common
  stock for services at
  $0.16 per share,
  April 17, 2003
  (unaudited)                  --           --            15,605           2,573            --          --               --

Issuance of common
  stock for services at
  $0.19 per share, May
  13, 2003 (unaudited)         --           --            29,721           5,647            --           --               --

Cash received on stock
  subscription
  receivable, January 6
  to June 30, 2003
  (unaudited)                  --           --              --              --           376,430         --               --

Net loss for the six
  months ended June 30,
  2003 (unaudited)             --           --              --              --              --           --         (1,746,957)
                            ------       ------       ----------      ----------        --------     --------       ----------
Balance, June 30, 2003
  (unaudited)                  --        $  --        89,555,862    $ 13,744,151    $   (174,027)  $ (300,000)    $(15,746,680)
                            ======       ======       ==========      ==========        ========     ========       ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      For the               From Inception
                                                                                 Six Months Ended           On June 2, 1997
                                                                                     June 30,                   through
                                                                              ----------------------           June 30,
                                                                              2003              2002             2003
                                                                              ----              ----        ---------------
                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                               $   (1,746,957)    $  (2,293,960)  $  (15,746,680)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                  63,526            64,361          392,791
    Bad debt expense                                                                   -            51,576           52,203
    Realized gain on available-for-sale securities                                     -             (523)            (523)
    Loss gain on sale of fixed assets                                                  -                 -          (2,551)
    Gain on extinguishment of debt                                                     -                 -           22,331
    Fixed assets exchanged for services                                                -                 -           55,982
    Common stock issued for services                                             150,872           467,220        3,098,343
    Preferred stock issued for services                                                -                 -            2,000
    Beneficial conversion feature                                                      -                 -           92,667
    Fair value of options and warrants granted                                         -                 -           46,918
  Changes in operating assets and liabilities:
    Decrease in restricted cash                                                1,799,502                 -        1,798,325
    (Increase) in accounts and other receivables                                       -          (18,627)         (83,127)
    (Increase) decrease in prepaid expenses                                        9,593          (25,430)         (32,842)
    (Increase) in employee advances                                                    -          (11,593)          (2,371)
    (Increase) in deposits                                                             -          (11,177)         (16,377)
    (Increase) in deferred exploration and development costs                    (27,478)             (318)        (126,358)
    Increase (decrease) in accounts payable                                     (52,658)         (109,542)          459,277
    Increase (decrease) in accrued liabilities                               (1,467,956)           500,098        2,667,712

      Net Cash Used by Operating Activities                                  (1,271,556)       (1,387,915)      (7,322,280)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            (34,042)           (3,399)        (753,688)
  Proceeds from fixed asset sales                                                      -                 -           34,965
  Proceeds from sale of investments                                                    -             2,223            2,223
  Purchase of mining properties and claims                                             -                 -         (51,700)
  Purchase of joint venture                                                            -                 -        (550,000)

      Net Cash Used by Investing Activities                                $    (34,042)     $     (1,176)  $   (1,318,200)


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                For the                  From Inception On
                                                                           Six Months Ended                 June 2, 1997
                                                                               June 30,                       through
                                                                           ----------------                   June 30,
                                                                       2003                2002                 2003
                                                                       ----                ----          ------------------
                                                                                        (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                             $          -         $          -      $      485,000
  Principal payments on capital lease obligations                         (24,912)             (21,227)            (73,600)
  Proceeds from notes payable - stockholders                                     -                    -             728,900
  Payments on notes payable - stockholders                                       -             (31,080)            (16,300)
  Payments on notes payable and long-term debt                            (14,116)            (488,177)           (972,143)
  Proceeds from notes payable and long-term debt                                 -                2,853             744,756
  Cash receipts on stock subscription receivable                           376,430               44,500             526,555
  Proceeds from exercise of options and warrants                         1,143,189              228,010           1,815,204
  Stock offering costs                                                           -             (38,780)           (220,480)
  Proceeds from conversion of preferred stock                                    -                    -             125,000
  Net proceeds from sale of common stock                                         -            1,933,918           5,701,195
                                                                         ---------            ---------           ---------
    Net Cash Provided by Financing Activities                            1,480,591            1,630,017           8,844,087
                                                                         ---------            ---------           ---------
NET INCREASE IN CASH                                                       174,993              240,926             203,607

CASH AT BEGINNING OF PERIOD                                                 28,614                  343                   -
                                                                         ---------            ---------           ---------
CASH AT END OF PERIOD                                                 $    203,607         $    241,269      $      203,607
                                                                         =========            =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                              $     38,189         $    183,470      $      570,482
  Cash Paid for Income Taxes                                          $          -         $          -      $            -


                 The accompanying notes are an integral part of
                          these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                         For the                 From Inception
                                                                                    Six Months Ended             On June 2, 1997
                                                                                        June 30,                     through
                                                                                    ----------------                 June 30,
                                                                                 2003              2002              2003
                                                                                 ----              ----        ----------------
                                                                                               (Restated)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Reduction in debt due to renegotiation of joint venture contract            $     --          $     --          $  200,000
  Common stock issued for debt payment and related interest                   $   42,600        $  149,026        $1,095,998
  Common stock issued for amounts due to related parties                      $     --          $     --          $  195,000
  Common stock issued for joint venture purchase                              $     --          $     --          $  100,000
  Common stock issued for mining property purchase                            $     --          $     --          $  600,000
  Property plant and equipment purchased through debt assumed                 $     --          $     --          $  382,400
  Common stock issued for services                                            $  150,872        $  467,220        $3,098,343
  Common stock issued for deferred costs                                      $     --          $     --          $  300,000
  Debt applied for the exercise of stock options and warrants                 $    7,000        $   69,496        $  141,496
  Conversion of preferred stock into common stock                             $     --          $     --          $      900
  Common stock issued for stock subscription receivable                       $     --          $     --          $  706,447
  Asset received and applied to stock subscription receivable                 $     --          $     --          $    5,865
  Debt applied to the conversion of preferred stock into common stock         $     --          $     --          $  100,000



                 The accompanying notes are an integral part of
                          these financial statements.


                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

The statement of operations for the three and six months ended June 30, 2002, has been restated to give effect to the prior period adjustments disclosed in
Note 15 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased net loss for the six months ended June 30, 2002 from $1,471,562 to $2,293,960 for an increase of $822,398 with an increase in the loss per share from $0.03 to $0.04.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $15,746,680 and a working capital deficit of $4,225,934 at June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the intent of management to obtain debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital. Subject to certain conditions, the Company is entitled to draw down on the purchase commitment upon effectiveness of the registration statement which has been filed with the Securities and Exchange Commission. In the event warrant holders exercise outstanding stock warrants, the Company would receive additional working capital to cover the costs of its mineral properties and other corporate expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company intends to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with it's current and future exploration, development and mining operation activities. Finally, the Company has received the final permits from the State of Nevada and the Bureau of Land Management for its Mineral Ridge Mine and has posted the required reclamation bond which has allowed the Company to begin operation and recovery of gold at that property from which the Company expects to generate consistent revenues. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS

Litigation
----------
On March 5, 2003, William F. Matlack filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On July 2, 2003, Golden Phoenix filed its response with respect to the complaint. Golden Phoenix believes that this complaint is without substance and intends to vigorously defend this matter. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

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

Borealis Mining Venture Agreement
---------------------------------
On May 8, 2003, the Company signed an Agreement in Principle for the assignment of a 50% interest in its Borealis Gold Property to Borealis Mining Company ("Borealis Mining"), a wholly-owned subsidiary of Gryphon Gold Corporation, a Nevada Corporation.

On July 21, 2003 ("Effective Date"), the Company signed a joint venture agreement with Borealis Mining for the right to acquire up to an undivided 70% interest in the Company's leased claims located on the Borealis property in Mineral County, Nevada for consideration of $125,000. The agreement shall continue for the period of time allowed herein for Borealis Mining to complete the actions for earning a 70% interest in the property, which is forty-eight months. In order to earn an initial undivided 50% right, title, and interest in the properties, Borealis Mining must incur a total of $5 million in qualified expenditures or make payments to the Company as follows:

    Within 12 months of Effective Date                      $   800,000
    Within 24 months of Effective Date an additional          1,000,000
    Within 36 months of Effective Date an additional          1,500,000
    Within 48 months of Effective Date an additional          1,700,000
                                                            -----------
    Total                                                  $  5,000,000
                                                            ===========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)

Borealis Mining Venture Agreement (Continued)
---------------------------------------------
Borealis Mining also has an option to acquire an additional 20% interest in the property by incurring additional qualified expenditures of $4,000,000 during the following twelve month period after earning the 50% interest on the property (or paying the amount to the Company) or producing a qualifying feasibility study.

If Borealis Mining earns the 50% interest in the property, the Company and Borealis Mining shall execute a Mining Venture Agreement, which agreement shall thereafter govern the parties' rights and obligations with respect to the properties.

New Reclamation Permit
----------------------
In May 2003, the Company received a reclamation permit from the Bureau of Land Management and the State of Nevada. The permit authorizes the Company to reclaim the Mineral Ridge mine consistent with the conditions of the permit and the reclamation plans as filed. The permit becomes effective upon receipt or verification that acceptable funds and surety have been posted for the reclamation costs. During June 2003, the Company filed a $2.7 million reclamation bond through an insurance backed financial assurance program and the Company began formal mining operations at the Mineral Ridge Mine.

Reclamation Surety Bond
-----------------------
During May 2003, The Company entered into an insurance backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company and has removed the accrued reclamation obligation due to the insurance policy entered into that will pay the future reclamation costs during the term of the policy. The Company paid an additional $200,000 of premiums on the reclamation bond policy in June 2003 with an obligation to pay an additional $167,000 within six months of the inception of the policy and an additional $170,000 within nine months of the inception of the policy. The Company is obligated to pay an additional $11,311 annually thereafter.

The insurance enables the Company to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. It also allows the Company the flexibility to increase its bond in the future to an aggregate limit of $4 million as it moves into Phase 2 of its operations at Mineral Ridge. With the filing of the reclamation bond, the Company has begun Phase 1 of its operating plan to produce gold from the mine. This includes the restart of the leaching of gold from the existing leach pad.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

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

Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $164,064 for six months ended June 30, 2002. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                             June 30,
                                                        ------------------
                                                        2003          2002
                                                        ----          ----
(Unaudited) (Unaudited)
Net loss:
  As reported                                      $ (1,746,957) $ (2,293,960)
  Pro forma                                        $ (1,746,957) $ (2,458,024)

Basic income (loss) per share:
  As reported                                         $  (0.02)     $  (0.04)
  Pro forma                                           $  (0.02)     $  (0.05)

A summary of the status of the Company's stock option plans as of June 30, 2003 and changes during the year is presented below:
                                                                    Weighted
                                                                     Average
                                                       Shares    Exercise Price
                                                       ------    --------------
     Outstanding, December 31, 2002                   6,196,764  $      0.19

         Granted                                                          -
         Canceled                                                         -
         Exercised                                                        -
                                                      ---------   ----------
     Outstanding, June 30, 2003 (unaudited)           6,196,764  $      0.19
                                                      ---------   ----------
     Exercisable, June 30, 2003 (unaudited)           6,196,764  $      0.19
                                                      =========   ==========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 4 - OUTSTANDING STOCK OPTIONS (Continued)

                                                 Outstanding                            Exercisable
                  ----------------------------------------------------------   ---------------------------
                                                   Weighted
                                                    Average       Weighted                        Weighted
                                    Number         Remaining       Average         Number          Average
                   Exercise     Outstanding at    Contractual     Exercises    Exercisable at     Exercise
                    Prices          6/30/03          Life           Price          6/30/03          Price
                  ------------  ---------------  ------------    ------------  ---------------   -------------
                     $    0.15        2,465,715            (a)     $     0.15        2,465,715      $    0.15
                          0.22        3,731,049           1.26           0.22        3,731,049           0.22
                                      ---------    -----------      ---------        ---------       --------
                 $ 0.15 - 0.22        6,196,764           1.26     $     0.19        6,196,764      $    0.19
                                      =========    ===========      =========        =========       ========


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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 5 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of June 30, 2003 and changes during the year is presented below:

                                                                                                       Weighted
                                                                                                       Average
                                                                                     Shares          Exercise Price
                                                                                    ---------         --------------
              Outstanding, December 31, 2002                                        25,883,856  $       0.11

                  Granted                                                            1,065,352          0.25
                  Canceled / Expired                                                  (250,000)         0.10
                  Exercised                                                        (11,779,305)         0.10
                                                                                    ----------          ----
              Outstanding, June 30, 2003 (unaudited)                                14,919,903  $       0.13
                                                                                    ==========          ====

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2003:

           Expiration Date             Price                    Number
           ---------------            -------                 ---------
            2003                        $0.100                2,100,000
            2003                         0.150                  175,000
            2004                         0.085                  117,647
            2004                         0.100                5,292,900
            2004                         0.150                6,243,671
            2005                         0.150                   65,333
            2006                         0.250                  925,352
                                                             ----------
                                  (unaudited)                14,919,903
                                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.


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

         The Mineral Ridge mine was purchased in late 2000 for $225,000 out of bankruptcy and assumed certain liabilities associated with this property. The previous operator/owner of the mine was Mineral Ridge Resources, Inc., which was not an affiliate of Golden Phoenix. The Company has been working to obtain a new amended operating permit and reclamation plan, and to obtain the operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize 1) gold production from the leach pad through the addition of new cyanide to the regular leach fluids to increase gold recovery, 2) significant new gold production from initiating open pit and possibly underground mining, which would be processed through existing facilities or a new gravity and cyanide vat leach gold recovery plant as justified, and 3) recovery of the existing facilities or salable byproduct industrial minerals derived from the gold-bearing alaskite and quartz rocks. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear & Company Inc., an independent mineral auditing consultant. The total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

         The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Mining will be by open pit and processing by cyanide leaching. We intended to retain a contract miner to conduct mining, crushing, and reclamation operations. Golden Phoenix personnel will supervise the contractor. Pursuant to our internally generated feasibility study for the Borealis property, which was evaluated and reported by Behre Dolbear & Company, Inc., the total value of the gold sales over a 6-year mine life, at a $325 per ounce gold price, is estimated to be $27 million including silver credits. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $13 million and capital costs, including reclamation bonding, are estimated at $8 million. The net cash flow including federal income taxes is estimated to be $3 million.

         The Contact property is held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allows it to combine deposits within the district allowing for economic mining, which was previously not possible. Mining will be by open pit and processing by solvent extraction-electro-wining leaching. We intend to retain a contract miner to conduct mining, crushing, and reclamation operations. Golden Phoenix personnel will supervise the contractor. Pursuant to our internally generated feasibility study for the Contract property, which was evaluated and reported by Behre Dolbear & Company Inc., the total value of the copper sales over a 4-year mine life, at a $0.85 copper price, is estimated to be $100 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and general and administrative expenses, is estimated to be $65 million and capital costs, including reclamation bonding, of an estimated $25 million. The net cash flow including federal income taxes is estimated to be $5 million.

         The Company has a history of operating losses and we expect to continue to incur operating losses in the near future as we initiate mining operations at our three mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. Except for the agreement in principle executed May 6, 2003 with Gryphon Gold Corporation, several potential joint ventures have been explored but none has yet come to fruition.

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


         MINERAL RIDGE

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

         The Mineral Ridge property holds four separate economically mineable gold deposits, the Drinkwater, Mary, Brodie, and Solberry/Bluelite. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade, is 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., an independent mineral auditing consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide and gravity washing. The property further holds exploration potential with identified targets potentially containing additional gold mineralization.

          Since the Company purchased the property in November 2000, it has produced 1,576.67 ounces of gold and 587.12 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant. The Company also continues maintaining and repairing portions of the processing plant, refinery, assay lab, solution ponds, leach lines and offices in anticipation of mine start up.

         On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002 the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond, and anticipates approval to reduce the required bond to approximately $2.7 million. Responses to the agencies questions were resubmitted in February 2003 and the Company received the final permit reclamation permit on May 8, 2003 from NDEP and approval from BLM on May 19, 2003. On June 23, 2003, the Company filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. The Company utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables the Company to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. It also allows the Company the flexibility to increase its bond in the future as it moves into Phase II of its operations at Mineral Ridge.

         It is anticipated that the Company will soon begin gold production by adding cyanide to the leach solutions that are circulating through the leach pad. The Company estimates that between 20,000 to 40,000 ounces of gold will be recovered from the pad in about two years of operations.


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

         On May 13, 2003 the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a private Nevada corporation. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement.

         On July 21, 2003 ("Effective Date"), the Company signed a joint venture agreement with Borealis Mining for the right to acquire up to an undivided 70% interest in the Company's leased claims located on the Borealis property in Mineral County, Nevada for consideration of $125,000. The agreement shall continue for the period of time allowed herein for Borealis Mining to complete the actions for earning a 70% interest in the property, which is forty-eight months. In order to earn an initial undivided 50% right, title, and interest in the properties, Borealis Mining must incur a total of $5 million in qualified expenditures or make payments to the Company as follows:

    Within 12 months of Effective Date                    $   800,000
    Within 24 months of Effective Date an additional        1,000,000
    Within 36 months of Effective Date an additional        1,500,000
    Within 48 months of Effective Date an additional        1,700,000
                                                            ---------
                    Total                                 $ 5,000,000
                                                            =========


RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2002

         We generated no operational revenue for the first six months ended June 30, 2003, as compared to $42,920 for the first six months ended June 30, 2002. The reduction in revenues in 2003 is due to lack of the final reclamation permit that would have allowed the addition of cyanide to the processing circuit and additional gold leach from the existing heap leach material at the mine.

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

         The following table describes the results of operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 for selected expenses.


DESCRIPTION                                                                   2003              2002          DIFFERENCE
---------------------------------------------------------------------         ----              ----          ----------
Finance Charges (1)                                                           $   82,209       $   186,330     $  (104,121)
Plant Operations (2)                                                             202,931           112,625           90,306
Consultants (3)                                                                   64,051            67,255          (3,204)
Lease payments (4)                                                               171,528           187,720         (16,192)
Payroll (5)                                                                      152,206           131,158           21,048
Professional Fees (6)                                                            199,895            47,657          152,238


(1) The change in the finance charge is primarily due to the change in accrual of interest on accounts payable outstanding over one year and the reduction in other interest bearing debt.

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

(4) The decrease in lease payments can be attributed to a decrease in the monthly lease for the Contact property.

(5) The increase in payroll is due the addition of an executive assistant in the Reno office.

(6) The change in professional fees for the year is due to increased legal fees and accounting fees.


         Operating expenses for the six months ended June 30, 2003 totaled $1,484,541 for 2003, compared to $2,024,103 for the same period in 2002. The decrease is due primarily to reduction in exploration expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $15.7 million at June 30, 2003 and approximately $12.2 million at June 30, 2002.

         As of June 30, 2003, we had $203,607 in cash and a working capital deficit of $4,225,934. A significant portion of the cash is allocated to the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate total expenditures for year 2003 for general and administrative expenses to be approximately $250,000 and for exploration and property holding costs to be approximately $1,000,000. Exploration and holding expenditures include $300,000 for the Mineral Ridge gold mine, $300,000 for the Lewis Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments for the six months ended June 30, 2003 totaled $48,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for the F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. No payments have been made for the year 2003 through the end of June. The payments are payable in cash.

         During May 2003, The Company entered into an insurance backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company and has removed the accrued reclamation obligation due to the insurance policy entered into that will pay the future reclamation costs during the term of the policy. The Company paid an additional $200,000 of premiums on the reclamation bond policy in June 2003 with an obligation to pay an additional $167,000 within six months of the inception of the policy and an additional $170,000 within nine months of the inception of the policy. The Company is obligated to pay an additional $11,311 annually thereafter.

         During 2003, our liquidity needs were met from: (i) a private placement of restricted shares of $1,143,189, (ii) the issuance of stock to vendors and employees for goods and services of $150,872, and (iii) the conversion of outstanding debt to common stock of $42,600. As of July 2, 2003, we had 89,555,862 shares of common stock outstanding, which we have recognized as $13,744,151 of paid in capital including cash and services. As of June 30, 2003, we have current assets of

$236,448 compared to current liabilities of $4,462,382 resulting in a working capital deficit of $4,225,934. Total current liabilities increased approximately $198,652 for the six months ended June 30, 2003 compared to the same period in 2002.

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

         During the six months ended June 30, 2003, we raised approximately $1.14 million from the exercise of warrants that convert to restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs at Mineral Ridge, and some funds have been reserved for the additional reclamation bond and start-up capital for the Mineral Ridge Mine.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On March 5, 2003, William F. Matlack, a former shareholder of Golden Phoenix, filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint relates to a former subsidiary of Golden Phoenix, Golden Phoenix Alaska, and alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On July 2, 2003, Golden Phoenix filed its response with respect to the complaint. Golden Phoenix believes the complaint is without substance and intends to vigorously defend this matter.


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

FIRST SIX MONTHS OF 2003                                                  SHARES ISSUED   VALUED RECEIVED   PRICE PER SHARE
------------------------                                                  -------------   ---------------   ---------------
Warrant Exercise at $0.10                                                     11,084,137      $  1,108,414      $      0.10
Warrant Exercise at $0.15                                                        695,168           101,775             0.15
Payments for BO lease                                                            253,800            42,600             0.17
Whitney & Whitney Consulting Services                                             15,605             2,573             0.16
Directors Compensation                                                            33,210             7,500             0.23
                                                                              ----------         ---------       ----------
  Total first six months of 2003                                              12,081,920       $ 1,262,862      $      0.10
                                                                              ==========         =========       ==========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS.

EXHIBIT NO.         DESCRIPTION                                          LOCATION
3.1                 Articles of Incorporation of Golden Phoenix          Incorporated by reference to Exhibit 2.1 to the
                    Minerals, Inc.                                       Company's Registration Statement on Form 10SB12G
                                                                         as filed with the SEC on July 30, 1997

3.2                 Bylaws of Golden Phoenix Minerals, Inc.              Incorporated by reference to Exhibit 2.1 to the
                                                                         Company's Registration Statement on Form 10SB12G
                                                                         as filed with the SEC on July 30, 1997

10.1                Agreement, dated July 22, 1997, by and between       Incorporated by reference to Exhibit 10.2 to the
                    J.D. Welsh & Associates, Inc. and Golden Phoenix     Company's Registration Statement on Form
                    Minerals, Inc.                                       10SB12G/A as filed with the SEC on October 22,
                                                                         1997
10.2                Kennecott Agreement - Option to Purchase with        Incorporated by reference to Exhibit 10.3 to the
                    Exploration Rights, dated September 19,1997, by      Company's Registration Statement on Form
                    and between Kennecott Exploration Company and        10SB12G/A as filed with the SEC on October 22,
                    Golden Phoenix Minerals, Inc.                        1997

10.3                Option Agreement, dated September 1997, by and       Incorporated by reference to Exhibit 10.1 to the
                    between S.F. Lewis Trust and Golden Phoenix          Company's Quarterly Report on Form 10-Q for the
                    Minerals, Inc.                                       period ended September 30, 1997 as filed with the
                                                                         SEC on November 10, 1997

10.4                Amended Supplemental Agreement, dated November 15,   Incorporated by reference to Exhibit 10.2A to the
                    1997, by and between J. D. Welsh & Associates,       Company's Registration Statement on Form
                    Inc. and Golden Phoenix Minerals, Inc.               10SB12G/A, as filed with the SEC on December 29,
                                                                         1997

10.5                Mineral Lease Agreement and Option to Purchase, by   Incorporated by reference to Exhibit 10.4 to the
                    and between Erik Hansen and Golden Phoenix           Company's Registration Statement on Form
                    Minerals, Inc.                                       10SB12G/A, as filed with the SEC on December 29,
                                                                         1997

10.6                Mineral Lease Agreement and Option to Purchase,      Incorporated by reference to Exhibit 10.5 to the
                    dated December 1, 1997, by and between Mack Rife     Company's Registration Statement on Form
                    and Golden Phoenix Minerals, Inc.                    10SB12G/A, as filed with the SEC on December 29,
                                                                         1997

10.7                Financial Consulting Agreement, dated March, 1998,   Incorporated by reference to Exhibit 4.1 to the
                    by and between Market Survey's International, Inc.   Company's Registration Statement on Form S-8, as
                    and Golden Phoenix Minerals, Inc.                    filed with the SEC on April 27, 1998

10.8                Financial Consulting Agreement, by and between       Incorporated by reference to Exhibit 4.1 to the
                    Steven Heard and Golden Phoenix Minerals, Inc.       Company's Registration Statement on Form S-8 as
                                                                         filed with the SEC on September 1, 1998

10.9                Financial Consulting Agreement, by and between       Incorporated by reference to Exhibit 4.2 to the
                    Jason Bahnman and Golden Phoenix Minerals, Inc.      Company's Registration Statement on Form S-8 as
                                                                         filed with the SEC on September 1, 1998


10.10               Form of General Executive Compensation Contract      Incorporated by reference to Exhibit 14.1 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         year ended December 31, 1998, as filed with the
                                                                         SEC on October 27, 1999

10.11               Mineral Ridge Mine Sale Agreement, dated October     Incorporated by reference to Exhibit 2.1 to the
                    9, 2000, by and between Thomas L. Nimsic (Trustee    Company's Current Report on Form 8-K for the
                    for the Chapter 11 bankruptcy estate of Mineral      period ended November 7, 2000, as filed with the
                    Ridge Resources, Inc.) and Golden Phoenix            SEC on November 22, 2000
                    Minerals, Inc.

10.12               Common Stock Purchase Agreement, dated November      Incorporated by reference to Exhibit 10.1 to the
                    12, 2002, by and between Golden Phoenix Minerals,    Company's Quarterly Report on Form 10-QSB for the
                    Inc. and Fusion Capital Fund II, LLC                 period ended September 30, 2002, as filed with
                                                                         the SEC on November 19, 2002

21                  Subsidiaries of Golden Phoenix Minerals, Inc.        Incorporated by reference to Exhibit 21 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         year ended December 31, 1998, as filed with
                                                                         the SEC on October 27, 1999



         (B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLDEN PHOENIX MINERALS, INC.

Date:    August 14, 2003              By: /s/ Michael R. Fitzsimonds
                                      Michael R. Fitzsimonds
                                      President and Director
                                      (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:    August 14, 2003               By: /s/ Michael R. Fitzsimonds
                                       Michael R. Fitzsimonds
                                       President and Director
                                       (Principal Executive, Financial and
                                       Accounting Officer)

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*


         I,  Michael R. Fitzsimonds certify that:


          1. I have reviewed this form 10-QSB for the quarter ended June 30, 2003 of Golden Phoenix, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

          4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

                    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    (b) Omitted;

                    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

          5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                     Date:    August 14, 2003
                                     By:      /s/ Michael R. Fitzsimonds
                                     Name:    Michael R. Fitzsimonds
                                     Title:   President and
                                              Chief Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*


          I, Michael R. Fitzsimonds, certify that:


          1. I have reviewed this form 10-QSB for the quarter ended June 30, 2003 of Golden Phoenix Minerals, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

          4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

                    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    (b) Omitted;

                    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

          5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                      Date:    August 14, 2003
                                      By:      /s/ Michael R. Fitzsimonds
                                      Name:    Michael R. Fitzsimonds
                                      Title:   Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Golden Phoenix Minerals, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:    August 14, 2003              By:      /s/ Michael R. Fitzsimonds
                                      Name:    Michael R. Fitzsimonds
                                      Title:   President and
                                               Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kirkpatrick & Lockhart LLP and will be retained by Kirkpatrick & Lockhart LLP and furnished to the Securities and Exchange Commission or its staff upon request.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of Golden Phoenix Minerals, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:    August 14, 2003               By:      /s/ Michael R. Fitzsimonds
                                       Name:    Michael R. Fitzsimonds
                                       Title:   Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kirkpatrick & Lockhart LLP and will be retained by Kirkpatrick & Lockhart LLP and furnished to the Securities and Exchange Commission or its staff upon request.