Form 10QSB/A
period 2002-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-09-23
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB


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

ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------


      QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer
(CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.


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


      CONCLUSIONS. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that (1) our transcations are properly authorized, (2) our assets are safeguarded against unauthorized of imporper use, and (3) our transactions are properly recorded and reported, all to pernmit the preparation of our financial statements in conformity with general accepted accounting principals.


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


Date:  September 23, 2003                  By: /s/ Michael R. Fitzsimonds
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




Date:  September 23, 2003                  By: /s/ Michael R. Fitzsimonds
       -----------------                       --------------------------
                                           Michael R. Fitzsimonds
                                           President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of NeoMedia Technologies, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



By: /s/ Michael R. Fitzsimonds                         Date: September 23, 2003
    --------------------------                         ------------------------
Michael R. Fitzsimonds, President and Director
(Principal Executive Officer)

By: /s/ Michael R. Fitzsimonds                         Date: September 23, 2003
    --------------------------                         ------------------------
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



Date: September 23, 2003              By: /s/ Michael R. Fitzsimonds
                                          --------------------------

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




Date: September 23, 2003                   By: /s/ Michael R. Fitzsimonds
                                              ---------------------------

                                           Michael R. Fitzsimonds
                                           President and Principal Financial
                                           And Accounting Officer