Form 10QSB/A
period 2003-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-09-23
CIK 1042784

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



                                           GOLDEN PHOENIX MINERALS, INC.

Date:  September 23, 2003                  By: /s/ Michael R. Fitzsimonds
       ------------------                      --------------------------
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




Date:  September 23, 2003                  By: /s/ Michael R. Fitzsimonds
       ------------------                     --------------------------
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