Form 10QSB/A
period 2003-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-09-23
CIK 1042784

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

         CONCLUSIONS. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.

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


                                     Date:    September 23, 2003
                                     By:      /s/ Michael R. Fitzsimonds
                                     Name:    Michael R. Fitzsimonds
                                     Title:   President and
                                              Chief Executive Officer


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


                                      Date:    September 23, 2003
                                      By:      /s/ Michael R. Fitzsimonds
                                      Name:    Michael R. Fitzsimonds
                                      Title:   Chief Financial Officer


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



Date:    September 23, 2003           By:      /s/ Michael R. Fitzsimonds
                                      Name:    Michael R. Fitzsimonds
                                      Title:   President and
                                               Chief Executive Officer



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



Date:    September 23, 2003            By:      /s/ Michael R. Fitzsimonds
                                       Name:    Michael R. Fitzsimonds
                                       Title:   Chief Financial Officer


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