Form 10KSB/A
period 2002-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-11-14
CIK 1042784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The registrant had revenues of $118,007 for the year ended December 31, 2002.

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant on November 7, 2003, was approximately $40.3 million, based on the average bid and asked prices on such date of $0.50.

      The Registrant had 93,858,710 shares of common stock, no par value per share, outstanding on November 7, 2003.

                                     PART I

ITEM 1. BUSINESS

General Description Of Business

      Forward-Looking Statements and Associated Risks. This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.

The Company

      Golden Phoenix is a mineral property development company, formed in Minnesota on June 2, 1997. Golden Phoenix plans to produce economically valuable minerals from the mineral properties we currently control, and from mineral properties that we may acquire in the future. Our acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals located in Nevada and the Western United States.

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

      The following table set forth the regulations Golden Phoenix is subject to and the costs associated with compliance of such regulations.

                                                          Compliance
Name of Regulation                            Fees          Cost       Type of Compliance
------------------                            ----        ----------   ------------------
Nevada Department of Environmental
  Protection Water Pollution Control        $ 14,000       $  4,800    Quarterly water sampling & waste rock sampling
Nevada Department of Environmental
  Protection Air Quality                     $ 2,000       $  2,000    Air quality monitoring of equipment
Nevada Department of Environmental
  Protection Reclamation                     $ 5,000             --    Reclamation
Mining Safety Health Association                  --      $   2,000    Safety equipment and training
---------------------------------------------------------------------------------------------------------------------
Total                                       $ 21,000      $   8,800
                                            ========      =========

      We are current on all regulatory reports that must be filed with respect to our properties and operations.

      There are a total of 29 permits required to bring a mine into production. The last major permit, Reclamation Permit and Plan of Operation, was issued May 8, 2003. This permit determines the amount of bonding required for the project. There are three other major permits, which have a renewal period that has coincided with Golden Phoenix's acquisition of the mine property. These permits are: Air Quality Permit, Water Pollution Control Permit, and Artificial Pond Permit. The renewal applications for these permits have been submitted and Golden Phoenix is awaiting approval of the new Water Pollution Control. The new Air Quality Permit was received on February 24, 2003. The Artificial Pond Permit was renewed during 2001. There are several mine safety permits that will be renewed when Golden Phoenix informs the MSHA that it is restarting the mine. These permits require inspections prior to the start of full operations. Golden Phoenix intends to notify the appropriate agency within the required time frames for the restart of operations.

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

Capital Equipment

      In the next twelve months, we anticipate purchasing certain capital equipment for the Mineral Ridge mine, which would be support equipment for the process and leach facilities, including a small dozer, front-end loader, forklift, and a small haul truck, which cost could range from $50,000 to $200,000. We anticipate funding these capital equipment expenditures with funds we receive from our Fusion Capital financing and from any revenues we may generate. The Company plans to conduct all mining with contractors. However if the Company decides to do its own mining, then a fleet of mining equipment would be purchased or leased. The equipment required would include a bulldozer, front-end loader, road grader, haul trucks, blast-hole drill rigs, and field support vehicles We anticipate purchasing some capital equipment for the Mineral Ridge mine, which would be support equipment for the process and leach facilities such as a small dozer, front end loader, forklift, and a small haul truck. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.

Mining Properties And Projects

      The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a 20-acre mining claim granted under the 1872 Mining Law. The Federal government still owns the surface estate even though the subsurface can be owned through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims, which are staked by another individual or corporation, can be controlled by either leasing or purchasing the claims outright from the private owners that staked the claims on public land. Patented mining claims are claims that were staked under the 1872 Mining Law, and through application and approval, the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the private owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

      The following describes the existing mining projects found in Nevada that are owned or controlled by us. Our primary and most important mining property asset is the operating Mineral Ridge gold project. The other three key projects are exploration/development-stage properties and are the Contact copper-silver project, the Borealis gold-silver project and the Ashdown gold-molybdenum project.

                                Golden Phoenix Probable Reserves
-------------------------------------------------------------------------------------------------------
Property                     Probable Reserve      Grade     Recovery       Price     Recoverable Metal
--------                     ----------------      -----     --------       -----     -----------------
Mineral Ridge Gold Project    2,600,000 tons     0.076 opt      81%        $325/oz       172,000 oz

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

      Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. Prior mine operators had spent about $30 million on the property, which includes about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property comes with an active leach pad and ore exposed in the Drinkwater pit.

      The Mineral Ridge property holds four separate economically mineable gold deposits, the Drinkwater, Mary, Brodie, and Solberry/Bluelite. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade, is 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., a outside consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of June 30, 2003, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $3,141,376.

      Golden Phoenix has filed a $1.8 million interim reclamation bond, which allows us to hold the Mineral Ridge property while other permitting is underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a startup company. We were required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. The bond was due for a three-year review by the Bureau of Land Management and Nevada Department of Environmental Protection. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the Bureau of Land Management; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two previous operators and one of our shareholders. On May 8, 2003, Golden Phoenix obtained a new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. Now that the new permit and bond are in place the company assumes its reclamation obligation to be $2.7 million. We are working to obtain additional operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize (1) gold production from the leach pad through the addition of new cyanide to the regular leach fluids to increase gold recovery and (2) significant new gold production from initiating open pit mining, which will be processed through cyanide vat leach gold recovery plant.

      The total value of the gold sales over five-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $36 million and capital costs of $6 million. The net cash flow, including royalties and federal income taxes, is estimated to be $12 million. As of December 31, 2002, the Mineral Ridge property has sold 1,974 ounces of gold and 983 ounces of silver since the acquisition by the Company for a net value to the Company of $462,948.

      We intend to commence further exploration of numerous targets and development of identified economic mineralization at the Mineral Ridge Project once mining is initiated. It is expected that this work will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine. This work has been delayed in the past in part due to on-going discussions we have had with the Bureau of Land Management and the Nevada Department of Environmental Protection with respect to the approximate amount of the reclamation bond. An additional reason for the delay in restarting the mine has been our lack of capital necessary to fund the reclamation bond required to restart the leach pad. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. It also allows us the flexibility to increase our bond in the future as we move into Phase II of our operations at Mineral Ridge.

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

      The Mineral Ridge facilities we took over in 2000 was initially built by Cornucopia Resources Ltd., the prior owner of Mineral Ridge. In July 1993, Cornucopia entered into a mining lease on the Mary and Drinkwater claims with the Mary Mining Trust. In May 1995, Cornucopia entered into an option agreement with BUSA on the Oromonte claims, which generally cover the land on top of the ridge where the crusher is now located. Commencing in July 1993, Cornucopia conducted extensive exploration and development programs on the Mineral Ridge Property. In February 1996, Behre Dolbear performed a feasibility study for Cornucopia that was positive and stressed two main risks: (1) grade control during mining and (2) maintaining the permeability of the heaps by agglomerating with sufficient cement.

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

      Ore Crushing. Evaluation of the crushing plant, which crushes rocks as large as 3 feet in diameter down to 1/8-inch particles, found that numerous design problems exist in the plant. The biggest problem is that the plant has an internal 60 percent recycle load, which means that rock that was properly sized was not removed from the flow stream, but had to be carried along with rocks requiring additional crushing. Furthermore, the plant had no internal storage pile capacity, so that if a piece of equipment required repair, the entire plant had to be shut down. Golden Phoenix plans to reconfigure the entire crusher so that it operates efficiently and cost effectively. The use of the crushing facility is not anticipated until Phase II operations commence. Phase II of the operation is planned for commissioning approximately 2 years after Phase I, which is to re-leach the existing leach pad to recover between 20,000 and 24,000 ounces of gold. We are in the preliminary stages of this redesign of the plant; therefore, at this time, we are unable to estimate the time and cost of the reconfiguration of the crushing plant. Management will make the decision to reconfigure the crushing plant as the design approaches completion, as well as the decision about what parts of the plant will be used and what will be disposed of is decided. Crushed products will go directly to a nearby mill that we anticipate will be constructed in the next twenty-four months.

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

      Steven D. Craig, in-house geologist and an Officer and Director of Golden Phoenix, has completed an analysis of the various favorable geological features associated with the two types of veins. This includes defining the different types of gold veins and when they formed, performing a structural reconstruction of the host rocks through time, and identifying the extent of the favorable geological environment in which gold deposits could be found. This work then allowed certain conclusions for discovering gold mineralization in previously unrecognized and untested targets. The further potential was analyzed by identifying both mesothermal and epithermal targets. The five targets that were identified we believe have potential for the discovery of additional gold mineralization. These targets are (1) the down dip extension of the Mary Drinkwater zone, (2) the up dip extension of the Mary Drinkwater zone under Deep Springs Hill, (3) The NNE structural zone trending through the Drinkwater deposit, (4) the Brodie NNE structural zone to Oro Monte, and (5) the Brodie-Missouri WNW structural zone. We believe that by drilling these targets, the mineable ore reserves held on the property will increase.

Borealis Project, Mineral County, Nevada

      The Borealis gold property is located approximately twelve miles southwest of the town of Hawthorne in the Walker Lane gold belt. Access to the property is gained from a gravel road located about two miles south of Hawthorne from State Highway 359. The gravel road goes over Lucky Boy Pass to the west and the property is accessed from this road after about ten miles from the highway.

      The property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an explanation partnership to facilitate leasing the entire mineralized zone owned by the three partners. Subsequent to acquiring this lease, two of the partners have become shareholders in the Company; one is a minor shareholder and the other is John Whitney who, as of July 1, 2003 controlled approximately 7.8% of Golden Phoenix's issued and outstanding common stock. The lease was entered into on January 24, 1997 and control of the property is maintained with monthly advanced royalty payments. Current monthly payments are $8,000; we are current on these payments. The production royalty is calculated by dividing the price of gold by 100. As of December 31, 2002, total expenditures including acquisition cost on the Borealis property have been $1,919,179.

      On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, and other exploration activities.

      Echo Bay Minerals and their predecessors mined the property from eight pits beginning in 1981. The mine processed 10.7 million tons of gold ore that averaged 0.059 ounces of gold per ton, which yielded 635,000 ounces of gold. Echo Bay terminated oxide ore mining in 1991.

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

      Golden Phoenix began acquiring operating rights to the Borealis Project in 1997 and in October of 2000 it had increased its ownership of the underlying lease to 100 percent. After gaining majority control in early 1998, the Company began an extensive evaluation of the property, which mostly focused on building a digital drill-hole database. This work developed a new understanding of the remaining gold resource and the potential to find significant new gold deposits.

      An in house mining engineer using Minesight(TM) software, after the drill hole information was entered and checked into a database, calculated the remaining mineralized material using industry standard search parameters. This material is contained in the Borealis, Freedom Flats, East Ridge/Gold View, Polaris, and Northeast Ridge deposits. In total the Company identified a large quantity of mineralized material totaling 33,396,000 tons averaging 0.044 ounces per ton of gold and silver averaging 0.228 ounces per ton silver.

      The plans and program that Gryphon Gold has proposed are extensive and are designed to support an initial production decision by March 2005. Gold production is initially anticipated to be from both the existing leach piles and from mining of new oxide ore. The plan includes obtaining all permits and a comprehensive sampling and testing program for mine design and engineering in order to optimize gold recovery.

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

Contact Project, Elko County, Nevada

      The Contact copper project is located about 50 miles north of Wells in Elko County, Nevada. The property covers about eleven-square miles and is controlled by both 152 patented and two unpatented mining claims. Access to the property is by following a dirt road one mile to the west, which intersects U.S. Highway 93 at the Nevada Department of Transportation yard at the hamlet of Contact. Golden Phoenix has two agreements in place on the Contact property; the first is the International Enexco Joint Venture and the second is with F. W. Lewis, Inc. On January 28, 1998, we acquired the right to earn a 60 percent interest in the International Enexco Limited ("Enexco") patented mining claims through a combination of annual work commitments totaling $2,600,000 on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At December 31, 2002, the total liability for monthly payments and minimum work commitments to Enexco was $1,127,000. The President of Enexco has deferred the current late payments for a later time. Enexco did not set a specific due date for the payment of the current late payments. The current late payments are due on demand by Enexco. Golden Phoenix also has the option to acquire Enexco's remaining 40 percent in the joint venture following the 60 percent earn-in, for an additional $5 million for the first 20 percent and $10 million for the remaining 20 percent. These agreements expire if Golden Phoenix terminates the joint venture agreement or is found in default of any term in the agreement. A 0.25 percent net smelter return royalty burdens the Enexco property upon production and is payable to the SF Lewis Trust.

      On July 10, 1998, Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000. In addition, Golden Phoenix is to issue F.W. Lewis common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002 and expend a total of $1,650,000 of minimum work commitment related costs. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco, Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco property. As of December 31, 2002, $62,500 has been paid toward the monthly payments and 4,453,623 shares have been issued, which were valued at $676,000. As of December 31, 2002, the total liability owed to F.W. Lewis was $43,000 for the exploration license, $1,550,000 for the bi-annual stock distribution and $1,117,000 for the minimum work commitment not yet performed. The option to purchase price for the Lewis property is $3 million cash and $1 million worth of Golden Phoenix common stock and can be executed at any time during the option period. The option was further granted and extended under the First Amendment agreement. The SF Lewis Trust, which controls all the shares of
F. W. Lewis, Inc., will retain a five per cent production royalty on gold and silver and 4 percent on all other minerals. The SF Lewis Trust production royalty may be purchased for $3 million cash and $2 million worth of common stock. Golden Phoenix was obligated to expend $250,000 on exploration during 1998 and $1.4 million over the term of the 4-1/2 year License agreement, which ended December 31, 2002.

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

      The Contact copper project contains mineralized material from over 100 drill holes of 61,513,000 tons grading 0.77% copper at a 0.2% cutoff. Internal to the Banner mineralized zone are several continuous high-grade zones that range from five to forty feet wide. Using a 3% cutoff grade on these zones, Golden Phoenix estimated this mineralized material to be 1,777,000 tons grading 7.17% copper.

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

Ashdown Project, Humboldt County, Nevada

      The Ashdown gold-molybdenum project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada. The property covers about 6-square miles and is controlled by 196 unpatented mining claims. Access to the property is gained by following a dirt road located about 10 miles west of Denio Junction off of paved State Route 140 for about three miles to the southeast to the property.

      Prior to signing of the PRS agreement with Golden Phoenix, PRS Enterprise Inc. (PRS), a Nevada LLC, and Win-Eldrich Mines, Ltd. (W-E) signed a Memorandum of Understanding relating to the Ashdown mine, controlled by W-E. This Memorandum of Understanding granted PRS the rights to explore and develop the property known as the Ashdown Mine in Humboldt County, Nevada, provided PRS meets certain investment requirements by December 15, 2003. On September 19, 2003, Golden Phoenix Minerals entered a Memorandum of Understanding with PRS Enterprise, Inc. to become its project operator for the Ashdown project. The agreement required that PRS raise the funding necessary to develop and operate the Ashdown Property. To the extent the necessary funds become available, Golden Phoenix will perform the required work to acquire the proper permits, and to explore and develop the Ashdown property. All work will be conducted in a professional manner, and in compliance with appropriate state and federal regulations. To accomplish the tasks set forth, a management committee will be set up, consisting of PRS, W-E, and Golden Phoenix. Further, the parties agreed to a share of the profits, if any, from the mining operation including an investor payback plan.

      Approximately $8 million in exploration and development drilling has been conducted on the property since about 1985. This money was applied to drilling about 270 reverse circulation and core holes, driving 1800 feet of tunnel to get bulk samples of the molybdenite mineralization, and conducting several feasibility studies for open pit and underground mining operations.

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

      The Company plans to hire an environmental manager and chief financial officer, who will oversee Company wide responsibilities in their specialties. They will be assigned to the Reno headquarters office. In the event the Company develops the Contact and Borealis copper and gold projects, we anticipate that we will need to hire mine managers, geologists, and engineers to ensure proper development of the projects. It is not known when these projects will be developed.

Certain Business Risk Factors

      You should carefully consider the risks described below before purchasing our common stock. The risks set forth below describe the material risks presently known by the Company. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

      We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,944,312, and $2,979,873 respectively, during the years ended December 31, 2002 and 2001, respectively. As a result, at December 31, 2002, we had an accumulated deficit of $15,756,200. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.

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

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2002 and 2001 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2002, we have generated significant losses from operations, had an accumulated deficit of $15,756,200 and had a working capital deficit of $4,212,556 at December 31, 2002, which together raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2002.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

      We do not currently have sufficient financial resources to fund our operations. As of December 31, 2002, we had a working capital deficit of $44,212,556. Therefore, we need additional funds to continue these operations. Upon effectiveness of the registration statement which we are filing pursuant to the common stock purchase agreement with Fusion Capital, we only have the right to receive $15,000 per trading day under such agreement unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

      If sufficient financing from Fusion Capital is not available or if we are unable to commercialize and sell our gold, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $12.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional financing to fully implement our business, operating and development plans if our future revenues are not sufficient to meet our working capital needs. At this time, we cannot accurately predict the amount of additional financing we may need to fully implement our business, operating and development plans, as our mining operations are constantly evolving. Anticipated total operating costs for the life of our mines exceed the funding available through our agreement with Fusion Capital. We anticipate that the financing from Fusion Capital should satisfy our liquidity needs for the next twelve months. As an example, testing and engineering on Phase II of the Mineral Ridge property is not currently complete and will require us to reevaluate our projection on a regular basis as these results are obtained. The amount of additional financing that we require is not known at this time as certain operational goals must be met first in order to better estimate our capital requirements. In the event we require additional financing in addition to the Fusion Capital financing to sustain our working capital needs and if such additional financing be unavailable or prohibitively expensive when we require it, we would be forced to curtail or cease our business operations.

The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations

      A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay an annual holding fee of $100 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable. Because mining claims are self- initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than those of Golden Phoenix. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged. Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No title insurance is available for mining. In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.

Estimates Of Mineral Reserves And Of Mineralized Material Are Inherently Forward-Looking Statements, Subject To Error, Which Could Force Us To Curtail Or Cease Our Business Operations

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

      o Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining, one which is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

      o Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. The mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations, which would force us to curtail or cease our business operations.

      o Changes in Environmental and Mining Laws and Regulations: Golden Phoenix believes that it currently complies with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and additional changes may occur in the future.

Environmental Controls Could Curtail Or Delay The Exploration And Development Of Our Mines And Impose Significant Costs On Us

      We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and copper ore mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation. The impact of bonding the Mineral Ridge Mine has been significant. The estimated and agreed-upon reclamation cost of the Mineral Ridge property increased from $1.64 million in 1996 to $2.7 million in 2003, an increase of approximately $1.06 million or 65%. The increase was not a result of changes in the required work to be completed, but rather it was a result of changes in the administrative costs of the reclamation and changes with respect to how leach pads and tailing dams are reclaimed. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue the surety bond. This addition of cash collateral for the bond has had a significant impact on our ability to bring the Mineral Ridge property into production. We have satisfied the initial cash collateral requirement for the surety bond and the bond is in place. We have two remaining payments for the bond, totaling approximately $337,000, due prior to March 2004, with annual premiums thereafter of approximately $11,300, decreasing annually as the surety limits decrease. We anticipate meeting this obligation from funds generated by any future revenue, our Fusion Capital financing or through a possible payment plan set up with the insurance company. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease operations.

      Many states, including the State of Nevada (where all of our properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us

      During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the sitting United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on "net profits" from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

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

      o     estimation of reserves;

      o     anticipated metallurgical recoveries;

      o     future gold prices; and

      o     anticipated capital and operating costs of such projects.

      Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

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

      o     fluctuations in gold prices; and

      o     accidents, labor actions and force majeure events.

      Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Gold Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive

      Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

      o the identification of potential gold mineralization based on superficial analysis;

      o the quality of our management and our geological and technical expertise; and

      o     the capital available for exploration and development.

      Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

Mineral Exploration Is Highly Speculative

      Exploration for minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology. The exploration targets on the properties we own, lease or acquire in the future may not contain commercially mineable mineral deposits.

The Price Of Gold and Copper are Highly Volatile And A Decrease In The Price Of Gold or Copper Can Have A Material Adverse Effect On Our Business

      The profitability of gold and copper mining operations is directly related to the market prices of gold and copper. The market prices of gold and copper fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold and copper from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold or copper makes such exploration economically feasible and, subsequently, incur losses because the price of gold or copper decreases. Adverse fluctuations of the market prices of gold and copper, respectively, may force us to curtail or cease our business operations.

Mining Risks And Insurance Could Have An Adverse Effect On Our Profitability

      Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although we currently maintain insurance to ameliorate some of these risks, more fully described in the description of our business in this Prospectus, such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

We Are Currently Not Compliant With The Terms Of Our International Enexco Joint Venture And Our F.W. Lewis Exploration License

      On January 28, 1998, we acquired the right to earn a 60% interest in the International Enexco Limited patented mining claims with respect to the Contact Project in Elko County, Nevada, through a combination of annual work commitments totaling $2.6 million on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At December 31, 2002, our total past-due liability for monthly payments and minimum work commitments to Enexco was $1,127,000. Enexco has deferred the current late payments for a future unspecified date. The current late payments are due on demand by Enexco. In the event we are unable to pay Enexco the amounts due when demanded, we could lose our investment in the Contact Project. In addition, if we are found in default of any term of the agreement with Enexco, our earn-in right will expire.

      On July 10, 1998, Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000. In addition, Golden Phoenix is to issue F.W. Lewis common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002 and expend a total of $1,650,000 of minimum work commitment related costs. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco property. As of December 31, 2002, $62,500 has been paid toward the monthly payments and 4,453,623 shares have been issued, which were valued at $676,000. As of December 31, 2002, the total liability owed to F.W. Lewis was $43,000 for the exploration license, $1,550,000 for the bi-annual stock distribution and $1,117,000 for the minimum work commitment. In the event we are unable to pay F.W. Lewis the amounts owed, we could lose our investment in the SF Lewis Trust portion of the Contact Property.

We Are Dependent On Key Personnel, The Loss Of Either Of Them May Have An Adverse Effect

      We are dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Chairman of the Board of Directors, and Steven D. Craig, Vice-President and Director. The loss of either of these individuals could force us to curtail our business and operations. We currently do not have key person insurance on these individuals.

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital

      The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $0.56 and $0.09. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, including Fusion Capital and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities will be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

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

      Golden Phoenix's business is related to mineral properties which are described more specifically in Item 1 above.

      We consider our existing facilities to be adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

      On March 5, 2003, William F. Matlack, a former shareholder of Golden Phoenix, filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint relates to a former subsidiary of Golden Phoenix, Golden Phoenix Alaska, and alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On July 2, 2003, Golden Phoenix filed its response with respect to this complaint. Golden Phoenix believes that this complaint is without substance and intends to vigorously defend this matter.

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

Year 2000                                                 High             Low
---------                                                 ----             ---
First quarter                                             $0.40           $0.20
Second quarter                                            $0.24           $0.15
Third quarter                                             $0.19           $0.14
Fourth quarter                                            $0.17           $0.11

Year 2001                                                 High             Low
---------                                                 ----             ---
First quarter                                             $0.15           $0.09
Second quarter                                            $0.21           $0.10
Third quarter                                             $0.16           $0.10
Fourth quarter                                            $0.13           $0.09

Year 2002                                                 High             Low
---------                                                 ----             ---
First quarter                                             $0.25           $0.09
Second quarter                                            $0.55           $0.18
Third quarter                                             $0.46           $0.23
Fourth quarter                                            $0.31           $0.17

Year 2003                                                 High             Low
---------                                                 ----             ---
First Quarter                                             $0.34           $0.17
Second Quarter                                            $0.33           $0.15
Third Quarter                                             $0.44           $0.25
Fourth Quarter (October 1 - October 31)                   $0.53           $0.37

      On October 31, 2003, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.53 per share. On October 31, 2003, we had in excess of 500 holders of common stock and 93,858,710 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

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

Recent Sales Of Unregistered Securities

      The following table provides the sales of unregistered securities for the past year.

                                              Nature                                                            Share Price
                                       of Services Performed             Shares Issued    Value Received         Per Share
                                       ---------------------             -------------    --------------         ---------
First Quarter 2002
Private Placement For Cash                                                 4,640,000         $  464,000         $   0.100
Exchange Of Stock For Part Of
  Interim Reclamation Bond                                                 1,257,862            200,000             0.160
Lease - Borealis Paid In Stock                                               328,235             27,900             0.090
Jeffrey Baclet Investor Relations  Investor Relations                        100,000             18,500             0.185
The Eversull Group Investor
  Relations                        Investor Relations                        100,000             17,000             0.170
                                                                          ----------        -----------         ---------
  Total First Quarter 2002                                                 6,426,097         $  727,400         $   0.113
                                                                          ==========        ===========         =========

Second Quarter 2002
Private Placement For Cash $0.10                                           3,060,002         $  306,000         $   0.100
Private Placement For Cash $0.15                                           5,692,504            851,375             0.150
Warrant Exercise                                                             827,100             82,710             0.100
Directors Compensation For Board
  Meetings                                                                   109,448             43,779             0.400
Payments For BO Lease              Lease Payments                            201,333             30,200             0.150
Fusion Capital Fund II LLC                                                   250,000             46,250             0.185
Jeffrey Baclet Investor Relations  Investor Relations                        115,000             51,750             0.450
Taylor Hard Money Advisors
  Public Relations                 Public Relations                          400,000            202,000             0.505
The Eversull Group Investor
  Relations                        Investor Relations                        100,000             35,000             0.350
Thomas Mancuso Consulting
  Services                         Geological Consulting                      20,000              4,700             0.235
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              114,198             18,843             0.165
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              400,000             74,000             0.185
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                4,459                870             0.195
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              112,786             21,993             0.195
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               61,442             11,367             0.185
Newmex Nevada Inc. Debt Service                                              392,963             39,296             0.100
Richard Cavell Family Trust Debt
  Service                                                                     86,133             25,840             0.300
Craig & Diana B Drossell Debt
  Service                                                                    399,263             63,186             0.160
                                                                          ----------        -----------         ---------
  Total Second Quarter 2002                                               12,346,631        $ 1,909,159         $   0.155
                                                                          ==========        ===========         =========

                                              Nature                                                            Share Price
                                       of Services Performed             Shares Issued    Value Received         Per Share
                                       ---------------------             -------------    --------------         ---------
Third Quarter 2002
Private Placement For Cash $0.15                                              83,334         $   12,500         $   0.150
Warrant Exercise                                                             500,000             50,000             0.100
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               99,141             34,699             0.350
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               98,039             17,647             0.180
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               60,435             23,570             0.390
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              110,582             36,492             0.330
Whitney & Whitney Debt Conversion                                            350,000             35,000             0.100
Fusion Capital LLC Commitment Fee                                          1,587,302            300,000             0.189
                                                                          ----------        -----------         ---------
  Total Third Quarter 2002                                                 2,888,833         $  509,908         $   0.177
                                                                          ==========        ===========         =========

Fourth Quarter 2002
Warrant Exercise                                                             100,000         $   10,000         $   0.100
David Caldwell Director
  Compensation                                                               100,000             22,000             0.220
Allan Marter Director
  Compensation                                                               100,000             22,000             0.220
Contact Lease Payment              Lease Payment                           2,753,623            605,797             0.220
Payments For BO Lease              Lease Payment                              78,400             16,464             0.210
Chuck DuCharme Finders Fee                                                    50,333             27,683             0.550
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               25,570              5,370             0.210
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               57,403             12,055             0.210
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               52,947              9,530             0.180
Fusion Capital Fund Debt For
  Professional Services                                                      200,000             36,000             0.180
Whitney & Whitney Debt Conversion                                            350,000             35,000             0.100
Convertible Note Conversion                                                   44,323             13,297             0.280
Fusion Capital Fund Advance
  Against Equity Line                                                      2,000,000            540,000             0.270
                                                                          ----------        -----------         ---------
  Total Third Quarter 2002                                                 5,912,599        $ 1,355,196         $   0.229
                                                                          ==========        ===========         =========

First Quarter 2003
Warrant Exercise At $0.10                                                  9,414,137          $ 941,414         $   0.100
Warrant Exercise At $0.15                                                    446,668             64,500             0.150
Payments For BO Lease                                                        253,800             42,600             0.170
                                                                          ----------        -----------         ---------
  Total First Quarter 2003                                                10,114,605        $ 1,048,514         $   0.100
                                                                          ==========        ===========         =========

                                              Nature                                                            Share Price
                                       of Services Performed             Shares Issued    Value Received         Per Share
                                       ---------------------             -------------    --------------         ---------
Second Quarter 2003
Warrant Exercise at $0.10                                                  1,370,000         $  137,000         $   0.100
Warrant Exercise at $0.15                                                    248,500             37,275             0.150
Directors' Compensation for
  Board Meetings                                                              33,210             10,295             0.310
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               15,605              2,573             0.170
                                                                          ----------        -----------         ---------
  Total Second Quarter 2003                                                1,667,315         $  187,143         $   0.112
                                                                          ==========        ===========         =========

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

Overview

      Golden Phoenix Minerals, Inc. is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine. The other three key properties are the Borealis gold-silver project, Contact copper-silver project, and the Ashdown gold-molybdenum project.

      Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed us to hold the Mineral Ridge property while other permitting was underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a startup company. We were required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. The bond was due for a three-year review by the Bureau of Land Management and Nevada Department of Environmental Protection. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the Bureau of Land Management; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two previous operators and one of our shareholders. On May 8, 2003, Golden Phoenix obtained a new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. Now that the new permit and bond are in place the company assumes its reclamation obligation to be $2.7 million. We are working to obtain additional operating capital required to put the mine into production. Once these goals are achieved, our operating plan provides for us to realize (1) gold production from the leach pad through the addition of new cyanide to the regular leach fluids to increase gold recovery and (2) significant new gold production from initiating open pit mining, which will be processed through cyanide vat leach gold recovery plant. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear & Company, Inc. an independent mineral auditing consultant, the total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

      The Contact property is held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allows it to combine deposits within the district allowing for economic mining, which was previously not possible. Mining is planned to be done by open pit and processing by solvent extraction-electro-wining leaching.

      The Ashdown property is held through a Letter Agreement with PRS Enterprises with Golden Phoenix managing the project. PRS also has a Letter Agreement with Win-Eldridge Mines, Ltd., which grants the Ashdown property to the three-company venture.

      The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our four mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have one Joint Venture Agreement executed July 19, 2003 with Gryphon Gold Corporation and a Letter Agreement to Joint Venture executed September 19, 2003 with PRS Enterprises. No other joint ventures have been entered into.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

Going Concern

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

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements.

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

      In early 2003 Behre Dolbear & Company, Inc., Denver, Colorado was contracted to do an independent technical review of our reported mine reserves at Mineral Ridge, Borealis and Contact. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by Golden Phoenix. While Behre Dolbear discussed this information and data with Golden Phoenix's staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear believes that Golden Phoenix has reasonable basis for concluding that reserves exist at the Mineral Ridge project. The estimated reserves at the Mineral Ridge Project include some proven reserves, which have not been separated from the probable reserves. For the Contact Project, Behre Dolbear found that enough information exists to delineate mineralized material under the SEC terminology. They further found that further exploration and testing work may result in the delineation of copper reserves.

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

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2002. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. Now that the new permit and bond are in place the company assumes its reclamation obligation to be $2.7 million. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

New Accounting Pronouncements

      New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

      SFAS No. 143 - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandoned costs. The statement was adopted January 1, 2003, at which time the Company recorded the estimated present value of reclamation liabilities totaling $1,269,472, including accretion of the discounted liability from the date the property was acquired, and recognized the carrying amount of the related retirement asset in the amount of $1,063,300, all related to the Mineral Ridge property. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets on a units of production basis and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The cumulative effect of this change in accounting principle as a result of the adoption of SFAS No. 143 was $693,828. The Company has no other reclamation obligations or liabilities related to its other mineral properties.

      SFAS No. 145 - On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS (4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

      SFAS No. 146 - In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

      SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

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

      SFAS No. 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The Company does not expect that the adoption of SFAS 150 will have a material effect on the Company's financial statements.

Results Of Operations

Results Of Operations For The Fiscal Year Ended December 31, 2002 Compared To Fiscal Year Ended December 31, 2001

      We generated no revenue for the fiscal year ended December 31, 2002, as compared to no revenue for the fiscal year ended December 31, 2001.

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

      The following table describes the results of operations for the fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001.

Description                               2002           2001         Difference
-----------                               ----           ----         ----------
Finance Charges (1)                     $253,231       $189,392       $  63,839
Plant Operations (2)                     308,637        293,577          15,060
Bad Debt (3)                              52,203             --          52,203
Consultants (4)                          108,518         25,735          82,783
Directors Fees (5)                        43,779             --          43,779
Investor Relations (6)                   429,092         50,453         378,639
Lease payments (7)                       930,620        728,000         202,620
License & Permits (8)                     68,901         27,502          41,399
Payroll (9)                              311,270        249,513          61,757
Professional Fees (10)                   194,239        259,611         (65,372)

----------
(1) The change in the finance charge is primarily due to the change in accrual of interest on unpaid salaries for Michael Fitzsimonds, Steven Craig, and our CPA. This interest was not accrued in previous years. We also have the finance charge for the letter of credit that secures the Interim Reclamation Bond for Mineral Ridge.
(2) The modest change in the plant operation cost is due to adjustment of hourly rates for some of our employees at the mine and the addition of a mining engineer for the project. We had savings in some of the operational areas that allowed for the modest increase in total cost.
(3) During 2002 it was decided to write off an investment in an industrial mineral company that continues to have problems with permitting and raising sufficient capital to sustain its self. We have not given up on the company but are not planning to put any further capital into the venture. If we do see a return then we will treat the income by appropriate accounting methods to reverse the write off. We also wrote off two small debts from ex-employees that are to small to pursue collections.
(4) During the year we have undertaken several engineering studies for Mineral Ridge Mine. Approximately $65,720 of the increase can be attributed to Whitney & Whitney who has an ongoing consulting contract with the Company for assistance with engineering studies. These include evaluation of changing the recovery process at the mine from a heap leach operation to a full gravity/cyanide vat leach mill. This will be an on going evaluation during the next two years that will include a plant design if the evaluation is positive. We also had some additional metallurgical testing completed for the current Reclamation Permit submitted to the Nevada State Department of Environmental Protection.
(5) Up until 2002 the Company had not directly compensated its directors with anything other than stock options. With the changes in disclosure laws and the additional liability the directors are responsible for it was felt that they deserved some direct compensation. This was a plan that has been formulated over the past couple of years and was implemented during 2002. The directors are compensated at a rate of $500 per Board of Directors meeting that they participate in which is paid in restricted common stock which is valued at the average price for the month in which the meeting occurs. Allan Marter and David Caldwell were given an additional compensation for their service during the early years of the Company.
(6) The increase in public relations is primarily due to increased costs for investor relations activities during 2002. These include fees for some outside groups in connection with the Company's private placements that allowed the company to operate the Mineral Ridge mine and post the interim reclamation bond. There were also fees paid in connection with the equity financing from Fusion Capital and other debt financings that have not been completed at this time.
(7) The increase in lease payments can be attributed to a payment $450,000 in common stock during the fourth quarter for the Contact property. This was a scheduled payment that we were asked to hold by the owner since it was in common stock. The payments are calculated for the time period that they were due but not distributed until requested by the owner. There will be further payments in the future for this project.
(8) The increase in license and permits can be attributed to increases in permit fees for Mineral Ridge.
(9) The increase in payroll is due to an accounting change on accrual of deferred salaries for Michael Fitzsimonds and Steven Craig that have not shown as an accrual in the past. This accounting change increased the payroll that is being accrued by approximately $320,000. This deferred payroll has been noted in our filings since the beginning but was never accrued until 2002. The other change for the year is the addition of an executive assistant to the Reno office.
(10) The change in professional fees for the year is due to lower legal fees associated with Mineral Ridge mine.

      Operating expenses totaled $3,675,756 for 2002, compared to $2,563,489 for 2001. The increase is primarily attributable to increased professional and consulting fees of approximately $480,000, mineral property lease and minimum work commitment expenses on the Contact property of approximately $326,000, and bad debt expense of approximately $52,000.

      For the year ended December 31, 2003, we had precious metal by-product income net of related costs of $(164,142) as compared to $56,437 for the year ended December 31, 2001.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $15.7 million at December 31, 2002 and approximately $9.9 million at December 31, 2001.

      As of December 31, 2002, we had $28,614 in cash and a working capital deficit of $4,212,556. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate expenditures for year 2003 for general and administrative expenses to be approximately $250,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $300,000 for the Mineral Ridge gold mine, $300,000 for the Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments to the end of December 2002 totaled $76,720. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of December 31, 2002, the total liability for monthly payments and work commitments to Enexco was $1,127,000. The President of Enexco has deferred the current late payments for a later time. Enexco did not set a specific due date for the payment of the current late payments. No payments have been made for the year 2003 through the end of June. The payments are payable in cash. As of December 31, 2002, the total liability owed to F.W. Lewis was $43,000 for the exploration license, $1,550,000 for the bi-annual stock distribution and $1,117,000 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

      In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, we transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company and removed the accrued reclamation obligation due to the insurance policy entered into that will pay the future reclamation costs during the term of the policy. We paid an additional $200,000 of premiums on the reclamation bond policy in June 2003 with an obligation to pay an additional $167,000 within six months of the inception of the policy and an additional $170,000 within nine months of the inception of the policy. We are obligated to pay an additional $11,311 annually thereafter.

      In the next twelve months, we anticipate purchasing certain capital equipment for the Mineral Ridge mine, which would be support equipment for the process and leach facilities, including a small dozer, front-end loader, forklift, and a small haul truck. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $50,000 and $200,000. We anticipate funding the purchases of these capital equipment items through funding we receive from our Fusion Capital financing, other sales of common stock and any revenue we may generate.

      During 2002, our liquidity needs were met from: (i) a private placement of restricted shares of $1,833,875, (ii) the issuance of stock to vendors and employees for services valued at $1,246,492, and (iii) the conversion of outstanding debt and related interest to common stock of $651,983. As of December 31, 2002 the Company had 76,881,842 shares of common stock outstanding, which the Company has recognized as $13,248,089 of paid in capital including cash and services. As of December 31, 2002, the Company had current assets of $71,048 compared to current liabilities of $4,283,604 resulting in a working capital deficit of $4,212,556. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate funding our working capital needs through funding we receive from our Fusion Capital financing and any future revenue we may generate, as well as other sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

      During the years ended December 31, 2002 and 2001 and the period from inception through December 31, 2002, we made precious metal sales of $-0-, $115,453, and $150,598, respectively to Itronics Metallurgical, Inc. (Itronics). Itronics acted as a intermediary for the sale of our precious metals with an outside refinery acquiring the metals based on their quoted price. Itronics is a company owned by Dr. John W. Whitney, who is a significant shareholder of Golden Phoenix.

      We lease mineral property known as the Borealis Property from the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Dr. Whitney is an underlying owner of the Borealis project. During the years ended December 31, 2002 and 2001 and the period from inception through December 31, 2002, we have made payments of $18,620, $30,290, and $133,485, respectively to Dr. Whitney for a portion of its lease obligation on the Borealis property.

      We sub-leased part of our office space to Whitney & Whitney, Inc. The sublease expired in July 2000. We have a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and may be extended for an additional three years. The consulting agreement calls for Whitney & Whitney to provide metallurgical, geological and plant design services related to our projects along with assistance related to general business and financial matters. The agreement also calls for payments by Golden Phoenix of a minimum of $2,500 per month in restricted shares of common stock. The agreement may be terminated by either party upon 90 days written notice. The amount of services provided by Whitney & Whitney were $239,268 for 2002 and $120,776 for 2001.

      The President of Whitney & Whitney, Inc., Dr. Whitney, is a significant shareholder of Golden Phoenix. At December 31, 2002, he owned directly or beneficially approximately 6% of Golden Phoenix `s outstanding common stock.

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

      During the twelve months ended December 31, 2002, we raised approximately $1.83 million from the sale of restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs at Mineral Ridge.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada corporation. Gryphon is not an affiliate of the Company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

      Subsequent to December 31, 2002, the Company entered into two additional amendments to the Exploration License with Option to Purchase Agreement with F.W. Lewis, Inc. that extended the term of the exploration license and clarified certain minimum work commitments of the Company. See Note 10 to the December 31, 2002 financial statements for additional details.

      We are also investigating other potential financing sources and we are in discussions with potential joint venture partners, including a potential joint venture in Mineral Ridge. This potential joint venture could result in the venture paying fees to Golden Phoenix for the right to certain interests in the Mineral Ridge property.

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

ITEM 8A. CONTROLS AND PROCEDURES

      Annual Evaluation Of The Company's Disclosure Controls And Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer
(CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)

                          RESTATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                 C O N T E N T S

Independent Auditors' Reports                                                F-3

Balance Sheet                                                                F-5

Statements of Operations and Other Comprehensive Income (Loss)               F-7

Statements of Stockholders' Equity (Deficit)                                 F-9

Statements of Cash Flows                                                    F-27

Notes to the Financial Statements                                           F-29

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
(A Development Stage Company)
Reno, Nevada

We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations and other comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2002 and from inception on June 2, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations and other comprehensive income (loss), stockholders' equity (deficit), and cash flows of Golden Phoenix Minerals, Inc. (a development stage company) from inception on June 2, 1997 through December 31, 2001, were audited by other auditors whose report, dated April 13, 2002, on those financial statements before they were restated for the matters discussed in Note 15 to the financial statements, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations and other comprehensive income
(loss), stockholders' equity (deficit) and cash flows from inception on June 2, 1997 through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $15,756,200 and has a working capital deficit of $4,212,556 at December 31, 2002, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the financial statements, the 2002 financial statements have been restated as a result of a change in the determination of the status of one of the Company's mineral properties and corrections made for the valuation of common stock issued for services rendered and the extinguishments of debt.

HJ & Associates, LLC
Salt Lake City, Utah
May 12, 2003, except for Notes 1, 2, 3, 12, 15 and 16, which are November 11,
2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
(A Development Stage Company)
Reno, Nevada

We have audited the accompanying statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows of Golden Phoenix Minerals, Inc. (a development stage company) as of and for the year ended December 31, 2001 and from inception of the development stage on (June 2, 1997) through December 31, 2001. These financial statements are the responsibility of Golden Phoenix Minerals, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note 15, subsequent to the issuance of the company's December 31, 2001, financial statements and our report thereon dated April 13, 2002, we became aware that those financial statements did not reflect certain lease liabilities, common stock transactions, and deferred compensation, among other items. In our original report, we expressed an unqualified opinion on the December 31, 2001, financial statements and our opinion on the revised statements, as expressed herein, remains unqualified.

Albright, Persing & Associates, Ltd.
Reno, Nevada
April 13, 2002, except as to the fifth paragraph above and Note 15, which are as of November 10, 2003.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                        2002
                                                                    ------------
                                                                     (Restated)

CURRENT ASSETS
  Cash and cash equivalents                                         $    28,614
  Prepaid expenses                                                       42,434
                                                                    -----------
    Total Current Assets                                                 71,048
                                                                    -----------
PROPERTY AND EQUIPMENT (Note 1)
  Land                                                                   57,600
  Buildings                                                             100,000
  Vehicles                                                              142,521
  Computer equipment                                                     91,975
  Office furniture and equipment                                         16,516
  Mining equipment                                                      605,067
  Accumulated depreciation                                             (316,395)
                                                                    -----------
    Total Property and Equipment, Net                                   697,284
                                                                    -----------
OTHER ASSETS
  Restricted cash - reclamation obligation (Note 3)                   1,821,817
  Deposits                                                               15,611
                                                                    -----------
    Total Other Assets                                                1,837,428
                                                                    -----------
    TOTAL ASSETS                                                    $ 2,605,760
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   December 31,
                                                                                                       2002
                                                                                                   ------------
                                                                                                    (Restated)
CURRENT LIABILITIES
  Accounts payable                                                                                 $    385,138
  Accrued liabilities (Note 6)                                                                        3,424,728
  Current portion of long term debt (Note 8)                                                            101,945
  Capital lease obligations-current portion (Note 7)                                                     40,102
  Amounts due to related parties (Note 5)                                                               331,691
                                                                                                   ------------
    Total Current Liabilities                                                                         4,283,604
                                                                                                   ------------

LONG-TERM LIABILITIES
  Reclamation obligation (Note 3)                                                                       900,000
  Convertible notes payable and related accrued interest (Note 9)                                       621,430
  Capital lease obligations (Note 7)                                                                     83,131
  Long-term debt (Note 8)                                                                                16,163
                                                                                                   ------------
    Total Long-Term Liabilities                                                                       1,620,724
                                                                                                   ------------

    Total Liabilities                                                                                 5,904,328
                                                                                                   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, 50,000,000 shares authorized, no shares issued and outstanding              --
  Common stock, no par value, 150,000,000 shares authorized, 76,881,842 issued and outstanding       13,248,089
  Stock subscription receivable                                                                        (490,457)
  Deferred costs                                                                                       (300,000)
  Deficit accumulated during the development stage                                                  (15,756,200)
                                                                                                   ------------
    Total Stockholders' Equity (Deficit)                                                             (3,298,568)
                                                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $  2,605,760
                                                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)

                                                                                                      From Inception
                                                                                                        On June 2,
                                                                          For the Years Ended             1997
                                                                               December 31,              through
                                                                       ---------------------------     December 31,
                                                                          2002            2001             2002
                                                                       (Restated)      (Restated)       (Restated)
                                                                       -----------     -----------     ------------
REVENUES                                                               $        --     $        --     $         --

EXPENSES
  Exploration, mineral property leases, and minimum work commitment
    expenses                                                             2,028,893       1,652,970        8,781,508
  General and administrative                                               850,118         626,129        3,195,231
  Investor relations and professional fees                                 662,110         309,833        1,852,591
  Salaries and wages                                                       273,477         269,876        1,294,286
  Depreciation                                                             129,714         121,065          329,265
                                                                       -----------     -----------     ------------
    Total Expenses                                                       3,944,312       2,979,873       15,452,881
                                                                       -----------     -----------     ------------

LOSS FROM OPERATIONS                                                    (3,944,312)     (2,979,873)     (15,452,881)
                                                                       -----------     -----------     ------------

OTHER INCOME (EXPENSE)
  Interest income                                                           40,092          19,277           61,235
  Interest expense                                                        (253,231)       (232,142)        (830,166)
  Contributions to reclamation deposits                                         --              --          740,000
  Gain on sale of fixed assets                                                  --              --            2,551
  Loss on extinguishment of debt                                          (275,333)           (600)        (278,140)
  Realized gain on available-for-sale securities                               523              --              523
  Loss on impairment of investments                                        (10,742)             --          (10,742)
  Precious metal by-product income net of related costs                   (164,142)         56,437          (36,799)
  Other income (expense), net                                               (1,803)           (102)          48,219
                                                                       -----------     -----------     ------------
    Total Other Income (Expense)                                          (664,636)       (157,130)        (303,319)
                                                                       -----------     -----------     ------------

LOSS BEFORE INCOME TAXES                                               $(4,608,948)    $(3,137,003)    $(15,756,200)
                                                                       ===========     ===========     ============


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)

                                                                                                       From Inception
                                                                           For the Years Ended         on June 2, 1997
                                                                               December 31,               through
                                                                       ---------------------------      December 31,
                                                                          2002             2001             2002
                                                                      ------------     ------------     ------------
                                                                       (Restated)       (Restated)       (Restated)
LOSS BEFORE INCOME TAXES                                              $ (4,608,948)    $ (3,137,003)    $(15,756,200)

INCOME TAXES                                                                    --               --               --

NET LOSS                                                                (4,608,948)      (3,137,003)     (15,756,200)
                                                                      ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME (LOSS)

  Unrealized gain (loss) on available-for-sale securities (Note 4)          (1,437)           1,437               --
                                                                      ------------     ------------     ------------

    Total Other Comprehensive Income (Loss)                                 (1,437)           1,437               --
                                                                      ------------     ------------     ------------

COMPREHENSIVE LOSS                                                    $ (4,610,385)    $ (3,135,566)    $(15,756,200)
                                                                      ============     ============     ============

BASIC LOSS PER SHARE

  Basic loss per share                                                $      (0.07)    $      (0.08)
                                                                      ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           61,842,556       40,497,175
                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                       Preferred Stock            Common Shares           Stock                  During the
                                     -------------------     ------------------------   Subscription   Deferred   Development
                                     Shares       Amount       Shares        Amount     Receivable     Costs        Stage
                                     -------     -------     ----------    ----------  ------------   --------  ------------
Balance at inception, June 2, 1997        --     $    --             --    $       --    $     --    $     --    $     --

Issuance of common stock for
  services at $0.001 per share,
  June 18, 1997                           --          --      2,000,000         2,000          --          --          --

Issuance of preferred stock for
  services  at $0.004 per share,
  June 18, 1997                      500,000       2,000             --            --          --          --          --

Issuance of common stock for
  cash at $0.005  per share,
  June 18, 1997                           --          --     10,000,000        50,000          --          --          --

Issuance of common stock for
  services  at $2.50 per share,
  July 23, 1997                           --          --        370,000       925,000          --          --          --

Issuance of common stock for
  joint venture  option purchase
  at $2.50 per share,  August
  14, 1997                                --          --         50,000       125,000          --          --          --

Issuance of common stock for
  extinguishment of debt at
  $4.25 per share, October 16,
  1997                                    --          --         54,480       231,540          --          --          --

Issuance of common stock for
  cash at $3.00 per share,
  October 16 to 22, 1997                  --          --        165,000       495,000          --          --          --

Issuance of common stock for
  cash at $2.10 per share,
  November 25, 1997                       --          --        300,000       680,669          --          --          --

Cancellation of preferred shares
  at $0.004,  December 8, 1997      (275,000)     (1,100)            --            --          --          --          --
                                    --------     -------     ----------    ----------    --------    --------    --------

Balance Forward                      225,000     $   900     12,939,480    $2,509,209    $     --    $     --    $     --
                                    --------     -------     ----------    ----------    --------    --------    --------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                    Preferred Stock         Common Shares             Stock                  During the
                                    ----------------   -------------------------   Subscription  Deferred    Development
                                    Shares    Amount     Shares         Amount      Receivable     Costs        Stage
                                    -------   ------   ----------    -----------    ---------    --------    -----------
Balance Forward                     225,000    $900    12,939,480    $ 2,509,209     $     --     $    --    $        --

Stock offering costs                     --      --            --        (80,000)          --          --             --

Net loss for the period from
  June 2, 1997 through December
  31, 1997                               --      --            --             --           --          --     (2,457,428)
                                    -------    ----    ----------    -----------     --------     -------    -----------
Balance, December 31, 1997          225,000     900    12,939,480      2,429,209           --          --     (2,457,428)

Issuance of common stock for
  cash at $2.00 per share,
  January 8 to February 2, 1998          --      --       171,500        343,000           --          --             --

Issuance of common stock for
  exploration and property costs
  at $1.31 per share, January
  12, 1998                               --      --        80,000        105,000           --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.20 per share,
  February 6 to September 29,
  1998                                   --      --       930,000        186,000      (60,000)         --             --

Issuance of common stock for
  exploration and property costs
  at $0.69  and $1.09 per share,
  February 10 to April 15, 1998          --      --       184,140        144,876           --          --             --

Issuance of common stock for
  exploration and property costs
  at $1.09 per share, February
  10, 1998                               --      --        25,000         27,342           --          --             --
                                    -------    ----    ----------    -----------     --------     -------    -----------

Balance Forward                     225,000    $900    14,330,120    $ 3,235,427     $(60,000)    $    --    $(2,457,428)
                                    -------    ----    ----------    -----------     --------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                             Deficit
                                                                                                           Accumulated
                                    Preferred Stock         Common Shares            Stock                 During the
                                    ----------------   -------------------------  Subscription  Deferred   Development
                                    Shares    Amount     Shares         Amount     Receivable     Costs       Stage
                                    -------   ------   ----------    -----------   ---------    --------   -----------

Balance Forward                     225,000    $900    14,330,120    $3,235,427    $(60,000)    $    --    $(2,457,428)

Issuance of common stock for
  exploration and property costs
  at $0.84 and $1.09 per share,
  February 10, 1998 and March 7,
  1998                                   --      --        23,890        24,878          --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $2.00 per share,
  February 26, 1998                      --      --        75,000       150,000          --          --             --

Issuance of common stock for
  exploration and property costs
  at $0.81 per share, March 10,
  1998                                   --      --       123,456       100,308          --          --             --

Issuance of common stock for
  extinguishments of debt to a
  related party at $0.66 per
  share, March 23, 1998                  --      --       346,667       227,483          --          --             --

Issuance of common stock for
  services at $0.34 and $0.66
  per share, March 23 to
  September 14, 1998                     --      --       325,000       157,930          --          --             --

Issuance of common stock for
  services at $0.41 and $0.53
  per share, April 30 to May 27,
  1998                                   --      --       136,000        71,493          --          --             --
                                    -------    ----    ----------    ----------    --------     -------    -----------

Balance Forward                     225,000    $900    15,360,133    $3,967,519    $(60,000)    $    --    $(2,457,428)
                                    -------    ----    ----------    ----------    --------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                             Deficit
                                                                                                           Accumulated
                                    Preferred Stock         Common Shares            Stock                 During the
                                    ----------------   -------------------------  Subscription  Deferred   Development
                                    Shares    Amount     Shares         Amount     Receivable     Costs       Stage
                                    -------   ------   ----------    -----------   ---------    --------   -----------
Balance Forward                     225,000    $900    15,360,133    $3,967,519    $(60,000)    $    --    $(2,457,428)

Issuance of common stock for
  stock options and warrants
  exercised at $0.25 per share,
  May 21, 1998                           --      --       200,000        50,000          --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.20 per share,
  May 21 to June 22, 1998                --      --       230,000        53,315          --          --             --

Issuance of common stock for
  exploration and property costs
  at $0.26 per share, June 15,
  1998                                   --      --       100,000        26,000          --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.17 per share,
  June 26, 1998                          --      --        60,606        10,000          --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.14 per share,
  June 29, 1998                          --      --       500,000        71,000          --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.16 per share,
  July 13, 1998                          --      --       125,679        20,000          --          --             --
                                    -------    ----    ----------    ----------    --------     -------    -----------

Balance Forward                     225,000    $900    16,576,418    $4,197,834    $(60,000)    $    --    $(2,457,428)
                                    -------    ----    ----------    ----------    --------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                             Deficit
                                                                                                           Accumulated
                                    Preferred Stock         Common Shares            Stock                 During the
                                    ----------------   -------------------------  Subscription  Deferred   Development
                                    Shares    Amount     Shares         Amount     Receivable     Costs       Stage
                                    -------   ------   ----------    -----------   ---------    --------   -----------
Balance Forward                     225,000    $900    16,576,418    $ 4,197,834   $(60,000)    $    --    $(2,457,428)

Issuance of common stock for
  stock options and warrants
  exercised at $0.27 per share,
  October 5, 1998                        --      --        44,036         11,890         --          --             --

Issuance of common stock for
  services at $0.30 per share,
  November 11, 1998                      --      --        50,000         15,000         --          --             --

Contributed capital from sale of
  investment in affiliate                --      --            --         10,016         --          --             --

Cancellation of stock
  subscription receivable,
  December 31, 1998                      --      --      (300,000)       (60,000)    60,000          --             --

Net loss for the year ended
  December 31, 1998                      --      --            --             --         --          --     (2,427,881)

Balance, December 31, 1998          225,000     900    16,370,454      4,174,740         --          --     (4,885,309)

Issuance of common stock for
  exploration and property costs
  at $0.13 per share, January 1
  to 28, 1999                            --      --     1,784,615        215,077         --          --             --

Issuance of common stock for
  services at $0.12 per share,
  January 22, 1999                       --      --       200,000         24,000         --          --             --
                                    -------    ----    ----------    -----------   --------     -------    -----------

Balance Forward                     225,000    $900    18,355,069    $ 4,413,817   $     --     $    --    $(4,885,309)
                                    -------    ----    ----------    -----------   --------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                             Deficit
                                                                                                            Accumulated
                                     Preferred Stock         Common Shares            Stock                 During the
                                     ----------------   -------------------------  Subscription  Deferred   Development
                                     Shares    Amount     Shares         Amount     Receivable     Costs       Stage
                                     -------   ------   ----------    -----------   ---------    --------   -----------
Balance Forward                      225,000    $900    18,355,069    $4,413,817    $    --      $    --    $(4,885,309)

Issuance of common stock for
  extinguishment of debt at $0.09
  to $0.10 per share March 3 to
  December 15, 1999                       --      --     2,271,960       216,595         --           --             --

Issuance of common stock for
  extinguishment of debt at $0.10
  per share, March 5, 1999                --      --        25,000         2,500         --           --             --

Issuance of common stock for
  services at $0.10 to $0.14 per
  share March 10 to December 1,
  1999                                    --      --       320,792        34,191         --           --             --

Issuance of common stock for
  exploration and property costs
  for $0.09 to $0.14 per share,
  March 19 to November 21, 1999           --      --       419,260        49,910         --           --             --

Issuance of common stock for cash
  at $0.10 per share, March 5 to
  December 30, 1999                       --      --     2,425,000       242,500         --           --             --

Issuance of common stock for
  services at $0.09 to $0.14 per
  share, May 19 to October 15, 1999       --      --       326,069        38,788         --           --             --
                                     -------    ----    ----------    ----------    -------      -------    -----------

Balance Forward                      225,000    $900    24,143,150    $4,998,301    $    --      $    --    $(4,885,309)
                                     -------    ----    ----------    ----------    -------      -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                     Preferred Stock         Common Shares            Stock                 During the
                                     ----------------   -------------------------  Subscription  Deferred   Development
                                     Shares    Amount     Shares         Amount     Receivable     Costs       Stage
                                     -------   ------   ----------    -----------   ---------    --------   -----------
Balance Forward                      225,000    $900    24,143,150    $4,998,301    $    --      $    --    $(4,885,309)

Issuance of common stock for
  services at $0.09 to $0.23 per
  share, October 29 to December
  30, 1999                                --      --       284,885        36,335         --           --             --

Net loss for the year ended
  December 31, 1999                       --      --            --            --         --           --     (1,353,584)
                                     -------    ----    ----------    ----------    -------      -------    -----------
Balance, December 31, 1999           225,000     900    24,428,035     5,034,636         --           --     (6,238,893)

Issuance of common stock for cash
  at $0.10 per share, January 7
  to December 11, 2000                    --      --     2,900,000       290,000         --           --             --

Beneficial conversion feature on
  convertible notes, January 11
  to April 19, 2000                       --      --            --        92,666         --           --             --

Issuance of common stock for
  services at $0.22 per share,
  January 31, 2000                        --      --        10,886         2,395         --           --             --

Issuance of common stock for
  services at $0.15 to $0.27 per
  share, January 31 to October
  27, 2000                                --      --       326,008        61,336         --           --             --

Issuance of common stock for
  services at $0.14 to $0.22 per
  share, January 31 to November
  10, 2000                                --      --       371,830        66,803         --           --             --
                                     -------    ----    ----------    ----------    -------      -------    -----------
Balance Forward                      225,000    $900    28,036,759    $5,547,836    $    --      $    --    $(6,238,893)
                                     -------    ----    ----------    ----------    -------      -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                Deficit
                                                                                                              Accumulated
                                      Preferred Stock           Common Shares           Stock                 During the
                                     ------------------    ------------------------  Subscription  Deferred   Development
                                     Shares      Amount      Shares        Amount     Receivable     Costs       Stage
                                     -------     ------    ----------   -----------   ---------    --------   -----------
Balance Forward                      225,000     $ 900     28,036,759    $5,547,836    $    --     $    --    $(6,238,893)

Issuance of common stock for
  services at $0.27 per share,
  February 29, 2000                       --        --        138,285        37,337         --          --             --

Issuance of common stock for
  extinguishments of debt at
  $0.28 per share, March 1, 2000          --        --         33,207         9,298         --          --             --

Issuance of common stock for
  services at $0.20 per share,
  March 31, 2000                          --        --         87,268        17,454         --          --             --

Preferred stock converted to
  common shares at $0.10 per
  share, April 5 to December 2,
  2000                               (58,300)     (233)       583,000        58,533         --          --             --

Issuance of common stock for
  services at $0.21 per share,
  April 30, 2000                          --        --         46,638         9,794         --          --             --

Issuance of common stock for
  services at $0.18 per share,
  May 31, 2000                            --        --         59,856        10,766         --          --             --

Issuance of common stock for
  services at $0.14 to $0.16 per
  share, June 30 to November 10,
  2000                                    --        --      1,163,223       178,231         --          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.10 per share,
  June 30, 2000                           --        --         55,000         5,500         --          --             --
                                     -------     -----     ----------    ----------    -------     -------    -----------

Balance Forward                      166,700     $ 667     30,203,236    $5,874,749    $    --     $    --    $(6,238,893)
                                     -------     -----     ----------    ----------    -------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                      Preferred Stock         Common Shares           Stock                 During the
                                     ------------------  ------------------------  Subscription  Deferred   Development
                                     Shares      Amount    Shares        Amount     Receivable     Costs       Stage
                                     -------     ------  ----------   -----------   ---------    --------   -----------
Balance Forward                       166,700    $667    30,203,236    $ 5,874,749   $    --     $    --    $(6,238,893)

Issuance of common stock for
  services at $0.15 per share,
  July 31 to August 31, 2000               --      --       136,967         20,612        --          --             --

Issuance of common stock for
  services at $0.15 per share,
  September 30 to October 31, 2000         --      --       167,463         25,120        --          --             --

Issuance of common stock for
  purchase of mining properties
  and claims at $0.20 per share,
  October 17, 2000                         --      --     3,000,000        600,000        --          --             --

Issuance of common stock for cash
  at $0.20 per share, October 17,
                              2000         --      --     3,000,000        600,000        --          --             --

Issuance of common stock for
  services at $0.12 per share,
  November 30, 2000                        --      --       146,550         17,586        --          --             --

Issuance of common stock for
  services at $0.12 per share,
  November 30 to December 11, 2000         --      --       358,299         41,204        --          --             --

Stock offering costs                       --      --            --        (77,800)       --          --             --

Net loss for the year ended
  December 31, 2000                        --      --            --             --        --          --     (1,771,356)
                                      -------    ----    ----------    -----------   -------     -------    -----------

Balance, December 31, 2000            166,700    $667    37,012,515    $ 7,101,471   $    --     $    --    $(8,010,249)
                                      -------    ----    ----------    -----------   -------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                Deficit
                                                                                                              Accumulated
                                      Preferred Stock           Common Shares           Stock                 During the
                                     ------------------    ------------------------  Subscription  Deferred   Development
                                     Shares      Amount      Shares        Amount     Receivable     Costs       Stage
                                     -------     ------    ----------   -----------   ---------    --------   -----------
Balance, December 31, 2000             166,700     $ 667   37,012,515    $7,101,471    $    --      $    --    $(8,010,249)

Issuance of common stock for
  services at $0.13 to $0.14 per
  share, January 11 to May 10,
                              2001          --        --      175,000        23,188         --           --             --

Issuance of common stock for
  services at $0.10 to $0.13 per
  share, January 11 to December
  4, 2001                                   --        --      800,000        85,499         --           --             --

Issuance of common stock for
  services at $0.10 to $0.13 per
  share, January 26 to April 27,
                              2001          --        --      300,000        33,000         --           --             --

Issuance of common stock for
  services at $0.10 to $0.12 per
  share, February 28 to December
  4, 2001                                   --        --      531,637        55,988         --           --             --

Issuance of common stock for
  services at $0.11 to $0.16 per
  share, March 31 to November 30,
                              2001          --        --      543,186        68,189         --           --             --

Preferred stock converted to
  common shares at $0.10 per
  share, March 31 to June 30, 2001     (15,400)      (62)     154,000        15,462         --           --             --
                                       -------     -----   ----------    ----------    -------      -------    -----------

Balance Forward                        151,300     $ 605   39,516,338    $7,382,797    $    --      $    --    $(8,010,249)
                                       -------     -----   ----------    ----------    -------      -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                      Preferred Stock         Common Shares           Stock                 During the
                                     ------------------  ------------------------  Subscription  Deferred   Development
                                     Shares      Amount    Shares        Amount     Receivable     Costs       Stage
                                     -------     ------  ----------   -----------   ---------    --------   -----------
Balance Forward                       151,300    $605    39,516,338    $7,382,797    $    --     $    --    $(8,010,249)

Issuance of common stock for
  services at $0.11 to $0.16 per
  share, April 5 to June 30, 2001          --      --       169,110        23,545         --          --             --

Issuance of common stock for cash
  at $0.10 per share, April 10 to
  December 14, 2001                        --      --     4,200,000       420,000         --          --             --

Issuance of common stock for
  purchase of mining properties
  and claims at $0.10 per share,
  June 12, 2001                            --      --       434,747        41,710         --          --             --

Issuance of common stock for
  services at $0.12 per share,
  July 31, 2001                            --      --       111,690        13,403         --          --             --

Fair value of warrants issued as
  additional consideration for
  promissory note, August 28, 2001         --      --            --         2,750         --          --             --

Issuance of common stock for
  extinguishments of debt at
  $0.11 per share, August 29, 2001         --      --        50,000         5,600         --          --             --

Issuance of common stock for
  services at $0.11 per share,
  August 31, 2001                          --      --       131,962        14,516         --          --             --
                                      -------    ----    ----------    ----------    -------     -------    -----------

Balance Forward                       151,300    $605    44,613,847    $7,904,321    $    --     $    --    $(8,010,249)
                                      -------    ----    ----------    ----------    -------     -------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                      Preferred Stock         Common Shares           Stock                 During the
                                     ------------------  ------------------------  Subscription  Deferred   Development
                                     Shares      Amount    Shares        Amount     Receivable     Costs       Stage
                                     -------     ------  ----------   -----------   ---------    --------   -----------
Balance Forward                     151,300      $605    44,613,847   $ 7,904,321   $     --     $    --    $ (8,010,249)

Issuance of common stock for
  stock subscription receivable
  at $0.09 per share, December
  28, 2001                               --        --       500,000        44,500    (44,500)         --              --

Issuance of common stock for
  services at $0.11 per share,
  December 31, 2001                      --        --        71,209         7,477         --          --              --

Stock offering costs                     --        --            --       (23,900)        --          --              --

Net loss for the year ended
  December 31, 2001                      --        --            --            --         --          --      (3,137,003)
                                    -------      ----    ----------   -----------   --------     -------    ------------

Balance, December 31, 2001          151,300       605    45,185,056     7,932,398    (44,500)         --     (11,147,252)

Issuance of common stock for
  services at $0.11 to $0.27 per
  share, January 1 to August 23,
  2002                                   --        --       553,600        79,017         --          --              --

Cash received on stock
  subscription receivable,
  January 8 to 25, 2002                  --        --            --            --     44,500          --              --

Issuance of common stock for
  cash at $0.10 per share,
  January 18 to June 4, 2002             --        --     7,495,002       739,500         --          --              --

Issuance of common stock for
  services at $0.18 to $0.22 per
  share, February 1 to October
  30, 2002                               --        --       655,000       120,350         --          --              --
                                    -------      ----    ----------   -----------   --------     -------    ------------

Balance Forward                     151,300      $605    53,888,658   $ 8,871,265   $     --     $    --    $(11,147,252)
                                    -------      ----    ----------   -----------   --------     -------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                      Preferred Stock         Common Shares           Stock                 During the
                                     ------------------  ------------------------  Subscription  Deferred   Development
                                     Shares      Amount    Shares        Amount     Receivable     Costs       Stage
                                     -------     ------  ----------   -----------   ---------    --------   -----------
Balance Forward                     151,300      $605    53,888,658    $8,871,265    $    --     $    --    $(11,147,252)

Issuance of common stock for
  services at $0.13 to $0.20 per
  share, February 4 to October
  28, 2002                               --        --     1,414,006       211,877         --          --              --

Issuance of common stock for
  exploration and property costs
  at $0.18 per share, February
  7, 2002                                --        --       328,235        59,083         --          --              --

Issuance of common stock for
  cash at $0.12 per share,
  February 21, 2002                      --        --       160,000        19,170         --          --              --

Issuance of common stock for
  services at $0.19 to $0.20 per
  share, February 28 to March
  31, 2002                               --        --       174,228        33,360         --          --              --

Issuance of common stock for
  services at $0.17 to $0.29 per
  share, March 1 to August 29,
  2002                                   --        --       230,198        40,403         --          --              --

Issuance of common stock for
  services at $0.18 to $0.19 per
  share, March 5 to April 19,
  2002                                   --        --       407,625        75,373         --          --              --

Issuance of common stock for
  stock options and warrants
  exercised at $0.15 per share,
  March 11 to September 3, 2002          --        --       983,833       147,575     (5,625)         --              --
                                    -------      ----    ----------    ----------    -------     -------    ------------

Balance Forward                     151,300      $605    57,586,783    $9,458,106    $(5,625)    $    --    $(11,147,252)
                                    -------      ----    ----------    ----------    -------     -------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                      Preferred Stock         Common Shares           Stock                 During the
                                     ------------------  ------------------------  Subscription  Deferred   Development
                                     Shares      Amount    Shares        Amount     Receivable     Costs       Stage
                                     -------     ------  ----------   -----------   ---------    --------   -----------
Balance Forward                      151,300     $ 605   57,586,783   $ 9,458,106    $(5,625)    $    --    $(11,147,252)

Issuance of common stock for
  cash at $0.15 per share, March
  22 to October 18, 2002                  --        --    5,126,669       768,500         --          --              --

Issuance of common stock for
  services at $0.21 to $0.45 per
  share, April 3 to December 23,
  2002                                    --        --      117,973        28,875         --          --              --

Issuance of common stock for
  stock options and warrants
  exercised at $0.10 per share,
  April 29 to November 26, 2002           --        --    2,925,063       292,506         --          --              --

Preferred stock converted to
  common shares at $0.10 per
  share, May 13 to December 18,
  2002                              (151,300)     (605)   1,513,000       151,905         --          --              --

Issuance of common stock for
  services at $0.35 per share,
  May 31, 2002                            --        --      100,000        35,000         --          --              --

Issuance of common stock for
  extinguishment of debt at
  $0.51 to $0.55 per share, June
  3 to 4, 2002                            --        --      733,333       385,333         --          --              --

Issuance of common stock for
  services at $0.55 per share,
  June 4, 2002                            --        --       50,333        27,683         --          --              --
                                    --------     -----   ----------   -----------    -------     -------    ------------

Balance Forward                           --     $  --   68,153,154   $11,147,908    $(5,625)    $    --    $(11,147,252)
                                    --------     -----   ----------   -----------    -------     -------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                      Preferred Stock         Common Shares           Stock                 During the
                                     ------------------  ------------------------  Subscription  Deferred   Development
                                     Shares      Amount    Shares        Amount     Receivable     Costs       Stage
                                     -------     ------  ----------   -----------   ---------    --------   -----------
Balance Forward                          --    $    --   68,153,154   $11,147,908    $(5,625)    $      --  $(11,147,252)

Issuance of common stock for
  services at $0.29 to $0.40 per
  share, June 6 to September 6,
  2002                                   --         --      139,448        53,329         --            --            --

Issuance of common stock for
  services at $0.45 per share,
  June 7, 2002                           --         --      300,000       135,000         --            --            --

Issuance of common stock for
  conversion of convertible debt
  at $0.30 per share, June 12,
  2002                                   --         --       86,133        25,840         --            --            --

Issuance of common stock for
  conversion of convertible debt
  at $0.20 per share, June 20,
  2002                                   --         --       65,930        13,186         --            --            --

Issuance of common stock for
  cash at $0.20 per share, June
  23, 2002                               --         --      100,002        20,000         --            --            --

Issuance of common stock for
  services at $0.20 to $0.39 per
  share, June 30 to November 22,
  2002                                   --         --       65,435        24,545         --            --            --

Cash received on stock
  subscription receivable, July
  9, 2002                                --         --           --            --      5,625            --            --

Issuance of common stock for
  deferred stock offering costs
  at $0.19 per share, July 12,
  2002                                   --         --    1,587,302       300,000         --      (300,000)           --
                                     ------    -------   ----------   -----------    -------     ---------  ------------

Balance Forward                          --    $    --   70,497,404   $11,719,808    $    --     $(300,000) $(11,147,252)
                                     ------    -------   ----------   -----------    -------     ---------  ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                      Preferred Stock         Common Shares           Stock                      During the
                                     ------------------  ------------------------  Subscription    Deferred      Development
                                     Shares      Amount    Shares        Amount     Receivable       Costs          Stage
                                     -------     ------  ----------   -----------   ---------      --------      -----------
Balance Forward                          --    $    --   70,497,404   $11,719,808    $     --     $(300,000)    $(11,147,252)

Issuance of common stock for
  stock subscription receivable
  at $0.25 per share, July 12,
  2002                                   --         --       50,000        12,500     (12,500)           --               --

Issuance of common stock for
  cash at $0.30 per share,
  August 29, 2002                        --         --      180,000        53,261          --            --               --

Issuance of common stock for
  stock subscription receivable
  at $0.28 per share, August 29,
  2002                                   --         --       50,000        14,000     (14,000)           --               --

Issuance of common stock for
  stock options and warrants
  exercised at $0.26 per share,
September 3 to 10, 2002                  --         --       50,000        13,000          --            --               --

Issuance of common stock for
  services at $0.18 to $0.35 per
  share, April 30  to October
  18, 2002                               --         --      397,180        96,346          --            --               --

Issuance of common stock for
  services at $0.33 per share,
  September 20, 2002                     --         --      110,582        36,492          --            --               --

Issuance of common stock for
  services at $0.33 per share,
  September 23, 2002                     --         --        5,000         1,650          --            --               --
                                     ------    -------   ----------   -----------    --------     ---------     ------------

Balance Forward                          --    $    --   71,340,166   $11,947,057    $(26,500)    $(300,000)    $(11,147,252)
                                     ------    -------   ----------   -----------    --------     ---------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                      Preferred Stock         Common Shares           Stock                      During the
                                     ------------------  ------------------------  Subscription    Deferred      Development
                                     Shares      Amount    Shares        Amount     Receivable       Costs          Stage
                                     -------     ------  ----------   -----------   ---------      --------      -----------
Balance Forward                         --      $   --   71,340,166    11,947,057    $(26,500)    $(300,000)    $(11,147,252)

Vehicle received as payment for
  stock
subscription receivable,
  September 20, 2002                    --          --           --            --       5,865            --               --

Issuance of common stock for
  extinguishments of debt at
  $0.30 per share, October 3,
                            2002        --          --       44,323        13,297          --            --               --

Issuance of common stock for
  services at $0.28 per share,
  October 3, 2002                       --          --        5,000         1,400          --            --               --

Issuance of common stock for
  services at $0.28 per share,
  October 3, 2002                       --          --       28,651         8,022          --            --               --

Issuance of common stock for
  services at $0.18 to $0.28 per
  share, October 3 to 30, 2002          --          --       81,679        17,575          --            --               --

Issuance of common stock for
  exploration and property costs
  at $0.22 per share, October
  18, 2002                              --          --    2,753,623       605,797          --            --               --

Issuance of common stock for
  cash and stock subscription
  receivable at $0.19 per share,
  October 21 to November 6, 2002        --          --      250,000        48,500     (23,000)           --               --
                                      ----      ------   ----------   -----------    --------     ---------     ------------

Balance Forward                         --      $   --   74,503,442   $12,641,648    $(43,635)    $(300,000)    $(11,147,252)
                                      ----      ------   ----------   -----------    --------     ---------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                      Preferred Stock         Common Shares           Stock                      During the
                                     ------------------  ------------------------  Subscription    Deferred      Development
                                     Shares      Amount    Shares        Amount     Receivable       Costs          Stage
                                     -------     ------  ----------   -----------   ---------      --------      -----------

Balance Forward                          --    $    --   74,503,442   $ 12,641,648   $ (43,635)    $(300,000)    $(11,147,252)

Issuance of common stock for
  services at $0.25 per share,
  December 3, 2002                       --         --      200,000         49,000          --            --               --

Issuance of common stock for
  cash and stock subscription
  receivable at $0.18 per share,
  December 4, 2002                       --         --      100,000         17,722      (6,822)           --               --

Issuance of common stock for
  stock subscription receivable
  at $0.27 per share, December
  17, 2002                               --         --    2,000,000        540,000    (540,000)           --               --

Cash received on stock
  subscription receivable,
  December 20, 2002                      --         --           --             --     100,000            --               --

Issuance of common stock for
  exploration and property costs
  at $0.21 per share, December
  23, 2002                               --         --       78,400         16,464          --            --               --

Fair value of options granted
  for services, March 11 to
  December 4, 2002                       --         --           --         44,168          --            --               --

Stock offering costs                     --         --           --        (60,913)         --            --               --

Net loss for the year ended
  December 31, 2002                      --         --           --             --          --            --       (4,608,948)
                                      -----    -------   ----------   ------------   ---------     ---------     ------------

Balance, December 31, 2002               --    $    --   76,881,842   $ 13,248,089   $(490,457)    $(300,000)    $(15,756,200)
                                      =====    =======   ==========   ============   =========     =========     ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     From Inception
                                                                          For the Years Ended        On June 2, 1997
                                                                              December 31,               through
                                                                      ---------------------------      December 31,
                                                                          2002            2001             2002
                                                                      -----------     -----------     ------------
                                                                       (Restated)      (Restated)      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                            $(4,608,948)    $(3,137,003)    $(15,756,200)
  Adjustments to reconcile net loss to net  cash used in operating activities:
    Depreciation and amortization                                         129,714         121,065          329,265
    Bad debt expense                                                       52,203              --           52,203
    Realized gain on available-for-sale securities                           (523)             --             (523)
    Gain on sale of fixed assets                                               --              --           (2,551)
    Loss on extinguishment of debt                                        275,333             600          278,140
    Fixed assets exchanged for goods and services                              --              --           55,982
    Common stock issued for goods and services                            804,161         155,755        1,459,339
    Common stock issued for exploration and property costs                952,478         169,051        3,233,871
    Preferred stock issued for goods and services                              --              --            2,000
    Beneficial conversion feature                                              --              --           92,666
    Fair value of options and warrants granted                             44,168           2,750           46,918
  Changes in operating assets and liabilities:
    (Increase) in accounts and other receivables                           (6,492)        (56,956)         (83,127)
    (Increase) decrease in prepaid expenses                                (6,558)          8,377          (42,434)
    (Increase) in employee advances                                            --          (3,526)              --
    (Increase) in restricted cash                                          (1,177)       (160,000)        (901,177)
    (Increase) in deposits                                                (10,000)        393,623          (15,611)
    Increase in accounts payable                                          113,141         180,743          600,401
    Increase in accrued liabilities                                       709,222       1,798,417        2,950,116
    Increase in reclamation obligation                                         --              --          900,000
                                                                      -----------     -----------     ------------
      Net Cash Used by Operating Activities                            (1,553,278)       (527,104)      (6,800,722)
                                                                      -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (54,482)        (65,201)        (519,648)
  Proceeds from fixed asset sales                                              --              --           34,965
  Proceeds from sale of investments                                         2,223              --            2,223
  Purchase of mining properties and claims                                     --              --          (51,700)
                                                                      -----------     -----------     ------------
      Net Cash Used by Investing Activities                           $   (52,259)    $   (65,201)    $   (534,160)
                                                                      -----------     -----------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                        From Inception
                                                                             For the Years Ended        On June 2, 1997
                                                                                 December 31,               through
                                                                         ---------------------------      December 31,
                                                                             2002            2001            2002
                                                                         -----------     -----------     ------------
                                                                          (Restated)      (Restated)      (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                                 $        --     $      --     $   485,000
  Principal payments on capital lease obligations                             (32,702)       (7,229)        (48,688)
  Proceeds from notes payable - stockholders                                       --       105,500         728,900
  Payments on notes payable - stockholders                                         --       (10,000)        (16,300)
  Payments on notes payable and long-term debt                               (456,281)     (384,859)       (958,027)
  Proceeds from notes payable and long-term debt                               12,000       220,100         744,756
  Cash receipts on stock subscription receivable                              150,125            --         150,125
  Proceeds from exercise of options and warrants                              318,585            --         816,290
  Proceeds from the conversion of preferred stock                              51,300        15,400         125,000
  Stock offering costs                                                        (38,780)      (23,900)       (220,480)
  Net proceeds from sale of common stock                                    1,629,561       639,000       5,556,920
                                                                          -----------     ---------     -----------

    Net Cash Provided by Financing Activities                               1,633,808       554,012       7,363,496
                                                                          -----------     ---------     -----------

NET INCREASE (DECREASE) IN CASH                                                28,271       (38,293)         28,614

CASH AT BEGINNING OF YEAR                                                         343        38,636              --
                                                                          -----------     ---------     -----------

CASH AT END OF YEAR                                                       $    28,614     $     343     $    28,614
                                                                          ===========     =========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                                  $   239,681     $ 219,480     $   532,293
  Cash Paid for Income Taxes                                              $        --     $      --     $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for amounts due to related parties                  $        --     $      --     $   195,000
  Property plant and equipment purchased through debt assumed             $        --     $      --     $   382,400
  Common stock issued for services                                        $   804,161     $ 155,755     $ 1,459,339
  Common stock issued for deferred costs                                  $   952,478     $ 169,051     $ 3,233,871
  Debt applied for the exercise of stock options and warrants             $   134,496     $      --     $   134,496
  Debt applied to the conversion of preferred stock into common stock     $   100,000     $      --     $   100,000
  Conversion of preferred stock into common stock                         $       605     $      62     $       900
  Common stock issued for stock subscription receivable                   $   601,947     $  44,500     $   646,447
  Asset received and applied to stock subscription receivable             $     5,865     $      --     $     5,865
  Contributed capital from sale of stock in affiliate                     $        --     $      --     $    10,016

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

Net loss per share from operations:

                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
                                                    (Restated)      (Restated)

Numerator - loss                                   $ (4,608,948)   $ (3,137,003)
Denominator - weighted average shares outstanding    61,842,556      40,497,175
                                                   ------------    ------------
Basic loss per share                               $      (0.07)   $      (0.08)
                                                   ============    ============

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

The Company follows the provisions of SFAS 115 regarding marketable securities. The Company `s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

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

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                    2002                2001
                                                -----------         -----------
Deferred tax assets:
  NOL Carryover                                 $ 3,739,400         $ 2,591,800

Deferred tax liabilities:                                --                  --
  Depreciation                                      (18,100)            (52,400)

Valuation allowance                              (3,721,300)         (2,539,400)
                                                -----------         -----------

Net deferred tax asset                          $        --         $        --
                                                ===========         ===========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                      2002              2001
                                                  -----------       -----------

Book loss                                         $(1,797,490)      $(1,223,430)
Accrued compensation                                   29,660            43,480
Depreciation                                           21,497           (37,020)
Other                                                   5,200               900
Stock for services/options expense                    593,512           368,880
Valuation allowance                                 1,147,621           847,190
                                                  -----------       -----------

Net Deferred Tax                                  $        --       $        --
                                                  ===========       ===========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $9,588,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

As previously discussed, the Company has not begun its principal revenue generating business operations of conducting mining extraction and production. Minimal income is recognized from the sale of gold by-product as a result of maintenance activities associated with the Mineral Ridge mineral property as discussed in Note 3. Income from those activities is recognized at the time of delivery of the precious metals. The Company receives immediate payment. The cost of these maintenance activities presently includes personnel, utilities, maintenance parts and supplies. These costs have been offset against the income from precious metal by-product sales with the net results reflected as part of other income and expense in the accompanying financial statements.

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

Property Acquisition and Deferred Mineral Property Development Costs

Property acquisition and deferred mineral property development costs are recorded at cost and will be capitalized once determination has been made that a mineral property has proven or probable reserves. On the commencement of commercial production, depletion of each mineral property and associated accumulated costs will be provided on the units of production basis using estimated proven and probable reserves as the depletion basis.

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

Properties Under Development

Upon determination that a mineral property can be economically developed and proven and probable reserves have been determined, costs incurred will be capitalized until the assets are put in service, at which time the capitalized costs will be depreciated and depleted in accordance with the policies previously described.

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

Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $900,000 (as restated) at December 31, 2002. We anticipate that expenditures relating to these reserves will be made over the next six to eight years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, at which time the Company recorded the estimated present value of reclamation liabilities totaling $1,269,472, including accretion of the discounted liability from the date the property was acquired, and recognized the carrying amount of the related retirement asset in the amount of $1,063,300, all related to the Mineral Ridge property. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets on a units of production basis and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The cumulative effect of this change in accounting principle as a result of the adoption of SFAS No. 143 was $693,828.

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $15,756,200 and a working capital deficit of $4,212,556 at December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - MINERAL PROPERTIES

Mineral Ridge Property

On November 7, 2000 the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada. The Company purchased the property for $225,000 in cash, assumed debt of approximately $382,400 and incurred $67,444 of additional costs associated with the acquisition. The Company also received rights to $900,000 of cash restricted for use in reclaiming the Mineral Ridge property. With this acquisition, the Company also assumed the liability to reclaim the property in its current condition. The net present value of those estimated reclamation costs was approximately $900,000 on the date of the acquisition. In allocating the purchase price of the Mineral Ridge Property, a total of $57,600 was assigned to land as tangible property associated with the patented mining claims acquired by the Company in the transaction which contain all of the currently determined proven and probable mineral reserves associated with the property. Accordingly, no value has been assigned to the unpatented mining claims to which the Company has rights but no determined value at this time.

The most recent mining operations on the property have used a cyanide heap leaching process to extract the precious metals, principally gold with some silver by-product.

Existing permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management (BLM) with the obtaining of new permits dependent upon the Company's proposed plan of mining operations. Accordingly, the Mineral Ridge mine has not been in operation since it was acquired with minimum maintenance activities being conducted subsequently. Those maintenance operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of $35,145 in 2000, $309,796 in 2001 and $118,007 in 2002. Costs associated with these maintenance activities totaled $27,050 in 2000, $286,601 in 2001 and $282,149 in 2002. The proceeds from the sale of the precious metal has been reflected net of the associated property maintenance costs as other income and expense in the accompanying financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - MINERAL PROPERTIES (Continued)

Mineral Ridge Property (Continued)

Subsequent to the acquisition of the Mineral Ridge property, the Company received rights to $740,000 of additional restricted cash from two previous operators of the property. The Company contributed an additional $160,000 to meet the requirements of the temporary reclamation permit. These funds are restricted to be used only for reclamation of the Mineral Ridge mine as specified by the existing permits associated with the mine. These funds have been reflected as restricted cash in the accompanying financial statements and are not expected to be utilized in the current period. A corresponding liability has been included in the accompanying financial statements reflecting this obligation.

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - MINERAL PROPERTIES (Continued)

Borealis Property (Continued)

As part of the agreement Newmex has purchased an additional 3,000,000 common shares and 3,000,000 two year $0.13 warrants for $600,000. The agreement requires that the $600,000 be used for the purchase and operation of the Mineral Ridge Mine. $600,000 was deposited in escrow account which the Company subsequently received prior to December 31, 2001.

The Company has determined with the assistance of independent and qualified consultants, that the Borealis Mineral Property has mineralized material without sufficient proven or probable reserves. Accordingly, the Borealis Mineral Property is considered to be in the exploration stage with all related costs and expenditures expenses as incurred.

Contact Copper Property

On January 28, 1998 the Company entered into a joint venture agreement with International Enexco Ltd. ("Enexco"). The Company has the option to purchase 60% of the rights to Enexco's interest in the Contact Copper Property for a total of $2,600,000 in Work Requirements and $313,000 in lease payments over a six-year period. During 1999, the Company incurred $387,820 in work requirements and $24,000 in cash and issued 24,000 shares of stock for mining lease payments. During 2000, the Company incurred $177,349 in work requirements and $48,000 in mining lease payments. During 2001, the Company incurred $50,006 in work requirements and $32,000 in mining lease payments.

On July 10, 1998, the Company entered into an Exploration License Agreement (the Agreement) with F.W. Lewis, Inc. granting the Company the exclusive right and license to explore the Contact Copper Property terminating December 31, 2002. The agreement requires stock distributions of $2,200,000 of Golden Phoenix, Inc. common stock and minimum work requirements totaling $750,000. During 1999, the Company distributed $200,000 in Golden Phoenix, Inc. common stock and incurred $358,374 in work requirements. The Company incurred $177,349 in work requirements during 2000. F.W. Lewis has suspended the required stock distributions for the current time.

The Contact Copper Property currently does not have proven probable ore reserves. Accordingly, this property is considered to be in the exploration stage with all related costs and expenditures expensed as incurred.

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

NOTE 5 - AMOUNTS DUE TO RELATED PARTIES

At various times officers and shareholders of the Company have advanced funds to pay operating, general and administration costs. As of December 31, 2002, a total of $282,329 was payable to these related parties. Interest has been imputed at a rate of 8% on amounts outstanding in excess of twelve months. As of December 31, 2002, total accrued interest of $49,362 has been recognized. These advances along with the imputed accrued interest are unsecured and due on demand.

The Company incurred related party interest expense of $32,351 and $28,140 for the years ended December 31, 2002 and 2001, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2002 :

Officers accrued salaries and deferred compensation                   $  445,000
Accrued payroll and related expenses                                     108,050
Contact Property lease payable (Note 10)                               1,628,000
Contact Property exploration license payable (Note 10)                    43,000
Contact Property minimum work commitment payable (Note 10)             1,117,000
Other accrued liabilities                                                 83,678
                                                                      ----------

                                                                      $3,424,728
                                                                      ==========

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

Obligations under capital leases at December 31, 2002 consisted of the following:

Capital lease payable to IKON Capital Resources, dated October 15, 1997 payable at $250 per month, including interest imputed at 15.2% per annum, maturity November, 2002, secured by certain computer
  equipment, personally guaranteed by a shareholder                                                        $     397

Capital lease payable to Compaq Financial Services, dated August 1, 2001, payable at $1,596 per month, including taxes and fees and interest imputed at 17.18% per annum, maturity August 1, 2005, secured
  partially by certain computer equipment                                                                     40,504

Capital lease payable to CIT Financial Services, dated August 21, 2001, payable at $1,409 per month, including interest imputed at 20.48% per annum, maturity August 5, 2005, secured partially by certain
  computer equipment                                                                                          35,332

Capital lease payable to Heller Financial Leasing, dated July 5, 2001, payable at $1,195 per month, including interest imputed at 18.9% per annum, maturity July 5, 2006, secured by certain computer
  equipment                                                                                                   47,000
                                                                                                           ---------

  Total                                                                                                      123,233

  Less: Current Portion                                                                                      (40,102)
                                                                                                           ---------

  Long-term portion                                                                                        $  83,131
                                                                                                           =========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 7 - CAPITAL LEASES (Continued)

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

Year Ended December 31,

2003                                                                 $   57,832
2004                                                                     49,413
2005                                                                     37,724
2006                                                                      8,368
2007 and thereafter                                                          --
                                                                     ----------

Total future minimum lease payments                                     153,337

Less: Amount representing interest                                      (30,104)
                                                                     ----------

Present value of future minimum lease payments                       $  123,233
                                                                     ==========

The Company recorded depreciation expense $8,039 and $4,549 for the years ended December 31, 2002 and 2001 for equipment under capital leases.

NOTE 8 - LONG TERM DEBT

Long term debt consisted of the following at December 31, 2002:

Note payable to GMAC, dated November 17, 2000, payable at  $672 per month including interest at 3.9% per
  annum through December, 2004, secured by a 2001 GMC Sierra truck                                          $17,690

Note payable to GMAC, dated November 17, 2000, payable at $672 per month including interest at 3.9% per
  annum through December, 2004, secured by a 2001 GMC Sierra truck                                           17,690

Note payable to GMAC, dated November 17, 2000, payable at $599 per month including interest at 3.9% per
  annum through December, 2004, secured by a 2001 GMC Sierra truck                                           15,628

Note payable to GMAC, dated November 17, 2000, payable at $598 per month including interest at 3.9% per
  annum through December, 2004, secured by a 2000 GMC Sierra truck                                           15,587
                                                                                                            -------

Balance Forward                                                                                             $66,595
                                                                                                            -------

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 8 - LONG TERM DEBT (Continued)

Balance Forward                                                                                              $  66,595

Note payable to and individual, dated August 28, 2001, payable upon demand, including interest at 15% per
  annum, unsecured                                                                                              40,000

Note payable to an individual, dated November 15, 2002, payable upon demand, including interest at 4.5%
  per annum, unsecured                                                                                           4,513

Note payable to an individual, dated September 30, 2002, payable upon demand, including interest at 10%
  per annum, unsecured                                                                                           7,000
                                                                                                             ---------

  Total                                                                                                        118,108

  Less: Current portion of long term debt                                                                     (101,945)
                                                                                                             ---------

  Total Long-term debt                                                                                       $  16,163
                                                                                                             =========

Maturities on long term debt are as follows:

         Year Ended December 31,

         2003                                        $    101,945
         2004                                              16,163
         2005                                                  --
         2006                                                  --
         2007 and thereafter                                   --
                                                     ------------

         Total                                       $    118,108
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

      Year Ended December 31,
      -----------------------

      2003                                                   $   28,662
      2004                                                       16,720
                                                             ----------

      Total                                                  $   45,382
                                                             ==========

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

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

Mineral Property Lease - Borealis Property

The Company leases mineral property in Mineral County, Nevada, known as the Borealis Property. The lease is cancelable within 90 days. Future lease payments are at a rate of $8,000 per month with adjustments based upon the consumer price index, with no expiration of the lease specified. As discussed in Note 11, Dr. John W. Whitney a shareholder of the Company, is one of the individual lessors of the Borealis Property.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Mineral Property Lease - F.W. Lewis Contact Property

The Company leases mining property in Elko County, Nevada, known as the Contact Property, as part of a exploration license agreement (See Note 3). During February 2003, the parties signed a first amendment extending the term of the exploration license to December 31, 2007. The Company is to continue making exploration license payments of $2,500 per month, stock distributions of 350,000 shares of the Company's common stock on January 1 and July 1 of each year and yearly minimum work commitment of $100,000. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by the Company on either the Lewis property or the adjoining International Enexco, Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco Property.

At December 31, 2002, the Company had a total liability of $2,710,000 on the lease which consists of $1,550,000 of property lease payments, $1,117,000 of minimum work commitment expenditures and $43,000 in monthly exploration license payments. The minimum work commitment liability includes $1,049,000 of required expenditures for the adjoining International Enexco, Ltd property and may be applied to Lewis' minimum work commitment. The lease is cancelable within thirty days.

Future minimum lease payments are as follows:

       Year Ended December 31,

       2003                                                    $  130,000
       2004                                                       130,000
       2005                                                       130,000
       2006                                                       130,000
       2007 and thereafter                                        130,000
                                                               ----------

       Total                                                   $  650,000
                                                               ==========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Mineral Property Lease - International Enexco Limited - Contact Property

The Company also leases mineral property in Elko County, Nevada, known as the Contact Property as part of a joint venture agreement with International Enexco (See Note 3). The lease includes monthly payments of $4,000 and minimum work in qualifying expenses ranging from $550,000-$650,000 for exploration, development, or mining. At December 31, 2002, the Company had a total liability of $1,127,000 on the lease which includes $78,000 in monthly payments and $1,049,000 in minimum work commitment liability. The lease is cancelable within thirty days. Future lease payments as of December 31, 2002 were as follows:

      Years Ended December 31,

      2003                                      $   598,000
      2004                                          698,000
                                                -----------

      Total                                     $ 1,296,000
                                                ===========

Royalty Agreement - Mary Mining Company, Inc.

As part of the purchase of the Mineral Ridge Mine, the Company assumed a net smelter returns royalty agreement with Mary Mining Company, Inc. The agreement calls for a production royalty of the net smelter returns. The royalty percentage rate is based on the price of gold per troy ounce.

                                                                       Royalty
                                                                      Percentage
Price of Gold per Troy Ounce                                             Rate
----------------------------                                          ----------

Less than or equal to $300 U.S.                                          2.5%
Greater than $300, but less than or equal to $325                          3%
Greater than $325, but less than or equal to $350                        3.5%
Greater than $350, but less than or equal to $375                          4%
Greater than $375, but less than or equal to $400                        4.5%
Greater than $400, but less than or equal to $500                          5%
Greater than $500, but less than or equal to $600                        5.5%
Greater than $600, but less than or equal to $800                          6%
Greater than $800, but less than or equal to $1,000                        7%
Greater than $1,000                                                        8%

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Obligations

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

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

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1998, various employees and shareholders exercised 1,095,642 of options for $118,405. Notes payable to stockholders at December 31, 2002, consisted of unsecured short-term notes at 8% interest in the amount of $282,329.

During 1998 and in connection with the dissolution of Golden Phoenix Alaska, Inc., the Company issued a total of 500,000 shares of common stock per the related separation arrangement to an individual and two former officers and directors of the Company. Golden Phoenix Alaska, Inc. is a former subsidiary of the Company. The cash portion of the transaction was done at $0.10 per share. Accordingly, in accounting for the satisfaction of the accounts payable at the same price per share, a resulting gain of $10,016 on the forgiveness of the obligation, which was recognized as contributed capital.

During the years ended December 31, 2002 and 2001 and the period from inception through December 31, 2002, the Company made precious metal sales of $-0-, $115,453, and $150,598, respectively to Itronics Metallurgical, Inc. (Itronics). Itronics acted as a intermediary for the sale of the Company's precious metals with an outside refinery acquiring the metals based on their quoted price. Itronics is a company owned by Dr. John W. Whitney, who is a significant shareholder of the Company.

The Company leases mineral property known as the Borealis Property from the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Dr. Whitney is an underlying owner of the Borealis project. During the years ended December 31, 2002 and 2001 and the period from inception through December 31, 2002, the Company has made payments of $18,620, $30,290, and $133,485, respectively to Dr. Whitney for a portion of its lease obligation on the Borealis property. (See Note 10).

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - OUTSTANDING STOCK OPTIONS (Continued)

Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $195,301. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                          December 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------
Net loss:
  As reported                                      $(4,608,948)     $(3,137,003)
  Pro forma                                        $(4,804,249)     $(3,137,003)

Basic income (loss) per share:
  As reported                                      $     (0.07)     $     (0.08)
  Pro forma                                        $     (0.07)     $     (0.08)

A summary of the status of the Company's stock option plans as of December 31, 2002 and changes during the year is presented below:

                                                                    Weighted
                                                                    Average
                                                     Shares      Exercise Price
                                                    ---------    --------------

Outstanding, December 31, 2001                      4,395,764        $0.18

  Granted                                           2,469,000         0.20
  Canceled                                                 --           --
  Exercised                                          (668,000)        0.16
                                                    ---------        -----

Outstanding, December 31, 2002                      6,196,764        $0.19
                                                    =========        =====

Exercisable, December 31, 2002                      6,196,764        $0.19
                                                    =========        =====

                                             Outstanding                                    Exercisable
                          ---------------------------------------------------   -----------------------------------
                              Number        Weighted Average      Weighted                            Weighted
                          Outstanding at        Remaining          Average      Number Exercisable     Average
Exercise Prices              12/31/02       Contractual Life   Exercise Price      at 12/31/02      Exercise Price
---------------              --------       ----------------   --------------      -----------      --------------
$0.15                       2,465,715             (a)             $ 0.15            2,465,715           $ 0.15
 0.22                       3,731,049            1.26               0.22            3,731,049             0.22
                            ---------            ----             ------            ---------           ------

$0.15 - 0.22                6,196,764            1.26             $ 0.19            6,196,764           $ 0.19
                            =========            ====             ======            =========           ======

----------
(a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

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

NOTE 13 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of December 31, 2002 and changes during the year is presented below:

                                                                    Weighted
                                                                    Average
                                                    Shares       Exercise Price
                                                    ------       --------------

Outstanding, December 31, 2001                    14,359,747        $0.10

  Granted                                         14,784,172         0.12
  Canceled / Expired                                (450,000)        0.10
  Exercised                                       (2,810,063)        0.10
                                                  ----------        -----

Outstanding, December 31, 2002                    25,883,856        $0.12
                                                  ==========        =====

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2002:

Expiration Date                        Price                 Number
---------------                       ------               ----------

2003                                  $0.100               10,357,037
2003                                   0.150                  175,000
2004                                   0.085                  117,647
2004                                   0.100                8,380,000
2004                                   0.150                6,652,839
2005                                   0.150                  201,333
                                                           ----------
                                                           25,883,856
                                                           ==========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 14 - SUBSEQUENT EVENTS

Stockholders' Equity

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

Litigation

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

NOTE 14 - SUBSEQUENT EVENTS (Continued)

Mineral Property Lease - F.W. Lewis Contact Property

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

NOTE 15 - PRIOR PERIOD ADJUSTMENTS

Subsequent to the original issuance of the December 31, 2001 financial statements, the Company determined that accrued liabilities, depreciation expense and common stock issued for services were not properly recorded for the years ended December 31, 1997 thru December 31, 2001. The Company also determined that there was an incorrect recording of organization costs, deferred development costs, mining properties and claims, reclamation obligation, and additional paid in capital along with a cancellation of preferred stock not previously recorded. Correction of these errors had the following effect on the previously reported Assets, Liabilities, Stockholders' Equity and Net Loss of the Company as of and for the year ended December 31, 2001 and has an equal overstatement of the retained deficit as of December 31, 2001. These corrections have been reflected in the accompanying statements of operations and other comprehensive loss for the year ended December 31, 2001.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 15 - PRIOR PERIOD ADJUSTMENTS (Continued)

December 31, 2001-

                                   Originally
                                    Reported        As Restated         Difference
                                   ----------       ------------       ------------
Organizational costs, net          $      115       $         --       $      (115)  (1)
Options                                25,000                 --           (25,000)  (2)
Fixed assets, net                     738,771            766,651            27,880   (3)
Mining properties and claims        1,860,591                 --          (210,591)  (4)
                                                                        (1,650,000)  (5)
Deferred development costs            462,709                 --          (354,309)  (6)
                                                                           (83,845)  (5)
                                                                           (24,555)  (7)
Accrued liabilities                   207,341          2,646,291          (240,000)  (8)
                                                                        (2,090,500)  (9)
                                                                           (30,000) (10)
                                                                           (78,450) (11)
Accrued interest                      296,207            317,648           (21,441) (12)
                                                                           (19,824) (13)
Capital lease obligations             118,228            158,228           (40,000) (14)
Reclamation liabilities             1,819,824            900,000           900,000  (15)
                                                                            19,824  (13)
Preferred stock                         1,708                605             1,103  (16)
Common stock                        7,281,637          7,932,395            78,450  (11)
                                                                            (1,103) (16)
                                                                           (73,700) (17)
                                                                            43,250  (18)
                                                                          (283,500) (19)
                                                                            60,000  (19)
                                                                            (2,750) (20)
                                                                           (92,666) (21)
                                                                           (10,016) (22)
                                                                           (25,138) (23)
                                                                          (343,589) (24)
Additional paid in capital            123,700                 --            50,000   (4)
                                                                            73,700  (15)
Accumulated deficit                (6,700,367)       (11,147,252)        2,972,644  (25)
                                                                         1,474,241  (26)
Net loss                           (1,662,762)        (3,137,003)        1,474,241  (26)
Loss per share                     $    (0.04)      $      (0.08)      $     (0.04) (27)

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 15 - PRIOR PERIOD ADJUSTMENTS (Continued)

(1) To expense organization costs in the period incurred which was prior to December 31, 2000. Results in a net increase of $346 in accumulated deficit and decrease of $231 in net loss for the year ended December 31, 2001.
(2) To expense a mineral property acquisition option payment that was applied to the purchase price prior to December 31, 2000 with a corresponding increase in accumulated deficit at December 31, 2000.
(3) To recognize errors in calculation of depreciation expense resulting in a decrease in accumulated deficit of $3,283 and a decrease in net loss of $24,597 for the year ended December 31, 2001.
(4) To expense capitalized value of the Cirque Alaska project abandoned in 2000 with a corresponding increase in accumulated deficit of $160,591 and a reduction of $50,000 incorrectly charged to additional paid in capital.
(5) Expense mining properties and claims and deferred development costs related to the Borealis of Property which had been previously capitalized as a result of the conclusion that the property does not have sufficient proven or probable mineral reserves.
(6) Expense costs incorrectly capitalized associated with the Contact mineral property that is in the exploration stage resulting in an increase in accumulated deficit of $304,304 and an increase in net loss of $50,005 for the year ended December 31, 2001.
(7) Expense costs associated with the Borealis mineral property not qualifying for capitalization resulting in an increase in accumulated deficit of $11,225 and an increase in net loss of $13,330 for the year ended December 31, 2001.
(8) Recognized deferred compensation obligation to two officers of the Company not previously recorded resulting in a $180,000 increase in accumulated deficit and a $60,000 increase in net loss for the year ended December 31, 2001.
(9) Recognize lease, exploration and minimum work commitment obligations to FW Lewis related to the Contact mineral property not previously recorded resulting in a $1,170,500 increase in accumulated deficit and a $920,000 increase in net loss for the year ended December 31, 2001.
(10) Recognize unrecorded lease obligations to International Enexco related to the Contact mineral property resulting in a $18,000 increase in accumulated deficit and a $12,000 increase in net loss for the year ended December 31, 2001.
(11) Recognize unrecorded liability for finders fees and account for as stock offering costs and charged as a reduction in common stock.
(12) Recognize additional accrued interest on debt obligations calculated incorrectly resulting in an increase in accumulated deficit of $21,441.
(13)  Reclassify certain accrued liabilities.
(14) Recognize an error in recording the Heller capital lease obligation resulting in an increase of $40,000 in the net loss for the year ended December 31, 2001.
(15) Correct the reclamation obligation to the $900,000 fair value of the liability at the date of acquisition in October 2000 that had previously been recorded at $1,800,000.
(16) Recognize book value of shares of convertible preferred stock converted to common stock prior to December 31, 2000.
(17) Reclassify amount incorrectly charged to additional paid in capital for no par common stock with a corresponding change to the value of common stock.
(18) Recognize finders fees and stock offering costs as a reduction of common stock that were incorrectly expensed. Results in a decrease of $43,250 in accumulated deficit.
(19) To correct valuation of common stock issued for services resulting in an increase of $60,000 in stock offering costs recognized as a reduction in common stock along with an increase in accumulated deficit of $239,500 and a reduction of $16,000 of the net loss for the year ended December 31, 2001.
(20) Recognize the fair value of warrants issued with a debt instrument with a corresponding increase in net loss for the year ended December 31, 2001.
(21) Recognize charges related to the beneficial conversion feature of convertible debt issued in 2000 with a corresponding charge to accumulated deficit.
(22)  Contributed capital from gain on sale of stock in affiliate.
(23) Additional expense recognized for common stock issued for extinguishment of debt valued at the market price of the shares issued.
(24) Additional expense recognized for common stock issued for services rendered valued at the market price of the shares issued.
(25)  Cumulative affect of Items (1) through (24) on accumulated deficit.
(26) Cumulative affect of Items (1) through (24) on net loss for the year ended December 31, 2001.
(27)  Loss per share increased by $0.04 per share.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 16 - CORRECTION OF ERRORS

Subsequent to the original issuance of the December 31, 2002 financial statements, a revised determination was made that the Borealis Mineral Property has mineralized material without sufficient proven or probable reserves. Accordingly, the Borealis Mineral Property is considered to be in the exploration stage with all related costs and expenditures to be expensed as incurred. As a result, acquisition costs totaling $1,650,000 and deferred development costs of $83,845 incurred prior to December 31, 2001, have been reflected as being expensed in prior periods as reflected in Note 15. An additional $15,033 of Borealis deferred development costs incurred in 2002 and previous capitalized have been expensed and included in the net loss for the year ended December 31, 2002.

Also subsequent to the original issuance of the December 31, 2002 financial statements it was determined that common stock issued to extinguish debt obligations of the Company had not been accounted for properly. The financial statements have been restated to reflect the fair market value of the common stock issued based on quoted market price rather than the amount of the debt obligation resulting in a loss on extinguishment of debt totaling $275,333 for the year ended December 31, 2002 and an additional net loss on extinguishment of debt amounting to $25,138 for prior periods as reflected in Note 15.

Finally, determined was made subsequent to the original issuance of the December 31, 2002 financial statements that common stock issued for general and administrative and exploration and related services should have been valued at the fair market value of the Company's common stock issued based on the quoted market price and not the invoices amount. This correction resulted in an increase in expenses of $253,523 and the related net loss for the year ended December 31, 2002 with an increase in expenses and related accumulated deficit for prior periods amounting to $366,376.

The net effect on these corrections increased the net loss for the year ended December 31, 2002 by $543,889 from $4,065,059 to $4,608,948, and had no material effect on net loss per share.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the directors and executive officers of Golden Phoenix as of October 15, 2003:

Name                     Age    Position
----                     ---    --------
Michael R. Fitzsimonds   46     President and Director
Steven D. Craig          56     Vice President, Corporate Secretary and Director
Allan J. Marter          55     Director
David A. Caldwell        43     Director
Ronald L. Parratt        54     Director

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

      Michael R. Fitzsimonds. Mr. Fitzsimonds is President, CEO and Chairman of the Board of Directors of Golden Phoenix Minerals, Inc. and has served in his capacity since 1997. Mr. Fitzsimonds is responsible for all administrative and corporate finance activities at Golden Phoenix. Mr. Fitzsimonds also directs the Company's Mineral Ridge operations and development work including resource evaluations and permitting requirements. He has more than 24 years of mining industry experience as a geological engineer, including experience evaluating complex gold deposits. From 1987 to 1997, Mr. Fitzsimonds served as Project Services Manager and Senior Geologist for Santa Fe Pacific Gold, Inc., and was responsible for the company's initial resource evaluations and due diligence of all mine operation projects and acquisitions worldwide. Mr. Fitzsimonds has experience in many aspects of the minerals industry, ranging from grass roots exploration and project development to mine start-up. Mr. Fitzsimonds was a member of the startup team for the Alligator Ridge Mine in White Pine County, Nevada, his primary responsibilities included development of new reserves for the mine, grade control, reserve analysis, managed the mine assay laboratory, and worked with engineering on the mine development. As part of his duties while working with Santa Fe Pacific Gold for eleven years, Mr. Fitzsimonds did all of the preliminary reserve estimates for all of the projects that Santa Fe Pacific Gold made into mines in Nevada. As part of the project services group for Santa Fe Pacific Gold, Mr. Fitzsimonds worked as the liaison between mine development and exploration to assist in the development of these projects. Mr. Fitzsimonds earned his B. Sc. in Geological Engineering, Mining and Exploration from the University of Arizona.

      Steven D. Craig. Mr. Craig is Vice President, Corporate Secretary and a Director and has served in his capacity since 1998. He is an experienced economic geologist specializing in the discovery of ore deposits and building exploration teams to facilitate discoveries. Mr. Craig has more than 28 years of diversified exploration experience including, 5 years with Golden Phoenix and the prior 23 years with Kennecott Exploration Company, and its affiliates, as manager of a gold exploration team headquartered in Reno, Nevada. His international experience includes gold exploration in New Guinea, South America and Mexico. Mr. Craig earned his M.S. in Economic Geology from Colorado State University. His responsibilities at Golden Phoenix include directing of the Company's exploration program and assisting in administrative functions.

      Allan J. Marter. Mr. Marter is a Director of Golden Phoenix and has served in his capacity since 1998. He is Senior Vice President and Chief Financial Officer of Golden Star Resources Ltd., Denver, Colorado, where he has served for the past three years. Prior to that, Mr. Marter was President of Waiata Resources. Mr. Marter has more than 23 years experience of financial management in the mining industry including as CFO and a Director of a number of small to mid-sized mining and exploration companies, including in Denver and Vancouver, Canada.

      David A. Caldwell. Mr. Caldwell is a Director of Golden Phoenix and has served in his capacity since 1997. Mr. Caldwell has more than 16 years experience as a geologist and geophysicist specializing in the discovery, delineation and economic evaluation in gold exploration, base metal and sulfur. Mr. Caldwell is Senior Geologist for Nevada Pacific Gold Corporation, Elko, Nevada, which he co-founded in 1997. Prior to that, Mr. Caldwell has also served in a senior management role, and has had roles in project management and development at Santa Fe Pacific Gold Corporation and the Gold Fields Mining Company.

      Ronald L. Parratt. Mr. Parratt is a Director of Golden Phoenix and has served in his capacity since 2001. Mr. Parratt has more than 29 years experience as a geologist, exploration manager and developer of gold deposits in North America. Mr. Parratt is currently President of AuEx, LLC, a non-affiliated private mineral exploration company. For the past five years, Mr. Parratt has served as Exploration Manager for the Homestead Mining Company. Until 1997, Mr. Parratt served as Vice President of Exploration for the Santa Fe Pacific Gold Corporation, where he was responsible for intensive exploration activities in the U.S., Brazil and Central Asia. During this tenure, Mr. Parratt oversaw the exploration and development of 15 million ounces of gold reserves. Mr. Parratt earned his M.S. degree in Economic Geology from Purdue University. Mr. Parratt is currently serving on Nevada's Commission on Mineral Resources.

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

Committee                   Chairperson         Members
---------                   -----------         -------
Audit Committee             Allan Marter        Ronald Parratt, David Caldwell
Compensation Committee      Allan Marter        Ronald Parratt, David Caldwell
Governance Committee        Ronald Parratt      Allan Marter, David Caldwell

      The Board of Directors has determined that Mr. Marter is an Audit Committee financial expert and that he is "independent" under the securities Exchange Act of 1934.

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

Code of Ethics

      Golden Phoenix has not currently adopted a formal code of ethics that applies to our principal executive officer or principal accounting officer. We are in the process of establishing such written standards for these officers.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2002 did not exceeded $100,000:

                                Annual Compensation                           Long Term Compensation
                              -----------------------    -----------------------------------------------------------------
                                                                  Awards                           Payouts
                                                         -------------------------  -------------------------------------
                                                                                    Securities
                                                                                    Underlying
Name and                                                 Other Annual   Restricted   Options/     LTIP
Principal                      Salary         Bonus      Compensation     Stock        SARs      Payouts      All Other
Position              Year       ($)           ($)           ($)         Award(s)      (#)         ($)      Compensation
----------------     ------   ----------      -----      ------------   ----------  ----------   -------    ------------
      (a)             (b)        (c)           (d)           (e)           (f)         (g)         (h)           (i)
----------------     ------   ----------      -----      ------------   ----------  ----------   -------    ------------
Michael               2002    $95,000(1)        --           --            --           --          --            --
Fitzsimonds, CEO      2001    $95,000(2)        --           --            --           --          --            --
                      2000    $95,000(3)        --           --            --       1,395,000(4)    --            --

----------
(1) Of the $95,000 in 2002 annual compensation, $35,000 was accrued at December 31, 2002 and remains unpaid.
(2) Of the $95,000 in 2001 annual compensation, $35,000 was accrued at December 31, 2001 and remains unpaid.
(3) Of the $95,000 in 2000 annual compensation, $35,000 was accrued at December 31, 2000 and remains unpaid.
(4) In 2000, Mr. Fitzsimonds was granted options 1,145,000 for common shares at $0.22. He was also granted 250,000 in new options at $0.22 in 2000.

      There is no employee that was paid $100,000 per year in cash compensation. An executive compensation contract for the payment of salary was initiated in May of 1998. We have agreed to pay Mr. Fitzsimonds the sum of $60,000 per year in cash compensation and deferred compensation of $35,000.

Option Grants In Last Fiscal Year

                              Number of        % of Total
                              Securities       Granted to
                              Underlying      Employees in      Exercise or
Name                       Options Granted     Fiscal Year       Base Price     Expiration Date
-------------------        ---------------    ------------      -----------     ---------------
Michael Fitzsimonds               None              0%               --               --

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

Options Exercised:

                                       Shares Acquired
Name                                   On Exercise(#)           Value Realized
----------------------                 --------------           --------------
Michael R. Fitzsimonds                 None                     --

Options Unexercised:

                                                                          Value of Unexercised
                            Number of Securities Underlying               In-the-Money Options
                            Unexercised Options at 12/31/02                    At 12/31/01
                            --------------------------------        -------------------------------
Name                        Exercisable          Unexercised        Exercisable         Unexercised
----                        -----------          -----------        -----------         -----------
Michael R. Fitzsimonds        2,818,940          2,818,940           $539,741              $539,741

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

      The following table presents certain information regarding the beneficial ownership of all shares of common stock at October 31, 2003 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 93,858,710 common shares issued and outstanding at October 31, 2003 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at October 31, 2003 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                                      Exercisable
                                                                        Options/
                                                     Shares owned       Warrants       Percentage
                                                     ------------     -----------      ----------
John W. Whitney                                         3,361,197      1,865,280          5.5%
P.O. Box 10725
Reno, Nevada

Frank Diegman                                          10,833,333      5,833,333         16.7%
1986 E Football Blvd
Pasadena, Ca 91107

Michael R. Fitzsimonds                                  2,074,414      2,818,940(2)       5.1%
3595 Airway Drive
Suite 405
Reno, Nevada

Steven D. Craig                                            27,362      2,265,349(3)       2.4%
3595 Airway Drive
Reno, Nevada

David Caldwell(4)                                         127,362        240,000(4)         *
3595 Airway Drive
Suite 405
Reno, Nevada

Allan Marter(5)                                           127,362        190,000(5)         *
3595 Airway Drive
Suite 405
Reno, Nevada

Ronald L. Parratt                                              --        100,000(6)         *
3595 Airway Drive
Suite 405
Reno, Nevada

All directors and officers as a group (5 persons)       2,356,500      5,614,289          8.0%

----------
*     Represents less than 1%.
(1) Included in Mr. Whitney's shares are 1,263,752 restricted common shares owned by Whitney & Whitney, Inc. Mr. Whitney is President of Whitney & Whitney, Inc. and a greater than 10% shareholder of its parent company, Itronics Inc. Mr. Whitney's options and warrants are exercisable at $0.10 per share.
(2) Mr. Fitzsimonds has conversion rights on options for 1,670,000 common shares exercisable at $0.22, and options for 1,148,940 common shares exercisable at $0.147.

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

                               Number Of Shares           Value Of Compensation
Year                           Of Common Stock           Including Cash Payments
----                           ---------------           -----------------------
2001                             1,208,248                       $120,776
2002                             1,847,002                       $239,268
2003                                     0                       $      0
                                 ---------                       --------
Total                            3,055,250                       $360,044
                                 =========                       ========

      The Company has paid the following amounts to Mr. Whitney for a portion of its lease obligation on the Borealis property.

                                    Number Of Shares
Year                                Of Common Stock              Amounts Paid
----                                ---------------              ------------
2001                                      220,547                   $20,290
2002                                      247,498                   $31,731
2003                                       29,400                   $ 5,880
                                          -------                   -------
Total                                     497,445                   $57,901
                                          =======                   =======

      Mr. Whitney has purchased either through a placement agreement or the exercise of warrants issued with the private placement the following shares.

                                   Number Of Shares            Amounts Paid
Year                               Of Common Stock       On Exercise Of Warrants
----                               ---------------       -----------------------
2001                                     550,000                 $ 55,000
2002                                     800,000                 $ 80,000
2003                                           0                 $      0
                                       ---------                 --------
Total                                  1,350,000                 $135,000
                                       =========                 ========

      The total related party transactions for Mr. Whitney and Whitney & Whitney Inc. is as follows.

                                                            Total Of Above
                                 Number Of Shares     Related Party Transactions
 Year                            Of Common Stock           For Mr. Whitney
 ----                            ---------------           ---------------
 2001                                1,978,795                $196,066
 2002                                2,894,500                $350,999
 2003                                   29,400                $  5,880
                                     ---------                --------
 Total                               4,902,695                $552,935
                                     =========                ========

      Dr. Frank Diegman has become our largest investor over the past few years through investments in private placements in the company. The following is a summary of the shares that have been purchased through either private placements or exercise of warrants associated with the private placements.

                                    Number Of Shares
Year                                Of Common Stock            Amounts Invested
----                                ---------------            ----------------
2001                                    3,250,000                 $  275,000
2002                                    4,583,333                 $  625,000
2003                                    3,000,000                 $  300,000
                                       ----------                 ----------
Total                                  10,333,333                 $1,200,000
                                       ==========                 ==========

      Mr. Fitzsimonds, the Company's Chief Executive Officer and a Director, converted 100,000 preferred shares to 1,000,000 common shares of stock during the fourth quarter of 2002 in exchange for canceling $100,000 worth of debt the company owed him.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)(2) Financial Statements. See index to consolidated financial statements and supporting schedules.

      (a)(3)    Exhibits.

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
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

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
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

10.11         Mineral Ridge Mine Sale Agreement, dated October     Incorporated by reference to Exhibit 2.1 to the
              9, 2000, by and between Thomas L. Minsic (Trustee    Company's Current Report on Form 8-K for the
              for the Chapter 11 bankruptcy estate of Mineral      period ended November 7, 2000, as filed with the
              Ridge Resources, Inc.) and Golden Phoenix            SEC on November 22, 2000
              Minerals, Inc.

10.12         Common Stock Purchase Agreement, dated November      Incorporated by reference to Exhibit 10.1 to the
              12, 2002, by and between Golden Phoenix Minerals,    Company's Quarterly Report on Form 10-QSB for the
              Inc. and Fusion Capital Fund II, Inc.                period ended September 30, 2002, as filed with
                                                                   the SEC on November 19, 2002

10.13         Agreement, dated July 21, 2003, by and between       Incorporated by reference to the Company's
              Golden Phoenix Minerals, Inc. and Borealis Mining    Amendment No. 1 to Form SB-2 Registration
              Company                                              Statement filed with the SEC on July 11, 2003

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

31.1          Certification Pursuant to Section 302                Provided herewith

31.2          Certification Pursuant to Section 302                Provided herewith

32.1          Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

32.2          Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

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

Date: November 14, 2003                 GOLDEN PHOENIX MINERALS, INC.


                                        By: /s/ Michael R. Fitzsimonds
                                           -------------------------------------
                                           Michael R. Fitzsimonds
                                           President, Chief Financial Officer
                                           and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                             DATE
---------                   -----                                             ----
/s/ Michael R. Fitzsimonds
--------------------------
Michael R. Fitzsimonds      Director, President and Chief Financial Officer   November 14, 2003

/s/ Steven D. Craig
--------------------------
Steven D. Craig             Director, Vice President and Secretary            November 14, 2003

/s/ Allan J. Marter
--------------------------
Allan J. Marter             Director                                          November 14, 2003

/s/ David A. Caldwell
--------------------------
David A. Caldwell           Director                                          November 14, 2003

/s/ Ronald L. Parratt
--------------------------
Ronald L. Parratt           Director                                          November 14, 2003