Form 10QSB/A
period 2003-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-11-14
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB
           (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2003, there were 93,858,710 outstanding shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                          GOLDEN PHOENIX MINERALS, INC.

                                FORM 10-QSB INDEX

                                                                                                        Page Number
                                                                                                        -----------
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets as of March 31, 2003 and December 31, 2002                                                 3
    Statements of Operations and Other Comprehensive Income (Loss) for the
      Three Months Ended March 31, 2003 and 2002, and From Inception (June 2, 1997) to March 31, 2003         5
    Statements of Stockholders' Equity (Deficit)                                                              7
    Statements of Cash Flows for the three Months Ended March 31, 2003 and 2002,
      and Inception (June 2, 1997) to March 31, 2003                                                         16
    Notes to Condensed Financial Statements                                                                  18
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             23
  Item 3.  Controls and Procedures                                                                           27

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                 28
  Item 2.  Changes of Securities and Use of Proceeds                                                         29
  Item 3.  Defaults Upon Senior Securities                                                                   29
  Item 4.  Submission of Matters to a Vote of Security Holders                                               29
  Item 5.  Other Information                                                                                 29
  Item 6.  Exhibits and Reports on Form 8-K                                                                  29
  Signatures                                                                                                 32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)

                          RESTATED FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                     ASSETS                         March 31,       December 31,
                                                      2003              2002
                                                  -----------       -----------
                                                  (Unaudited)        (Restated)
                                                  (Restated)

CURRENT ASSETS
  Cash and cash equivalents                       $   680,235       $    28,614
  Other receivables                                     6,000                --
  Prepaid expenses                                     34,801            42,434
                                                  -----------       -----------
    Total Current Assets                              721,036            71,048
                                                  -----------       -----------

PROPERTY AND EQUIPMENT
  Land                                                 57,600            57,600
  Buildings                                           100,000           100,000
  Vehicles                                            142,521           142,521
  Computer equipment                                   91,975            91,975
  Office furniture and equipment                       16,516            16,516
  Mining equipment                                    605,067           605,067
  Accumulated depreciation                           (347,876)         (316,395)
                                                  -----------       -----------
    Total Property and Equipment, Net                 665,803           697,284
                                                  -----------       -----------

OTHER ASSETS
  Restricted cash - reclamation obligation          1,822,315         1,821,817
  Reclamation asset                                 1,063,300                --
  Deposits                                             15,611            15,611
                                                  -----------       -----------
    Total Other Assets                              2,901,226         1,837,428
                                                  -----------       -----------

    TOTAL ASSETS                                  $ 4,288,065       $ 2,605,760
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)
                                   (Unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                March 31,        December 31,
                                                                  2003               2002
                                                              ------------       ------------
                                                               (Unaudited)        (Restated)
                                                               (Restated)
CURRENT LIABILITIES
  Accounts payable                                            $    248,124       $    385,138
  Accrued liabilities                                            3,551,924          3,424,728
  Current portion of long-term debt                                 86,160            101,945
  Capital lease obligations-current portion                         35,133             40,102
  Amounts due to related parties                                   334,492            331,691
                                                              ------------       ------------
    Total Current Liabilities                                    4,255,833          4,283,604
                                                              ------------       ------------

LONG-TERM LIABILITIES
  Reclamation obligation                                         1,296,072            900,000
  Convertible notes payable and related accrued interest           639,817            621,430
  Capital lease obligations                                         71,378             83,131
  Long-term debt                                                    16,181             16,163
                                                              ------------       ------------
    Total Long-Term Liabilities                                  2,023,448          1,620,724
                                                              ------------       ------------

    Total Liabilities                                            6,279,281          5,904,328
                                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, 50,000,000 shares
  authorized, no shares issued and outstanding                          --                 --
  Common stock, no par value, 150,000,000 shares
  authorized, 87,458,826 and 76,881,842 issued and
  outstanding, respectively                                     14,420,667         13,248,089
  Stock subscription receivable                                   (234,027)          (490,457)
  Deferred costs                                                  (300,000)          (300,000)
  Deficit accumulated during the development stage             (15,877,856)       (15,756,200)
                                                              ------------       ------------
    Total Stockholders' Equity (Deficit)                        (1,991,216)        (3,298,568)
                                                              ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $  4,288,065       $  2,605,760
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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                                                        For the                  From Inception
                                                                                   Three Months Ended            on June 2, 1997
                                                                                        March 31,                     through
                                                                             -------------------------------         March 31,
                                                                                 2003               2002               2003
                                                                             ------------       ------------       ------------
                                                                              (Restated)         (Restated)         (Restated)
REVENUES                                                                     $         --       $         --       $         --

EXPENSES
  Exploration, mineral property lease, minimum work commitment expenses           238,592            557,888          9,020,100
  Accretion Expense                                                                26,600                 --             26,600
  General and administrative                                                      217,835            215,544          3,413,066
  Investor relations and professional fees                                        122,356             10,986          1,974,947
  Salaries and wages                                                               67,369             57,287          1,361,655
  Depreciation                                                                     31,482             32,181            360,747
                                                                             ------------       ------------       ------------

    Total Expenses                                                                704,234            873,886         16,157,115
                                                                             ------------       ------------       ------------

LOSS FROM OPERATIONS                                                             (704,234)          (873,886)       (16,157,115)
                                                                             ------------       ------------       ------------

OTHER INCOME (EXPENSE)
  Interest income                                                                  14,489                293             75,724
  Interest expense                                                                (46,737)           (64,457)          (876,903)
  Gain on sale of fixed assets                                                         --                 --              2,551
  Loss on extinguishment of debt                                                       --                 --           (278,140)
  Realized gain on available-for-sale securities                                       --                523                523
  Loss on impairment of investments                                                    --            (10,742)           (10,742)
  Contribution to reclamation deposits                                                 --                 --            740,000
  Precious metal by-product income net of related costs                           (80,172)           (47,303)          (116,971)
  Other income                                                                      1,170                327             49,389
                                                                             ------------       ------------       ------------

    Total Other Income (Expense)                                                 (111,250)          (121,359)          (414,569)
                                                                             ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                                                     $   (815,484)      $   (995,245)      $(16,571,684)
                                                                             ------------       ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)
                                   (Unaudited)

                                                                                                            From Inception
                                                                                  For the                     On June 2,
                                                                             Three Months Ended                  1997
                                                                                  March 31,                    through
                                                                       -------------------------------         March 31,
                                                                           2003               2002               2003
                                                                       ------------       ------------       ------------
                                                                        (Restated)         (Restated)         (Restated)
LOSS BEFORE INCOME TAXES                                               $   (815,484)      $   (995,245)      $(16,571,684)

INCOME TAXES                                                                     --                 --                 --
                                                                       ------------       ------------       ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (815,484)          (995,245)       (16,571,684)
                                                                       ------------       ------------       ------------

  Cumulative effect of change in accounting principle, net of no
    income taxes                                                            693,828                 --            693,828
                                                                       ------------       ------------       ------------

NET LOSS                                                                   (121,656)          (995,245)       (15,877,856)

OTHER COMPREHENSIVE INCOME

  Unrealized loss on available-for-sale securities                               --             (1,437)                --
                                                                       ------------       ------------       ------------

    Total Other Comprehensive Income                                             --             (1,437)                --
                                                                       ------------       ------------       ------------

COMPREHENSIVE LOSS                                                     $   (121,656)      $   (996,682)      $(15,877,856)
                                                                       ============       ============       ============

BASIC LOSS PER SHARE

  Loss before cumulative effect of change in accounting principle      $       0.01       $      (0.02)

  Cumulative effect of change in accounting principle                         (0.01)                --
                                                                       ------------       ------------

  Basic loss per share                                                 $      (0.00)      $      (0.02)
                                                                       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            81,051,467         50,539,183
                                                                       ============       ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance, December 31, 2001           151,300     $605     45,185,056     $7,932,398     $(44,500)     $    --     $(11,147,252)

Issuance of common stock for
  services at $0.11 to $0.27 per
  share, January 1 to
 August 23, 2002                          --       --        553,600         79,017           --           --               --

Cash received on stock
  subscription receivable,
  January 8 to 25, 2002                   --       --             --             --       44,500           --               --

Issuance of common stock for
  cash at $0.10 per share,
  January 18 to June 14, 2002             --       --      7,495,002        739,500           --           --               --

Issuance of common stock for
  services at $0.18 to $0.22 per
  share, February 1 to
 October 30, 2002                         --       --        655,000        120,350           --           --               --

Issuance of common stock for
  services at $0.13 to $0.20 per
  share, February 4 to October
  28, 2002                                --       --      1,414,006        211,877           --           --               --

Issuance of common stock for
  exploration and property costs
  at $0.18 per share,  February
  7, 2002                                 --       --        328,235         59,083           --           --               --

Issuance of common stock for
  cash at $0.12 per share,
  February 21, 2002                       --       --        160,000         19,170           --           --               --
                                     -------     ----     ----------     ----------     --------      -------     ------------

Balance Forward                      151,300     $605     55,790,899     $9,161,395     $     --      $    --     $ 11,147,252
                                     -------     ----     ----------     ----------     --------      -------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                      151,300     $605     55,790,899     $ 9,161,395     $    --      $    --     $(11,147,252)

Issuance of common stock for
  services  at $0.19 to $0.20
  per share, February 28 to
  March 31, 2002                          --       --        174,228          33,360          --           --               --

Issuance of common stock for
  services  at $0.17 to $0.29
  per share, March 1 to  August
  29, 2002                                --       --        230,198          40,403          --           --               --

Issuance of common stock for
  services  at $0.18 to $0.19
  per share, March 5 to  April
  19, 2002                                --       --        407,625          75,373          --           --               --

Issuance of common stock for
  stock options and  warrants
  exercised at $0.15 per share,
  March 11  to September 3, 2002          --       --        983,833         147,575      (5,625)          --               --

Issuance of common stock for
  cash at $0.15  per share,
  March 22 to October 18, 2002            --       --      5,126,669         768,500          --           --               --

Issuance of common stock for
  services  at $0.21 to $0.45
  per share, April 3 to
  December 23, 2002                       --       --        117,973          28,875          --           --               --

Issuance of common stock for
  stock options and  warrants
  exercised at $0.10 per share,
  April 29 to  November 26, 2002          --       --      2,925,063         292,506          --           --               --
                                     -------     ----     ----------     -----------     -------      -------     ------------

Balance Forward                      151,300     $605     65,756,488     $10,547,987     $(5,625)     $    --     $(11,147,252)
                                     -------     ----     ----------     -----------     -------      -------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                      151,300     $ 605    65,756,488     $10,547,987     $(5,625)          --   $(11,147,252)

Preferred stock converted to
  common shares at  $0.10 per
  share, May 13 to December 18,
  2002                              (151,300)     (605)    1,513,000         151,905          --           --             --

Issuance of common stock for
  services  at $0.35 per share,
  May 31, 2002                            --        --       100,000          35,000          --           --             --

Issuance of common stock for
  extinguishment of  debt at
  $0.51 to $0.55 per share,
 June 3 to 4, 2002                        --        --       733,333         385,333          --           --             --

Issuance of common stock for
  services  at $0.55 per share,
  June 4, 2002                            --        --        50,333          27,683          --           --             --

Issuance of common stock for
  services  at $0.29 to $0.40
  per share, June 6 to
  September 6, 2002                       --        --       139,448          53,329          --           --             --

Issuance of common stock for
  services  at $0.45 per share,
  June 7, 2002                            --        --       300,000         135,000          --           --             --

Issuance of common stock for
  conversion of  convertible
  debt at $0.30 per share, June
  12, 2002                                --        --        86,133          25,840          --           --             --

Issuance of common stock for
  conversion of  convertible
  debt at $0.20 per share, June
  20, 2002                                --        --        65,930          13,186          --           --             --
                                     -------     -----    ----------     -----------     -------      -------   ------------

Balance Forward                           --     $  --    68,744,665     $11,375,263     $(5,625)     $    --   $(11,147,252)
                                     -------     -----    ----------     -----------     -------      -------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                           --    $    --   68,744,665     $11,375,263     $ (5,625)   $      --   $(11,147,252)

Issuance of common stock for
  cash at $0.20 per share, June
  23, 2002                                --         --      100,002          20,000           --           --             --

Issuance of common stock for
  services at $0.20 to $0.39 per
  share, June 30 to November 22,
  2002                                    --         --       65,435          24,545           --           --             --

Cash received on stock
  subscription receivable, July
  9, 2002                                 --         --           --              --        5,625           --             --

Issuance of common stock for
  deferred stock offering costs
  at $0.19 per share, July 12,
  2002                                    --         --    1,587,302         300,000           --     (300,000)            --

Issuance of common stock for
  stock subscription receivable
  at $0.25 per share, July 12,
  2002                                    --         --       50,000          12,500      (12,500)          --             --

Issuance of common stock for
  cash at $0.30 per share,
  August 29, 2002                         --         --      180,000          53,261           --           --             --

Issuance of common stock for
  stock subscription receivable
  at $0.28 per share, August 29,
  2002                                    --         --       50,000          14,000      (14,000)          --             --

Issuance of common stock for
  stock options and warrants
  exercised at $0.26 per share,
  September 3 to 10, 2002                 --         --       50,000          13,000           --           --             --
                                     -------     ------   ----------     -----------     --------    ---------   ------------

Balance Forward                           --    $    --   70,827,404     $11,812,569     $(26,500)   $(300,000)  $(11,147,252)
                                     -------     ------   ----------     -----------     --------    ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                           --    $    --   70,827,404     $11,812,569     $(26,500)   $(300,000)  (11,147,252)

Issuance of common stock for
  services  at $0.18 to $0.35
  per share,  April 30 to
  October 18, 2002                        --         --      397,180          96,346           --           --            --

Issuance of common stock for
  services  at $0.33 per share,
  September 20, 2002                      --         --      110,582          36,492           --           --            --

Issuance of common stock for
  services  at $0.33 per share,
  September 23, 2002                      --         --        5,000           1,650           --           --            --

Vehicle received as payment for
  stock  subscription
  receivable, September 20, 2002          --         --           --              --        5,865           --            --

Issuance of common stock for
  extinguishments  of debt at
  $0.30 per share, October 3,
                            2002          --         --       44,323          13,297           --           --            --

Issuance of common stock for
  services  at $0.28 per share,
  October 3, 2002                         --         --        5,000           1,400           --           --            --

Issuance of common stock for
  services  at $0.28 per share,
  October 3, 2002                         --         --       28,651           8,022           --           --            --

Issuance of common stock for
  services  at $0.18 to $0.28
  per share, October 3 to 30,
                            2002          --         --       81,679          17,575           --           --            --
                                     -------     ------   ----------     -----------     --------    ---------   -----------

Balance Forward                           --    $    --   71,499,819     $11,987,351     $(20,635)   $(300,000)  (11,147,252)
                                     -------     ------   ----------     -----------     --------    ---------   -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                           --    $    --    71,499,819    $11,987,351    $ (20,625)  $(300,000)  $ 11,147,252

Issuance of common stock for
  exploration and  property
  costs at $0.22 per share,
  October 18, 2002                        --         --     2,753,623        605,797           --          --             --

Issuance of common stock for cash
  and stock subscription receivable
  at $0.19 per share, October 21 to
  November 6, 2002                        --         --       250,000         48,500      (23,000)         --             --

Issuance of common stock for
  services  at $0.25 per share,
  December 3, 2002                        --         --       200,000         49,000           --          --             --

Issuance of common stock for
  cash and stock  subscription
  receivable at $0.18 per
  share,  December 4, 2002                --         --       100,000         17,722       (6,822)         --             --

Issuance of common stock for
  stock subscription  receivable
  at $0.27 per share,  December
  17, 2002                                --         --     2,000,000        540,000     (540,000)         --             --

Cash received on stock
  subscription receivable,
  December 20, 2002                       --         --            --             --      100,000          --             --

Issuance of common stock for
  exploration and  property
  costs at $0.21 per share,
  December 23, 2002                       --         --        78,400         16,464           --          --             --
                                     -------     ------    ----------    -----------    ---------   ---------   ------------

Balance Forward                           --    $    --    76,881,842    $13,264,834    $(490,457)  $(300,000)  $(11,147,252)
                                     -------     ------    ----------    -----------    ---------   ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                           --    $    --   76,881,842     $ 13,264,834   $(490,457)  $(300,000)  $(11,147,252)

Fair value of options granted
  for services, March 11 to
  December 4, 2002                        --         --           --           44,168          --          --             --

Stock offering costs                      --         --           --          (60,913)         --          --             --

Net loss for the year ended
  December 31, 2002                       --         --           --               --          --          --     (4,608,948)

Balance, December 31, 2002                --         --   76,881,842       13,248,089    (490,457)   (300,000)   (15,756,200)

Issuance of common stock for
  exploration and property costs
  at $0.23 per share, January 2,
  2003 (unaudited)                        --         --      163,200           37,536          --          --             --

Cash received on stock
  subscription receivable,
  January 6 to 9, 2003
  (unaudited)                             --         --           --               --     316,430          --             --

Issuance of common stock for
  services at $0.23 per share,
  January 7, 2003 (unaudited)             --         --       51,308           11,801          --          --             --
                                     -------     ------   ----------     ------------   ---------   ---------   ------------

Balance Forward                           --    $    --   77,096,350     $ 13,297,426   $(174,027)  $(300,000)  $(15,756,200)
                                     -------     ------   ----------     ------------   ---------   ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                          --    $    --    77,096,350    $13,297,426    $(174,027)    $(300,000)  $(15,756,200)

Issuance of common stock for
  services at $0.23  per share,
  January 7, 2003 (unaudited)            --         --       100,000         23,000           --            --             --

Issuance of common stock for
  services at $0.19  to $0.23
  per share, January 7 to March
  11, 2003  (unaudited)                  --         --        55,404         11,168           --            --             --

Issuance of common stock for
  warrants exercised at $0.10
  per share, January 13 to March
  24, 2003 (unaudited)                   --         --     9,414,137        941,414      (60,000)           --             --

Issuance of common stock for
  services at $0.32 per share,
  January 20, 2003 (unaudited)           --         --       100,000         32,000           --            --             --

Issuance of common stock for
  warrants exercised at $0.15
  per share, February 10 to
  March 3, 2003 (unaudited)              --         --       446,668         64,500           --            --             --

Issuance of common stock for
  exploration and property costs
  at $0.24 per share, February
  13, 2003 (unaudited)                   --         --        90,600         21,291           --            --             --

Issuance of common stock for
  services at $0.22 per share,
  March 6, 2003 (unaudited)              --         --        23,534          5,060           --            --             --
                                    -------     ------    ----------    -----------    ---------     ---------   ------------

Balance Forward                          --    $    --    87,326,693    $14,395,859    $(234,027)    $(300,000)  $(15,756,200)
                                    -------     ------    ----------    -----------    ---------     ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Restated) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                      Preferred Stock           Common Shares            Stock                   During the
                                     -----------------    -------------------------   Subscription   Deferred    Development
                                      Shares    Amount      Shares         Amount      Receivable     Costs        Stage
                                     -------    ------    ----------     ----------   ------------  ---------   ------------
Balance Forward                          --    $    --    87,326,693    $14,395,859    $(234,027)    $(300,000)  $(15,756,200)

Issuance of common stock for
  services at $0.18 to $0.22 per
  share, March 6 to 12, 2003
  (unaudited)                            --         --       132,133         24,808           --            --             --

Net loss for the three months
  ended March 31, 2003
  (unaudited)                            --         --            --             --           --            --       (121,656)
                                    -------     ------    ----------    -----------    ---------     ---------   ------------

Balance, March 31, 2003
  (unaudited)                            --    $    --    87,458,826    $14,420,667    $(234,027)    $(300,000)  $(15,877,856)
                                    =======    =======    ==========    ===========    =========     =========   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From Inception
                                                                                                       On June 2,
                                                                         For the Three Months Ended       1997
                                                                                  March 31,             through
                                                                        -------------------------       March 31,
                                                                           2003           2002            2003
                                                                        ----------     ----------     ------------
                                                                        (Restated)     (Restated)      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                              $(121,656)     $(995,245)     $(15,877,856)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                           31,481         32,181           360,746
    Accretion expense                                                      26,600             --            26,600
    Bad debt expense                                                           --         51,576            52,203
    Realized gain on available-for-sale securities                             --           (523)             (523)
    Loss gain on sale of fixed assets                                          --             --            (2,551)
    Loss on extinguishment of debt                                             --             --           278,140
    Cumulative effect of change in accounting principle                  (693,828)            --          (693,828)
    Fixed assets exchanged for services                                        --             --            55,982
    Common stock issued for services                                      107,837        313,224         1,567,176
    Common stock issued for exploration and property costs                 58,827        112,156         3,292,698
    Preferred stock issued for services                                        --             --             2,000
    Beneficial conversion feature                                              --             --            92,666
    Fair value of options and warrants granted                                 --             --            46,918
  Changes in operating assets and liabilities:
    (Increase) in accounts and other receivables                           (6,000)         5,323           (89,127)
    (Increase) decrease in prepaid expenses                                 7,633         15,115           (34,801)
    (Increase) in restricted cash                                            (498)            --          (901,675)
    (Increase) in reclamation asset                                      (369,472)            --          (369,472)
    (Increase) in deposits                                                     --        (11,177)          (15,611)
    Increase in accounts payable                                          (94,414)       (25,553)          505,987
    Increase in accrued liabilities                                       105,784         10,445         3,055,900
    Increase in accrued reclamation obligation                            369,472             --         1,269,472
                                                                        ---------      ---------      ------------
      Net Cash Used by Operating Activities                              (578,234)      (492,478)       (7,378,956)
                                                                        ---------      ---------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           --             --          (519,648)
  Proceeds from fixed asset sales                                              --             --            34,965
  Proceeds from sale of investments                                            --          2,223             2,223
  Purchase of mining properties and claims                                     --             --           (51,700)
                                                                        ---------      ---------      ------------
      Net Cash Used by Investing Activities                             $      --      $   2,223      $   (534,160)
                                                                        ---------      ---------      ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From Inception
                                                                                                       On June 2,
                                                                         For the Three Months Ended       1997
                                                                                  March 31,             through
                                                                        -------------------------       March 31,
                                                                           2003           2002            2003
                                                                        ----------     ----------     ------------
                                                                        (Restated)     (Restated)      (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                               $        --    $      --      $   485,000
  Principal payments on capital lease obligations                           (16,722)     (10,121)         (65,410)
  Proceeds from notes payable - stockholders                                     --           --          728,900
  Payments on notes payable - stockholders                                       --       (5,500)         (16,300)
  Payments on notes payable and long-term debt                               (8,767)      (9,061)        (966,794)
  Proceeds from notes payable and long-term debt                                 --        2,807          744,756
  Cash receipts on stock subscription receivable                            316,430       44,500          466,555
  Proceeds from exercise of options and warrants                            938,914        7,050        1,755,204
  Stock offering costs                                                           --      (29,730)        (220,480)
  Proceeds from conversion of preferred stock                                    --           --          125,000
    Net proceeds from sale of common stock                                       --      700,170        5,556,920
                                                                        -----------    ---------      -----------
    Net Cash Provided by Financing Activities                             1,229,855      700,115        8,593,351
                                                                        -----------    ---------      -----------

NET INCREASE IN CASH                                                        651,621      209,860          680,235

CASH AT BEGINNING OF PERIOD                                                  28,614          343               --
                                                                        -----------    ---------      -----------

CASH AT END OF PERIOD                                                   $   680,235    $ 210,203      $   680,235
                                                                        ===========    =========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                                $    26,548    $  27,122      $   558,841
  Cash Paid for Income Taxes                                            $        --    $      --      $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for amounts due to related parties                $        --    $      --      $   195,000
  Property plant and equipment purchased through debt assumed           $        --    $      --      $   382,400
  Common stock issued for services                                      $   107,837    $ 313,224      $ 1,567,176
  Common stock issued for exploration and property costs                $    58,827    $ 112,156      $ 3,292,698
  Debt applied for the exercise of stock options and warrants           $     7,000    $      --      $   141,496
  Conversion of preferred stock into common stock                       $        --    $      --      $       900
  Common stock issued for stock subscription receivable                 $        --    $      --      $   646,447
  Asset received and applied to stock subscription receivable           $        --    $      --      $     5,865
  Debt applied to the conversion of preferred stock into common stock   $        --    $      --      $   100,000
  Contributed capital from sale of stock in affiliate                   $        --    $      --      $    10,016

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

The statement of operations for the three months ended March 31, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 15 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased net loss for the three months ended March 31, 2002 from $643,394 to $995,245 for an increase of $351,851 with an increase in the loss per share from $0.01 to $0.02.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $15,877,856 and a working capital deficit of $3,534,797 at March 31, 2003, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - GOING CONCERN (Continued)

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

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS

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

Adoption of New Accounting Pronouncement - SFAS 143

Effective January 1, 2003, the Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs. As of December 31, 2002, the Company had recognized a reclamation liability of $900,000 (as restated) representing the net present value of the estimated reclamation costs related to the Mineral Ridge property given its condition at the time of acquisition in October 2000. No additional liability was recorded from the time of acquisition through December 31, 2002 since the property was not in production and existing generally accepted accounting principles did not provide for the recognition of addition liability under those circumstances.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included in depreciation, depletion and amortization expense and the accretion of the discounted liability is being recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)

Adoption of New Accounting Pronouncement - SFAS 143 (continued)

liability. On this basis, using a credit adjusted risk free interest rate of 8.5%, the Company determined a reclamation asset of $1,063,300 and related reclamation obligation at October 2000 and eliminated the existing $900,000 recorded obligation. Accretion of the discounted liability through December 31, 2002 totaled $206,172 resulting in a reclamation liability totaling $1,269,472 and a net gain of $693,828 as a result of the cumulative effect of the change in this accounting principle which amount has been reflected separately as other income (expense) for the three months ended March 31, 2003. In addition, accretion expense related to the discounted liability totaled $26,600 for the three months ended March 31, 2003. Since the Mineral Ridge property is not in production, no depreciation of the reclamation asset has been considered pursuant to the adoption of SFAS No. 143 for the period from October 2000 through December 31, 2002 or for the three months ended March 31, 2003.

The following a description of the changes and pro forma changes to the Company's asset retirement obligation from January 1 to March 31, 2003:

Reclamation Obligation (asset retirement Obligation) as
  reported at December 31, 2002 (restated)                            $  900,000
Impact of adopting SFAS No. 143                                          369,472
Accretion expense - January 1, 2003 through March 31, 2003                26,600
                                                                      ----------
Reclamation Obligation at March 31, 2003                              $1,296,072
                                                                      ==========

In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the reclamation obligation on a pro forma basis would have been as follows:

January 31, 2002                                                      $1,170,021
                                                                      ==========
March 31, 2002                                                        $1,194,536
                                                                      ==========
December 31, 2002                                                     $1,269,475
                                                                      ==========

The following table summarizes the pro forma effects on net loss and per share amounts before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002:

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)

Adoption of New Accounting Pronouncement - SFAS 143 (continued)

                                                                  Three Months
                                                                 Ended March 31,
                                                                      2002
                                                                 ---------------

Net loss as reported (restated)                                   $  (995,245)
Accretion expense                                                     (24,864)
                                                                  -----------

Pro forma net loss                                                $(1,020,109)
                                                                  ===========

Basic loss per share-
  As reported (restated)                                          $     (0.02)
                                                                  ===========

  Pro forma                                                       $     (0.02)
                                                                  ===========

There would have been no pro forma impact on the three months ended March 31, 2003 as a result of the application of SFAS No. 143 since no changes to the reclamation obligation were recognized prior to the application of SFAS No. 143 since the acquisition of the Mineral Ridge property.

The Company has no other reclamation obligations or liabilities related to any of its other mineral properties.

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

Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 4 - OUTSTANDING STOCK OPTIONS (Continued)

$164,064 for the three months ended March 31, 2002. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                         March 31,
                                              ---------------------------------
                                                   2003                2002
                                              -------------       -------------
                                               (Unaudited)         (Unaudited)

Net loss:
  As reported (restated)                      $    (121,656)      $    (995,245)
  Pro forma                                   $    (121,656)      $  (1,159,359)

Basic loss per share:
  As reported (restated)                      $       (0.00)      $       (0.02)
  Pro forma                                   $       (0.00)      $       (0.02)

A summary of the status of the Company's stock option plans as of March 31, 2003 and changes during the year is presented below:

                                                                     Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------

Outstanding, December 31, 2002                         6,196,764      $0.19

  Granted                                                     --         --
  Canceled                                                    --         --
  Exercised                                                   --         --
                                                       ---------      -----

Outstanding, March 31, 2003 (unaudited)                6,196,764      $0.19
                                                       =========      =====

Exercisable, March 31, 2003 (unaudited)                6,196,764      $0.19
                                                       =========      =====

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 4 - OUTSTANDING STOCK OPTIONS (Continued)

                                               Outstanding                                 Exercisable
                            -------------------------------------------------    -------------------------------
                                                Weighted
                               Number            Average          Weighted           Number          Weighted
                            Outstanding at      Remaining          Average       Exercisable at       Average
Exercise Prices                3/31/03       Contractual Life  Exercise Price       3/31/03       Exercise Price
---------------                -------       ----------------  --------------       -------       --------------
$0.15                         2,465,715             (a)           $0.15           2,465,715           $0.15
 0.22                         3,731,049            1.26            0.22           3,731,049            0.22
                              ---------            ----            ----           ---------            ----

$0.15 - 0.22                  6,196,764            1.26           $0.19           6,196,764           $0.19
                              =========            ====           =====           =========           =====

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 5 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of March 31, 2003 and changes during the year is presented below:

                                                                   Weighted
                                                                    Average
                                                      Shares     Exercise Price
                                                    ----------   --------------

Outstanding, December 31, 2002                      25,883,856       $0.11

  Granted                                              897,352        0.25
  Canceled / Expired                                  (150,000)         --
  Exercised                                         (9,860,805)       0.10
                                                    ----------       -----

Outstanding, March 31, 2003 (unaudited)             16,770,403       $0.12
                                                    ==========       =====

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2003:

        Expiration Date                               Price             Number
        ---------------                               ------          ----------

        2003                                          $0.100           3,730,000
        2003                                           0.150             175,000
        2004                                           0.085             117,647
        2004                                           0.100           5,292,900
        2004                                           0.150           6,356,171
        2005                                            0.15             201,333
        2006                                           0.250             897,352
                                                                      ----------

                                                 (unaudited)          16,770,403
                                                                      ==========
NOTE 6 - CORRECTION OF ERRORS

Subsequent to the original issuance of the March 31, 2003 financial statements it was determined that the provisions of SFAS 143 regarding Accounting for Asset Retirement Obligations had not been applied properly at adoption on January 1, 2003 or subsequently. See Note 3 for a discussion regarding the adoption and proper accounting for and application of this accounting principle. The correction of this error reduced net loss for the three months ended March 31, 2003 by $667,228 as a result of the cumulative effect of a change in accounting principle amounting to $693,828 less accretion expense of $26,600. In addition, a reclamation asset in the amount of $1,063,300 was recognized and the reclamation obligation adjusted to $1,296,072, all at June 30, 2003

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 6 - CORRECTION OF ERRORS (Continued)

In addition, subsequent to the original issuance of the March 31, 2003 financial statements, determination was made that the Borealis Mineral Property has mineralized material without sufficient proven or probable reserves. Accordingly, the Borealis Mineral Property is considered to be in the exploration stage with all related costs and expenditures to be expensed as incurred. As a result, acquisition costs totaling $1,650,000 and deferred development cots of $98,878 have been reflected as being expensed in prior periods and have been included in accumulated deficit at December 31, 2002. Also an additional $817 of Borealis previously capitalized deferred development costs have been expensed and included in the net loss for the three months ended March 31, 2003.

Finally, determination was made subsequent to the original issuance of the March 31, 2003 financial statements that common stock issued for general and administrative and exploration and related services should have been valued at the fair market value of the Company's common stock issued based on the quoted market price and not the invoices amount. This correction resulted in an increase in expenses and net loss of $19,912 for the three months ended March 31, 2003.

The net effect of these corrections decreased the net loss for the three months ended March 31, 2003 by $646,499. The net effect of these corrections increased the net loss per share from $(0.01) to $(0.00) for the three months ended March 31, 2003.

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

      The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our four mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these three properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have one Joint Venture Agreement executed July 18, 2003 with Gryphon Gold Corporation and a Letter Agreement to Joint Venture executed September 19, 2003 with PRS Enterprises. No other joint ventures have been entered into.

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

Results Of Operations

      Results Of Operations For The three-Month Period Ended March 31, 2003 Compared To The Three-Month Period Ended March 31, 2002

      We generated no revenue for the first quarter ended March 31, 2003, as compared to no revenue for the first quarter ended March 31, 2002.

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

Description                            2003             2002          Difference
---------------------                --------         --------        ----------

Finance Charges (1)                  $ 46,737         $ 64,457         $(17,720)
Plant Operations (2)                   80,172           55,774           24,398
Consultants (3)                        24,926           20,604            4,322
Lease payments (4)                    127,500          126,000            1,500
Payroll (5)                            65,730           49,553           16,177
Professional Fees (6)                  86,741           10,986           75,755

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

      For the three months ended March 31, 2003, we had precious metal by-product income net of related costs of $(80,172) as compared to $(47,303) for the three months ended March 31, 2002.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, we have incurred an accumulated deficit of approximately $16.7 million at June 30, 2003 and approximately $12.2 million at June 30, 2002.

      As of March 31, 2003, we had $608,235 in cash and a working capital deficit of $3,534,797. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate expenditures for year 2003 for general and administrative expenses to be approximately $250,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $300,000 for the Mineral Ridge gold mine, $300,000 for the Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments for the three months ended March 31, 2003 totaled $24,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F.
W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of March 31, 2003, the total liability for monthly payments and work commitments to Enexco was $1,276,500. The President of Enexco has deferred the current late payments for a later time. Enexco did not set a specific due date for the payment of the current late payments. No payments have been made for the year 2003 through the end of March. The payments are payable in cash. As of March 31, 2003, the total liability owed to F.W. Lewis was $50,500 for the exploration license, $1,634,000 for the bi-annual stock distribution and $1,142,000 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

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

      During the three months ended March 31, 2003, our liquidity needs were met from: (i) a private placement of restricted shares of $1,255,344, and (ii) the issuance of stock to vendors and employees for services, exploration and property costs of $166,664. As of March 31, 2003, we had 87,458,826 shares of common stock outstanding, which we have recognized as $14,420,667 of paid in capital including cash and services. As of March 31, 2003, we have current assets of $721,036 compared to current liabilities of $4,255,833 resulting in a working capital deficit of $3,534,797. Total current liabilities increased approximately $27,771 for the three months ended March 31, 2003 compared to the same period in 2002.

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

                                   Nature of Services                                                       Shares Price
First Quarter 2003                   Performed                        Shares Issued      Value Received       Per Share
------------------                 ------------------                 -------------      --------------     ------------
Warrant Exercise At $0.10                                                9,414,137          $ 941,414        $   0.100
Warrant Exercise At $0.15                                                  446,668             64,500            0.150
Payments For BO Lease                                                      253,800             42,600            0.170
                                                                        ----------        -----------        ---------
  Total First Quarter 2003                                              10,114,605        $ 1,048,514        $   0.100
                                                                        ==========        ===========        =========

                                   Nature of Services                                                       Shares Price
Second Quarter 2003                  Performed                        Shares Issued      Value Received       Per Share
------------------                 ------------------                 -------------      --------------     ------------
Warrant Exercise at $0.10                                                1,370,000         $  137,000        $   0.100
Warrant Exercise at $0.15                                                  248,500             37,275            0.150
Directors' Compensation for
  Board Meetings                                                            33,210             10,295            0.310
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                             15,605              2,573            0.170
                                                                        ----------        -----------        ---------
  Total Second Quarter 2003                                              1,667,315         $  187,143        $   0.112
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

      (a) Exhibits:

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

Exhibit No.    Description                                          Location
-----------    -----------                                          --------
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

10.13          Agreement, dated July 21, 2003, by and between       Incorporated by reference to the Company's
               Golden Phoenix Minerals, Inc. and Borealis Mining    Amendment No. 1 to Form SB-2 Registration
               Company                                              Statement filed with the SEC on September 11, 2003

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

      (b) Reports on Form 8-K:

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

                                        GOLDEN PHOENIX MINERALS, INC.


Date: November 14, 2003                By: /s/ Michael R. Fitzsimonds
                                           -------------------------------------
                                           Michael R. Fitzsimonds
                                           President and Director
                                           (Principal Executive Financial and
                                           Accounting Officer)


                                       By: /s/ Michael R. Fitzsimonds
                                           -------------------------------------
                                           Michael R. Fitzsimonds
                                           President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)