Form 10QSB/A
period 2003-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-11-14
CIK 1042784

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


                                                                                                     Page Number
                                                                                                     -----------
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
  Balance Sheets as of June 30, 2003 and December 31, 2002                                                  3

  Statements of Operations and Other Comprehensive Income (Loss) for the Six Months
    Ended June 30, 2003 and 2002, and From Inception (June 2, 1997) to June 30, 2003                             5

  Statements of Stockholders' Equity (Deficit)                                                              7

  Statements of Cash Flows for the six Months Ended June 30, 2003 and 2002,
    and Inception (June 2, 1997) to June 30, 2003                                                          16

  Notes to Financial Statements                                                                            19

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           25

  Item 3.  Controls and Procedures                                                                         29

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                               31

  Item 2.  Changes of Securities and Use of Proceeds                                                       31

  Item 3.  Defaults Upon Senior Securities                                                                 31

  Item 4.  Submission of Matters to a Vote of Security Holders                                             31

  Item 5.  Other Information                                                                               31

  Item 6.  Exhibits and Reports on Form 8-K                                                                32

  Signatures                                                                                               34

ITEM 1. FINANCIAL STATEMENTS


                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)

                          RESTATED FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                  June 30,        December 31,
                                                   2003              2002
                                                -----------       -----------
                                                (Unaudited)        (Restated)
                                                (Restated)
CURRENT ASSETS

  Cash and cash equivalents                     $   203,607       $    28,614
  Prepaid expenses                                   32,841            42,434
                                                -----------       -----------
    Total Current Assets                            236,448            71,048
                                                -----------       -----------
PROPERTY AND EQUIPMENT

  Land                                               57,600            57,600
  Buildings                                         100,000           100,000
  Vehicles                                          142,521           142,521
  Computer equipment                                 93,048            91,975
  Office furniture and equipment                     16,516            16,516
  Mining equipment                                  638,036           605,067
  Accumulated depreciation                         (379,921)         (316,395)
                                                -----------       -----------
    Total Property and Equipment, Net               667,800           697,284
                                                -----------       -----------
OTHER ASSETS

  Restricted cash - reclamation obligation        2,360,151         1,821,817
  Reclamation asset                               1,894,024                --
  Deposits                                           15,611            15,611
                                                -----------       -----------
    Total Other Assets                            4,269,786         1,837,428
                                                -----------       -----------
    TOTAL ASSETS                                $ 5,174,034       $ 2,605,760
                                                ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                June 30,         December 31,
                                                                  2003               2002
                                                              ------------       ------------
                                                              (Unaudited)         (Restated)
                                                               (Restated)
CURRENT LIABILITIES
  Accounts payable                                            $    289,880       $    385,138
  Accrued liabilities                                            4,052,790          3,424,728
  Current portion of long-term debt                                 85,068            101,945
  Capital lease obligations-current portion                         35,950             40,102
  Amounts due to related parties                                   335,718            331,691
                                                              ------------       ------------
    Total Current Liabilities                                    4,799,406          4,283,604
                                                              ------------       ------------
LONG-TERM LIABILITIES

  Reclamation obligation                                         2,155,128            900,000
  Convertible notes payable and related accrued interest           658,409            621,430
  Capital lease obligations                                         62,371             83,131
  Long-term debt                                                    11,924             16,163
                                                              ------------       ------------
    Total Long-Term Liabilities                                  2,887,832          1,620,724
                                                              ------------       ------------
    Total Liabilities                                            7,687,238          5,904,328
                                                              ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value, 50,000,000 shares
    authorized, no shares issued and outstanding                        --                 --
  Common stock, no par value, 150,000,000 shares
    authorized, 89,555,862 and 76,881,842 issued and
    outstanding, respectively                                   14,674,537         13,248,089
  Stock subscription receivable                                   (174,027)          (490,457)
  Deferred costs                                                  (300,000)          (300,000)
  Deficit accumulated during the development stage             (16,713,714)       (15,756,200)
                                                              ------------       ------------
    Total Stockholders' Equity (Deficit)                        (2,513,204)        (3,298,568)
                                                              ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                 $  5,174,034       $  2,605,760
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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)


                                                                                                                        From
                                                                                                                      Inception
                                                               For the                       For the                  On June 2,
                                                          Three Months Ended             Six Months Ended           1997 through
                                                               June 30,                      June 30,                 June 30,
                                                        2003            2002            2003             2002           2003
                                                    ------------    ------------    ------------    ------------    ------------
                                                     (Restated)      (Restated)     (Restated)       (Restated)      (Restated)
REVENUES                                            $         --    $         --    $         --    $         --    $         --

EXPENSES

  Exploration, mineral property
    lease, minimum work
    commitment expenses                                  194,979         577,702         433,571       1,135,587       9,215,079
  Accretion expense                                       28,332              --          54,932              --          54,932
  General and administrative                             210,001         421,244         422,605         636,787       3,617,836
  Investor relations and professional fees               150,804         142,436         278,391         153,422       2,130,982
  Salaries and wages                                      68,532          63,340         135,901         120,627       1,430,187
  Depreciation                                            32,044          32,180          63,526          64,361         392,791
                                                    ------------    ------------    ------------    ------------    ------------
    Total Expenses                                       684,692       1,236,902       1,388,926       2,110,784      16,841,807
                                                    ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                    (684,692)     (1,236,902)     (1,388,926)     (2,110,784)    (16,841,807)
                                                    ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

  Interest income                                          6,325          10,552          20,814          10,845          82,049
  Interest expense                                       (35,472)       (121,873)        (82,209)       (186,330)       (912,375)
  Gain on sale of fixed assets                                --              --              --              --           2,551
  Loss on extinguishment of debt                              --        (275,333)             --        (275,333)       (278,140)
  Realized gain on available-for- sale securities             --              --              --             523             523
  Loss on impairment of investments                           --              --              --         (10,742)        (10,742)
  Contribution to reclamation deposit                         --              --              --              --         740,000
  Precious metal by-product income net
    of related costs                                    (122,759)        (34,804)       (202,931)        (82,107)       (239,730)
  Other income (expense)                                     740          (2,373)          1,910          (2,046)         50,129
                                                    ------------    ------------    ------------    ------------    ------------
    Total Other Income (Expense)                        (151,166)       (423,831)       (262,416)       (545,190)       (565,735)
                                                    ------------    ------------    ------------    ------------    ------------
    LOSS BEFORE INCOME TAXES                        $   (835,858)   $ (1,660,733)   $ (1,651,342)   $ (2,655,974)   $(17,407,542)
                                                    ------------    ------------    ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)
                                   (Unaudited)


                                                                                                                  From
                                                                                                                Inception
                                                         For the                         For the                On June 2,
                                                    Three Months Ended              Six Months Ended          1997 through
                                                         June 30,                        June 30,                June 30,
                                                   2003            2002            2003            2002            2003
                                               ------------    ------------    ------------    ------------    ------------
                                                (Restated)      (Restated)      (Restated)      (Restated)      (Restated)
LOSS BEFORE INCOME
TAXES                                          $   (835,858)   $ (1,660,733)   $ (1,651,342)   $ (2,655,974)   $(17,407,542)

INCOME TAXES                                             --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                (835,858)     (1,660,733)     (1,651,342)     (2,655,974)    (17,407,542)

  Cumulative effect of change in accounting
    principle, net of no income taxes                    --              --         693,828              --         693,828
                                               ------------    ------------    ------------    ------------    ------------
NET LOSS                                           (835,858)     (1,660,733)       (957,514)     (2,655,974)    (16,713,714)

OTHER COMPREHENSIVE
  INCOME (LOSS)

  Unrealized loss on available-for-
    sale securities                                      --          (1,437)             --          (1,437)             --
                                               ------------    ------------    ------------    ------------    ------------
  Total Other Comprehensive
    Income (Loss)                                        --          (1,437)             --          (1,437)             --
                                               ------------    ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                             $   (835,858)   $ (1,662,170)   $   (957,514)   $ (2,657,411)   $(16,713,714)
                                               ============    ============    ============    ============    ============

BASIC LOSS PER SHARE

  Loss before cumulative effect of change in
    accounting principle                       $      (0.01)   $      (0.03)   $      (0.02)   $      (0.05)

  Cumulative effect of change in
    accounting principle                                 --              --            0.01              --
                                               ------------    ------------    ------------    ------------
  Basic loss per share                         $      (0.01)   $      (0.03)   $      (0.01)   $      (0.05)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                            87,973,916      52,615,584      84,787,936      51,785,604
                                               ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance, December 31, 2001         151,300   $        605     45,185,056  $  7,932,398   $    (44,500)  $         --   $(11,147,252)

Issuance of common stock for
services at $0.11 to
$0.27 per share, January 1
to August 23, 2002                      --             --        553,600        79,017             --             --             --

Cash received on stock
subscription receivable,
January 8 to 25, 2002                   --             --             --            --         44,500             --             --

Issuance of common stock for
cash at $0.10 per share,
January 18 to June 14, 2002             --             --      7,495,002       739,500             --             --             --

Issuance of common stock for
services at $0.18 to
$0.22 per share, February 1
to October 30, 2002                     --             --        655,000       120,350             --             --             --

Issuance of common stock for
services at $0.13 to
$0.20 per share, February 4
to October 28, 2002                     --             --      1,414,006       211,877             --             --             --

Issuance of common stock for
exploration and property
costs at $0.18 per share,
February 7, 2002                        --             --        328,235        59,083             --             --             --

Issuance of common stock for
cash at $0.12 per share,
February 21, 2002                       --             --        160,000        19,170             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                    151,300   $        605     55,790,899  $  9,161,395   $         --   $         --   $(11,147,252)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                    151,300   $        605     55,790,899  $  9,161,395   $         --   $         --   $(11,147,252)

Issuance of common stock for
services at $0.19 to
$0.20 per share, February 28
to March 31, 2002                       --             --        174,228        33,360             --             --             --

Issuance of common stock for
services at $0.17 to $0.29
per share, March 1 to
August 29, 2002                         --             --        230,198        40,403             --             --             --

Issuance of common stock for
services at $0.18 to $0.19
per share, March 5 to
April 19, 2002                          --             --        407,625        75,373             --             --             --

Issuance of common stock for
stock options and
warrants exercised at $0.15
per share, March 11
to September 3, 2002                    --             --        983,833       147,575         (5,625)            --             --

Issuance of common stock for
cash at $0.15 per share,
March 22 to October 18, 2002            --             --      5,126,669       768,500             --             --             --

Issuance of common stock for
services at $0.21 to $0.45
per share, April 3 to
December 23, 2002                       --             --        117,973        28,875             --             --             --

Issuance of common stock for
stock options and
warrants exercised at $0.10
per share, April 29 to
November 26, 2002                       --             --      2,925,063       292,506             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                    151,300   $        605     65,756,488  $ 10,547,987   $     (5,625)  $         --   $(11,147,252)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                    151,300   $        605     65,756,488  $ 10,547,987   $     (5,625)  $         --   $(11,147,252)

Preferred stock converted
to common shares at
$0.10 per share, May 13 to
December 18, 2002                 (151,300)          (605)     1,513,000       151,905             --             --             --

Issuance of common stock
for services at $0.35
per share, May 31, 2002                 --             --        100,000        35,000             --             --             --

Issuance of common stock
for extinguishment of
debt at $0.51 to $0.55 per
share, June 3 to 4, 2002                --             --        733,333       385,333             --             --             --

Issuance of common stock
for services at $0.55
per share, June 4, 2002                 --             --         50,333        27,683             --             --             --

Issuance of common stock
for services at $0.29 to
$0.40 per share, June 6 to
September 6, 2002                       --             --        139,448        53,329             --             --             --

Issuance of common stock
for services at $0.45
per share, June 7, 2002                 --             --        300,000       135,000             --             --             --

Issuance of common stock
for conversion of
convertible debt at $0.30
per share, June 12, 2002                --             --         86,133        25,840             --             --             --

Issuance of common stock
for conversion of
convertible debt at $0.20
per share, June 20, 2002                --             --         65,930        13,186             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     68,744,665  $ 11,375,263   $     (5,625)  $         --   $(11,147,252)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     68,744,665  $ 11,375,263   $     (5,625)  $         --   $(11,147,252)

Issuance of common stock
for cash at $0.20 per share,
June 23, 2002                           --             --        100,002        20,000             --             --             --

Issuance of common stock
for services
at $0.20 to $0.39 per
share, June 30 to November
22,
                        2002            --             --         65,435        24,545             --             --             --

Cash received on stock
subscription receivable,
July 9, 2002                            --             --             --            --          5,625             --             --

Issuance of common stock
for deferred stock offering
costs at $0.19 per share,
July 12, 2002                           --             --      1,587,302       300,000             --       (300,000)            --

Issuance of common stock
for stock subscription
receivable at $0.25 per
share, July 12, 2002                    --             --         50,000        12,500        (12,500)            --             --

Issuance of common stock
for cash at $0.30 per
share, August 29, 2002                  --             --        180,000        53,261             --             --             --

Issuance of common stock
for stock subscription
receivable at $0.28 per
share, August 29, 2002                  --             --         50,000        14,000        (14,000)            --             --

Issuance of common stock
for stock options and
warrants exercised at $0.26
per share, September 3 to
10, 2002                                --             --         50,000        13,000             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     70,827,404  $ 11,812,569   $    (26,500)  $   (300,000)  $(11,147,252)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     70,827,404  $ 11,812,569   $    (26,500)  $   (300,000)  $(11,147,252)

Issuance of common stock
for services at $0.18 to
$0.35 per share, April 30
to October 18, 2002                     --             --        397,180        96,346             --             --             --

Issuance of common stock
for services at $0.33 per
share, September 20, 2002               --             --        110,582        36,492             --             --             --

Issuance of common stock
for services at $0.33 per
share, September 23, 2002               --             --          5,000         1,650             --             --             --

Vehicle received as
payment for stock
subscription receivable,
September 20, 2002                      --             --             --            --          5,865             --             --

Issuance of common stock
for extinguishment
of debt at $0.30 per
share, October 3, 2002                  --             --         44,323        13,297             --             --             --

Issuance of common stock
for services at $0.28 per
share, October 3, 2002                  --             --          5,000         1,400             --             --             --

Issuance of common stock
for services at $0.28 per
share, October 3, 2002                  --             --         28,651         8,022             --             --             --

Issuance of common stock
for services at $0.18 to
$0.28 per share,
October 3 to 30, 2002                   --             --         81,679        17,575             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     71,499,819  $ 11,987,351   $    (20,635)  $   (300,000)  $(11,147,252)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     71,499,819  $ 11,987,351   $    (20,635)  $   (300,000)  $(11,147,252)

Issuance of common stock for
exploration and property
costs at $0.22 per share,
October 18, 2002                        --             --      2,753,623       605,797             --             --             --

Issuance of common stock for
cash and stock
subscription receivable at
$0.19 per share, October 21
to November 6, 2002                     --             --        250,000        48,500        (23,000)            --             --

Issuance of common stock for
services at $0.25 per
share, December 3, 2002                 --             --        200,000        49,000             --             --             --

Issuance of common stock for
cash and stock
 subscription receivable at
$0.18 per share,
December 4, 2002                        --             --        100,000        17,722         (6,822)            --             --

Issuance of common stock for
stock subscription
receivable at $0.27 per
share,
December 17, 2002                       --             --      2,000,000       540,000       (540,000)            --             --

Cash received on stock
subscription receivable,
December 20, 2002                       --             --             --            --        100,000             --             --

Issuance of common stock for
exploration and property
costs at $0.21 per share,
December 23, 2002                       --             --         78,400        16,464             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     76,881,842  $ 13,264,834   $   (490,457)  $   (300,000)  $(11,147,252)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     76,881,842  $ 13,264,834   $   (490,457)  $   (300,000)  $(11,147,252)

Fair value of options
granted for services,
March 11 to December 4, 2002            --             --             --        44,168             --             --             --

Stock offering costs                    --             --             --       (60,913)            --             --             --

Net loss for the year
ended December 31, 2002                 --             --             --            --             --             --     (4,608,948)

Balance, December 31, 2002              --             --     76,881,842    13,248,089       (490,457)      (300,000)   (15,756,200)

Issuance of common stock
for exploration and
property costs at $0.23
per share, January 2, 2003
(unaudited)                             --             --        163,200        37,536             --             --             --

Issuance of common stock
for services at $0.23
per share, January 7, 2003
(unaudited)                             --             --         51,308        11,801             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     77,096,350  $ 13,297,426   $   (490,457)  $   (300,000)  $(15,756,200)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     77,096,350  $ 13,297,426   $   (490,457)  $   (300,000)  $(15,756,200)

Issuance of common stock
for services at $0.23 to
$0.31 per share, January 7
to June 10, 2003
(unaudited)                             --             --        133,210        33,295             --             --             --

Issuance of common stock
for services at $0.19
to $0.23 per share, January
7 to March 11, 2003
(unaudited)                             --             --         55,404        11,168             --             --             --

Issuance of common stock
for warrants exercised
at $0.10 per share, January
13 to
June 27, 2003 (unaudited)               --             --     11,084,137     1,108,414        (60,000)            --             --

Issuance of common stock
for services at $0.31
to $0.32 per share, January
20 to June 10, 2003
(unaudited)                             --             --        200,000        63,000             --             --             --

Issuance of common stock
for warrants exercised
at $0.15 per share,
February 10 to June 10, 2003
(unaudited)                             --             --        695,168       101,775             --             --             --

Issuance of common stock
for exploration and
property costs at $0.24 per
share,
February 13, 2003
(unaudited)                             --             --         90,600        21,291             --             --             --

Issuance of common stock
for services at $0.22
per share, March 6, 2003
(unaudited)                             --             --         23,534         5,060             --             --             --
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     89,378,403  $ 14,641,429   $   (550,457)  $   (300,000)  $(15,756,200)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Restated)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                             Stock                    During the
                                     Preferred Stock               Common Shares         Subscription    Deferred     Development
                                   Shares       Amount          Shares       Amount       Receivable       Costs         Stage
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance Forward                         --   $         --     89,378,403  $ 14,641,429   $   (550,457)  $   (300,000)  $(15,756,200)

Issuance of common stock
for services at $0.18 to
$0.22 per share, March 6
to 12, 2003 (unaudited)                 --             --        132,133        24,808             --             --             --

Issuance of common stock
for services at
$0.17 per share, April 17,
2003 (unaudited)                        --             --         15,605         2,653             --             --             --

Issuance of common stock
for services at $0.19 per
share, May 13, 2003
(unaudited)                             --             --         29,721         5,647             --             --             --

Cash received on stock
subscription receivable,
January 6 to June 30, 2003
(unaudited)                             --             --             --            --        376,430             --             --

Net loss for the six
months ended June 30, 2003
(unaudited)                             --             --             --            --             --             --       (957,514)
                                   -------   ------------     ----------  ------------   ------------   ------------   ------------
Balance, June 30, 2003
(unaudited)                             --   $         --     89,555,862  $ 14,674,537   $   (174,027)  $   (300,000)  $(16,713,714)
                                   =======   ============     ==========  ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                        From
                                                                                                      Inception
                                                                                                      On June 2,
                                                                  For the Six Months Ended           1997 through
                                                                           June 30,                    June 30,
                                                                    2003              2002               2003
                                                                ------------       ------------       ------------
                                                                 (Restated)         (Restated)         (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      $   (957,514)      $ (2,655,974)      $(16,713,714)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                                      63,526             64,361            392,791
    Accretion expense                                                 54,932                 --             54,932
    Bad debt expense                                                      --             51,576             52,203
    Realized gain on available-for-sale securities                        --               (523)              (523)
    Gain on sale of fixed assets                                          --                 --             (2,551)
    Gain on extinguishment of debt                                        --            275,333            278,140
    Cumulative effect of change in accounting principle ..          (693,828)                --           (693,828)
    Fixed assets exchanged for services                                   --                 --             55,982
    Common stock issued for services                                 157,432            632,704          1,616,771
    Common stock issued for exploration and property costs            58,827            266,772          3,292,698
    Preferred stock issued for services                                   --                 --              2,000
    Beneficial conversion feature                                         --                 --             92,666
    Fair value of options and warrants granted                            --                 --             46,918
  Changes in operating assets and liabilities:
    (Increase) in accounts and other receivables                          --            (18,627)           (83,127)
    (Increase) decrease in prepaid expenses                            9,593            (25,430)           (32,841)
    (Increase) in employee advances                                       --            (11,593)                --
    (Increase) decrease in restricted cash                          (538,334)                --         (1,439,511)
    (Increase) in reclamation asset                               (1,200,196)                --         (1,200,196)
    (Increase) in deposits                                                --            (11,177)           (15,611)
    Increase (decrease) in accounts payable                          (52,658)          (109,542)           547,743
    Increase (decrease) in accrued liabilities                       626,468            154,205          3,576,584
    Increase in reclamation obligation                             1,200,196                 --          2,100,196
                                                                ------------       ------------       ------------
      Net Cash Used by Operating Activities                       (1,271,556)        (1,387,915)        (8,072,278)
                                                                ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                 (34,042)            (3,399)          (553,690)
  Proceeds from fixed asset sales                                         --                 --             34,965
  Proceeds from sale of investments                                       --              2,223              2,223
  Purchase of mining properties and claims                                --                 --            (51,700)
                                                                ------------       ------------       ------------
      Net Cash Used by Investing Activities                     $    (34,042)      $     (1,176)      $   (568,202)
                                                                ------------       ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                  From
                                                                                                                Inception
                                                                                                               On June 2,
                                                                               For the Six Months Ended       1997 through
                                                                                       June 30,                   June 30,
                                                                                2003              2002             2003
                                                                            -----------       -----------       -----------
                                                                             (Restated)        (Restated)        (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                                   $        --       $        --       $   485,000
  Principal payments on capital lease obligations                               (24,912)          (21,227)          (73,600)
  Proceeds from notes payable - stockholders                                         --                --           728,900
  Payments on notes payable - stockholders                                           --           (31,080)          (16,300)
  Payments on notes payable and long-term debt                                  (14,116)         (488,177)         (972,143)
  Proceeds from notes payable and long-term debt                                     --             2,853           744,756
  Cash receipts on stock subscription receivable                                376,430            44,500           526,555
  Proceeds from exercise of options and warrants                              1,143,189           228,010         1,755,204
  Stock offering costs                                                               --           (38,780)         (220,480)
  Proceeds from conversion of preferred stock                                        --                --           125,000
  Net proceeds from sale of common stock                                             --         1,933,918         5,761,195
                                                                            -----------       -----------       -----------
    Net Cash Provided by Financing Activities                                 1,480,591         1,630,017         8,844,087
                                                                            -----------       -----------       -----------
NET INCREASE IN CASH                                                            174,993           240,926           203,607

CASH AT BEGINNING OF PERIOD                                                      28,614               343                --
                                                                            -----------       -----------       -----------
CASH AT END OF PERIOD                                                       $   203,607       $   241,269       $   203,607
                                                                            ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                                    $    38,189       $   183,470       $   570,482
  Cash Paid for Income Taxes                                                $        --       $        --       $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt payment and related interest                 $    42,600       $   149,026       $ 1,095,998
  Common stock issued for amounts due to related parties                    $        --       $        --       $   195,000
  Property plant and equipment purchased through debt assumed               $        --       $        --       $   382,400
  Common stock issued for services                                          $   157,432       $   632,704       $ 1,616,771
  Common stock issued for deferred exploration and property costs           $    58,827       $   266,772       $ 3,292,698
  Debt applied for the exercise of stock options and warrants               $     7,000       $    69,496       $   141,496
  Conversion of preferred stock into common stock                           $        --       $        --       $       900
  Common stock issued for stock subscription receivable                     $        --       $        --       $   646,447
  Asset received and applied to stock subscription receivable               $        --       $        --       $     5,865
  Debt applied to the conversion of preferred stock into common stock       $        --       $        --       $   100,000
  Contributed capital from sale of stock in affiliate                       $        --       $        --       $    10,016

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

The statement of operations for the three and six months ended June 30, 2002, has been restated to give effect to the prior period adjustments disclosed in Notes 15 and 16 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased net loss for the six months ended June 30, 2002 from $1,471,562 to $2,655,974 for an increase of $1,184,412 with an increase in the loss per share from $0.03 to $0.05.


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $16,713,714 and a working capital deficit of $4,562,958 at June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the intent of management to obtain debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital, which will commence once a registration statement filed with the Securities and Exchange Commission is declared effective. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral properties and other corporate expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 2 - GOING CONCERN (Continued)

The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with its current and future exploration, development and mining operation activities. Finally, the Company has to received the final permits from the State of Nevada and the Bureau of Land Management for its Mineral Ridge Mine and has posted the required reclamation bond which has allowed the Company to begin operation and recovery of gold at that property from which the Company expects to generate consistent revenues. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.


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


Borealis Mining Venture Agreement

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

         Within 12 months of Effective Date                         $   800,000
         Within 24 months of Effective Date an additional             1,000,000
         Within 36 months of Effective Date an additional             1,500,000
         Within 48 months of Effective Date an additional             1,700,000
                                                                   ------------
         Total                                                     $  5,000,000
                                                                   ============


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


Reclamation Surety Bond

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)


Adoption of New Accounting Pronouncement - SFAS 143 (continued)

in depreciation, depletion and amortization expense and the accretion of the discounted liability is being recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. On this basis, using a credit adjusted risk free interest rate of 8.5%, the Company determined a reclamation asset of $1,063,300 and related reclamation obligation at October 2000 and eliminated the existing $900,000 recorded obligation. Accretion of the discounted liability through December 31, 2002 totaled $206,172 resulting in a reclamation liability totaling $1,269,472 and a net gain of $693,828 as a result of the cumulative effect of the change in this accounting principle which amount has been reflected separately as other income (expense) during the six months ended June 30, 2003. Since the Mineral Ridge property is not in production, no depreciation of the reclamation asset has been considered pursuant to the adoption of SFAS No. 143 for the period from October 2000 through December 31, 2002.

In connection with the new reclamation permit obtained in May 2003 previously discussed, the Company increased its estimated reclamation costs based on the new operating plan for the Mineral Ridge property. Accordingly, on June 1, 2003, the Company increased the Mineral Ridge property reclamation asset by $830,724 to $1,894,024 based on the revised estimate using a credit adjusted risk free interest rate of 8.5% with a corresponding increase in the related reclamation obligation.

Accretion expense for the three and six months ended June 30, 2003 was $28,332 and $54,932, respectively.

The following is a description of the changes and pro forma changes to the Company's asset retirement obligation from January 1 to June 30, 2003:

Reclamation Obligation (asset retirement Obligation)
  as reported at December 31, 2002 (restated)                                                                   $   900,000
Impact of adopting SFAS No. 143                                                                                     369,472
Accretion expense - January 1, 2003 through May 31, 2003                                                             44,332
Revision in reclamation cost estimates                                                                              830,724
Accretion expense - June 1, 2003 through June 30, 2003                                                               10,600
                                                                                                               ------------
Reclamation Obligation at June 30, 2003                                                                        $  2,155,128
                                                                                                               ============


In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the reclamation obligation on a pro forma basis would have been as follows:

January 1, 2002                                                                                                $  1,170,021
                                                                                                               ============
June 30, 2002                                                                                                  $  1,219,051
                                                                                                               ============
December 31, 2002                                                                                              $  1,269,475
                                                                                                               ============

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)


Adoption of New Accounting Pronouncement - SFAS 143 (continued)

The following table summarizes the pro forma effects on net loss and per share amounts before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002:

                                              Three Months      Six Months
                                                 Ended            Ended
                                                June 30,         June 30,
                                                  2002             2002
                                              ------------     ------------

Net loss as reported (restated)               $ (1,660,733)    $ (2,655,974)
Accretion expense                                  (24,864)         (49,728)
                                              ------------     ------------
Pro forma net loss                            $ (1,685,597)    $ (2,705,702)
                                              ============     ============
Basic loss per share -
As reported (restated)                        $      (0.03)    $      (0.05)
                                              ============     ============
Pro forma                                     $      (0.03)    $      (0.05)
                                              ============     ============


There would have been no pro forma impact on the three and six months ended June 30, 2003 as a result of the application of SFAS No. 143 since no changes to the reclamation obligation were recognized prior to the application of SFAS No. 143 since the acquisition of the Mineral Ridge property.

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

                                                June 30,
                                    -------------------------------
                                         2003              2002
                                    -------------     -------------
                                     (Unaudited)       (Unaudited)

Net loss:
    As reported (restated)          $    (957,514)    $  (2,655,974)
    Pro forma                       $    (957,514)    $  (2,820,038)

Basic loss per share:
    As reported (restated)          $       (0.01)    $       (0.04)
    Pro forma                       $       (0.01)    $       (0.05)

A summary of the status of the Company's stock option plans as of June 30, 2003 and changes during the year is presented below:

                                                                   Weighted
                                                                    Average
                                              Shares             Exercise Price
                                              ------             --------------
Outstanding, December 31, 2002              6,196,764                  $0.19

    Granted                                        --                     --
    Canceled                                       --                     --
    Exercised                                      --                     --

Outstanding, June 30, 2003 (unaudited)      6,196,764                  $0.19
                                            =========                  =====
Exercisable, June 30, 2003 (unaudited)      6,196,764                  $0.19
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
                                                             ==========



NOTE 6 - CORRECTION OF ERRORS

Subsequent to the original issuance of the June 30, 2003 financial statements it was determined that the provisions of SFAS 143 regarding Accounting for Asset Retirement Obligations had not been applied properly at adoption on January 1, 2003 or subsequently. See Note 3 for a discussion regarding the adoption and proper accounting for and application of this accounting principle. The correction of this error reduced net loss for the three months ended June 30, 2003 by $172,480 and by $839,708 for the six months ended June 30, 2003. In addition, restricted cash in the amount of $2,360,151 related to the Company's reclamation commitment was recognized as an asset along with a reclamation asset in the amount of $1,894,024 and a reclamation obligation in the amount of $2,155,128, all at June 30, 2003. In connection with the revised estimate of reclamation costs discussed in Note 3 and a related new reclamation operating permit obtained in May 2003, the Company was required to increase restricted cash on deposit to hold the surety bond to the $2,360,151 including a $337,024 accrued liability to the surety bond provider that had not been recognized previously.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 6 - CORRECTION OF ERRORS (Continued)

In addition, subsequent to the original issuance of the June 30, 2003 financial statements, determination was made that the Borealis Mineral Property has mineralized material without sufficient proven or probable reserves. Accordingly, the Borealis Mineral Property is considered to be in the exploration stage with all related costs and expenditures to be expensed as incurred. As a result, acquisition costs totaling $1,650,000 and deferred development cots of $98,878 have been reflected as being expensed in prior periods and have been included in accumulated deficit at December 31, 2002. Also an additional $26,661 and $27,478 of Borealis deferred development costs have been expensed and included in the net loss for the three and six months ended June 30, 2003, respectively.

Finally, determined was made subsequent to the original issuance of the June 30, 2003 financial statements that common stock issued for general and administrative and exploration and related services should have been valued at the fair market value of the Company's common stock issued based on the quoted market price and not the invoices amount. This correction resulted in an increase in expenses and related net loss of $2,875 and $22,787 for the three and six months ended June 30, 2003, respectively.

The net effect on these corrections decreased the net loss for the three and six months ended June 30, 2003 by $142,944 and $789,443, respectively. There was no material effect on the net loss per share for the three months ended June 30, 2003 but there was an improvement in net loss per share for the six months ended June 30, 2003 of $(0.02) to $(0.01).

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

         The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and will pay an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy and other exploration activities.

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


Results Of Operations


Results Of Operations For The Six-Month Period Ended June 30, 2003 Compared To The Six-Month Period Ended June 30, 2002

         We generated no revenue for the first six months ended June 30, 2003, as compared to no revenue for the first six months ended June 30, 2002.

         Costs have been incurred in connection with just the properties in Nevada. These costs have been incurred for the location of mining claims and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further development and exploration.

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


---------------

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



         Operating expenses for the six months ended June 30, 2003 totaled $1,388,926 for 2003, compared to $2,110,784 for 2002. The decrease is due primarily to reduction in exploration expenses.

         For the six months ended June 30, 2003, we had precious metal by-product income net of related costs of $(202,931) as compared to $(82,107) for the six months ended June 30, 2002.


Liquidity And Capital Resources

         Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $16.7 million at June 30, 2003 and approximately $12.2 million at June 30, 2002.

         As of June 30, 2003, we had $203,607 in cash and a working capital deficit of $4,562,958. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, the Contact copper property and the Borealis gold property. We anticipate expenditures for year 2003 for general and administrative expenses to be approximately $250,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $300,000 for the Mineral Ridge gold mine, $300,000 for the Contact Property, $150,000 for the International Enexco Contact joint venture, $200,000 for the Borealis project, $50,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments for the six months ended June 30, 2003 totaled $48,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of June 30, 2003, the total liability for monthly payments and work commitments to Enexco was $1,426,000. The President of Enexco has deferred the current late payments for a later time. Enexco did not set a specific due date for the payment of the current late payments. No payments have been made for the year 2003 through the end of June. The payments are payable in cash. As of June 30, 2003, the total liability owed to F.W. Lewis was $58,000 for the exploration license, $1,634,000 for the bi-annual stock distribution and $1,167,000 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

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

         During 2003, our liquidity needs were met from: (i) a private placement of restricted shares of $1,143,189, (ii) the issuance of stock to vendors and employees for goods and services of $150,872, and (iii) the conversion of outstanding debt to common stock of $42,600. As of July 2, 2003, we had 89,555,862 shares of common stock outstanding, which we have recognized as $14,674,537 of paid in capital including cash and services. As of June 30, 2003, we have current assets of $236,448 compared to current liabilities of $4,799,406 resulting in a working capital deficit of $4,562,958. Total current liabilities increased approximately $198,652 for the six months ended June 30, 2003 compared to the same period in 2002.

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

                                                                                                                Price Per
First Six Months of 2003               Nature of Services Performed       Shares Issued      Valued Received      Share
------------------------               ----------------------------       -------------      ---------------      -----
First Quarter 2003
Warrant Exercise At $0.10                                                       9,414,137        $ 941,414       $  0.100
Warrant Exercise At $0.15                                                         446,668           64,500          0.150
Payments For BO Lease                                                             253,800           42,600          0.170
                                                                               ----------        ---------       --------
  Total First Quarter 2003                                                     10,114,605      $ 1,048,514       $  0.100
                                                                               ==========      ===========       ========

Second Quarter 2003
Warrant Exercise at $0.10                                                       1,370,000        $ 137,000       $  0.100
Warrant Exercise at $0.15                                                         248,500           37,275          0.150
Directors' Compensation for Board
  Meetings                                                                         33,210           10,295          0.310
Whitney & Whitney Consulting              Business and Financial
  Services                                      Consulting                         15,605            2,573          0.170
                                                                                ---------        ---------       --------
  Total Second Quarter 2003                                                     1,667,315        $ 187,143       $  0.112
                                                                                =========        =========       ========


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

10.13               Agreement, dated July 21, 2003, by and between       Incorporated by reference to Exhibit 10.13 to the
                    Golden Phoenix Minerals, Inc. and Borealis Mining    Company's Amendment No.1 to Form SB-2
                    Company                                              Registration Statement filed with the SEC on July
                                                                         11, 2003.

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

                                               GOLDEN PHOENIX MINERALS, INC.

Date:    November 14, 2003                     By: /s/ Michael R. Fitzsimonds
         -----------------                     ---------------------------------
                                               Michael R. Fitzsimonds
                                               President and Director
                                               Principal Executive Officer and
                                               Principal Financial
                                               and Accounting Officer