Form 10QSB
period 2003-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2003-11-19
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2003

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

As of November 18, 2003, there were 95,038,613 outstanding shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                          GOLDEN PHOENIX MINERALS, INC.

                               FORM 10-QSB INDEX

                                                                                                 Page Number
                                                                                                 -----------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

  Balance Sheets as of September 30, 2003 and December 31, 2002                                       3

  Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months
    Ended September 30, 2003 and 2002, and from Inception (June 2, 1997) to September 30, 2003        5

  Statements of Stockholders' Equity (Deficit)                                                        7

  Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002,
    and from Inception (June 2, 1997) to September 30, 2003                                          16

  Notes to Financial Statements                                                                      19

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      25

  Item 3. Controls and Procedures                                                                    29

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                                          31

  Item 2. Changes of Securities and Use of Proceeds                                                  31

  Item 3. Defaults Upon Senior Securities                                                            31

  Item 4. Submission of Matters to a Vote of Security Holders                                        31

  Item 5. Other Information                                                                          31

  Item 6. Exhibits and Reports on Form 8-K                                                           32

  Signatures                                                                                         34

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)

                        FINANCIAL STATEMENTS (Unaudited)

                    September 30, 2003 and December 31, 2002

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                       ASSETS

                                                   September 30,    December 31,
                                                       2003             2002
                                                   -------------    ------------
CURRENT ASSETS

  Cash and cash equivalents                        $    87,436      $    28,614
  Prepaid expenses                                      86,099           42,434
                                                   -----------      -----------
    Total Current Assets                               173,535           71,048
                                                   -----------      -----------
PROPERTY AND EQUIPMENT

  Land                                                  57,600           57,600
  Buildings                                            100,000          100,000
  Vehicles                                             172,097          142,521
  Computer equipment                                    94,766           91,975
  Office furniture and equipment                        16,516           16,516
  Mining equipment                                     664,418          605,067
  Accumulated depreciation                            (413,860)        (316,395)
                                                   -----------      -----------
    Total Property and Equipment, Net                  691,537          697,284
                                                   -----------      -----------
OTHER ASSETS

  Restricted cash - reclamation obligation           2,360,151        1,821,817
  Reclamation asset                                  1,894,024               --
  Deposits                                              15,611           15,611
                                                   -----------      -----------
    Total Other Assets                               4,269,786        1,837,428
                                                   -----------      -----------
    TOTAL ASSETS                                   $ 5,134,858      $ 2,605,760
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)
                                   (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             September 30,      December 31,
                                                                 2003              2002
                                                             ------------      ------------
CURRENT LIABILITIES

  Accounts payable                                           $    374,404      $    385,138
  Accrued liabilities                                           4,343,552         3,424,728
  Current portion of long-term debt                               100,019           101,945
  Capital lease obligations-current portion                        37,689            40,102
  Amounts due to related parties                                  324,462           331,691
                                                             ------------      ------------
    Total Current Liabilities                                   5,180,126         4,283,604
                                                             ------------      ------------

LONG-TERM LIABILITIES

  Reclamation obligation                                        2,186,928           900,000
  Convertible notes payable and related accrued interest          677,205           621,430
  Capital lease obligations                                        51,322            83,131
  Long-term debt                                                    4,607            16,163
                                                             ------------      ------------
    Total Long-Term Liabilities                                 2,920,062         1,620,724
                                                             ------------      ------------
    Total Liabilities                                           8,100,188         5,904,328
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value, 50,000,000 shares
    authorized, no shares issued and outstanding                       --                --
  Common stock, no par value, 150,000,000 shares
    authorized, 94,203,500 and 76,881,842 issued and
    outstanding, respectively                                  15,706,908        13,248,089
  Stock subscription receivable                                  (174,027)         (490,457)
  Deferred costs                                                 (737,500)         (300,000)
  Deficit accumulated during the development stage            (17,760,711)      (15,756,200)
                                                             ------------      ------------

    Total Stockholders' Equity (Deficit)                       (2,965,330)       (3,298,568)
                                                             ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                $  5,134,858      $  2,605,760
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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                                                                            From
                                                           For the                    For the             Inception
                                                      Three Months Ended          Nine Months Ended       On June 2,
                                                        September 30,              September 30,         1997 through
                                                   -----------------------   -------------------------   September 30,
                                                       2003        2002          2003         2002           2003
                                                   -----------   ---------   -----------   -----------   ------------
                                                                 (Restated)                (Restated)
REVENUES                                           $        --   $      --   $        --   $        --   $         --

EXPENSES

  Exploration, mineral property
    lease, minimum work
    commitment expenses                                288,124     355,087       721,695     1,490,674      9,503,203
  Accretion expense                                     31,800          --        86,732            --         86,732
  General and administrative                           346,751     193,319       769,356       830,106      3,964,587
  Investor relations and professional fees             142,646      46,669       421,037       200,091      2,273,628
  Salaries and wages                                    66,276      64,239       202,177       184,866      1,496,463
  Depreciation                                          34,243      32,900        97,769        97,261        427,034
                                                   -----------   ---------   -----------   -----------   ------------
    Total Expenses                                     909,840     692,214     2,298,766     2,802,998     17,751,647
                                                   -----------   ---------   -----------   -----------   ------------

LOSS FROM OPERATIONS                                  (909,840)   (692,214)   (2,298,766)   (2,802,998)   (17,751,647)
                                                   -----------   ---------   -----------   -----------   ------------

OTHER INCOME (EXPENSE)

  Interest income                                          147      14,717        20,961        25,562         82,196
  Interest expense                                     (42,697)    (53,653)     (124,906)     (239,983)      (955,072)
  Gain on sale of fixed assets                           1,290          --         1,290            --          3,841
  Loss on extinguishment of debt                            --          --            --      (275,333)      (278,140)
  Realized gain on available-for- sale securities           --          --            --           523            523
  Loss on impairment of investments                         --          --            --       (10,742)       (10,742)
  Contribution to reclamation deposit                       --          --            --            --        740,000
  Sale of interest in mineral property                 125,000          --       125,000            --        125,000
  Precious metal by-product income net
    of related costs                                  (227,455)   (130,608)     (430,386)     (212,715)      (467,185)
  Other income (expense)                                 6,558       1,114         8,468          (932)        56,687
                                                   -----------   ---------   -----------   -----------   ------------

    Total Other Income (Expense)                      (137,157)   (168,430)     (399,573)     (713,620)      (702,892)
                                                   -----------   ---------   -----------   -----------   ------------

    LOSS BEFORE INCOME TAXES                       $(1,046,997)  $(860,644)  $(2,698,339)  $(3,516,618)  $(18,454,539)
                                                   -----------   ---------   -----------   -----------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)
                                   (Unaudited)

                                                                                                             From
                                                       For the                     For the                 Inception
                                                  Three Months Ended           Nine Months Ended           On June 2,
                                                     September 30,               September 30,            1997 through
                                              ---------------------------   -------------------------     September 30,
                                                  2003           2002           2003          2002           2003
                                              ------------   ------------   ------------   ------------   ------------
                                                                 (Restated)                (Restated)
LOSS BEFORE INCOME
TAXES                                         $ (1,046,997)  $   (860,644)  $ (2,698,339)  $ (3,516,618)  $(18,454,539)

INCOME TAXES                                            --             --             --             --             --
                                              ------------   ------------   ------------   ------------   ------------

LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE             (1,049,997)      (860,644)    (2,698,339)    (3,516,618)   (18,454,539)

  Cumulative effect of change in accounting
    principle, net of no income taxes                   --             --        693,828             --        693,828
                                              ------------   ------------   ------------   ------------   ------------

NET LOSS                                        (1,046,997)      (860,644)    (2,004,511)    (3,516,618)   (17,760,711)

OTHER COMPREHENSIVE
  INCOME (LOSS)

  Unrealized loss on available-for-
    sale securities                                     --         (1,437)            --         (1,437)            --
                                              ------------   ------------   ------------   ------------   ------------

  Total Other Comprehensive
    Income (Loss)                                       --         (1,437)            --         (1,437)            --
                                              ------------   ------------   ------------   ------------   ------------

COMPREHENSIVE LOSS                            $ (1,046,997)  $   (862,081)  $ (2,004,511)  $ (3,518,055)  $(17,760,711)
                                              ============   ============   ============   ============   ============

BASIC LOSS PER SHARE

  Loss before cumulative effect of change in
    accounting principle                      $      (0.01)  $      (0.02)  $      (0.03)  $      (0.07)

  Cumulative effect of change in
    accounting principle                                --             --           0.01             --
                                              ------------   ------------   ------------   ------------

  Basic loss per share                        $      (0.01)  $      (0.02)  $      (0.02)  $      (0.07)
                                              ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                           91,895,964     52,615,584     87,183,316     51,785,604
                                              ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                 Preferred Stock        Common Shares           Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance, December 31, 2001      151,300    $605    45,185,056    $7,932,398    $(44,500)    $  --    $(11,147,252)

Issuance of common stock for
services at $0.11 to
$0.27 per share, January 1
to August 23, 2002                   --      --       553,600        79,017          --        --              --

Cash received on stock
subscription receivable,
January 8 to 25, 2002                --      --            --            --      44,500        --              --

Issuance of common stock for
cash at $0.10 per share,
January 18 to June 14, 2002          --      --     7,495,002       739,500          --        --              --

Issuance of common stock for
services at $0.18 to
$0.22 per share, February 1
to October 30, 2002                  --      --       655,000       120,350          --        --              --

Issuance of common stock for
services at $0.13 to
$0.20 per share, February 4
to October 28, 2002                  --      --     1,414,006       211,877          --        --              --

Issuance of common stock for
exploration and property
costs at $0.18 per share,
February 7, 2002                     --      --       328,235        59,083          --        --              --

Issuance of common stock for
cash at $0.12 per share,
February 21, 2002                    --      --       160,000        19,170          --        --              --
                                -------    ----    ----------    ----------    --------     -----    ------------

Balance Forward                 151,300    $605    55,790,899    $9,161,395    $     --     $  --    $(11,147,252)
                                -------    ----    ----------    ----------    --------     -----    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                 151,300    $605    55,790,899    $ 9,161,395    $    --     $   --    $(11,147,252)

Issuance of common stock for
services at $0.19 to
$0.20 per share, February 28
to March 31, 2002                    --      --       174,228         33,360         --         --              --

Issuance of common stock for
services at $0.17 to $0.29
per share, March 1 to
August 29, 2002                      --      --       230,198         40,403         --         --              --

Issuance of common stock for
services at $0.18 to $0.19
per share, March 5 to
April 19, 2002                       --      --       407,625         75,373         --         --              --

Issuance of common stock for
stock options and
warrants exercised at $0.15
per share, March 11
to September 3, 2002                 --      --       983,833        147,575     (5,625)        --              --

Issuance of common stock for
cash at $0.15 per share,
March 22 to October 18, 2002         --      --     5,126,669        768,500         --         --              --

Issuance of common stock for
services at $0.21 to $0.45
per share, April 3 to
December 23, 2002                    --      --       117,973         28,875         --         --              --

Issuance of common stock for
stock options and
warrants exercised at $0.10
per share, April 29 to
November 26, 2002                    --      --     2,925,063        292,506         --         --              --
                                -------    ----    ----------    -----------    -------     ------    ------------
Balance Forward                 151,300    $605    65,756,488    $10,547,987    $(5,625)    $   --    $(11,147,252)
                                -------    ----    ----------    -----------    -------     ------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                151,300     $ 605   65,756,488    $10,547,987    $(5,625)    $  --      $(11,147,252)

Preferred stock converted
to common shares at
$0.10 per share, May 13 to
December 18, 2002             (151,300)     (605)   1,513,000        151,905         --        --                --

Issuance of common stock
for services at $0.35
per share, May 31, 2002             --        --      100,000         35,000         --        --                --

Issuance of common stock
for extinguishment of
debt at $0.51 to $0.55 per
share, June 3 to 4, 2002            --        --      733,333        385,333         --        --                --

Issuance of common stock
for services at $0.55
per share, June 4, 2002             --        --       50,333         27,683         --        --                --

Issuance of common stock
for services at $0.29 to
$0.40 per share, June 6 to
September 6, 2002                   --        --      139,448         53,329         --        --                --

Issuance of common stock
for services at $0.45
per share, June 7, 2002             --        --      300,000        135,000         --        --                --

Issuance of common stock
for conversion of
convertible debt at $0.30
per share, June 12, 2002            --        --       86,133         25,840         --        --                --

Issuance of common stock
for conversion of
convertible debt at $0.20
per share, June 20, 2002            --        --       65,930         13,186         --        --                --
                              --------     -----   ----------    -----------    -------     -----      ------------

Balance Forward                     --     $  --   68,744,665    $11,375,263    $(5,625)    $  --      $(11,147,252)
                              --------     -----   ----------    -----------    -------     -----      ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                     --    $   --    68,744,665   $11,375,263    $ (5,625)   $      --   $(11,147,252)

Issuance of common stock
for cash at $0.20 per share,
June 23, 2002                       --        --       100,002        20,000          --           --             --

Issuance of common stock
for services
at $0.20 to $0.39 per
share, June 30 to November
22, 2002                            --        --        65,435        24,545          --           --             --

Cash received on stock
subscription receivable,
July 9, 2002                        --        --            --            --       5,625           --             --

Issuance of common stock
for deferred stock offering
costs at $0.19 per share,
July 12, 2002                       --        --     1,587,302       300,000          --     (300,000)            --

Issuance of common stock
for stock subscription
receivable at $0.25 per
share, July 12, 2002                --        --        50,000        12,500     (12,500)          --             --

Issuance of common stock
for cash at $0.30 per
share, August 29, 2002              --        --       180,000        53,261          --           --             --

Issuance of common stock
for stock subscription
receivable at $0.28 per
share, August 29, 2002              --        --        50,000        14,000     (14,000)          --             --

Issuance of common stock
for stock options and
warrants exercised at $0.26
per share, September 3 to
10, 2002                            --        --        50,000        13,000          --           --             --
                                 -----    ------    ----------   -----------    --------    ---------   ------------

Balance Forward                     --    $   --    70,827,404   $11,812,569    $(26,500)   $(300,000)  $(11,147,252)
                                 -----    ------    ----------   -----------    --------    ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                  --      $   --    70,827,404    $11,812,569    $(26,500)  $(300,000)  $(11,147,252)

Issuance of common stock
for services at $0.18 to
$0.35 per share, April 30
to October 18, 2002              --          --       397,180         96,346          --          --             --

Issuance of common stock
for services at $0.33 per
share, September 20, 2002        --          --       110,582         36,492          --          --             --

Issuance of common stock
for services at $0.33 per
share, September 23, 2002        --          --         5,000          1,650          --          --             --

Vehicle received as
payment for stock
subscription receivable,
September 20, 2002               --          --            --             --       5,865          --             --

Issuance of common stock
for extinguishment
of debt at $0.30 per
share, October 3, 2002           --          --        44,323         13,297          --          --             --

Issuance of common stock
for services at $0.28 per
share, October 3, 2002           --          --         5,000          1,400          --          --             --

Issuance of common stock
for services at $0.28 per
share, October 3, 2002           --          --        28,651          8,022          --          --             --

Issuance of common stock
for services at $0.18 to
$0.28 per share,
October 3 to 30, 2002            --          --        81,679         17,575          --          --             --
                              -----      ------    ----------    -----------    --------   ---------   ------------

Balance Forward                  --      $   --    71,499,819    $11,987,351    $(20,635)  $(300,000)  $(11,147,252)
                              -----      ------    ----------    -----------    --------   ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                Preferred Stock        Common Shares             Stock                   During the
                                ----------------   ------------------------   Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount      Receivable     Costs        Stage
                                -------   ------   ----------    ----------   ------------  --------    ------------
Balance Forward                    --    $   --    71,499,819    $11,987,351  $ (20,635)  $(300,000)    $(11,147,252)

Issuance of common stock for
exploration and property
costs at $0.22 per share,
October 18, 2002                   --        --     2,753,623        605,797         --          --               --

Issuance of common stock for
cash and stock
subscription receivable at
$0.19 per share, October 21
to November 6, 2002                --        --       250,000         48,500    (23,000)         --               --

Issuance of common stock for
services at $0.25 per
share, December 3, 2002            --        --       200,000         49,000         --          --               --

Issuance of common stock for
cash and stock
subscription receivable at
$0.18 per share,
December 4, 2002                   --        --       100,000         17,722     (6,822)         --               --

Issuance of common stock for
stock subscription
receivable at $0.27 per share,
December 17, 2002                  --        --     2,000,000        540,000   (540,000)         --               --

Cash received on stock
subscription receivable,
December 20, 2002                  --        --            --             --    100,000          --               --

Issuance of common stock for
exploration and property
costs at $0.21 per share,
December 23, 2002                  --        --        78,400         16,464         --          --               --
                                -----    ------    ----------    -----------  ---------   ---------     ------------

Balance Forward                    --    $   --    76,881,842    $13,264,834  $(490,457)  $(300,000)    $(11,147,252)
                                -----    ------    ----------    -----------  ---------   ---------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                   --     $   --    76,881,842   $ 13,264,834  $(490,457)   $(300,000)  $(11,147,252)

Fair value of options
granted for services,
March 11 to December 4, 2002      --         --            --         44,168         --           --             --

Stock offering costs              --         --            --        (60,913)        --           --             --

Net loss for the year
ended December 31, 2002           --         --            --             --         --           --     (4,608,948)

Balance, December 31, 2002        --         --    76,881,842     13,248,089   (490,457)    (300,000)   (15,756,200)

Issuance of common stock
for exploration and
property costs at $0.23
per share, January 2, 2003        --         --       163,200         37,536         --           --             --

Issuance of common stock
for services at $0.23
per share, January 7, 2003        --         --        51,308         11,801         --           --             --
                               -----     ------    ----------   ------------  ---------    ---------   ------------

Balance Forward                   --     $   --    77,096,350   $ 13,297,426  $(490,457)   $(300,000)  $(15,756,200)
                               -----     ------    ----------   ------------  ---------    ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                   --     $   --    77,096,350    $13,297,426   $(490,457)  $(300,000)  $(15,756,200)

Issuance of common stock
for services at $0.23 to
$0.31 per share, January 7
to June 10, 2003                  --         --       133,210         33,295          --          --             --

Issuance of common stock
for services at $0.19
to $0.23 per share, January
7 to March 11, 2003               --         --        55,404         11,168          --          --             --

Issuance of common stock
for warrants exercised
at $0.10 per share, January
13 to June 27, 2003               --         --    11,084,137      1,108,414     (60,000)         --             --

Issuance of common stock
for services at $0.31
to $0.32 per share, January
20 to June 10, 2003               --         --       200,000         63,000          --          --             --

Issuance of common stock
for warrants exercised
at $0.15 per share,
February 10 to June 10, 2003      --         --       695,168        101,775          --          --             --

Issuance of common stock
for exploration and
property costs at $0.24 per
share, February 13, 2003          --         --        90,600         21,291          --          --             --

Issuance of common stock
for services at $0.22
per share, March 6, 2003          --         --        23,534          5,060          --          --             --
                               -----     ------    ----------    -----------   ---------   ---------   ------------

Balance Forward                   --     $   --    89,378,403    $14,641,429   $(550,457)  $(300,000)  $(15,756,200)
                               -----     ------    ----------    -----------   ---------   ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                   --    $   --    89,378,403    $14,641,429   $(550,457)   $(300,000)  $(15,756,200)

Issuance of common stock
for services at $0.18 to
$0.22 per share, March 6
to 12, 2003                       --        --       132,133         24,808          --           --             --

Issuance of common stock
for services at
$0.17 per share, April 17,
                      2003        --        --        15,605          2,653          --           --             --

Issuance of common stock
for services at $0.19 per
share, May 13, 2003               --        --        29,721          5,647          --           --             --

Issuance of common stock
for warrants exercised at
$0.10 per share, July 23,
                      2003        --        --     1,820,000        182,000          --           --             --

Issuance of common stock
for warrants exercised at
$0.15 per share, September
2 to September 29, 2003           --        --       248,334         37,250          --           --             --

Issuance of common stock
for warrants exercised at
$0.20 per share, September
17, 2003                          --        --       163,200         32,640          --           --             --

Issuance of common stock
for cash at $0.29 per
share, August 8, 2003             --        --       882,592        260,000          --           --             --

Issuance of common stock
pursuant to a consulting
agreement at $0.30 per
share, August 8, 2003             --        --     1,500,000        525,000          --     (525,000)            --

Issuance of common stock
for services rendered at
$0.49 per share, September
24, 2003                          --        --        32,460         15,906          --           --             --
                               -----    ------    ----------    -----------   ---------    ---------   ------------

Balance Forward                   --    $   --    94,203,448    $15,727,333   $(550,457)   $(825,000   $(15,756,200)
                               -----    ------    ----------    -----------   ---------    ---------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                Preferred Stock        Common Shares            Stock                   During the
                                ----------------   ------------------------  Subscription  Deferred    Development
                                Shares    Amount     Shares        Amount     Receivable     Costs        Stage
                                -------   ------   ----------    ----------  ------------  --------    ------------
Balance Forward                    --    $   --    94,202,448    $ 15,727,333  $(550,457)   $(825,000)  $(15,756,200)

Issuance of common stock
for services rendered at
$0.385 per share, August
25, 2003                           --        --         1,052             400         --           --             --

Cash received on stock
subscription receivable,
January 6 to September 30,
2003                               --        --            --              --    376,430           --             --

Amortization of deferred
costs                              --        --            --              --         --       87,500             --

Stock offering costs               --        --            --         (20,825)        --           --             --

Net loss for the nine
months ended September 30,
2003                               --        --            --              --         --           --     (2,004,511)
                                -----    ------    ----------    ------------  ---------    ---------   ------------

Balance, September 30, 2003        --    $   --    94,203,500    $ 15,706,908  $(174,027)   $(737,500)  $(17,760,711)
                                =====    ======    ==========    ============  =========    =========   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  From
                                                                                                Inception
                                                              For the Nine Months Ended        On June 2,
                                                                     September 30,            1997 through
                                                              ---------------------------     September 30,
                                                                  2003            2002             2003
                                                              -----------     -----------     ------------
                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                    $(2,004,511)    $(3,516,618)    $(17,760,711)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                                   97,769          97,261          427,034
    Accretion expense                                              86,732              --           86,732
    Bad debt expense                                                   --          51,576           52,203
    Realized gain on available-for-sale securities                     --            (523)            (523)
    Gain on sale of fixed assets                                       --              --           (2,551)
    Gain on extinguishment of debt                                     --         275,333          278,140
    Cumulative effect of change in accounting principle          (693,828)             --         (693,828)
    Fixed assets exchanged for services                                --              --           55,982
    Common stock issued for services                              173,738         652,964        1,633,077
    Common stock issued for exploration and property costs         58,827         303,264        3,292,698
    Preferred stock issued for services                                --              --            2,000
    Amortization of deferred costs                                 87,500              --           87,500
    Beneficial conversion feature                                      --              --           92,666
    Fair value of options and warrants granted                         --              --           46,918
  Changes in operating assets and liabilities:
    (Increase) in accounts and other receivables                       --         (21,663)         (83,127)
    (Increase) in prepaid expenses                                (43,665)        (51,701)         (86,099)
    (Increase) in employee advances                                    --         (14,594)              --
    (Increase) in restricted cash                                (538,334)             --       (1,439,511)
    (Increase) in reclamation asset                            (1,200,196)             --       (1,200,196)
    (Increase) in deposits                                             --        (333,312)         (15,611)
    Increase (decrease) in accounts payable                       (10,734)        (94,889)         589,667
    Increase in accrued liabilities                               967,370         866,811        3,917,486
    Increase in reclamation obligation                          1,200,196              --        2,100,196
                                                              -----------     -----------     ------------

      Net Cash Used by Operating Activities                    (1,819,136)     (1,786,091)      (8,619,858)
                                                              -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              (62,446)        (12,814)        (582,094)
  Proceeds from fixed asset sales                                      --              --           34,965
  Proceeds from sale of investments                                    --           2,223            2,223
  Purchase of mining properties and claims                             --              --          (51,700)
                                                              -----------     -----------     ------------

      Net Cash Used by Investing Activities                   $   (62,446)    $   (10,591)    $   (596,606)
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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                              From
                                                                                                            Inception
                                                                          For the Nine Months Ended        On June 2,
                                                                                 September 30,            1997 through
                                                                          ---------------------------     September 30,
                                                                              2003            2002             2003
                                                                          -----------     -----------     ------------
                                                                                          (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                                 $        --     $        --     $   485,000
  Principal payments on capital lease obligations                             (34,222)        (24,784)        (82,910)
  Proceeds from notes payable - stockholders                                       --              --         728,900
  Payments on notes payable - stockholders                                         --         (31,080)        (16,300)
  Payments on notes payable and long-term debt                                (36,058)       (489,980)       (994,085)
  Proceeds from notes payable and long-term debt                                   --          49,854         744,756
  Cash receipts on stock subscription receivable                              376,430          55,990         526,555
  Proceeds from exercise of options and warrants                            1,395,079         228,010       2,007,094
  Stock offering costs                                                        (20,825)        (38,780)       (241,305)
  Proceeds from conversion of preferred stock                                      --              --         125,000
  Net proceeds from sale of common stock                                      260,000       2,063,044       6,021,195
                                                                          -----------     -----------     -----------

    Net Cash Provided by Financing Activities                               1,940,404       1,812,274       9,303,900
                                                                          -----------     -----------     -----------

NET INCREASE IN CASH                                                           58,822          15,592          87,436

CASH AT BEGINNING OF PERIOD                                                    28,614             343              --
                                                                          -----------     -----------     -----------

CASH AT END OF PERIOD                                                     $    87,436     $    15,935     $    87,436
                                                                          ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                                  $    43,188     $   183,470     $   575,481
  Cash Paid for Income Taxes                                              $        --     $        --     $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt payment and related interest               $    42,600     $   149,026     $ 1,095,998
  Common stock issued for amounts due to related parties                  $        --     $        --     $   195,000
  Property plant and equipment purchased through debt assumed             $        --     $        --     $   382,400
  Common stock issued for services                                        $   173,738     $   652,964     $ 1,633,077
  Common stock issued for deferred exploration and property costs         $    58,827     $   303,264     $ 3,292,698
  Debt applied for the exercise of stock options and warrants             $     7,000     $    69,496     $   141,496
  Conversion of preferred stock into common stock                         $        --     $        --     $       900
  Common stock issued for stock subscription receivable                   $        --     $        --     $   646,447
  Asset received and applied to stock subscription receivable             $        --     $        --     $     5,865
  Debt applied to the conversion of preferred stock into common stock     $        --     $        --     $   100,000
  Contributed capital from sale of stock in affiliate                     $        --     $        --     $    10,016

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

The statement of operations for the three and nine months ended September 30, 2002, has been restated to give effect to the prior period adjustments disclosed in Notes 15 and 16 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased net loss for the nine months ended September 30, 2002 from $2,030,987 to $3,516,618 for an increase of $1,485,631 with an increase in the loss per share from $0.05 to $0.07.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $17,760,711 and a working capital deficit of $5,006,591 at September 30, 2003, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the intent of management to obtain debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital, which can commence since the registration statement filed with the Securities and Exchange Commission has been declared effective. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral properties and other corporate expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

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

Within 12 months of Effective Date                                    $  800,000
Within 24 months of Effective Date an additional                       1,000,000
Within 36 months of Effective Date an additional                       1,500,000
Within 48 months of Effective Date an additional                       1,700,000
                                                                      ----------

Total                                                                 $5,000,000
                                                                      ==========

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

Ashdown Property

In September 2003, the Company entered into a Letter Agreement with PRS Enterprises LLC (PRS) to be the project operator for the Ashdown gold-molybdenum project (Ashdown Property) in Humboldt County, Nevada. PRS has singed a Letter Agreement with Win-Eldrich Mines, Ltd. giving PRS rights to the Ashdown Property upon providing financing of the first $1.5 million by December 15, 2003 in order to conduct permitting, evaluation, mine planning and reserve calculations. PRS is also obligated on provide the necessary funding to complete exploration and development of the property and conduct mining operations on the Ashdown Property. The terms of the Letter Agreement with PRS grant the Company a 40 percent in the project after payback of the full investment. During the payback period, the Company will have a 20 percent net profits interest in the operation.

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

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)

Adoption of New Accounting Pronouncement - SFAS 143 (continued)

in depreciation, depletion and amortization expense and the accretion of the discounted liability is being recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. On this basis, using a credit adjusted risk free interest rate of 8.5%, the Company determined a reclamation asset of $1,063,300 and related reclamation obligation at October 2000 and eliminated the existing $900,000 recorded obligation. Accretion of the discounted liability through December 31, 2002 totaled $206,172 resulting in a reclamation liability totaling $1,269,472 and a net gain of $693,828 as a result of the cumulative effect of the change in this accounting principle which amount has been reflected separately as other income (expense) during the nine months ended September 30, 2003. Since the Mineral Ridge property is not in production, no depreciation of the reclamation asset has been considered pursuant to the adoption of SFAS No. 143 for the period from October 2000 through December 31, 2002.

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

Accretion expense for the three and nine months ended September 30, 2003 was $31,800 and $86,732, respectively.

The following is a description of the changes and pro forma changes to the Company's asset retirement obligation from January 1 to September 30, 2003:

Reclamation Obligation (asset retirement obligation)
  as reported at December 31, 2002 (restated)                         $  900,000
Impact of adopting SFAS No. 143                                          369,472
Accretion expense - January 1, 2003 through May 31, 2003                  44,332
Revision in reclamation cost estimates                                   830,724
Accretion expense - June 1, 2003 through September 30, 2003               42,400
                                                                      ----------

Reclamation Obligation at September 30, 2003                          $2,186,928
                                                                      ==========

In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the reclamation obligation on a pro forma basis would have been as follows:

January 1, 2002                                                       $1,170,021
                                                                      ==========

September 30, 2002                                                    $1,243,566
                                                                      ==========

December 31, 2002                                                     $1,269,475
                                                                      ==========

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 3 - MATERIAL AND SUBSEQUENT EVENTS (Continued)

Adoption of New Accounting Pronouncement - SFAS 143 (continued)

The following table summarizes the pro forma effects on net loss and per share amounts before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002:

                                                 Three Months       Nine Months
                                                    Ended              Ended
                                                 September 30,     September 30,
                                                     2002               2002
                                                 -------------     -------------
Net loss as reported (restated)                   $(860,644)        $(3,516,618)
Accretion expense                                   (24,515)            (73,545)
                                                  ---------         -----------

Pro form net loss                                 $(885,159)        $(3,590,163)
                                                  =========         ===========

Basic loss per share -

As reported (restated)                            $   (0.02)        $     (0.07)
                                                  =========         ===========

Pro forma                                         $   (0.02)        $     (0.07)
                                                  =========         ===========

There would have been no pro forma impact on the three and nine months ended September 30, 2003 as a result of the application of SFAS No. 143 since no changes to the reclamation obligation were recognized prior to the application of SFAS No. 143 since the acquisition of the Mineral Ridge property.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

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

Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $164,064 for nine months ended September 30, 2002. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                        September 30,
                                               --------------------------------
                                                   2003               2002
                                               -------------      -------------
                                               (Unaudited)         (Unaudited)

Net loss:
    As reported                                $  (2,004,511)     $  (3,516,618)
    Pro forma                                  $  (2,004,511)     $  (3,680,682)

Basic loss per share:
    As reported                                $       (0.02)     $       (0.07)
    Pro forma                                  $       (0.02)     $       (0.07)

A summary of the status of the Company's stock option plans as of September 30, 2003 and changes during the year is presented below:

                                                                    Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                      ---------   --------------

Outstanding, December 31, 2002                        6,196,764       $0.19

    Granted                                                  --          --
    Canceled                                                 --          --
    Exercised                                                --          --

Outstanding, September 30, 2003 (unaudited)           6,196,764       $0.19
                                                      =========       =====

Exercisable, September 30, 2003 (unaudited)           6,196,764       $0.19
                                                      =========       =====

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 4 - OUTSTANDING STOCK OPTIONS (Continued)

                                                    Outstanding                                 Exercisable
                                --------------------------------------------------     -----------------------------
                                                        Weighted
                                                        Average           Weighted                       Weighted
                                   Number               Remaining          Average        Number          Average
                                Outstanding            Contractual        Exercise     Exercisable        Exercise
Exercise Prices                  at 9/30/03               Life              Price       at 9/30/03         Price
---------------                  ----------            -----------        --------     -----------        --------
$0.15                            2,465,715                  (a)             $0.15       2,465,715          $0.15
 0.22                            3,731,049                 1.26              0.22       3,731,049           0.22
                                 ---------                 ----             -----       ---------          -----

$0.15 - 0.22                     6,196,764                 1.26             $0.19       6,196,764          $0.19
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

On September 14, 2002, the Company granted 100,000 stock options to a director of the Company. These options were issued with an exercise price of $0.22 per share. All of these options vest immediately and expired on June 9, 2003.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 5 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of September 30, 2003 and changes during the year is presented below:

                                                                  Weighted
                                                                   Average
                                                     Shares     Exercise Price
                                                   ----------   --------------

Outstanding, December 31, 2002                     25,883,856      $0.11

    Granted                                         1,065,352       0.25
    Canceled / Expired                               (250,000)      0.10
    Exercised                                     (14,010,839)      0.10
                                                   ----------      -----

Outstanding, September 30, 2003 (unaudited)        12,688,369      $0.13
                                                   ==========      =====

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2003:

       Expiration Date                     Price              Number
       ---------------                     -----              ------

       2003                                $0.100             650,000
       2003                                 0.150             175,000
       2004                                 0.085             117,647
       2004                                 0.100           4,922,900
       2004                                 0.150           5,995,337
       2005                                 0.150              65,333
       2006                                 0.250             762,152
                                                           ----------

                                       (unaudited)         12,688,369
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

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a

50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $125,000 in consideration of signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

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

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2002. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. In connection with the new permit and bond, the Company assumes its reclamation costs will be approximately $2.7 million. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

New Accounting Pronouncements

      New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

      SFAS No. 143 - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandoned costs. The statement was adopted January 1, 2003, at which time the Company recorded the estimated present value of reclamation liabilities totaling $1,269,472, including accretion of the discounted liability from the date the property was acquired, and recognized the carrying amount of the related retirement asset in the amount of $1,063,300, all related to the Mineral Ridge property. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets on a units of production basis and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The cumulative effect of this change in accounting principle as a result of the adoption of SFAS No. 143 was $693,828. The Company's financial statements as of and for the period ended September 30, 2003 reflect the impact of application of this statement. The Company has no other reclamation obligations or liabilities related to its other mineral properties.

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

Results Of Operations

Results Of Operations For The Nine-Month Period Ended September 30, 2003 Compared To The Nine-Month Period Ended September 30, 2002

      We generated no revenue for the first nine months ended September 30, 2003, or for the nine months ended September 30, 2002.

      Costs have been incurred in connection with the Company's general and administrative activities in addition to acquisition, exploration and development activities associated with mineral properties in Nevada. The costs associated with mineral properties have been incurred for the location of mining claims and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further development and exploration.

      The following table describes the significant changes in the results of operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 for selected expenses.

DESCRIPTION                                      2003        2002     DIFFERENCE
-----------                                    --------   ---------   ----------
Exploration, mineral property costs (1)         721,695   1,490,674   (768,979)
Investor relations and professional fees (2)    421,037     200,091    220,946
Interest expense (3)                            124,906     239,983   (115,077)
Loss on extinguishment of debt (4)                   --     275,000   (275,333)
Sale of interest in mineral property (5)       (125,000)         --   (125,000)
Precious metal by-product income, net (6)       430,386     212,715    217,671
Cumulative effect of change in accounting
    principle (7)                              (693,828)         --   (693,828)


----------
(1) The decrease in exploration and other mineral property costs is primarily a result of a reduction in costs expended related to the exploration and evaluation of the Contact and Borealis properties and a reduction in costs expended in the acquisition, investigation and evaluation of new mineral properties.

(2) The increase in investor relations and professional fees relates primarily to new arrangements and related costs for new general business consulting services and legal and accounting services associated with the Company's regulatory reporting requirements.

(3) The decrease in interest expense is primarily due to the change in accrual of interest on accounts payable outstanding over one year which amount has been reduced along with a reduction in other interest bearing debt and a reduction in the amount of finances charges by vendors.

(4) During the nine months ended September 30, 2002, the Company extinguished two significant liabilities through the issuance of common stock resulting in the $275,333 loss. There were no such extinguishments for the nine months ended September 30, 2003.

(5) During the nine months ended September 30, 2003, the Company received $125,000 related to the sale of its interest in the Borealis property. There was no such activity in the previous period.

(6) The increase in the net loss from the sale of precious metal by-products resulted primarily from a reduction in recovery of gold and silver from maintenance operations at the Mineral Ridge mine and an increase in costs associated with getting the property ready for operation.

(7) Effective January 1, 2003, we adopted the provisions of FAS 143 related to the Company's asset retirement obligation. The effect of this change in accounting principle resulted in a reduction of net loss for the nine months ended September 30, 2003, with no such adjustment or change in accounting principle during the prior period.


      Operating expenses for the nine months ended September 30, 2003 totaled $2,298,766 compared to $2,802,998 for the nine months ended September 30, 2002.

      For the nine months ended September 30, 2003, we had precious metal by-product income net of related costs of $(430,386) as compared to $(212,715) for the nine months ended September 30, 2002.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, we have incurred an accumulated deficit of approximately $17.8 million through September 30, 2003 compared to approximately $14.7 million through September 30, 2002.

      As of September 30, 2003, we had $87,436 in cash and a working capital deficit of $5,006,591. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, the Contact copper property and the Borealis gold property in addition to the general operations of the business. For the next twelve months, we anticipate expenditures for for general and administrative expenses to be approximately $250,000 and approximately $520,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $120,000 for the Mineral Ridge gold mine, $300,000 for the Contact Property, and $100,000 for general exploration and holding costs. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The Borealis property lease payments are $8,000 per month. Payments for the nine months ended September 30, 2003 totaled $72,000. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of September 30, 2003, the total liability for monthly payments and work commitments to Enexco was $1,575,500. The President of Enexco has deferred the current late payments for a later time. Enexco did not set a specific due date for the payment of the current late payments. No payments have been made for the year 2003 through the end of September. The payments are payable in cash. As of September 30, 2003, the total liability owed to F.W. Lewis was $65,500 for the exploration license, $1,744,250 for the bi-annual stock distribution and $1,192,000 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

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

      During the nine months ended September 30, 2003, our liquidity needs were met from: (i) exercise of warrants totaling $1,395,079, (ii) the issuance of stock to vendors and employees for services of exploration and property costs of $232,565, (iii) collections on subscriptions receivable totaling $376,430, (iv) proceeds from the sale of common stock totaling $260,000, and (v) the extinguishment of $42,600 of debt with common stock. As of September 30, 2003, we had 94,203,500 shares of common stock outstanding, which we have recognized as $15,706,908 of paid in capital including cash and services. As of September 30, 2003, we have current assets of $173,535 compared to current liabilities of $5,180,126 resulting in a working capital deficit of $5,006,591.

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

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences upon the effectiveness of the registration statement required to be filed pursuant to the common stock purchase agreement. Upon effectiveness of such registration statement on November 13, 2003, and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes, if market conditions are favorable.

      During the nine months ended September 30, 2003, we raised approximately $1.4 million from the exercise of warrants that convert to restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements and repairs at Mineral Ridge and exploration of the Company's other mineral properties. Some funds have been reserved for the additional reclamation bond and operating capital for the Mineral Ridge Mine.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada corporation. Gryphon is not an affiliate of the Company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $125,000 in consideration of the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      Following is a summary of sales of unregistered securities for the third quarter of 2003. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                  Nature of                  Shares          Valued        Price
Third Quarter 2003                Services Performed         Issued          Received      Per Share
----------------------------      ----------------------     ---------       -----------   ---------
Private Placement at $0.10                                   1,820,000      $ 182,000         $0.100

Private Placement at $0.15                                     248,334      $  37,250.10      $0.150

Private Placement at $0.20                                     163,000      $  32,640.00      $0.200

Whitney & Whitney Consulting      Business and
    Services                        Financial Consulting        32,460      $  15,905.40      $0.490

Fusion Capital Fund II LLC        Business Consulting        1,500,000      $ 525,000.00      $0.350

Larry Bigler                      Accounting Consulting          1,052      $     400.00      $0.385


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

                                         GOLDEN PHOENIX MINERALS, INC.


Date: November 19, 2003                  By: /s/ Michael R. Fitzsimonds
      -----------------                     ------------------------------------
                                            Michael R. Fitzsimonds
                                            President and Director
                                            Principal Executive Officer and
                                            Principal Financial
                                            and Accounting Officer