Form 10KSB
period 2003-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2004-04-14
CIK 1042784

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

        Registrant's telephone number, including area code (775) 853-4919
                                                           --------------

      Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ -

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

      The registrant had revenues of $98,097 for the year ended December 31, 2003. The registrant also had other income of $160,409 for the same period.

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant on April 1, 2004, was approximately $34.4 million, based on the average bid and asked prices on such date of $0.39

      The Registrant had 104,779,533 shares of common stock, no par value per share, outstanding on April 1, 2004.

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

      We have transformed the Company from a development-stage company to one that operates its own mines. We intend to continue to develop properties. We also plan to provide joint venture opportunities to mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

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

      There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits, which we are maintaining and amending include "Notice of Intent" to explore, "Plan of Operations" to explore, "Plan of Operations" to mine, "Reclamation Permit", "Air Quality Permit", "Water Quality Permit", "Industrial Artificial Pond Permit", and several other health and safety permits. These permits are subject to amendment or renewal during our operations. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, currently we have no reason to believe that necessary permits will not be issued in due course. The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when initiated and could be material.


      The following table set forth the regulations Golden Phoenix is subject to and the costs associated with compliance of such regulations.

                                                    COMPLIANCE
NAME OF REGULATION                          FEES    COST        TYPE OF COMPLIANCE
------------------                          ----    ----------  ------------------
Nevada Department of Environmental
Protection Water Pollution Control       $ 14,000  $   4,800    Quarterly water sampling & waste rock sampling
Nevada Department of Environmental
Protection Air Quality                   $  2,000  $   2,000    Air quality monitoring of equipment
Nevada Department of Environmental
Protection Reclamation                   $  5,500  $ 360,000    Reclamation
Mining Safety Health Association         $     --  $   4,665    Safety equipment and training
                                         --------  ---------
Total                                    $ 21,500  $ 371,465
                                         ========  =========

      We are current on all regulatory reports that must be filed with respect to our properties and operations.

      There were a total of 29 permits required to bring a mine into production. The last major permit for the Mineral Ridge Mine was the Reclamation Permit and Plan of Operation and was issued May 8, 2003. This permit determines the amount of bonding required for the project. There are three other major permits, which have a renewal period that has coincided with Golden Phoenix's acquisition of the mine property. These permits are: Air Quality Permit, Water Pollution Control Permit, and Artificial Pond Permit. The renewal applications for these permits have been submitted and Golden Phoenix is awaiting approval of the new Water Pollution Control Permit. The new Air Quality Permit was received on February 24, 2003. The Artificial Pond Permit was renewed during 2001. There are several mine safety permits that were renewed when Golden Phoenix notified MSHA that it is restarting the mine. These permits require inspections prior to the start of full operations.

COMPETITION AND GOLD PRICE

      The mining industry has historically been intensely competitive. However, over the last ten years imposition of numerous regulatory requirements and claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineralized ground to become open for location and acquisition. Nonetheless, the increasing price of gold since 2002, has led to a number of companies to begin once again to aggressively acquire claims and properties. Gold prices in 2002 increased from $278 to $349 and closed at $347. In 2003 gold prices ranged from $320 to the high closing of $416. In early 2004 gold prices ranged from a low of $399 to $425.


CAPITAL EQUIPMENT

         In the next twelve months, we anticipate purchasing or leasing with an option to purchase certain capital equipment for the Mineral Ridge mine. This equipment includes a track mounted crushing unit, a water truck, blast hole drilling rigs, a road grader and field support vehicles, which would be support equipment for the process, leach facilities and mining operations, which cost could range from $50,000 to $200,000. We anticipate funding these capital equipment expenditures with funds we receive from our Fusion Capital financing and from any gold production revenues we may generate. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.


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

      The following describes the existing mining projects found in Nevada that are owned or controlled by the Company. Our primary and most important mining property asset is the operating Mineral Ridge gold project. The other three key projects are exploration/development-stage properties and are the Contact copper-silver project, the Borealis gold-silver project and the Ashdown gold-molybdenum project.


                                         GOLDEN PHOENIX PROBABLE RESERVES
-------------------------------------------------------------------------------------------------------------------------
PROPERTY                           PROBABLE RESERVE         GRADE        RECOVERY        PRICE        RECOVERABLE METAL
Mineral Ridge Gold Project         2,400,000 tons          0.076 opt        81%        $325/oz           157,800 oz
-------------------------------------------------------------------------------------------------------------------------


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

         The Mineral Ridge property holds three separate economically mineable gold deposits, the Drinkwater, Mary, and Brodie. The combined reserves, at a
0.030 troy ounces of gold per ton cut off grade, is 2,400,000 tons averaging
0.076 troy ounces of gold per ton for 157,800 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., a outside consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2003, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $4,579,081.

      In 2001 Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the company to hold the Mineral Ridge property while other permitting was underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a startup company. We were required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. The bond was due for a three-year review by the Bureau of Land Management and Nevada Department of Environmental Protection. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the Bureau of Land Management; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two previous operators and one of our shareholders. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. It also allows us the flexibility to increase our bond in the future as we move into Phase II of our operations at Mineral Ridge. Operations began once the bond was in place, and these included adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining new ore and old stockpiled ore.

      The total value of the gold sales over five-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $36 million and capital costs of $6 million. The net cash flow, including royalties and federal income taxes, is estimated to be $12 million. As of December 31, 2003, the Mineral Ridge property has sold 2,126 ounces of gold and 983 ounces of silver since acquisition by the Company, for a net value to the Company of $572,147.

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

      Cornucopia Resources Ltd., a prior owner of Mineral Ridge, initially built the Mineral Ridge facilities that Golden Phoenix took over in 2000. In July 1993, Cornucopia entered into a mining lease on the Mary and Drinkwater claims with the Mary Mining Trust. In May 1995, Cornucopia entered into an option agreement with BUSA on the Oromonte claims, which generally cover the land on top of the ridge where the crusher is now located. Commencing in July 1993, Cornucopia conducted extensive exploration and development programs on the Mineral Ridge Property. In February 1996, Behre Dolbear performed a feasibility study for Cornucopia that was positive and stressed two main risks: (1) grade control during mining and (2) maintaining the permeability of the heaps by agglomerating with sufficient cement.

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

      The property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. Subsequent to acquiring this lease, two of the partners have become shareholders in the Company; one is a minor shareholder and the other is John Whitney who, as of December 31, 2003 controlled approximately 2.3% of Golden Phoenix's issued and outstanding common stock. The lease was entered into on January 24, 1997 and control of the property is maintained with monthly advanced royalty payments. Current monthly payments are $8,000; and these payments are current. The production royalty is calculated by dividing the price of gold by 100. As of December 31, 2003, The companies total expenditures including acquisition cost on the Borealis property have been approximately $2,000,000.

      On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and an additional $100,000 upon signing of the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, and other exploration activities.

      Echo Bay Minerals and their predecessors mined the property from eight pits beginning in 1981. The mine processed approximately 10.7 million tons of gold ore that averaged near 0.059 ounces of gold per ton, which yielded 635,000 ounces of gold. Echo Bay terminated oxide ore mining in 1991.

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

CONTACT PROJECT, ELKO COUNTY, NEVADA

      The Contact copper project is located about 50 miles north of Wells in Elko County, Nevada. The property covers about five-square miles and is controlled by both 152 patented and 8 unpatented mining claims. Access to the property is by following a dirt road one mile to the west, which intersects U.S. Highway 93 at the Nevada Department of Transportation yard at the hamlet of Contact. Golden Phoenix has two agreements in place on the Contact property; the first is the International Enexco Joint Venture and the second is with F. W. Lewis, Inc. On January 28, 1998, we acquired the right to earn a 60 percent interest in the International Enexco Limited ("Enexco") patented mining claims through a combination of annual work commitments totaling $2,600,000 on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At December 31, 2003 the total liability for the minimum work commitments to Enexco was $1,599,000. The Company plans to conduct significant work in 2004 to meet the requirements of the agreement. Golden Phoenix also has the option to acquire Enexco's remaining 40 percent in the joint venture following the 60 percent earn-in, for an additional $5 million for the first 20 percent and $10 million for the remaining 20 percent. These agreements expire if Golden Phoenix terminates the joint venture agreement or is found in default of any term in the agreement. A 0.25 percent net smelter return royalty burdens the Enexco property upon production and is payable to the SF Lewis Trust.

      On July 10, 1998 Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000. In addition, Golden Phoenix is to issue F.W. Lewis common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002 and expend a total of $1,650,000 of minimum work commitment related costs. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco, Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a 0.25 per cent net smelter return Production Royalty with respect to the Enexco property. As of December 31, 2003, $62,500 has been paid toward the monthly payments and 4,453,623 shares have been issued, which were valued at $676,000. As of December 31, 2003, the total liability owed to F.W. Lewis was $7,500 for the exploration license, $1,744,250 for the bi-annual stock distribution and $1,217,000 for the minimum work commitment not yet performed. The option to purchase price for the Lewis property is $3 million cash and $1 million worth of Golden Phoenix common stock and can be exercised at any time during the option period. The option was further granted and extended under the First Amendment agreement. The SF Lewis Trust, which controls all the shares of F. W. Lewis, Inc., will retain a five per cent production royalty on gold and silver and 4 percent on all other minerals. The SF Lewis Trust production royalty may be purchased for $3 million cash and $2 million worth of common stock. Golden Phoenix was obligated to expend $250,000 on exploration during 1998 and $1.4 million over the term of the 4-1/2 year License agreement, which ended December 31, 2002, but has been extended under the First Amendment.

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

Golden Phoenix has signed two agreements for the Ashdown property; the first terminated due to another parties failure to perform. The first agreement was signed on September 19, 2003 where Golden Phoenix Minerals entered into a Memorandum of Understanding with PRS Enterprise, Inc. to become its project operator for the Ashdown project. The agreement required that PRS raise the funding necessary to develop and operate the Ashdown Property. Prior to signing of the PRS agreement with Golden Phoenix, PRS Enterprise Inc. (PRS), a Nevada LLC, and Win-Eldrich Mines, Ltd. (W-E) signed a Memorandum of Understanding relating to the Ashdown mine, controlled by W-E. This Memorandum of Understanding granted PRS the rights to explore and develop the property known as the Ashdown Mine in Humboldt County, Nevada, provided PRS meets certain investment requirements by December 15, 2003. These funds were not obtained and the agreement terminated. The second agreement was a joint venture signed directly with Win-Eldrich Mines on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing an agreement Letter, Golden Phoenix paid Win-Eldrich $50,000, and beginning in three months after the signing, it will pay $5,000 per month until a cash distribution through profitable production is achieved.

The Ashdown mine previously produced approximately 50,000 ounces of gold from underground ores averaging about 0.35 ounces per ton. This production took place from about 1880 to 1942. More recently, four companies, including Win-Eldrich Mines, beginning in 1979 spent about $7-8 million drilling 270 core and rotary holes, performing numerous metallurgical tests, excavating an 1,880-foot tunnel for bulk molybdenum samples, and conducting several feasibility studies for potential open pit and underground mining operations. All this work identified potentially economic open-pittable gold and high-grade underground molybdenum resources on the property. Past economic evaluations identified mineralized material of about 1.18 million tons of gold ore at 0.125 ounces per ton and, in a separate deposit, 146,000 tons of molybdenum ore averaging about 2.9%
molybdenum. Both deposits are open for possible expansion of the mineralized inventory and numerous step-out exploration holes have identified strong mineralization needing follow up drilling. The property currently consists of 187 mining claims, covering about 6.0 square miles.

Golden Phoenix has begun a new economic evaluation and has started the permitting process for a pilot mill, designed to run about 100 to 200 tons per day of high-grade molybdenum ore. The Company reports that the starter feed for a combination gravity and flotation recovery plant is currently stockpiled at the mine site and was previously mined for a large metallurgical test conducted more than ten years ago. It is estimated that considerable metal values lie in this stockpile, and the metal recovered could pay for this phase of the operation. Golden Phoenix also plans to expand into a larger operation once production is underway.

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

FUSION CAPITAL TRANSACTION

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period commencing when the registration statement became effective as part of this transaction. Once the registration statement became effective, and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock is equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital for working capital and general corporate purposes, if market conditions are favorable. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement. The related registration statement became effective with the Securities and Exchange Commission in November 2003 and through April 1, 2004, we have issued a total of 9,342,613 shares of common stock pursuant to this agreement for total proceeds of $2,966,340.

STAFFING

      CORPORATE OFFICE

      We have a staffing level of two key professionals, a Controller/CPA, Operations Manager, an Executive Assistant and a computer drafting person in the Reno office. The Company plans to hire a receptionist, purchasing agent and a senior mining engineer to assist the Company as it grows. We intend to employ independent contractors to fulfill short-term needs and obligations.

      MINERAL RIDGE MINE

      At the Mineral ridge mine we have twenty full time employees and one part-time employee. There are eight employees in the plant operations, ten employees in the mining department, two in Engineering and one office/janitorial. It is anticipated that more employees will be added at the Mineral Ridge operation in the next twelve months as the operations at the mine expand.

      OTHER PROPERTIES

      In the event the Company develops the Contact copper property and Ashdown gold/molybdenum projects, we anticipate that we will need to hire mine managers, geologists, and engineers to ensure proper development of the projects. It is not known when these projects will be developed.

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


WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have yet to establish any history of profitable operations. We have incurred net operating losses of $2,966,060 and $4,610,385 respectively, during the years ended December 31, 2003 and 2002, respectively. As a result, at December 31, 2003, we had an accumulated deficit of $18,722,260. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.

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

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE USE FUNDING OBTAINED FROM FUSION CAPITAL.

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2003 and 2002 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2003, we have generated losses from operations, had an accumulated deficit of $18,722,260 and had a working capital deficit of $4,016,372 at December 31, 2003, which together raises doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2003.

WE HAVE ACQUIRED ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

      We currently have sufficient financial resources to fund our operations. As of December 31, 2003, we had a working capital deficit of $4,016,372. Under a common stock purchase agreement with Fusion Capital, we only have the right to receive $15,000 per trading day under such agreement unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

      If the $12.0 Million Common Stock Purchase agreement in not sufficient financing from Fusion Capital or if we are unable to commercialize and sell our gold, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $12.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional financing to fully implement our business, operating and development plans if our future revenues are not sufficient to meet our working capital needs. At this time, we cannot accurately predict the amount of additional financing we may need to fully implement our business, operating and development plans, as our mining operations are constantly evolving. Anticipated total operating costs for the life of our mines exceed the funding available through our agreement with Fusion Capital. We anticipate that the financing from Fusion Capital should satisfy our liquidity needs for the next twelve months. As an example, testing and engineering on Phase II of the Mineral Ridge property is not currently complete and will require us to reevaluate our projection on a regular basis as these results are obtained. The amount of additional financing that we require is not known at this time as certain operational goals must be met first in order to better estimate our capital requirements. In the event we require additional financing in addition to the Fusion Capital financing to sustain our working capital needs and if such additional financing be unavailable or prohibitively expensive when we require it, we would be forced to curtail or cease our business operations.

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

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY THE EXPLORATION AND DEVELOPMENT OF OUR MINES AND IMPOSE SIGNIFICANT COSTS ON US

      We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and copper ore mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation. The impact of bonding the Mineral Ridge Mine has been significant. The estimated and agreed-upon reclamation cost of the Mineral Ridge property increased from $1.64 million in 1996 to $2.7 million in 2003, an increase of approximately $1.06 million or 65%. The increase was not a result of changes in the required work to be completed, but rather it was a result of changes in the administrative costs of the reclamation and changes with respect to how leach pads and tailing dams are reclaimed. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue the surety bond. This addition of cash collateral for the bond has had a significant impact on our ability to bring the Mineral Ridge property into production. We have satisfied the initial cash collateral requirement for the surety bond and the bond is in place. We had two remaining payments for the bond, totaling approximately $337,000, and paid in March 2004, with annual premiums thereafter of approximately $11,300, decreasing annually as the surety limits decrease. The remaining two bond payments have been paid. We anticipate meeting these future obligation from funds generated by any future revenue, our Fusion Capital financing or through a possible payment plan set up with the insurance company. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease operations.

      Many states, including the State of Nevada (where all of our properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

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

THE PRICE OF GOLD, COPPER AND MOLYBDENUM ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF GOLD, COPPER OR MOLYBDENUM CAN HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      The profitability of mining operations is directly related to the market prices of gold, copper and molybdenum. The market prices of gold, copper and molybdenum fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold, copper and molybdenum from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold, copper or molybdenum makes such exploration economically feasible and, subsequently, incur losses because the price of gold, copper or molybdenum decreases. Adverse fluctuations of the market prices of gold, copper and molybdenum, respectively, may force us to curtail or cease our business operations.

MINING RISKS AND INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY

      Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although we currently maintain insurance to ameliorate some of these risks, more fully described in the description of our business in this filing, such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

WE ARE CURRENTLY NOT COMPLIANT WITH THE TERMS OF OUR INTERNATIONAL ENEXCO JOINT VENTURE AND OUR F.W. LEWIS EXPLORATION LICENSE

      On January 28, 1998, we acquired the right to earn a 60% interest in the International Enexco Limited patented mining claims with respect to the Contact Project in Elko County, Nevada, through a combination of annual work commitments totaling $2.6 million on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At December 31, 2003, our total past-due liability for minimum work commitments to Enexco was $1,599,000. Enexco has deferred the current late work commitments for a future unspecified date. In the event we are unable to pay Enexco the monthly payments or fulfill the work commitments if demanded, we could lose our investment in the Contact Project. In addition, if we are found in default of any term of the agreement with Enexco, our earn-in right will expire.

      On July 10, 1998, Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000. In addition, Golden Phoenix was to issue F.W. Lewis common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002 and expend a total of $1,650,000 of minimum work commitment related costs. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco property. As of December 31, 2003, $215,500 has been paid toward the monthly payments and 4,453,623 shares have been issued, which were valued at $676,000. As of December 31, 2003, the total liability owed to F.W. Lewis was $7,500 for the exploration license, $1,744,250 for the bi-annual stock distribution and $1,217,000 for the minimum work commitment. In the event we are unable to pay F.W. Lewis the amounts owed, we could lose our investment in the SF Lewis Trust portion of the Contact Property.

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

PENNY STOCK REGULATIONS AFFECT OUR STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR STOCK

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2.  PROPERTIES

      The Company currently has interests in various mineral properties. See
Item I, Business, Mining Properties and Projects.

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

ITEM 3.  LEGAL PROCEEDINGS

      On March 5, 2003, William F. Matlack, a former shareholder of Golden Phoenix, filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint relates to a former subsidiary of Golden Phoenix, Golden Phoenix Alaska, and alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On July 2, 2003, Golden Phoenix filed its response with respect to this complaint. On April 6, 2004 Golden Phoenix Minerals, Inc. and Mr. Matlack verbally agreed to a dismissal with prejudice of the lawsuit and a mutual release of all claims, with each side to pay its own legal fees and costs.


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

                 YEAR 2000                           HIGH             LOW
                 First quarter                        $0.40           $0.20
                 Second quarter                       $0.24           $0.15
                 Third quarter                        $0.19           $0.14
                 Fourth quarter                       $0.17           $0.11

                 YEAR 2001                           HIGH             LOW
                 First quarter                        $0.15           $0.09
                 Second quarter                       $0.21           $0.10
                 Third quarter                        $0.16           $0.10
                 Fourth quarter                       $0.13           $0.09

                 YEAR 2002                           HIGH             LOW
                 First quarter                        $0.25           $0.09
                 Second quarter                       $0.55           $0.18
                 Third quarter                        $0.46           $0.23
                 Fourth quarter                       $0.31           $0.17
                 YEAR 2003                           HIGH             LOW
                 First Quarter                        $0.34           $0.17
                 Second Quarter                       $0.33           $0.15
                 Third Quarter                        $0.44           $0.25
                 Fourth Quarter                       $0.54           $0.38

      On December 31, 2003, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.46 per share. On April 1, 2004 we had in excess of 500 holders of common stock and 104,779,533 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

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

                                        NATURE                                                                  SHARE PRICE
                                  OF SERVICES PERFORMED                  SHARES ISSUED      VALUE RECEIVED       PER SHARE

FIRST QUARTER 2002
Private Placement For Cash                                                 4,640,000         $  464,000         $   0.100
Exchange Of Stock For Part Of
  Interim Reclamation Bond                                                 1,257,862            200,000             0.160
Lease - Borealis Paid In Stock                                               328,235             27,900             0.090
Jeffrey Baclet Investor Relations  Investor Relations                        100,000             18,500             0.185
The Eversull Group Investor
  Relations                        Investor Relations                        100,000             17,000             0.170
                                                                          ----------         ----------        ----------
  Total First Quarter 2002                                                 6,426,097         $  727,400         $   0.113
                                                                          ==========         ==========        ==========
SECOND QUARTER 2002
Private Placement For Cash $0.10                                           3,060,002         $  306,000         $   0.100
Private Placement For Cash $0.15                                           5,692,504            851,375             0.150
Warrant Exercise                                                             827,100             82,710             0.100
Directors Compensation For Board
  Meetings                                                                   109,448             43,779             0.400
Payments For BO Lease              Lease Payments                            201,333             30,200             0.150
Fusion Capital Fund II LLC                                                   250,000             46,250             0.185
Jeffrey Baclet Investor Relations  Investor Relations                        115,000             51,750             0.450
Taylor Hard Money Advisors
  Public Relations                 Public Relations                          400,000            202,000             0.505
The Eversull Group Investor
  Relations                        Investor Relations                        100,000             35,000             0.350
Thomas Mancuso Consulting
  Services                         Geological Consulting                      20,000              4,700             0.235
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              114,198             18,843             0.165
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              400,000             74,000             0.185
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                4,459                870             0.195
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              112,786             21,993             0.195
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               61,442             11,367             0.185
Newmex Nevada Inc. Debt Service                                              392,963             39,296             0.100
Richard Cavell Family Trust Debt
  Service                                                                     86,133             25,840             0.300
Craig & Diana B Drossell Debt
  Service                                                                    399,263             63,186             0.160
                                                                          ----------         ----------        ----------
  Total Second Quarter 2002                                               12,346,631        $ 1,909,159         $   0.155
                                                                          ==========         ==========        ==========

                                        NATURE                                                                  SHARE PRICE
                                  OF SERVICES PERFORMED                  SHARES ISSUED      VALUE RECEIVED       PER SHARE
                                 -----------------------                 -------------      -----------
THIRD QUARTER 2002
Private Placement For Cash $0.15                                              83,334         $   12,500         $   0.150
Warrant Exercise                                                             500,000             50,000             0.100
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               99,141             34,699             0.350
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               98,039             17,647             0.180
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               60,435             23,570             0.390
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                              110,582             36,492             0.330
Whitney & Whitney Debt Conversion                                            350,000             35,000             0.100
Fusion Capital LLC Commitment Fee                                          1,587,302            300,000             0.189
                                                                          ----------         ----------        ----------
  Total Third Quarter 2002                                                 2,888,833         $  509,908         $   0.177
                                                                          ==========         ==========        ==========

FOURTH QUARTER 2002
Warrant Exercise                                                             100,000         $   10,000         $   0.100
David Caldwell Director
  Compensation                                                               100,000             22,000             0.220
Allan Marter Director
  Compensation                                                               100,000             22,000             0.220
Contact Lease Payment              Lease Payment                           2,753,623            605,797             0.220
Payments For BO Lease              Lease Payment                              78,400             16,464             0.210
Chuck DuCharme Finders Fee                                                    50,333             27,683             0.550
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               25,570              5,370             0.210
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               57,403             12,055             0.210
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               52,947              9,530             0.180
Fusion Capital Fund Debt For
  Professional Services                                                      200,000             36,000             0.180
Whitney & Whitney Debt Conversion                                            350,000             35,000             0.100
Convertible Note Conversion                                                   44,323             13,297             0.280
Fusion Capital Fund Advance
  Against Equity Line                                                      2,000,000            540,000             0.270
                                                                          ----------         ----------        ----------
  Total Third Quarter 2002                                                 5,912,599        $ 1,355,196         $   0.229
                                                                          ==========         ==========        ==========

FIRST QUARTER 2003
Warrant Exercise At $0.10                                                  9,414,137          $ 941,414         $   0.100
Warrant Exercise At $0.15                                                    446,668             64,500             0.150
Payments For BO Lease                                                        253,800             42,600             0.170
                                                                          ----------         ----------        ----------
  Total First Quarter 2003                                                10,114,605        $ 1,048,514         $   0.100
                                                                          ==========         ==========        ==========



SECOND QUARTER 2003
Warrant Exercise at $0.10                                                  1,370,000         $  137,000         $   0.100
Warrant Exercise at $0.15                                                    248,500             37,275             0.150
Directors' Compensation for
  Board Meetings                                                              33,210             10,295             0.310
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               15,605              2,573             0.170
                                                                          ----------         ----------        ----------
  Total Second Quarter 2003                                                1,667,315         $  187,143         $   0.112
                                                                          ===============================================

  THIRD QUARTER 2003
Warrant Exercise at $0.10                                                    460,000         $   46,000         $   0.100
Warrant Exercised at $0.15                                                   175,000             26,250             0.150
Warrant Exercised at $0.20                                                   163,200             32,640             0.200
Fusion Capital Fund                                                          545,517         160,000.14           0.29330
Fusion Capital Fund                                                          337,075         100,000.04           0.29667
Fusion Capital Fund                Consulting Agreement                    1,500,000         525,000.00              .350
Larry Bigler                       Financial Consulting                        1,052             399.76              0.38
Whitney & Whitney                  Business and Financial
    Consulting Services               Consulting                              12,396           2,517.63           0.20310
Whitney & Whitney                  Business and Financial
   Consulting Services                Consulting                               9,991            2573.18           0.25755
Whitney & Whitney                  Business and Financial
   Consulting Services                Consulting                              10,073           2,500.00           0.24819
                                                                          -----------------------------------------------
   Total Third Quarter 2003                                                3,214,304        $897,880.75
                                                                          ===============================================

   FOURTH QUARTER 2003
Warrant Exercised at $0.10                                                   746,667       $  74,666.70         $   0.100
Warrant Exercised at $0.15                                                   173,334          26,000.10             0.150
Warrant Exercised at $0.25                                                    13,333           3,333.25             0.250
Mintec                             Computer Services                          55,180          22,072.00             0.400
Fusion Capital Fund                                                        1,000,000         300,000.00             0.300
Fusion Capital Fund                                                          588,236         200,000.24             0.340
Fusion Capital Fund                                                        1,250,000         500,000.00             0.400
Fusion Capital Fund                                                        1,190,477         500,000.34             0.420
Whitney & Whitney                  Business and Financial
   Consulting Services                Consulting                             252,457          42,885.04             0.169
                                                                          -----------------------------------------------
   Total Fourth Quarter 2003                                               5,269,684      $1,668,957.67
                                                                          ===============================================

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

      Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed us to hold the Mineral Ridge property while other permitting was underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a startup company. We were required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. The bond was due for a three-year review by the Bureau of Land Management and Nevada Department of Environmental Protection. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the Bureau of Land Management; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two previous operators and one of our shareholders. On May 8, 2003, Golden Phoenix obtained a new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. Now that the new permit and bond are in place the company assumes its reclamation obligation to be $2.7 million. We have begun mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear & Company, Inc. an independent mineral auditing consultant, the total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and has also paid an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, and other exploration activities. They have also taken over paying the monthly lease payments to the Borealis Partnership.

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

      The Ashdown property was originally held through a Letter Agreement with PRS Enterprises with Golden Phoenix managing the project. PRS also had a Letter Agreement with Win-Eldridge Mines, Ltd., which grants the Ashdown property to the three-company venture. This agreement expired on about December 15, 2003 due to the inability of PRS to fulfill their contractual obligations. Negotiations with Win-Eldrich Mines continued, which resulted in a joint venture agreement being signed on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning in three months after the signing, it will pay $5,000 per month until a cash distribution through profitable production is achieved.

      The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our four mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the common stock purchase agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these four properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a Letter Agreement to Joint Venture Agreement executed on January 28, 1998 for the Contact project, a Joint Venture Agreement executed July 19, 2003 with Gryphon Gold Corporation for the Borealis project, a Letter Agreement to Joint Venture executed December 5, 2003 with Win-Eldrich Mines for the Ashdown project. No other joint ventures have been entered into.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

GOING CONCERN

      The report of our independent accountants on our December 31, 2003 financial statements includes an explanatory paragraph indicating that there is doubt about our ability to continue as a going concern due to recurring losses from operations and accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      ENVIRONMENT MATTERS. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property. Accruals are expensed when the closure of operations and environmental matters are acknowledged. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2003. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. Now that the new permit and bond are in place the company assumes its reclamation obligation to be $2.7 million. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

      We generated revenue of $98,097 for the fiscal year ended December 31, 2003, as compared to no revenue for the fiscal year ended December 31, 2002.

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

      The following table describes the results of operations for the fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002.

DESCRIPTION                        2003                2002           DIFFERENCE
--------------------------------------------------------------------------------
Finance Charges (1)         $     141,969       $     253,231        $ (111,262)
Plant Operations (2)              665,991             308,637           357,354
Bad Debt (3)                            0              52,203           (52,203)
Consultants (4)                   740,526             108,518           632,008
Directors Fees (5)                  7,500              43,779           (36,279)
Investor Relations (6)            103,523             429,092          (325,569)
Lease payments (7)                621,810             930,620          (308,810)
License & Permits (8)              44,404              68,901           (24,497)
Payroll (9)                       796,744             311,270           485,474
Professional Fees (10)            412,194             194,239           217,955
--------------------------------------------------------------------------------

(1) The change in the finance charge is primarily due to debt reductions as a result of equity financing.

(2) The change in the plant operation cost is due to adjustment of hourly rates and staffing increases as well as the start-up of leach pad operations.

(3) During 2002 it was decided to write off an investment in an industrial mineral company that continues to have problems with permitting and raising sufficient capital to sustain its self.

(4) During the year we have undertaken several engineering studies for all of our properties. These include evaluation of changing the recovery process at the mine from a heap leach operation to a full gravity/cyanide vat leach mill. We also started and completed mineralization studies for all properties.

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

(6) The decrease in public relations is primarily due to lower costs for investor relations activities during 2003. These lower fees were the result of the elimination of outside groups in connection with the Company's private placements that allowed the company to operate the Mineral Ridge mine and post the interim reclamation bond.

(7) The decrease in lease payments can be attributed to a payment $450,000 in common stock during the fourth quarter for the Contact property during the prior year. This was a scheduled payment that we were asked to hold by the owner since it was in common stock.

(8) The decrease in license and permits can be attributed to Joint Venture agreements and one time costs at the Mineral Ridge Mine.

(9) The increase in payroll is due proportionate to the increase in staffing at the Mineral Ridge Mine, and includes accrued payroll costs.

(10) The change in professional fees for the year is due to legal and accounting fees associated with requirements for completion of the Fusion Capital common stock agreement.

      Operating expenses totaled $3,408,449 for 2003, compared to $3,944,312 for 2002. The decrease is primarily attributable to reductions in professional and consulting fees.

      For the year ended December 31, 2003, we had precious metal by-product sales net of related costs of $(369,266) as compared to $(164,142) for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $18.7 million at December 31, 2003 and approximately $15.7 million at December 31, 2002.

      As of December 31, 2003, we had $442,262 in cash and cash equivalents and a working capital deficit of $4,016,372. A significant portion of the cash is allocated to be used for the Mineral Ridge mine. We anticipate expenditures for year 2004 for general and administrative expenses to be approximately $370,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $200,000 for the Mineral Ridge gold mine, $300,000 for the Contact Property, $150,000 for the International Enexco Contact joint venture, $150,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of December 31, 2003, the total liability for monthly payments and work commitments to Enexco was $1,599,000. The monthly payments are payable in cash. As of December 31, 2003, the total liability owed to F.W. Lewis was $7,500 for the exploration license, $1,744,250 for the bi-annual stock distribution and $1,217,000 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

      In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, we transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company and removed the accrued reclamation obligation due to the insurance policy entered into that will pay the future reclamation costs during the term of the policy. We are obligated to pay an additional $11,311 annually.

      In the next twelve months, we anticipate purchasing or leasing certain capital equipment for the Mineral Ridge mine, which would be support equipment for the process and leach facilities, including a small dozer, front-end loader, forklift, and a small haul truck. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $50,000 and $200,000. We anticipate funding the purchases of these capital equipment items through funding we receive from our Fusion Capital financing, other sales of common stock and any revenue we may generate. Match to earlier statement on capital expenditures

      During 2003, our liquidity needs were met from: (i) a private placement of restricted shares of $760,000, (ii) the issuance of stock to vendors and employees for services valued at $653,417, (iii) the conversion of warrants to common stock of $1,389,079 and (iv) the sale of common stock under the Fusion Capital common stock agreement $1,000,000. As of April 1, 2004 the Company had 104,779,533 shares of common stock outstanding, which the Company has recognized as $18,695,646 of paid in capital including cash and services. As of December 31, 2003, the Company had current assets of $791,196 compared to current liabilities of $4,807,568 resulting in a working capital deficit of $4,016,372. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate funding our working capital needs through funding we receive from our Fusion Capital financing and any future revenue we may generate, as well as other sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

      During the year ended December 31, 2003, we made precious metal sales of $98,097 to Johnson Matthey Inc.

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period commencing with the effectiveness of a registration statement required to be filed pursuant to the common stock purchase agreement. Upon effectiveness of such registration statement and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital for working capital and general corporate purposes, if market conditions are favorable. The related registration statement became effective with the Securities and Exchange Commission in November 2003 and through April 1, 2004, we have issued a total of 9,342,613 shares of common stock pursuant to this agreement for total proceeds of $2,966,340.

      During the twelve months ended December 31, 2003, we raised approximately $1.4 million from the sale of restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs at Mineral Ridge.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada corporation. Gryphon is not an affiliate of the Company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

      Subsequent to December 31, 2002, the Company entered into two additional amendments to the Exploration License with Option to Purchase Agreement with F.W. Lewis, Inc. that extended the term of the exploration license and clarified certain minimum work commitments of the Company. See Note 11 to the December 31, 2003 financial statements for additional details.

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


                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                 C O N T E N T S
                                 ---------------



Independent Auditors' Report..............................................   F-3

Balance Sheet.............................................................   F-4

Statements of Operations and Other Comprehensive Loss.....................   F-6

Statements of Stockholders' Equity (Deficit)..............................   F-8

Statements of Cash Flows..................................................  F-11

Notes to the Financial Statements.........................................  F-13

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
Reno, Nevada

We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. as of December 31, 2003, and the related statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. at December 31, 2003 and the results of its operations and other comprehensive loss and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United Stated of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $18,722,260 and has a working capital deficit of $4,016,372 at December 31, 2003, which together raises doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2004

                          GOLDEN PHOENIX MINERALS, INC.
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                   December 31,
                                                                       2003
                                                                   ------------
CURRENT ASSETS

   Cash and cash equivalents                                       $    442,262
   Receivables                                                            1,500
   Prepaid expenses                                                     135,973
   Precious metals inventory                                            195,476
   Materials and supplies inventory                                      15,985
                                                                   ------------

     Total Current Assets                                               791,196
                                                                   ------------

PROPERTY AND EQUIPMENT (Note 1)

   Land                                                                  57,600
   Buildings                                                            103,000
   Vehicles                                                             175,727
   Computer equipment                                                    98,016
   Office furniture and equipment                                        16,516
   Mining equipment and rolling stock                                   747,196
   Accumulated depreciation                                            (387,437)
                                                                   ------------

     Total Property and Equipment, Net                                  810,618
                                                                   ------------

OTHER ASSETS

   Restricted funds - reclamation obligations (Note 5)                1,818,899
   Reclamation asset, net (Note 4)                                    1,879,854
   Prepaid bond insurance premiums                                      475,330
   Deposits                                                              21,034
                                                                   ------------

     Total Other Assets                                               4,195,117
                                                                   ------------

     TOTAL ASSETS                                                  $  5,796,931
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   December 31,
                                                                       2003
                                                                   ------------
CURRENT LIABILITIES

   Accounts payable                                                $    259,148
   Accrued liabilities (Note 7)                                       4,086,191
   Current portion of long term debt (Note 9)                           105,915
   Capital lease obligations-current portion (Note 8)                    34,807
   Amounts due to related parties (Note 6)                              321,507
                                                                   ------------

     Total Current Liabilities                                        4,807,568
                                                                   ------------

LONG-TERM LIABILITIES

   Reclamation obligation (Note 4)                                    2,218,728
   Convertible notes payable and related accrued
     interest (Note 10)                                                 696,001
   Long-term debt (Note 9)                                               57,897
   Capital lease obligations (Note 8)                                    43,038
                                                                   ------------

     Total Long-Term Liabilities                                      3,015,664
                                                                   ------------

     Total Liabilities                                                7,823,232
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value, 50,000,000 shares
    authorized, no shares issued and outstanding                             --
   Common stock, no par value, 150,000,000 shares
    authorized, 99,333,470 issued and outstanding                    17,287,209
   Deferred costs                                                      (591,250)
   Deficit accumulated during the development stage                 (18,722,260)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                            (2,026,301)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  5,796,931
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
              Statements of Operations and Other Comprehensive Loss

                                                       For the Years Ended
                                                           December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
REVENUES

   Sale of precious metals                        $     98,097     $         --
                                                  ------------     ------------

EXPENSES

   Cost of mining operations                           296,725               --
   Exploration, mineral property leases, and
     minimum work commitment expenses                  917,363        2,028,893
   Accretion expense                                   118,532               --
   General and administrative                        1,099,717          850,118
   Investor relations and professional fees            533,218          662,110
   Salaries and wages                                  357,377          273,477
   Depreciation and depletion                           85,517          129,714
                                                  ------------     ------------

     Total Expenses                                  3,408,449        3,944,312
                                                  ------------     ------------

LOSS FROM OPERATIONS                                (3,310,352)      (3,944,312)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)

   Interest income                                      20,955           40,092
   Interest expense                                   (141,969)        (253,231)
   Loss on extinguishment of debt                           --         (275,333)
   Realized gain on available-for-sale
     securities                                          1,290              523
   Loss on impairment of investments                        --          (10,742)
   Sale of interest in mineral property                125,000               --
   Precious metal by-product sales net
     of related costs                                 (369,266)        (164,142)
   Other income (expense), net                          14,454           (1,803)
                                                  ------------     ------------

     Total Other Income (Expense)                     (349,536)        (664,636)
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES                          $ (3,659,888)    $ (4,608,948)
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
        Statements of Operations and Other Comprehensive Loss (Continued)

                                                       For the Years Ended
                                                           December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES                          $ (3,659,888)    $ (4,608,948)

INCOME TAXES                                                --               --
                                                  ------------     ------------

LOSS BEFORE CUMULATIVE CHANGE IN
  ACCOUNTING PRINCIPLE                              (3,659,888)      (4,608,948)

   Cumulative effect of change in accounting
     principle, net of no income taxes                 693,828               --
                                                  ------------     ------------

NET LOSS                                            (2,966,060)      (4,608,948)

OTHER COMPREHENSIVE LOSS

   Unrealized loss on available-for-sale
    securities                                              --           (1,437)
                                                  ------------     ------------

     Total Other Comprehensive Loss                         --           (1,437)
                                                  ------------     ------------

COMPREHENSIVE LOSS                                $ (2,966,060)    $ (4,610,385)
                                                  ============     ============

BASIC LOSS PER SHARE
   Basic loss per share                           $      (0.03)    $      (0.07)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              89,435,621       61,842,556
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                  Statements of Stockholders' Equity (Deficit)

                                         Preferred Stock               Common Shares            Stock
                                      ---------------------      --------------------------  Subscription  Deferred   Accumulated
                                        Shares      Amount         Shares         Amount      Receivable    Costs        Deficit
                                      ---------    --------      ----------    ------------    --------    -------    ------------
Balance, December 31, 2001              151,300    $    605      45,185,056    $  7,932,398    $(44,500)   $    --    $(11,147,252)

Cash received on stock
  subscription receivable                    --          --              --              --      44,500         --              --

Issuance of common stock for services        --          --       5,035,938       1,075,297          --         --              --

Issuance of common stock for cash            --          --      13,061,673       1,600,431          --         --              --

Issuance of common stock for
  exploration and property costs             --          --       3,160,258         681,344          --         --              --

Issuance of common stock for stock
  options and warrants exercised             --          --       3,958,896         453,081      (5,625)        --              --

Preferred stock converted to
  common shares                        (151,300)   $   (605)      1,513,000         151,905          --         --              --

Issuance of common stock for
  extinguishment of debt                     --          --         777,656         398,630          --         --              --

Issuance of common stock for
  conversion of convertible debt             --          --         152,063          39,023          --         --              --
                                      ---------    --------      ----------    ------------    --------    -------    ------------

Balance Forward                              --    $     --      72,844,540    $ 12,332,109    $ (5,625)   $    --    $(11,147,252)
                                      ---------    --------      ----------    ------------    --------    -------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)

                                         Preferred Stock             Common Shares            Stock
                                      ---------------------    --------------------------  Subscription   Deferred     Accumulated
                                        Shares      Amount       Shares         Amount      Receivable      Costs        Deficit
                                      ---------    --------    ----------    ------------    ---------    ---------    ------------
Balance Forward                              --    $   --      72,844,540    $ 12,332,109    $  (5,625)   $      --    $(11,147,252)

Issuance of common stock for
  deferred stock offering costs              --        --       1,587,302         300,000           --     (300,000)             --

Issuance of common stock for cash
  and stock subscription receivable          --        --       2,450,000         632,722     (596,322)          --              --

Vehicle received as payment for
  stock subscription receivable              --        --              --              --        5,865           --              --

Cash received on stock subscription
  receivable                                 --        --              --              --      105,625           --              --

Fair value of options granted
  for services                               --        --              --          44,168           --           --              --

Stock offering costs                         --        --              --         (60,913)          --           --              --

Net loss for the year ended
  December 31, 2002                          --        --              --              --           --           --      (4,608,948)
                                      ---------    ------      ----------    ------------    ---------    ---------    ------------

Balance, December 31, 2002                   --        --      76,881,842      13,248,089     (490,457)    (300,000)    (15,756,200)

Issuance of common stock for services        --        --         743,674         269,073           --           --              --

Issuance of common stock for cash            --        --       4,911,305       1,760,000           --           --              --

Issuance of common stock for
  exploration and property costs             --        --         253,800          58,827           --           --              --
                                      ---------    ------      ----------    ------------    ---------    ---------    ------------

Balance Forward                              --    $   --      82,790,621    $ 15,335,989    $(490,457)   $(300,000)   $(15,756,200)
                                      ---------    ------      ----------    ------------    ---------    ---------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                         Preferred Stock               Common Shares            Stock
                                      ---------------------      --------------------------  Subscription  Deferred   Accumulated
                                        Shares      Amount         Shares         Amount      Receivable    Costs        Deficit
                                      ---------    --------      ----------    ------------    ---------   -------    ------------
Balance Forward                              -     $     --      82,790,621    $ 15,335,989    $(490,457)  $(300,000) $(15,756,200)

Issuance of common stock for
  warrants exercised                         -           --      14,940,839       1,563,413      (60,000)         --            --

Issuance of common stock pursuant
  to a consulting agreement                  -           --       1,500,000         525,000           --    (525,000)           --

Issuance of common stock for
  directors fees                             -           --          46,830          16,560           --          --            --

Issuance for common stock for
  software maintenance and
  extinguishments of debt                    -           --          55,180          22,072           --          --            --

Cash received on stock subscription
  receivable                                 -           --              --              --      376,430          --            --

Change in deferred costs and
  subscription receivable                    -           --              --        (155,000)     174,027     233,750            --

Stock offering costs                         -           --              --         (20,825)          --          --            --

Net loss for the year ended,
  December 31, 2003                          -           --              --              --           --          --    (2,966,060)
                                      ---------    --------      ----------    ------------    ---------   ---------  ------------

Balance, December 31, 2003                   -     $     --      99,333,470    $ 17,287,209    $      --   $(591,250) $(18,722,260)
                                      ---------    --------      ----------    ------------    ---------   ---------  ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows

                                                               For the Years Ended
                                                                   December 31,
                                                              2003             2002
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $ (2,966,060)    $ (4,608,948)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and depletion                                    85,517          129,714
  Accretion expense                                            118,532               --
  Bad debt expense                                                  --           52,203
  Realized gain on available-for-sale securities                    --             (523)
  Loss on extinguishment of debt                                    --          275,333
  Cumulative effect of change in accounting principles        (693,828)              --
  Common stock issued for services                             285,634          804,161
  Common stock issued for exploration and
    property costs                                              80,899          952,478
  Amortization of deferred costs                               218,750               --
  Fair value of options and warrants granted                        --           44,168
Changes in operating assets and liabilities:
  (Increase) in accounts and other receivables                  (1,500)          (6,492)
  (Increase) in prepaid expenses                              (568,869)          (6,558)
  (Increase) in inventories                                   (211,461)              --
  (Increase) in reclamation asset                           (1,200,196)              --
  (Increase) decrease in restricted cash                         2,918           (1,177)
  (Increase) in deposits                                        (5,423)         (10,000)
  Increase (decrease)in accounts payable                      (125,990)         113,141
  Increase in accrued liabilities                              725,850          709,222
  Increase in reclamation obligation                         1,200,196               --
                                                          ------------     ------------

    Net Cash Used by Operating Activities                   (3,055,031)      (1,553,278)
                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                          (100,583)         (54,482)
  Proceeds from sale of investments                                 --            2,223
                                                          ------------     ------------

    Net Cash Used by Investing Activities                 $   (100,583)    $    (52,259)
                                                          ------------     ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Cash Flows (Continued)

                                                                               For the Years Ended
                                                                                   December 31,
                                                                              2003             2002
                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease obligations                        $    (45,388)         (32,702)
   Payments on notes payable and long-term debt                                (31,394)        (456,281)
   Proceeds from notes payable and long-term debt                                   --           12,000
   Cash receipts on stock subscription receivable                              410,457          150,125
   Proceeds from exercise of options and warrants                            1,496,412          318,585
   Proceeds from the conversion of preferred stock                                  --           51,300
   Stock offering costs                                                        (20,825)         (38,780)
   Net proceeds from sale of common stock                                    1,760,000        1,629,561
                                                                          ------------     ------------

     Net Cash Provided by Financing Activities                               3,569,262        1,633,808
                                                                          ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      413,648           28,271

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR                                   28,614              343

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    442,262     $     28,614
                                                                          ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Paid for Interest                                                 $         --     $    239,681
   Cash Paid for Income Taxes                                             $         --     $         --


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                                       $    285,634     $    804,161
   Common stock issued for exploration and
     property costs                                                       $     80,899     $    952,478
   Debt applied for the exercise of stock options and
     warrants                                                             $      7,000     $    134,496
   Debt applied to the conversion of preferred stock
     into common stock                                                    $         --     $    100,000
   Conversion of preferred stock into common stock                        $         --     $        605
   Common stock issued for stock subscription
     receivable                                                           $         --     $    601,947
   Asset received and applied to stock subscription
     receivable                                                           $         --     $      5,865

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------

          Golden Phoenix Minerals, Inc. (the Company) was incorporated under the laws and of the state of Minnesota on June 2, 1997. The Company is engaged in the operation, exploration and development of mineral properties in Nevada and other parts of the western United States. The Company controls its mineral property interests through ownership, leases, and mining claims. The Company is planning exploration and development of selected properties with the intent of conducting precious and base mining and production operations. The Company is continually investigating new mineral properties for potential exploration, development and operation. The Company will also provide joint venture opportunities to other large mining companies to work with the Company in these activities. In mid-2003, the Company began formal operation of its Mineral Ridge property.

          Presentation
          ------------

          Certain 2002 balances have been reclassified to conform to the 2003 presentation.

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

          During 2003, 100% of revenues consisted of precious metal sales to one party.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

          Net loss per share from operations:

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

          Numerator - loss                         $ (2,966,060)   $ (4,608,948)

          Denominator -
            weighted average shares outstanding      89,435,621      61,842,556
                                                   ------------    ------------

          Basic loss per share                     $      (0.03)   $      (0.07)
                                                   ============    ============

          The Company's outstanding common stock options and warrants have been excluded from the basic loss per share calculation as they are anti-dilutive. The Company has excluded 18,875,618 of common stock equivalents at December 31, 2003.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Provision for Taxes (Continued)
          -------------------------------

          Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                            2003             2002
                                        ------------     ------------
          Deferred tax assets:
            NOL Carryover               $  5,071,800     $  3,739,400
            Accrued Expenses                 233,700               --

          Deferred tax liabilities:               --               --
            Depreciation                     (48,900)         (18,100)

          Valuation allowance             (5,256,600)      (3,721,300)
                                        ------------     ------------

          Net deferred tax asset        $         --     $         --
                                        ============     ============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                    2003             2002
                                                ------------     ------------

          Book loss                             $ (1,151,240)    $ (1,797,490)
          Accrued compensation                        (1,255)          29,660
          Depreciation                               (27,520)          21,497
          Other                                        1,120            5,200
          Stock for services/options expense         142,950          593,512
          Valuation allowance                      1,035,945        1,147,621
                                                ------------     ------------

          Net tax provision                     $         --     $         --
                                                ============     ============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Provision for Taxes (Continued)
          -------------------------------

          At December 31, 2003, the Company had net operating loss carryforwards of approximately $13,000,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

          Inventories
          -----------

          Precious metals inventories consists of concentrate ore and dore', including that which is on deposit at a refinery awaiting instructions to sell from the Company. All inventories are valued at the lower of cost or market, with cost being determined using the first-in, first-out methods.

          Revenue Recognition
          -------------------

          Revenue from the sale of precious metals is recognized when title and risk of loss passes to the buyer. Currently, all precious metals are delivered to a refinery where they are held until sell instructions are given by the Company at which time revenue is recognized.

          Property and Equipment
          ----------------------

          Property and equipment are stated at cost. Depreciation, which includes depreciation of assets acquired through capital leases, is calculated using the straight line method over estimated useful lives as follows:

               Mining equipment                5-7 years
               Computer equipment              3-5 years
               Furniture and equipment         5-7 years
               Vehicles                          5 years
               Buildings                        40 years

          For the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $71,347 and $129,714, respectively related to property and equipment.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

          Stock Options
          -------------

          As permitted by FASB Statement 123 as amended by FASB Statement 148 "Accounting for Stock Based Compensation", the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

          Closure, Reclamation and Remediation Costs
          ------------------------------------------

          Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities. The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature an extent of environmental contamination, the uncertainties

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Closure, Reclamation and Remediation Costs (Continued)
          ------------------------------------------------------

          relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

          Presently, the Company does not have any closure, reclamation or remediation obligations with respect to any of its current mineral properties with the exception of the Mineral Ridge Property. The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge Property which have been reflected in its financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003. See Note 4 for a related discussion.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Impairment of Long-Lived Assets (Continued)
          -------------------------------------------

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

          Newly Issued Accounting Pronouncements
          --------------------------------------

          New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

          SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Newly Issued Accounting Pronouncements (Continued)
          --------------------------------------------------

          SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the Company's financial statements.

          SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial statements.

          SFAS NO. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS 149 did not have a material effect on the Company's financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Newly Issued Accounting Pronouncements (Continued)
          --------------------------------------------------

          SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

          FASB INTERPRETATION NO. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

          FASB INTERPRETATION NO. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

          During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5,

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Newly Issued Accounting Pronouncements (Continued)
          --------------------------------------------------

          "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

          Preferred Stock
          ---------------

          The Company has authorized 50,000,000 shares of no par value non-voting convertible preferred stock. In 1997, the Company's board of directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997. The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions. At December 31, 2003, the Company had no shares of preferred stock issued and outstanding.

          Advertising Expense
          -------------------

          The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2003 and 2002.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $18,708,090 and a working capital deficit of $4,016,372 at December 31, 2003, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management has obtained debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital, with a related registration statement filed with the Securities Exchange Commission declared effective in November 2003. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 2 -  GOING CONCERN (Continued)

          The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with it's current and future exploration, development and mining operation activities. Finally during 2003, the Company received the final permits from the state of Nevada and the Bureau of Land Management for its Mineral Ridge Mine and the Company posted the required reclamation bond which allowed the Company to begin operation and recovery of gold at that property.

NOTE 3 -  MINERAL PROPERTIES

          Mineral Ridge Property
          ----------------------

          On November 7, 2000 the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada.

          Previously existing permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management (BLM) with the obtaining of new permits dependent upon the Company's proposed plan of mining operations. Accordingly, the Mineral Ridge mine has not been in operation since it was acquired with minimum maintenance activities being conducted subsequently. Those maintenance operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of $11,101 in 2003 and $118,007 in 2002. Costs associated with these maintenance activities totaled $380,367 in 2003 and $282,149 in 2002. The proceeds from the sale of the precious metal have been reflected net of the associated property maintenance costs as part of other income and expense in the accompanying financial statement.

          Based on the Company's proposed mine operating plan, the Company had been in the process of obtaining new mine operation permits, including a current reclamation permit. In May 2003, the new operating and reclamation permits were granted, specifying an increase in the amount of the dedicated reclamation funds to approximately $2,693,000. Accordingly, the Company obtained a reclamation surety bond for a corresponding amount (See Note 5). The Company began formal operation of the Mineral Ridge property in September 2003.

          The mining operations on the property currently uses a cyanide heap leaching process to extract the precious metals, principally gold with some silver by-product.

          The Company has determined, with the assistance of independent and qualified consultants, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable ore reserves of 2,400,000 tons averaging 0.076 troy ounces of gold per ton for 181,400 ounces of recoverable gold at an 81 percent recovery. There were an additional 10,000 ounces estimated to be on the leach pad.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 3 -  MINERAL PROPERTIES (Continued)

          Borealis Property
          -----------------

          The Company has a 100% interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis Property ("Borealis Property").

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

          The Company has determined with the assistance of independent and qualified consultants, that the Borealis Mineral Property has mineralized material without sufficient proven or probable reserves. Accordingly, the Borealis Mineral Property is considered to be in the exploration stage with all related costs and expenditures being expensed as incurred.

          Contact Copper Property
          -----------------------

          On January 28, 1998 the Company entered into a joint venture agreement with International Enexco Ltd. ("Enexco"). The Company has the option to purchase 60% of the rights to Enexco's interest in the Contact Copper Property for a total of $2,600,000 in Work Requirements and $313,000 in lease payments over a seven-year period.

          On July 10, 1998, the Company entered into an Exploration License Agreement (the Agreement) with F.W. Lewis, Inc. granting the Company the exclusive right and license to explore the Contact Copper Property terminating December 31, 2002. The agreement required stock distributions of $2,200,000 of Golden Phoenix common stock minimum work requirements totaling $750,000 and monthly $2,500 lease payments. During 2003, the parties entered into amendments to the agreement extending the term of the exploration license through 2007 with $100,000 annual minimum work requirements and continuing the monthly $2,500 lease payments.

          The Contact Copper Property currently does not have proven probable ore reserves. Accordingly, this property is considered to be in the exploration stage with all related costs and expenditures being expensed as incurred.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 4 -  RECLAMATION ASSET AND OBLIGATION

          Effective January 1, 2003, the Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs. As of December 31, 2002, the Company had recognized a reclamation liability of $900,000 representing the net present value of the estimated reclamation costs related to the Mineral Ridge property given its condition at the time of acquisition in October 2000. No additional liability was recorded from the time of acquisition through December 31, 2002 since the property was not in production and existing generally accepted accounting principles did not provide for the recognition of addition liability under those circumstances. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is being included in depreciation expense and the accretion of the discounted liability is being recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. On this basis, using a credit adjusted risk free interest rate of 8.5%, the Company determined a reclamation asset of $1,063,300 and related reclamation obligation at October 2000 and eliminated the existing $900,000 recorded obligation. Accretion of the discounted liability through December 31, 2002 totaled $206,172 resulting in a reclamation liability totaling $1,269,472 and a net gain of $693,828 as a result of the cumulative effect of the change in this accounting principle which amount has been reflected separately as other income (expense) during the year ended December 31, 2003. Since the Mineral Ridge property was not in production prior to December 31, 2002, no depreciation of the reclamation asset has been considered pursuant to the adoption of SFAS No. 143 for the period from October 2000 through December 31, 2002.

          In connection with the new reclamation permit obtained in May 2003, the Company increased its estimated reclamation costs based on the new operating plan for the Mineral Ridge property. Accordingly, on June 1, 2003, the Company increased the Mineral Ridge property reclamation asset by $830,724 to $1,894,024 based on the revised estimate using a credit adjusted risk free interest rate of 8.5% with a corresponding increase in the related reclamation obligation. Depreciation of the reclamation asset was recognized for the year ended December 31, 2003 in the amount of $14,170 using the units-of-production method.

          Accretion expense related to the reclamation obligation for the year ended December 31, 2003, was $118,532.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 4 -  RECLAMATION ASSET AND OBLIGATION (Continued)

          The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2003:

          Reclamation Obligation (asset retirement obligation)
            as reported at December 31, 2002                       $    900,000
          Impact of adopting SFAS No. 143                               369,472
          Accretion expense - January 1, 2003 through
            May 31, 2003                                                 44,332
          Revision in reclamation cost estimates                        830,724
          Accretion expense - June 1, 2003 through
            December 31, 2003                                            74,200
                                                                   ------------
          Reclamation Obligation at December 31, 2003              $  2,218,728
                                                                   ============


          In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the reclamation obligation on a pro forma basis would have been as follows:

          January 1, 2002                                          $  1,170,021
                                                                   ============

          December 31, 2002                                        $  1,269,475
                                                                   ============

          The following table summarizes the pro forma effects on net loss and per share amounts before cumulative effect of a change in accounting principle for the year ended December 31, 2002 as if the Company had adopted SFAS No. 143 on January 1, 2002:

                                                                    Year Ended
                                                                    December 31,
                                                                        2002
                                                                   ------------
          Net loss as reported                                     $ (4,608,948)
          Accretion expense                                             (98,060)
                                                                   ------------

          Pro form net loss                                        $ (4,707,008)
                                                                   ============

          Basic loss per share -

             As reported                                           $      (0.07)
                                                                   ============

             Pro forma                                             $      (0.08)
                                                                   ============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 4 -  RECLAMATION ASSET AND OBLIGATION (Continued)

          There would have been no pro forma impact on the year ended December 31, 2003 as a result of the application of SFAS No. 143 with no changes to the reclamation obligation recognized prior to the application of SFAS No. 143 subsequent to the acquisition of the Mineral Ridge property through December 31, 2002.

NOTE 5 -  RECLAMATION SURETY BOND

          During May 2003, The Company entered into an insurance backed financial assurance program for a surety bond, to secure the
          $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred to the insurance company approximately $1,800,000 of the reclamation cash deposits that had been presented in previous periods as restricted cash for the reclamation of the Mineral Ridge property. The Company has paid an additional $356,716 of premiums on the reclamation bond policy during 2003 with an obligation to pay an additional $169,789 subsequent to December 31, 2003. The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

          Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property. This amount has been reflected as part of the Restricted Funds-Reclamation Obligations asset in the accompanying financial statements. The remaining amount consists of the initial $11,311 annual insurance premium which is being amortized over a 12 month period beginning June 1, 2003 and $518,542 which represents the portion of the premium to be amortized over the 12 year term of the policy. At December 31, 2003, the total current portion of the prepaid insurance premiums related to this policy totaled $22,718 and the long-term portion totaling $475,330.

          The insurance enabled the Company to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. It also allowed the Company the flexibility to increase its bond in the future to an aggregate limit of $4 million as it moves into Phase 2 of its operations at Mineral Ridge. With the filing of the reclamation bond, the Company has begun Phase 1 of its operating plan to produce gold from the mine. This included the restart of the leaching of gold from the existing leach pad which has already commenced.

NOTE 6 -  AMOUNTS DUE TO RELATED PARTIES

          At various times officers and shareholders of the Company have advanced funds to pay operating, general and administration costs with the Company making partial repayments periodically. As of December 31, 2003, a total of $260,241 was payable to these related parties. Interest has been imputed at a rate of 8% on amounts outstanding in excess of twelve months. As of December 31, 2003, total accrued interest of $61,266 has been recognized. These advances along with the imputed accrued interest are unsecured and due on demand.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 6 -  AMOUNTS DUE TO RELATED PARTIES (Continued)

          The Company incurred related party interest expense of $21,831 and $32,351 for the years ended December 31, 2003 and 2002, respectively.

NOTE 7 -  ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at December 31, 2003:


          Contact Property lease payable (Note 10)                 $  1,744,250
          Contact Property minimum work commitment
            payable (Note 10)                                         1,599,000
          Officers accrued salaries and deferred compensation           494,519
          Accrued bond premium                                          169,789
          Accrued payroll and related expenses                           43,456
          Accrued interest                                               28,411
          Other accrued liabilities                                       6,766
                                                                   ------------

                                                                   $  4,086,191
                                                                   ============

NOTE 8 -  CAPITAL LEASES

          The Company leases certain computer software and equipment with lease terms through July 2006. Obligations under these capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments.

          Obligations under capital leases at December 31, 2003 consisted of the following:

          Capital lease payable to Hewlett Packard Financial
          Service Co., dated August 1, 2001, payable at
          $1,596 per month, including taxes and fees and
          interest imputed at 17.18% per annum, maturity
          August 1, 2005, secured partially by certain
          computer equipment                                       $     23,860

          Capital lease payable to CIT Financial Services,
          dated August 21, 2001, payable at $1,409 per
          month, including interest imputed at 20.48% per
          annum, maturity August 5, 2005, secured partially
          by certain computer equipment                                  21,682

          Capital lease payable to Heller Financial Leasing,
          dated July 5, 2001, payable at $1,195 per month,
          including interest imputed at 18.9% per annum,
          maturity July 5, 2006, secured by certain computer
          equipment                                                      32,303
                                                                   ------------

                           Total                                         77,845

                           Less: Current Portion                         34,807
                                                                   ------------

                           Long-term portion                       $     43,038
                                                                   ============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 8 -  CAPITAL LEASES (Continued)

          The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                   Year Ended
                  December 31,
                  ------------

                      2004                                         $     42,373
                      2005                                               37,724
                      2006                                                8,368
                      2007                                                   --
               2008 and thereafter                                           --
                                                                   ------------

               Total future minimum lease payments                       88,465

               Less: Amount representing interest                        10,620
                                                                   ------------

               Present value of future minimum
                 lease payments                                    $     77,845
                                                                   ============

          The Company recorded depreciation expense of $6,372 and $8,039 for the years ended December 31, 2003 and 2002 for equipment under capital leases.

NOTE 9 -  LONG TERM DEBT

          Long term debt consisted of the following at December 31, 2003:

          Note payable to GMAC, dated November 17, 2000,
          payable at $672 per month including interest at
          3.9% per annum through December, 2004, secured by
          a 2001 GMC Sierra truck.                                 $     10,777


          Note payable to GMAC, dated November 17, 2000,
          payable at $672 per month including interest at
          3.9% per annum through December, 2004, secured by
          a 2001 GMC Sierra truck.                                       10,864

          Note payable to GMAC, dated November 17, 2000,
          payable at $599 per month including interest at
          3.9% per annum through December, 2004, secured by
          a 2001 GMC Sierra truck.                                        9,606

          Note payable to GMAC, dated November 17, 2000,
          payable at $598 per month including interest at
          3.9% per annum through December, 2004, secured by
          a 2000 GMC Sierra truck.                                        9,583

          Note payable to Arcadia Financial Ltd., dated
          August 12, 2003, Payable at $468 per month
          including interest at 12% per annum through
          February 2008, secured by a 1999 Chevrolet truck               18,260
                                                                   ------------

          Balance Forward                                          $     59,090
                                                                   ============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 9 - LONG TERM DEBT (Continued)

          Balance Forward                                          $     59,090

          Note payable to Komatsu Financial, dated December
          10, 2003, Payable at $1,798 per month through
          December 2006 with no Interest, secured by a
          Komatsu crawler dozer                                          64,722

          Note payable to an individual, dated August 28,
          2001, payable upon demand, including interest at
          15% per annum, unsecured.                                      40,000
                                                                   ------------

                  Total                                                 163,812

                  Less: Current portion of long term debt               105,915
                                                                   ------------

                  Total Long-term debt                             $     57,897
                                                                   ============

          Maturities on long term debt are as follows:

           Year Ended
           December 31,
           ------------

               2004                                                $    105,915
               2005                                                      25,645
               2006                                                      26,161
               2007                                                       5,168
          2008 and thereafter                                               923
                                                                   ------------

                Total                                              $    163,812
                                                                   ============

NOTE 10 - CONVERTIBLE NOTES PAYABLE

          At December 31, 2003, the Company had twelve convertible notes payable totaling $455,000. These notes originated in April 2000 and accrue interest at 12% per annum. Principal and interest are due in 2005, five years from the date of issue. The principal and interest on the notes are convertible into common stock of the Company at $0.20 to $0.30 per share. As of December 31, 2003, accrued interest on these convertible notes totaled $241,001.

          The Company recognized a beneficial conversion feature expense of $92,666 during the year ended December 31, 2000 because the notes were convertible immediately. The beneficial conversion feature expense was calculated by subtracting the conversion price from the closing market price on the note date multiplied by the convertible number of shares. If the principal and interest on the notes were converted as of December 31, 2003, the Company would have been required to issue 2,993,200 shares of common stock to the holders of the convertible notes.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Leases
          ------

          The Company leased its facilities under a non-cancelable operating lease which expired July 31, 2002. During July 2002, a lease extension was signed for an additional 24 months through July 31, 2004. The monthly rent remains at $2,389 per month. The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2003.

                Year Ended
               December 31,
               ------------

                   2004                                            $     28,668
                   2005                                                  16,723
                                                                   ------------

                       Total                                       $     45,391
                                                                   ============

          In addition, during 2003, the Company entered into various operating lease agreements to rent heavy equipment to be used at the Mineral Ridge Mineral Property. The equipment operating lease agreements provide for month to month rental payments totaling $34,192 and provide for the Company to acquire the equipment on unspecified terms.

          Rental expense for all operating leases was $87,915 and $31,967 for the years ended December 31, 2003 and 2002, respectively.

          Employment Agreements
          ---------------------

          Effective  May 15,  1998,  the  Company  entered  into  an  Employment
          Agreement with Michael Fitzsimonds. Pursuant to the Employment Agreement, Mr. Fitzsimonds serves as President of the Company. The initial term of the Employment Agreement was for one (1) year and automatically renews for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Fitzsimonds' Employment Agreement provides for $95,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $35,000 deferred. In the event the Board of Directors elects to terminate the Employment Agreement without cause, the Company must pay a severance to Mr. Fitzsimonds equal to one (1) year's then-current salary and one (1) year's then-current benefits. The Board of Directors must provide Mr. Fitzsimonds thirty (30) days' notice of its intent to terminate Mr. Fitzsimonds' employment without cause. In lieu of thirty (30) days' notice, the Board of Directors may elect to provide Mr. Fitzsimonds an

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Employment Agreements (Continued)
          ---------------------------------

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          Mineral Property Lease - Borealis Property
          ------------------------------------------

          The Company leases mineral property in Mineral County, Nevada, known as the Borealis Property. The lease is cancelable within 90 days. Future lease payments are at a rate of $8,000 per month with adjustments based upon the consumer price index, with no expiration of the lease specified. As discussed in Note 12, Dr. John W. Whitney a shareholder of the Company, is one of the individual lessors of the Borealis Property.

          Mineral Property Lease - F.W. Lewis Contact Property
          ----------------------------------------------------

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

          At December 31, 2003, the Company had a total liability of $2,968,750 on the lease which consists of $1,744,250 of property lease payments, $1,217,000 of minimum work commitment expenditures and $7,500 in monthly exploration license payments. Since the minimum work commitment liability associated with the International Enexco, Ltd. lease exceeds the minimum work commitment liability pursuant to this the F.W. Lewis agreement and the required expenditures for the adjoining International Enexco, Ltd property may be applied to Lewis' minimum work commitment, the F.W. Lewis minimum work commitment liability has not been recognized as an additional liablility. The lease is cancelable within thirty days.

          Future minimum cash lease payments are as follows:

                   Year Ended
                  December 31,
                  ------------

                      2004                                         $     30,000
                      2005                                               30,000
                      2006                                               30,000
                      2007                                               30,000
               2008 and thereafter                                           --
                                                                   ------------

                      Total                                        $    120,000
                                                                   ============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          Mineral  Property  Lease -  International  Enexco  Limited  -  Contact
          ----------------------------------------------------------------------
          Property
          --------

          The Company also leases mineral property in Elko County, Nevada, known as the Contact Property as part of a joint venture agreement with International Enexco (See Note 3). The lease includes monthly payments of $4,000 and minimum work in qualifying expenses ranging from $550,000-$650,000 for exploration, development, or mining. At December 31, 2003, the Company was current with the monthly lease payments and had a liability totaling $1,599,000 in unsatisfied minimum work commitments. The lease is cancelable within thirty days. Future lease payments as of December 31, 2003 total $48,000 through December 31, 2004 at which time the lease expires.

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

                                                                     Royalty
          Price of Gold per Troy Ounce                           Percentage Rate

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          Environmental Obligations
          -------------------------

          As part of the purchase of the Mineral Ridge Mine and related assets, the Company is responsible for future closure, reclamation and remediation costs (See Notes 1 and 3). The Company has prepared a reclamation plan for $2,693,000 which was approved by the Nevada Department of Environmental Protection and the Bureau of Land
          Management in May 2003. The estimated future reclamation and remediation cost and related assets and liabilities have been recognized in the financial statements in accordance with SFAS 143 (See Note 4).

          The Company has obtained a reclamation surety bond in connection with this obligation (See Note 5).

          Common Stock Purchase Agreement
          -------------------------------

          On November 12, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences when a registration statement filed with the U.S. Securities and Exchange Commission becomes effective. Pursuant to the agreement, Fusion Capital is to purchase $15,000 of the Company's common stock on each trading day during the term of the agreement, subject to the Company's right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company's stock in the event that the purchase price per share of common stock is below $0.10. The Company intends to use the proceeds from the sale of the common stock to Fusion Capital for working capital and general corporate purposes. In connection with the common stock purchase agreement, the Company issued 1,587,302 restricted shares of common stock valued at $300,000 to Fusion Capital as a commitment fee and 250,000 restricted shares of stock valued at $46,250 as reimbursement for certain expenses incurred by Fusion Capital. Additionally, Fusion Capital paid cash of $37,000 for 200,000 restricted shares of stock in November 2002. The registration statement was declared effective in November 2003 and through December 31, 2003, the Company has issued 6,574,230 shares of common stock for cash proceeds of $2,060,000 pursuant to the Fusion Capital agreement.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation
          ----------

          On March 5, 2003, William F. Matlack filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On April 16, 2003, Golden Phoenix served on Mr. Matlack a motion to quash service of process. Golden Phoenix intends to vigorously defend this matter. On July 2, 2003, Golden Phoenix filed its response with respect to this complaint. On April 6, 2004 Golden Phoenix Minerals, Inc. and Mr. Matlack agreed to a dismissal with prejudice of the lawsuit and a mutual release of all claims, with each side to pay its own legal fees and costs.

NOTE 12 - RELATED PARTY TRANSACTIONS

          The Company leases mineral property known as the Borealis Property from the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Dr. Whitney is an underlying owner of the Borealis project. During the years ended December 31, 2003 and 2002, the Company has made payments of $6,009 and $18,620, respectively to Dr. Whitney for a portion of its lease obligation on the Borealis property. (See Note 11).

          The Company has a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and has continued on a month-to-month basis upon expiration of the initial term. The consulting agreement calls for Whitney & Whitney to provide metallurgical, geological and plant design services related to the Company's projects along with assistance related to general business and financial matters. The agreement also calls for payments the Company of a minimum of $2,500 per month in restricted shares of common stock. The agreement may be terminated by either party upon 90 days written notice. The amount of services provided by Whitney & Whitney were $154,599 for 2003 and $239,268 for 2002. The President of Whitney & Whitney, Inc., Dr. Whitney, is a significant shareholder of the Company.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 13 - OUTSTANDING STOCK OPTIONS

          The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

          FASB Statement 123 as amended by FASB Statement 148, "Accounting for Stock-Based Compensation", requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2003: dividend yield of zero percent; expected volatility of 101% risk-free interest rate of 3.5 percent percent; and expected life of 5 years.

          Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have recorded an additional expense of $582,367. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                     December 31,
                                            -----------------------------
                                                2003             2002
                                            ------------     ------------
          Net loss:
            As reported                     $ (2,966,060)    $ (4,608,948)
            Pro forma                       $ (3,548,427)    $ (4,804,249)

          Basic income (loss) per share:
            As reported                     $      (0.03)    $      (0.07)
            Pro forma                       $      (0.04)    $      (0.07)

          A summary of the status of the Company's stock option plans as of December 31, 2003 and changes during the year is presented below:

                                                              Weighted
                                                               Average
                                               Shares       Exercise Price
                                            ------------     ------------
          Outstanding, December 31, 2002       6,196,764     $       0.19

              Granted                          2,064,000             0.37
              Canceled/Expired                (2,030,049)            0.22
              Exercised                               --               --
                                            ------------     ------------

          Outstanding, December 31, 2003       6,230,715     $       0.24
                                            ============     ============

          Exercisable, December 31, 2003       6,230,715     $       0.24
                                            ============     ============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 13 - OUTSTANDING STOCK OPTIONS (Continued)

                                           Outstanding                    Exercisable
                             ------------------------------------   ------------------------
                                            Weighted
                                             Average    Weighted                   Weighted
                               Number       Remaining   Average       Number       Average
                             Outstanding   Contractual  Exercise    Exercisable    Exercise
          Exercise Prices    at 12/31/03      Life       Price      at 12/31/03      Price
          $     0.15          2,465,715        (a)    $     0.15     2,465,715    $     0.15
                0.20          1,701,000       2.25          0.20     1,701,000          0.20
                0.37          2,064,000       5.68          0.37     2,064,000          0.37
                              ---------       ----    ----------     ---------    ----------
          $ 0.15 - 0.37       6,230,715       4.13    $     0.19     6,230,715    $     0.19
                              =========       ====    ==========     =========    ==========

          (a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

          During the year ended December 31, 2003, the Company granted 1,065,352 stock options to various outside consultants for services rendered. These options were issued with exercise prices ranging from $0.10 - $0.25 per share. All of these options vest immediately and have maturity dates of two and three years.

NOTE 14 - OUTSTANDING STOCK WARRANTS

          A summary of the status of the Company's stock warrants as of December 31, 2003 and changes during the year is presented below:

                                                                Weighted
                                                                 Average
                                                Shares       Exercise Price
                                             -----------       ---------
          Outstanding, December 31, 2002      25,883,856       $    0.11

              Granted                          1,065,352            0.22
              Canceled / Expired              (2,525,000)           0.10
              Exercised                      (11,779,305)           0.10
                                             -----------       ---------
          Outstanding, December 31, 2003      12,644,903       $    0.13
                                             ===========       =========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 14 - OUTSTANDING STOCK WARRANTS (Continued)

          The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2003:

          Expiration Date                  Price             Number
          ---------------                 ------           ----------
           2004                           $0.100            5,442,900
           2004                            0.150            6,093,671
           2004                            0.085              117,647
           2005                            0.150               65,333
           2006                             0.25              925,352
                                                           ----------
                                                           12,644,903
                                                           ==========

NOTE 15 - SUBSEQUENT EVENTS

          Subsequent to December 31, 2003, the Company has issued 2,750,000 shares of common stock for stock options and warrants exercised for cash proceeds of $275,000, 40,932 shares of common stock for services rendered valued at $15,183, and 2,768,383 shares of common stock for cash proceeds of $906,340 related to the Fusion Capital common stock purchase agreement discussed in Note 11.

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

          Subsequent to December 31, 2003, the Company has granted to certain employees options to acquire a total of $38,267 shares of common stock at an exercise price of $0.44 per share. The options vest immediately and have a term of 5 years.

          Also subsequent to December 31, 2003, the Company has acquired various assets for use in its general operations as well as for use at its various mineral properties. Of these assets acquired, a total of $85,009 was expended or incurred for the acquisition of 4 pierces of heavy equipment.

          The Company has entered into two agreements regarding the Ashdown gold-molybdenum project. That mineral property is located in Humboldt County, Nevada and consists of 196 unpatented mining claims. The first agreement was signed on September 19, 2003 and was subsequently terminated prior to December 31, 2003 as the funding terms were not met by the other party to the agreement. Subsequently, on February 5, 2004, the Company entered into a joint venture agreement with the owner of the property wherein the Company has the ability to

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 15 - SUBSEQUENT EVENTS (Continued)

          acquire an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement Letter, the Company paid $50,000 to the property owner, and beginning in three months after the signing, the Company is obligated to pay $5,000 per month until a cash distribution through profitable production is achieved.

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

            (ii) Albright Persing's report on Golden Phoenix's financial statements for the Previous two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles: however, the report was modified as to uncertainty to include an explanatory paragraph wherein Albright Persing expressed substantial doubt about the Company's ability to continue as a going concern and an explanatory paragraph with respect to the reclamation liabilities.

            (iii) The change of independent accountants was approved by the Company's Board of Directors on February 25, 2003.

            (iv) During Golden Phoenix's fiscal year 2002, as well as the subsequent interim period through February 25, 2003, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

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

      b)    New Independent Accountants

      On February 25, 2003, Golden Phoenix engaged HJ & Associates, LLC ("HJ & Associates") as its principal accountant to audit the Company's financial statements. Golden Phoenix did not consult with HJ & Associates on any matters described in paragraphs (a)(1)(i) and (a)(1)(ii) of Regulation S-B during the Company's fiscal years 2001 and 2002 or any subsequent interim period prior to engaging HJ & Associates.

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

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the directors and executive officers of Golden Phoenix as of April 1, 2004:

   NAME                              AGE         POSITION
   Michael R. Fitzsimonds            48          President and Director
   Steven D. Craig                   56          Vice President, Corporate
                                                 Secretary and Director
   Allan J. Marter                   56          Director
   David A. Caldwell                 43          Director
   Ronald L. Parratt                 55          Director

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

      MICHAEL R. FITZSIMONDS. Mr. Fitzsimonds is President, CEO and Chairman of the Board of Directors of Golden Phoenix Minerals, Inc. and has served in his capacity since 1997. Mr. Fitzsimonds is responsible for all administrative and corporate finance activities at Golden Phoenix. Mr. Fitzsimonds also directs the Company's Mineral Ridge operations and development work including resource evaluations and permitting requirements. He has more than 26 years of mining industry experience as a geological engineer, including experience evaluating complex gold deposits. From 1987 to 1997, Mr. Fitzsimonds served as Project Services Manager and Senior Geologist for Santa Fe Pacific Gold, Inc., and was responsible for the company's initial resource evaluations and due diligence of all mine operation projects and acquisitions worldwide. Mr. Fitzsimonds has experience in many aspects of the minerals industry, ranging from grass roots exploration and project development to mine start-up. Mr. Fitzsimonds was a member of the startup team for the Alligator Ridge Mine in White Pine County, Nevada, his primary responsibilities included development of new reserves for the mine, grade control, reserve analysis, managed the mine assay laboratory, and worked with engineering on the mine development. As part of his duties while working with Santa Fe Pacific Gold for eleven years, Mr. Fitzsimonds did all of the preliminary reserve estimates for all of the projects that Santa Fe Pacific Gold made into mines in Nevada. As part of the project services group for Santa Fe Pacific Gold, Mr. Fitzsimonds worked as the liaison between mine development and exploration to assist in the development of these projects. Mr. Fitzsimonds earned his B. Sc. in Geological Engineering, Mining and Exploration from the University of Arizona.

      STEVEN D. CRAIG. Mr. Craig is Vice President, Corporate Secretary and a Director and has served in his capacity since 1998. He is an experienced economic geologist specializing in the discovery of ore deposits and building exploration teams to facilitate discoveries. Mr. Craig has more than 30 years of diversified exploration experience including, 7 years with Golden Phoenix and the prior 23 years with Kennecott Exploration Company, and its affiliates, as manager of a gold exploration team headquartered in Reno, Nevada. His international experience includes gold exploration in New Guinea, South America and Mexico. Mr. Craig earned his M.S. in Economic Geology from Colorado State University. His responsibilities at Golden Phoenix include directing of the Company's exploration program and assisting in administrative functions.

      ALLAN J. MARTER. Mr. Marter is a Director of Golden Phoenix and has served in his capacity since 1998. He is Senior Vice President and Chief Financial Officer of Golden Star Resources Ltd., Denver, Colorado, where he has served for the past four years. Prior to that, Mr. Marter was President of Waiata Resources. Mr. Marter has more than 25 years experience of financial management in the mining industry including as CFO and a Director of a number of small to mid-sized mining and exploration companies, including in Denver and Vancouver, Canada.

      DAVID A. CALDWELL. Mr. Caldwell is a Director of Golden Phoenix and has served in his capacity since 1997. Mr. Caldwell has more than 18 years experience as a geologist and geophysicist specializing in the discovery, delineation and economic evaluation in gold exploration, base metal and sulfur. Mr. Caldwell is Senior Geologist for Nevada Pacific Gold Corporation, Elko, Nevada, which he co-founded in 1997. Prior to that, Mr. Caldwell has also served in a senior management role, and has had roles in project management and development at Santa Fe Pacific Gold Corporation and the Gold Fields Mining Company.

         RONALD L. PARRATT. Mr. Parratt is a Director of Golden Phoenix and has served in his capacity since 2001. Mr. Parratt has more than 30 years experience as a geologist, exploration manager and developer of gold deposits in North America. Mr. Parratt is currently President of AuEx, LLC, a non-affiliated private mineral exploration company. For the past five years, Mr. Parratt has served as Exploration Manager for the Homestake Mining Company. Until 1997, Mr. Parratt served as Vice President of Exploration for the Santa Fe Pacific Gold Corporation, where he was responsible for intensive exploration activities in the U.S., Brazil and Central Asia. During this tenure, Mr. Parratt oversaw the exploration and development of 15 million ounces of gold reserves. Mr. Parratt earned his M.S. degree in Economic Geology from Purdue University. Mr. Parratt is currently serving on Nevada's Commission on Mineral Resources.

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

CODE OF ETHICS

      Golden Phoenix has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer. Our Code of Ethics is attached to this filing.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2003 did not exceeded $100,000:


                                 ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                                                    AWARDS                           PAYOUTS

                                                                                       SECURITIES
                                                                                       UNDERLYING
NAME AND                                                     OTHER ANNUAL   RESTRICTED  OPTIONS/     LTIP
PRINCIPAL                        SALARY           BONUS      COMPENSATION   STOCK        SARS       PAYOUTS      ALL OTHER
POSITION              YEAR        ($)              ($)           ($)        AWARD(S)      (#)         ($)      COMPENSATION
   (A)                (B)         (C)              (D)           (E)         (F)          (G)         (H)           (I)
---------------------------------------------------------------------------------------------------------------------------
Michael               2003    $95,000(1)            --            --          --          --          --             --
Fitzsimonds, CEO      2002    $95,000(2)            --            --          --          --          --             --
                      2001    $95,000(3)            --            --          --                      --             --
---------------------------------------------------------------------------------------------------------------------------

(1) Of the $95,000 in 2003 annual compensation, $35,000 was accrued at December 31, 2003 and remains unpaid.

(2) Of the $95,000 in 2002 annual compensation, $35,000 was accrued at December 31, 2002 and remains unpaid.

(3) Of the $95,000 in 2001 annual compensation, $35,000 was accrued at December 31, 2001 and remains unpaid.

      There is no employee that was paid $100,000 per year in cash compensation. An executive compensation contract for the payment of salary was initiated in May of 1998. We have agreed to pay Mr. Fitzsimonds the sum of $60,000 per year in cash compensation and deferred compensation of $35,000.


OPTION GRANTS IN LAST FISCAL YEAR

                           NUMBER OF        % OF TOTAL
                           SECURITIES       GRANTED TO
                           UNDERLYING      EMPLOYEES IN      EXERCISE OR
NAME                    OPTIONS GRANTED     FISCAL YEAR       BASE PRICE     EXPIRATION DATE
--------------------------------------------------------------------------------------------
Michael Fitzsimonds            None               0%              --               --
--------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

OPTIONS EXERCISED:

                                 SHARES ACQUIRED
NAME                             ON EXERCISE(#)           VALUE REALIZED
------------------------------------------------------------------------
Michael R. Fitzsimonds           None                     --
------------------------------------------------------------------------



OPTIONS UNEXERCISED:

----------------------------------------------------------------------------------------------------------------------
                                                                                             VALUE OF UNEXERCISED
                                               NUMBER OF SECURITIES UNDERLYING               IN-THE-MONEY OPTIONS
                                               UNEXERCISED OPTIONS AT 12/31/03                    AT 12/31/03
NAME                                           EXERCISABLE          UNEXERCISED        EXERCISABLE         UNEXERCISED
Michael R. Fitzsimonds                           2,818,940          2,818,940           $539,741              $539,741
----------------------------------------------------------------------------------------------------------------------


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

      The following table presents certain information regarding the beneficial ownership of all shares of common stock at April 1, 2004 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 104,779,533 common shares issued and outstanding at April 1, 2004 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at April 1, 2004 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                                             EXERCISABLE
                                                                              OPTIONS/
                                                        SHARES OWNED          WARRANTS            PERCENTAGE

Frank Diegman                                            11,083,333            3,333,333               13.8%
1986 E Football Blvd
Pasadena, CA 91107

Michael Fitzsimonds                                       2,074,414            2,497,940(1)             4.4%
3595 Airway Drive
Suite 405
Reno, NV 89511

Steven D. Craig                                              36,728            2,270,300(2)             2.2%
3595 Airway Drive
Suite 405
Reno, Nevada 89511

David Caldwell(4)                                           141,728              340,000(3)                *
3595 Airway Drive
Suite 405
Reno, Nevada  89511

Allan Marter(5)                                             136,728              340,000(4)                *
3595 Airway Drive
Suite 405
Reno, Nevada  89511

Ronald L. Parratt                                             9,366              200,000(5)                *
3595 Airway Drive
Suite 405
Reno, Nevada  89511

All directors and officers as a group (5 persons)         2,398,964            5,648,240                7.7%

*     Represents less than 1%.
(1) Mr. Fitzsimonds has conversion rights on options for 1,148,940 common shares exercisable at $0.15, options for 275,000 common shares exercisable at $0.20, and options for 1,074,000 common shares exercisable at $0.37.

(2) Mr. Craig holds options for 984,300 common shares exercisable at $0.15 per share, options for 946,000 common shares exercisable at $0.20, and options for 340,000 common shares exercisable at $0.37.
(3) Mr. Caldwell holds options for 140,000 common shares exercisable at $0.20 per share and options for 200,000 common shares exercisable at $0.37.
(4) Mr. Marter holds options for 140,000 common shares exercisable at $0.20 per share and options for 200,000 common shares exercisable at $0.37.
(5) Mr. Parratt holds options for 200,000 common shares exercisable at $0. per share.

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

                                  NUMBER OF SHARES       VALUE OF COMPENSATION
                  YEAR            OF COMMON STOCK       INCLUDING CASH PAYMENTS
                 ---------------------------------------------------------------
                  2001              1,208,248                     $120,776
                  2002              1,847,002                     $239,268
                  2003                329,992                      $53,049
                  Total             3,385,242                     $413,093

         The Company has paid the following amounts to Mr. Whitney for a portion of its lease obligation on the Borealis property.

                                  NUMBER OF SHARES
                 YEAR             OF COMMON STOCK               AMOUNTS PAID
                 ---------------------------------------------------------------
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

                                  NUMBER OF SHARES             AMOUNTS PAID
                 YEAR             OF COMMON STOCK        ON EXERCISE OF WARRANTS
                 ---------------------------------------------------------------
                 2001                 550,000                      $55,000
                 2002                 800,000                      $80,000
                 2003                 720,000                      $72,000
                 Total              2,070,000                     $207,000

      The total related party transactions for Mr. Whitney and Whitney & Whitney Inc. is as follows.

                                                            TOTAL OF ABOVE
                                 NUMBER OF SHARES     RELATED PARTY TRANSACTIONS
                 YEAR             OF COMMON STOCK          FOR MR. WHITNEY
                 ---------------------------------------------------------------
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


                                 NUMBER OF SHARES
                 YEAR            OF COMMON STOCK            AMOUNTS INVESTED
                 ---------------------------------------------------------------
                 2001               3,250,000                    $ 275,000
                 2002               4,583,333                    $ 625,000
                 2003               3,000,000                    $ 300,000
                 Total             10,333,333                   $1,200,000

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

      (A)(3) EXHIBITS.


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         ---------------                                      ------------
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's principal independent accountants for the performance of the our audit for the year ended December 31, 2002 and for the full fiscal December 31, 2003 were HJ & Associates, LLC. The Company's previous independent accountants, Albright Persing & Associates, LLP, performed the reviews of the Company's financial statements for the three quarters March 31, 2002, June 30, 2002 and September 30, 2002. Fees incurred to 2003 and 2002 include services performed and fees charged by both firms.

(a) Audit fees. For the fiscal years ended 2003 and 2002, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $123,000.

(b) Audit-Related Fees. For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

(c) Tax Fees. For the fiscal years ended 2003 and 2002 there were no fees billed for tax compliance services and there was no tax-planning advice provided.

(d) Other Fees. For the fiscal years ended 2003 and 2002 the aggregate fees billed for services other than services described above totaled $43,600. These fees related primarily to review and input associated with the Company's registration statements filed with the US Securities and Exchange Commission.


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         ---------------                                      ------------

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

31.1                Certification Pursuant to Section 1350               Provided herewith

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

Date: April 13, 2004                         GOLDEN PHOENIX MINERALS, INC.

                                             By: /s/ Michael R. Fitzsimonds
                                                 -------------------------------
                                                 Michael R. Fitzsimonds
                                                 President, Chief Financial
                                                 Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                           DATE
---------                        -----                           ----

/s/ Michael R. Fitzsimonds       Director, President and         April 13, 2004
------------------------------   Chief Financial Officer
Michael R. Fitzsimonds

/s/ Steven D. Craig              Director, Vice President        April 13, 2004
------------------------------   and Secretary
Steven D. Craig

/s/ Allan J. Marter              Director                        April 13, 2004
------------------------------
Allan J. Marter

/s/ David A. Caldwell            Director                        April 13, 2004
------------------------------
David A. Caldwell

/s/ Ronald L. Parratt            Director                        April 13, 2004
------------------------------
Ronald L. Parratt