Form 10QSB
period 2004-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2004-05-28
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 27, 2004, there were 107,196,514 outstanding shares of the issuer's common stock.

                          GOLDEN PHOENIX MINERALS, INC.

                                FORM 10-QSB INDEX


                                                                                               Page Number
                                                                                               -----------
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003                             5
    Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)           7
    Statements of Stockholders' Equity (Deficit) (Unaudited)                                          9
    Statements of Cash Flows for the three Months Ended March 31, 2004 and 2003 (Unaudited)          11
    Notes to Condensed Financial Statements                                                          13
  Item 2.  Management's Discussion and Analysis or Plan of Operation                                 17
  Item 3.  Controls and Procedures                                                                   27

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                         28
  Item 2.  Changes of Securities and Use of Proceeds                                                 29
  Item 3.  Defaults Upon Senior Securities                                                           29
  Item 4.  Submission of Matters to a Vote of Security Holders                                       29
  Item 5.  Other Information                                                                         29
  Item 6.  Exhibits and Reports on Form 8-K                                                          29
  Signature Page                                                                                     32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                      MARCH 31, 2004 AND DECEMBER 31, 2003

                          GOLDEN PHOENIX MINERALS, INC.

                                 Balance Sheets


                                     ASSETS
                                                                                             March 31,        December 31,
                                                                                                2004              2003
                                                                                           -------------      -------------
                                                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                                 $    388,315       $    442,262
  Receivables                                                                                        500              1,500
  Receivables - related party                                                                      1,749                  -
  Prepaid expenses                                                                               136,328            135,973
  Precious metals inventory                                                                      198,310            195,476
  Materials and supplies inventory                                                                 7,373             15,985
                                                                                           -------------      -------------
    Total Current Assets                                                                         732,575            791,196
                                                                                           -------------      -------------
PROPERTY AND EQUIPMENT

  Land                                                                                            57,600             57,600
  Buildings                                                                                      116,020            103,000
  Vehicles                                                                                       179,153            175,727
  Computer equipment                                                                             103,530             98,016
  Office furniture and equipment                                                                  16,516             16,516
  Mining equipment and rolling stock                                                             933,363            747,196
  Accumulated depreciation                                                                     (412,092)          (387,437)
                                                                                           -------------      -------------
    Total Property and Equipment, Net                                                            994,090            810,618
                                                                                           -------------      -------------
OTHER ASSETS

  Restricted funds - reclamation obligations                                                   1,818,899          1,818,899
  Reclamation asset, net                                                                       1,873,422          1,879,854
  Prepaid bond insurance premiums                                                                439,320            475,330
  Deposits                                                                                        15,711             21,034
                                                                                           -------------      -------------
    Total Other Assets                                                                         4,147,352          4,195,117
                                                                                           -------------      -------------
TOTAL ASSETS                                                                               $   5,874,017      $   5,796,931
                                                                                           =============      =============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             March 31,        December 31,
                                                                                               2004               2003
                                                                                           -------------      -------------
                                                                                            (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                                          $    215,104       $    259,148
  Contact property lease obligation                                                            1,898,250          1,744,250
  Contact property minimum work
    commitment obligation                                                                      1,717,000          1,599,000
  Officers accrued salaries and
    deferred compensation                                                                        521,427            494,519
  Accrued bond premium                                                                                --            169,519
  Accrued payroll and related expenses                                                            32,230             43,456
  Accrued interest                                                                                30,969             28,411
  Other accrued liabilities                                                                        9,897              6,766
  Current portion of long term debt                                                               98,830            105,915
  Capital lease obligations-current portion                                                       42,549             34,807
  Amounts due to related parties                                                                 322,631            321,507
                                                                                           -------------      -------------
    Total Current Liabilities                                                                  4,888,887          4,807,568
                                                                                           -------------      -------------
LONG-TERM LIABILITIES

  Reclamation obligation                                                                       2,250,528          2,218,728
  Convertible notes payable and related accrued interest                                         716,824            696,001
  Long-term debt                                                                                  52,504             57,897
  Capital lease obligations                                                                       25,832             43,038
                                                                                           -------------      -------------
    Total Long-Term Liabilities                                                                3,045,688          3,015,664
                                                                                           -------------      -------------
    Total Liabilities                                                                          7,934,575          7,823,232
                                                                                           -------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value, 50,000,000 shares
    authorized, no shares issued and outstanding                                                       -                  -
  Common stock, no par value, 150,000,000 shares
    authorized, 104,779,503 and 99,333,470 issued and
    outstanding, respectively                                                                 18,505,520         17,287,209
  Deferred costs                                                                               (437,500)          (591,250)
  Accumulated deficit                                                                       (20,128,578)       (18,722,260)
                                                                                           -------------      -------------
    Total Stockholders' Equity (Deficit)                                                     (2,060,558)        (2,026,301)
                                                                                           -------------      -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                                       $   5,874,017      $   5,796,931
                                                                                           =============      =============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Operations

                                                       For the Three Months Ended
                                                                March 31,
                                                        2004                2003
                                                    -----------          -----------
                                                    (Unaudited)          (Unaudited)

REVENUES
  Sale of precious metals                           $   240,988          $        --
                                                    -----------          -----------
EXPENSES

  Cost of mining operations                             489,087                   --
  Exploration, mineral property leases, and
    minimum work commitment expenses                    452,481              238,592
  Reclamation obligation accretion expense               31,800               26,600
  General and administrative                            418,678              217,835
  Investor relations and professional fees               66,577              122,356
  Salaries and wages                                    127,149               67,369
  Depreciation and depletion                             31,087               31,482
                                                    -----------          -----------
    Total Expenses                                    1,616,859              704,234
                                                    -----------          -----------
LOSS FROM OPERATIONS                                 (1,375,871)            (704,234)
                                                    -----------          -----------
OTHER INCOME (EXPENSE)

  Interest income                                           303               14,489
  Interest expense                                      (35,089)             (46,737)
  Precious metal by-product sales net
    of related costs                                         --              (80,172
  Other income (expense), net                             4,339                1,170
                                                    -----------          -----------
    Total Other Income (Expense)                        (30,447)            (111,250)
                                                    -----------          -----------
LOSS BEFORE INCOME TAXES                            $(1,406,318)         $  (815,484)
                                                    -----------          -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Operations (Continued)


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    2004                    2003
                                                                -------------          -------------
                                                                 (Unaudited)             (Unaudited)
LOSS BEFORE INCOME TAXES                                        $  (1,406,318)         $    (815,484)

INCOME TAXES                                                               --                     --
                                                                -------------          -------------
LOSS BEFORE CUMULATIVE CHANGE IN
  ACCOUNTING PRINCIPLE                                             (1,406,318)              (815,484)

  Cumulative effect of change in accounting
    principle, net of no income taxes                                      --                693,828
                                                                -------------          -------------
NET LOSS                                                        $  (1,406,318)         $    (121,656)
                                                                =============          =============
BASIC LOSS PER SHARE
  Loss before cumulative change in accounting principle         $       (0.01)         $       (0.01)
  Cumulative effect of change in accounting principle                      --                   0.01
                                                                -------------          -------------
  Basic loss per share                                          $       (0.01)         $       (0.00)
                                                                =============          =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                           101,770,641             81,051,467
                                                                =============          =============


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.

                  Statements of Stockholders' Equity (Deficit)

                                                                              Stock
                                              Common Shares                Subscription        Deferred          Accumulated
                                          Shares           Amount           Receivable           Costs             Deficit
                                        ----------      ------------       ------------       ------------       ------------
Balance, December 31, 2002              76,881,842      $ 13,248,089       $   (490,457)      $   (300,000)      $(15,756,200)

Issuance of common stock
  for services                             743,674           269,073                 --                 --                 --

Issuance of common stock for
  cash                                   4,911,305         1,760,000                 --                 --                 --

Issuance of common stock for
  Exploration and property costs           253,800            58,827                 --                 --                 --

Issuance of common stock for
  warrants exercised                    14,940,839         1,563,413            (60,000)                --                 --

Issuance of common stock
  pursuant to a consulting
  agreement                              1,500,000           525,000                 --           (525,000)                --

Issuance of common stock for
  directors fees                            46,830            16,560                 --                 --                 --

Issuance for common stock for
  software maintenance and
  extinguishments of debt                   55,180            22,072                 --                 --                 --

Cash received on stock
  subscription receivable                       --                --            376,430                 --                 --

Change in deferred costs and
  subscription receivable                       --          (155,000)           174,027            233,750                 --

Stock offering costs                            --           (20,825)                --                 --                 --
                                        ----------      ------------       ------------       ------------       ------------
Balance Forward                         99,333,470      $ 17,287,209       $         --       $   (591,250)      $(15,756,200)
                                        ----------      ------------       ------------       ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.

                                                                                  Stock
                                                    Common Shares               Subscription      Deferred          Accumulated
                                               Shares            Amount          Receivable         Costs             Deficit
                                             -----------      ------------       ----------      ------------       ------------
Balance Forward                               99,333,470        17,287,209       $       --      $   (591,250)      $(15,756,200)

Net loss for the year ended,
  December 31, 2003                                   --                --               --                --         (2,966,060)

Balance, December 31, 2003                    99,333,470        17,287,209               --          (591,250)       (18,722,260)

Issuance of common stock for
  warrants exercised (unaudited)               2,650,000           280,000               --                --                 --

Issuance of common stock for
  cash (unaudited)                             2,768,383           960,340               --                --                 --

Issuance of common stock for
  services (unaudited)                            27,650            10,471               --                --                 --

Stock offering costs (unaudited)                      --           (22,500)              --            22,500                 --

Amortization of deferred costs (unaudited)            --                --               --           131,250                 --

Net loss for the year ended,
  March 31, 2004 (unaudited)                          --                --               --                --         (1,406,318)
                                             -----------      ------------       ----------      ------------       ------------
Balance, March 31, 2004 (unaudited)          104,779,503      $ 18,515,520       $       --      $   (437,500)      $(20,128,578)
                                             ===========      ============       ==========      ============       ============



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                   2004                 2003
                                                                -----------          -----------
                                                                (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      $(1,406,318)         $  (121,656)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and depletion                                         31,087               31,481
  Accretion expense                                                  31,800               26,600
  Cumulative effect of change in accounting principles                   --             (693,828)
  Common stock issued for services                                   10,471              107,837
  Common stock issued for exploration and
    property costs                                                   58,827                   --
  Amortization of deferred costs                                    131,250                   --
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts and other receivables               1,000               (6,000)
  (Increase) in receivables - related party                          (1,749)                  --
  Decrease in prepaid expenses                                       35,655                7,633
  Decrease in inventories                                             5,778                   --
  (Increase) in reclamation asset                                        --             (369,472)
  (Increase) decrease in restricted cash                                 --                 (498)
  Decrease in deposits                                                5,323                   --
  Decrease in accounts payable                                      (44,044)             (94,414)
  Increase in accrued liabilities                                   145,529              105,784
  Increase in reclamation obligation                                     --              369,472
                                                                -----------          -----------
    Net Cash Used by Operating Activities                        (1,054,218)            (578,234)
                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                               (208,127)                  --
  Proceeds from sale of investments                                      --                   --
                                                                -----------          -----------
    Net Cash Used by Investing Activities                       $  (208,127)         $        --
                                                                -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                  2004                 2003
                                                                               -----------          -----------
                                                                               (Unaudited)          (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease obligations                              $    (9,464)         $   (16,722)
  Payments on notes payable and long-term debt                                     (12,478)              (8,767)
  Cash receipts on stock subscription receivable                                        --              316,430
  Proceeds from exercise of options and warrants                                   270,000              938,914
  Net proceeds from sale of common stock                                           960,340                   --
                                                                               -----------          -----------
    Net Cash Provided by Financing Activities                                    1,208,398            1,229,855

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (53,947)             651,621

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR                                      442,262               28,614
                                                                               -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   388,315          $   680,235
                                                                               ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Paid for Interest                                                       $        --          $        --
  Cash Paid for Income Taxes                                                   $        --          $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services                                             $    10,471          $   107,837
  Common stock issued for exploration and
    property costs                                                             $        --          $    58,827
  Debt applied for the exercise of stock options and
    warrants                                                                   $        --          $     7,000

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form
10-KSB. Operating results for the three months ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $20,128,578 and a working capital deficit of $4,156,312 at March 31, 2004, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 3 - OUTSTANDING STOCK OPTIONS

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123 as amended by FASB Statement 148, "Accounting for Stock-Based Compensation", requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2003: dividend yield of zero percent; expected volatility of 101% risk-free interest rate of 3.5 percent; and expected life of 5 years.

Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have recorded an additional expense of $11,480 for the three months ended March 31, 2004. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                            March 31,
                                   2004                   2003
Net loss:                     -------------          -------------
  As reported                 $  (1,406,318)         $    (121,656)
  Pro forma                   $  (1,417,798)         $    (121,656)

Basic loss per share:
  As reported                 $       (0.01)         $       (0.01)
  Pro forma                   $       (0.01)         $       (0.01)

A summary of the status of the Company's stock option plans as of March 31, 2004 and changes during the year is presented below:

                                                      Weighted
                                                       Average
                                      Shares        Exercise Price
                                   -------------    --------------
Outstanding, December 31, 2003         6,230,715         $0.24

  Granted                                 38,267          0.44
  Canceled/Expired                            --            --
  Exercised                                   --            --
                                       ---------         -----
Outstanding, March 31, 2004            6,268,982         $0.24
                                       =========         =====
Exercisable, March 31, 2004            6,268,982         $0.24
                                       =========         =====

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 3 - OUTSTANDING STOCK OPTIONS (Continued)

                                               Outstanding                                        Exercisable
                          -----------------------------------------------------       ------------------------------------
                                                Weighted
                                                 Average             Weighted                                 Weighted
                             Number             Remaining            Average              Number              Average
                          Outstanding          Contractual           Exercise           Exercisable           Exercise
   Exercise Prices         at 3/31/04             Life                Price             at 3/31/04             Price
   ------------------     ----------------   ---------------      -------------       ---------------        -------------
      $       0.15           2,465,715                  (a)         $      0.15            2,465,715         $      0.15
              0.20           1,701,000                 2.00                0.20            1,701,000                0.20
              0.37           2,064,000                 5.43                0.37            2,064,000                0.37
              0.44              38,267                 5.00                0.44               38,267                0.44
                             ---------                 ----         -----------            ---------         -----------
      $0.15 - 0.44           6,268,982                 3.90         $      0.24            6,268,982         $      0.24
                             =========                 ====         ===========            =========         ===========

(a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

NOTE 4 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of March 31, 2004 and changes during the year is presented below:

                                                                  Weighted
                                                                   Average
                                              Shares            Exercise Price
                                            -----------         --------------
Outstanding, December 31, 2003               12,744,903         $       0.13
  Granted                                             -                    -
  Canceled / Expired                          (100,000)                 0.10
  Exercised                                 (2,650,000)                 0.10
                                            -----------         ------------
Outstanding, March 31, 2004                   9,994,903         $       0.13
                                              =========         ============

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2004:


 Expiration Date Price Number
           2004                   $      0.085              117,647
           2004                          0.100            2,892,900
           2004                          0.150            5,993,671
           2005                          0.150               65,333
           2006                          0.250              925,352
                                                          ---------
                                                          9,994,903
                                                          =========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 5 - SIGNIFICANT AND SUBSEQUENT EVENTS

The Company has entered into two agreements regarding the Ashdown gold-molybdenum project. That mineral property is located in Humboldt County, Nevada and consists of 196 unpatented mining claims. The first agreement was signed on September 19, 2003 and was subsequently terminated prior to December 31, 2003 as the funding terms were not met by the other party to the agreement. Subsequently, on February 5, 2004, the Company entered into a joint venture agreement with the owner of the property wherein the Company has the ability to acquire an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, the Company paid $50,000 to the property owner, and beginning in three months after the signing, the Company is obligated to pay $5,000 per month until a cash distribution through profitable production is achieved.

On March 5, 2003, William F. Matlack, a former shareholder of Golden Phoenix, filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint relates to a former subsidiary of Golden Phoenix, Golden Phoenix Alaska, and alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On July 2, 2003, Golden Phoenix filed its response with respect to this complaint. On April 6, 2004 Golden Phoenix
Minerals, Inc. and Mr. Matlack verbally agreed to a settlement in which each side agreed to pay its own legal fees and dismiss the suit.

Subsequent to March 31, 2004, the Company has issued 950,000 shares of common stock for warrants exercised resulting in cash proceeds of $95,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our four mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the common stock purchase agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these four properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a Letter Agreement to Joint Venture Agreement executed on January 28, 1998 for the Contact project, a Joint Venture Agreement executed July 19, 2003 with Gryphon Gold Corporation for the Borealis project, a Joint Venture Agreement executed February 5, 2004 with Win-Eldrich Mines for the Ashdown project. No other joint ventures have been entered into.

         Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

Recent Developments

         Mineral Ridge

         On November 8, 2000, Golden Phoenix purchased the Mineral Ridge gold mine out of bankruptcy by making a purchase payment of $225,000. Prior mine operators had spent about $30 million on the property, which includes about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property came with an active leach pad and ore exposed in the Drinkwater pit.

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

         On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002 the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond, and anticipates approval to reduce the required bond to approximately $2.7 million. Responses to the agencies questions were resubmitted in February 2003 and the Company received the final permit reclamation permit on May 8 from NDEP and approval from BLM on May 19, 2003. On June 23, 2003 we filed a $2.7 million reclamation bond with the Bureau of Land management. We used an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado and underwritten by AIG Environmental to acquire the bond.

         Once the Company filed its reclamation bond and received the required permits, operations began included adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk lines, transporting stockpiled ore to the leach pad, and mining new ore from the Brodie and Drinkwater pits.

         Since the Company purchased the property in November 2000, it has produced 2,201 ounces of gold and 1,497 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant and the subsequent operation of the property through March 31, 2004.

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

         Gryphon's ongoing work at Borealis during the 1st Quarter included finalizing drilling permits, conducting resource evaluations, engineering design and other work related to the advancement of the project.

Ashdown

         The Ashdown property is held under a joint venture agreement with Win Eldrich Mines, Ltd. The venture was entered into on February 5, 2004 and Golden Phoenix Minerals has the right to earn into 60% of the project by either putting a pilot mill into production and making cash distributions, or spending $5 million over a four year period.

         Golden Phoenix has focused on permitting the pilot mill with the Bureau of Land Management and Nevada Department of Environmental Protection, reclaiming old drill roads, construction of a new digital data base and geological studies. This work may lead to a production decision in the next few months.

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

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the December 31, 2003 Financial Statements included in the December 31, 2003 Form 10-KSB.

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

Results Of Operations

         Results Of Operations For The three-Month Period Ended March 31, 2004 Compared To The Three-Month Period Ended March 31, 2003

         The following table describes the results of operations for the first quarter ended March 31, 2004 compared to first quarter ended March 31, 2003 for selected expenses.

Description                           2004                   2003             Difference
-----------                           ----                   ----             ----------
Interest Expense (1)                 $35,089               $46,737             $(11,648)
Plant Operations (2)                 489,087                80,172               408,915
Metal Sales (3)                      240,988                     0               240,988
Exploration (4)                      452,481               238,592               213,889
General and Administrative (5)       428,678               217,835               210,813
Salaries and Wages (6)               127,149                67,369                59,780


(1)      The change in the interest  expense is  primarily  due to the change in
         accrual  of   interest  on  unpaid   debt  to  company   officers   and
         shareholders.

(2) The change in plant operation costs is due to commencement of operations of the Mineral Ridge Mine, which required an increase in payroll and operating supplies.

(3) Recording of sales for gold and silver where made and do not include inventories on hand of refined metals.


(4) Activity has increased at the Ashdown Mine to include on-site payroll. Continued development of the Mineral Ridge Mine by drilling of specific areas was started during the 1st quarter of 2004.

(5) The increase is payroll and fringe benefits as a results or operational start-up. Significant costs were incurred for insurance as reflected by increased payroll.

(6) The change in professional payrolls for the period is due to more staff required for operational needs.


         We generated $240,988 revenue for the first quarter ended March 31, 2004 from the sale of previous metals as compared to no revenue for the first quarter ended March 31, 2003.

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

         Operating expenses for the first quarter totaled $1,616,859 for 2004, as compared to $704,234 for 2003, an increase of $912,625 or 130%. The increase is due primarily to exploration expenses and operational costs associated with the Mineral Ridge Mine.

Liquidity And Capital Resources

         Since Golden Phoenix's incorporation in June 1997, we have incurred an accumulated deficit of $20,128,578 through March 31, 2004.

         As of March 31, 2004, we had $388,315 in cash and a working capital deficit of $4,156,312. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, the Contact copper property, the Borealis gold property and the Ashdown Mine. We anticipate expenditures for year 2004 for general and administrative expenses to be approximately at the same quarterly levels for the remainder of the year. Exploration and holding expenditures for the remainder of the year are expected to include $100,000 for the Mineral Ridge gold mine, $200,000 for the Contact Property, $110,000 for the International Enexco Contact joint venture, no cost for the Borealis project, $30,000 for future Nevada land holding costs and $40,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of March 31, 2004, the total liability for monthly payments and work commitments to Enexco was $1,717,000. The President of Enexco has deferred the current late payments for a later time. Payments have been made for the year 2004 through the end of March. The payments are payable in cash. As of March 31, 2004, the total liability owed to F.W. Lewis was $10,000 for the exploration license, $1,898,250 for the bi-annual stock distribution and $1,210,000 for the minimum work commitment. Qualifying
Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

         In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. There is $1,796,652 on deposit with the bonding company, plus any interest, that is available to pay those reclamation costs in the future. In addition, an additional premium in the amount of $518,541 was paid as part of a twelve year insurance policy associated with the reclamation bond which is being amortized over the life of the policy with an additional $11,311 annual premium.

         During the three months ended March 31, 2004, our liquidity needs were met from: (i) $270,000 from the exercise of common stock warrants; (ii) $960,340 from the Fusion Capital funding; and (iii) $240,988 from the sale of precious metals produced from the Mineral Ridge Mine. As of May 27, 2004, we had 107,196,514 shares of common stock outstanding, which we have recognized as $18,515,520 of paid in capital including cash, services and debt extinguishment. As of March 31, 2004, we have current assets of $732,575 compared to current liabilities of $4,888,887 resulting in a working capital deficit of $4,156,312. Total current liabilities increased approximately $81,319 for the three months ended March 31, 2004 compared to the same period in 2003.

         We lease mineral property, under a joint venture, known as the Borealis Property from the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Our Joint Venture Partner now makes the related lease payments and the payments are current.

         On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences upon the effectiveness of the registration statement required to be filed pursuant to the common stock purchase agreement. Upon effectiveness of such registration statement and subject to certain conditions, the agreement provided for Fusion Capital to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. The registration statement was declared effective by the Securities and Exchange Commission in November 2003. Through March 31, 2004, we have received $3,113,948 from Fusion Capital pursuant to this agreement. We have and intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes, along with mineral property exploration and development.

         During the three months ended March 31, 2004, we raised approximately $270,000 from the exercise of warrants that convert to restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs and operations at Mineral Ridge, and some funds have been reserved for the additional reclamation bond and start-up capital for the Mineral Ridge Mine.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

         We have yet to establish any history of profitable operations. We incurred an operating loss of $1,375,871 during the three months ended March 31, 2004. At March 31, 2004, we had an accumulated deficit of $20.1 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near term. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.

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

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2003, 2002 and 2001 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2003, we have generated significant losses from operations, had an accumulated deficit of $18,722,260 and had a working capital deficit of $4,016,372 at December 31, 2003, which together raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2003.

We Have Acquired Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

         We do not currently have sufficient financial resources to fund our operations. As of March 31, 2004, we had a working capital deficit of $20.1 million. Therefore, we need additional funds to continue these operations. We only have the right to receive $15,000 per trading day under the common stock purchase agreement with Fusion Capital unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

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

The Price Of Gold and Copper are Highly Volatile And A Decrease In The Price Of Gold or Copper Can Have A Material Adverse Effect On Our Business

         The profitability of gold and copper mining operations is directly related to the market prices of gold and copper. The market prices of gold and copper fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold and copper from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold or copper makes such exploration economically feasible and, subsequently, incur losses because the price of gold or copper decreases. Adverse fluctuations of the market prices of gold and copper, respectively, may force us to curtail or cease our business operations.

Mining Risks And Insurance Could Have An Adverse Effect On Our Profitability

         Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although we currently maintain insurance to ameliorate some of these risks, such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

We Are Currently Not Compliant With The Terms Of Our International Enexco Joint Venture And Our F.W. Lewis Exploration License

         On January 28, 1998, we acquired the right to earn a 60% interest in the International Enexco Limited patented mining claims with respect to the Contact Project in Elko County, Nevada, through a combination of annual work commitments totaling $2.6 million on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At March 31, 2004, our total past-due liability for monthly payments and minimum work commitments to Enexco was $1,716,999. Enexco has deferred the current late payments for a future unspecified date. The current late payments are due on demand by Enexco. In the event we are unable to pay Enexco the amounts due when demanded, we could lose our investment in the Contact Project. In addition, if we are found in default of any term of the agreement with Enexco, our earn-in right will expire.

         On July 10, 1998, Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000. In addition, Golden Phoenix is to issue F.W. Lewis common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002 and expend a total of $1,650,000 of minimum work commitment related costs. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco property. As of March 31, 2004, $90,000 has been paid toward the monthly payments and 4,453,623 shares have been issued, which were valued at $676,000. As of March 31, 2004, the total liability owed to F.W. Lewis was $7,500 for the exploration license, $1,744,250 for the bi-annual stock distribution and $1,209,999 for the minimum work commitment. In the event we are unable to pay F.W. Lewis the amounts owed, we could lose our investment in the SF Lewis Trust portion of the Contact Property.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 5, 2003, William F. Matlack, a former shareholder of Golden Phoenix, filed a complaint in the Second Judicial District Court in and for Washoe County, Nevada against Golden Phoenix. The complaint relates to a former subsidiary of Golden Phoenix, Golden Phoenix Alaska, and alleges, among other things, breach of contract, dealing in bad faith, fraud, fraudulent misrepresentation, negligence, negligent misrepresentation, breach of fiduciary duty and breach of covenant of dealing fairly and in good faith. The complaint seeking (i) economic damages in excess of $10,000, (ii) compensatory damages in excess of $10,000, (iii) punitive damages at the amount of $500,000, (iv) interest on economic damages at the rate established by law and (v) reasonable fees and costs related to the action. On July 2, 2003, Golden Phoenix filed its response with respect to this complaint. On April 6, 2004 Golden Phoenix
Minerals, Inc. and Mr. Matlack verbally agreed to a settlement in which each side agreed to pay its own legal fees and dismiss the suit. Currently, there is no written agreement with respect to the verbal settlement.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         Following is a summary of sales of unregistered securities for the first quarter of 2004. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                                                                               Shares Price Per
First Quarter 2004              Nature of Issuance                  Shares Issued      Value Received               Share
------------------------        --------------------------          --------------     ----------------        -----------------
Douglas Thayer                  Warrants         Exercised                 100,000          $    10,000           $      .10
Mark Potter                     Warrants         Exercised                 100,000               10,000                  .10
David Ayoub                     Warrants         Exercised                 200,000               20,000                  .10
Frank Diegman                   Warrants         Exercised                 500,000               50,000                  .10
Frank Diegman                   Warrants         Exercised                 360,000               36,000                  .10
Frank Diegman                   Warrants         Exercised                 390,000               39,000                  .10
Trace Publishing Co.            Warrants         Exercised                 250,000               25,000                  .10
Magnus Astrom                   Warrants         Exercised                 100,000               10,000                  .10
Pontus Astrom                   Warrants         Exercised                 100,000               10,000                  .10
Colin Kearns                    Warrants         Exercised                 100,000               10,000                  .10
Pontus Astrom                   Warrants         Exercised                 100,000               15,000                  .15
Michael Veit                    Warrants         Exercised                  50,000                5,000                  .10
John Whitney                    Warrants         Exercised                 100,000               10,000                  .10
Mark Potter                     Warrants         Exercised                 100,000               10,000                  .10
Louis Mandakunis                Warrants         Exercised                 100,000               10,000                  .10
                                                                         ---------         ------------           ----------
  Total First Quarter 2004                                               2,650,000         $    270,000           $      .10
                                                                         =========         ============           ==========


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
                                                                         Incorporated by reference to Exhibit 2.1 to the
3.1                 Articles of Incorporation of Golden Phoenix          Company's Registration Statement on Form 10SB12G
                    Minerals, Inc.                                       as filed with the SEC on July 30, 1997

                                                                         Incorporated by reference to Exhibit 2.1 to the
                                                                         Company's Registration Statement on Form 10SB12G
3.2                 Bylaws of Golden Phoenix Minerals, Inc.              as filed with the SEC on July 30, 1997

                                                                         Incorporated by reference to Exhibit 10.2 to the
10.1                Agreement, dated July 22, 1997, by and between       Company's Registration Statement on Form
                    J.D. Welsh & Associates, Inc. and Golden Phoenix     10SB12G/A as filed with the SEC on October 22,
                    Minerals, Inc.                                       1997

10.2                Kennecott Agreement - Option to Purchase with        Incorporated by reference to Exhibit 10.3 to the
                    Exploration Rights, dated September 19,1997, by      Company's Registration Statement on Form
                    and between Kennecott Exploration Company and        10SB12G/A as filed with the SEC on October 22,
                    Golden Phoenix Minerals, Inc.                        1997

                                                                         Incorporated by reference to Exhibit 10.1 to the
10.3                Option Agreement, dated September 1997, by and       Company's Quarterly Report on Form 10-Q for the
                    between S.F. Lewis Trust and Golden Phoenix          period ended September 30, 1997 as filed with the
                    Minerals, Inc.                                       SEC on November 10, 1997

                                                                         Incorporated by reference to Exhibit 10.2A to the
10.4                Amended Supplemental Agreement, dated November 15,   Company's Registration Statement on Form
                    1997, by and between J. D. Welsh & Associates,       10SB12G/A, as filed with the SEC on December 29,
                    Inc. and Golden Phoenix Minerals, Inc.               1997

                                                                         Incorporated by reference to Exhibit 10.4 to the
10.5                Mineral Lease Agreement and Option to Purchase, by   Company's Registration Statement on Form
                    and between Erik Hansen and Golden Phoenix           10SB12G/A, as filed with the SEC on December 29,
                    Minerals, Inc.                                       1997

                                                                         Incorporated by reference to Exhibit 10.5 to the
10.6                Mineral Lease Agreement and Option to Purchase,      Company's Registration Statement on Form
                    dated December 1, 1997, by and between Mack Rife     10SB12G/A, as filed with the SEC on December 29,
                    and Golden Phoenix Minerals, Inc.                    1997

10.7                Financial Consulting Agreement, dated March, 1998,   Incorporated by reference to Exhibit 4.1 to the
                    by and between Market Survey's International, Inc.   Company's Registration Statement on Form S-8, as
                    and Golden Phoenix Minerals, Inc.                    filed with the SEC on April 27, 1998

                                                                         Incorporated by reference to Exhibit 4.1 to the
10.8                Financial Consulting Agreement, by and between       Company's Registration Statement on Form S-8 as
                    Steven Heard and Golden Phoenix Minerals, Inc.       filed with the SEC on September 1, 1998

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
                                                                         Incorporated by reference to Exhibit 4.2 to the
10.9                Financial Consulting Agreement, by and between       Company's Registration Statement on Form S-8 as
                    Jason Bahnman and Golden Phoenix Minerals, Inc.      filed with the SEC on September 1, 1998

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

10.11               Mineral Ridge Mine Sale Agreement, dated October
                    9, 2000, by and between Thomas L. Nimsic (Trustee    Incorporated by reference to Exhibit 2.1 to the
                    for the Chapter 11 bankruptcy estate of Mineral      Company's Current Report on Form 8-K for the
                    Ridge Resources, Inc.) and Golden Phoenix            period ended November 7, 2000, as filed with the
                    Minerals, Inc.                                       SEC on November 22, 2000

                                                                         Incorporated by reference to Exhibit 10.1 to the
10.12               Common Stock Purchase Agreement, dated November      Company's Quarterly Report on Form 10-QSB for the
                    12, 2002, by and between Golden Phoenix Minerals,    period ended September 30, 2002, as filed with
                    Inc. and Fusion Capital Fund II, Inc.                the SEC on November 19, 2002

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

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDEN PHOENIX MINERALS, INC.

Date: May 28, 2004                          By: /s/ Michael R. Fitzsimonds
                                            ------------------------------------
                                            Michael R. Fitzsimonds
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, Principal
                                            Accounting Officer and Director