Form 10QSB
period 2004-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2004-09-10
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

As of August 24, 2004, there were 111,545,766 outstanding shares of the issuer's common stock.

                          GOLDEN PHOENIX MINERALS, INC.

                                FORM 10-QSB INDEX

                                                                                                                 Page Number
                                                                                                                 -----------
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003                                                  3
    Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)                        5
    Statements of Stockholders' Equity (Deficit) (Unaudited)                                                              7
    Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)                                 16
    Notes to Financial Statements                                                                                        18
  Item 2.  Management's Discussion and Analysis or Plan of Operation                                                     23
  Item 3.  Controls and Procedures                                                                                       27

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                             28
  Item 2.  Changes of Securities and Use of Proceeds                                                                     29
  Item 3.  Defaults Upon Senior Securities                                                                               29
  Item 4.  Submission of Matters to a Vote of Security Holders                                                           29
  Item 5.  Other Information                                                                                             29
  Item 6.  Exhibits and Reports on Form 8-K                                                                              29
  Signature Page                                                                                                         32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                       JUNE 30, 2004 AND DECEMBER 31, 2003

                          GOLDEN PHOENIX MINERALS, INC.
                                 Balance Sheets

                                     ASSETS

                                                            June 30,         December 31,
                                                              2004                2003
                                                           -----------       -----------
                                                           (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                               $   203,850       $   442,262
   Receivables                                                     500             1,500
   Prepaid expenses                                            123,838           135,973
   Precious metals inventory                                   302,010           195,476
   Materials and supplies inventory                             48,166            15,985
                                                           -----------       -----------

     Total Current Assets                                      678,364           791,196
                                                           -----------       -----------

PROPERTY AND EQUIPMENT

   Land                                                         57,600            57,600
   Buildings                                                   116,020           103,000
   Vehicles                                                    266,464           175,727
   Computer equipment                                          107,104            98,016
   Office furniture and equipment                               18,221            16,516
   Mining equipment and rolling stock                          918,410           747,196
   Accumulated depreciation                                   (441,832)         (387,437)
                                                           -----------       -----------

     Total Property and Equipment, Net                       1,041,987           810,618
                                                           -----------       -----------

OTHER ASSETS

   Restricted funds - reclamation obligations                1,819,023         1,818,899
   Reclamation asset, net                                    1,863,814         1,879,854
   Prepaid bond insurance premiums                             428,517           475,330
   Mineral property acquisition and development costs          122,836                --
   Assets under construction and repair                         86,505                --
   Deposits                                                     15,711            21,034
                                                           -----------       -----------

     Total Other Assets                                      4,336,406         4,195,117
                                                           -----------       -----------

     TOTAL ASSETS                                          $ 6,056,757       $ 5,796,931
                                                           ===========       ===========

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                June 30,          December 31,
                                                                  2004                2003
                                                               ------------       ------------
                                                                (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                            $    403,277       $    259,148
   Contact property lease obligation                              1,898,250          1,744,250
   Contact property minimum work commitment obligation            1,920,085          1,599,000
   Officers accrued salaries and deferred compensation              512,956            494,519
   Accrued bond premium                                                  --            169,789
   Accrued payroll and related expenses                              63,590             43,456
   Accrued interest                                                     571             28,411
   Other accrued liabilities                                         10,978              6,766
   Current portion of long term debt                                110,063            105,915
   Capital lease obligations-current portion                         35,295             34,807
   Stock subscription payable                                       125,500                 --
   Amounts due to related parties                                   309,423            321,507
                                                               ------------       ------------

     Total Current Liabilities                                    5,389,988          4,807,568
                                                               ------------       ------------

LONG-TERM LIABILITIES

   Reclamation obligation                                         2,283,248          2,218,728
   Convertible notes payable and related accrued interest           737,647            696,001
   Long-term debt                                                   117,827             57,897
   Capital lease obligations                                         20,527             43,038
                                                               ------------       ------------

     Total Long-Term Liabilities                                  3,159,249          3,015,664
                                                               ------------       ------------

     Total Liabilities                                            8,549,237          7,823,232
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value, 50,000,000 shares
    authorized, no shares issued and outstanding                         --                 --
   Common stock, no par value, 150,000,000 shares
    authorized, 108,105,040 and 99,333,470 issued and
    outstanding, respectively                                    18,917,941         17,287,209
   Deferred costs                                                  (283,750)          (591,250)

   Accumulated deficit                                          (21,126,671)       (18,722,260)
                                                               ------------       ------------

     Total Stockholders' Equity (Deficit)                        (2,492,480)        (2,026,301)
                                                               ------------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                        $  6,056,757       $  5,796,931
                                                               ============       ============

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                    For the                            For the
                                              Three Months Ended                    Six Months Ended
                                                   June 30,                             June 30,
                                        -----------------------------       -----------------------------
                                           2004              2003              2004               2003
                                        -----------       -----------       -----------       -----------
REVENUES

   Sale of precious metals              $   376,808       $        --       $   617,796       $        --
                                        -----------       -----------       -----------       -----------

EXPENSES

   Cost of mining operations                497,624                --           986,711                --
   Exploration, mineral property
    lease, minimum work
    commitment expenses                     170,262           194,979           622,740           433,571
   Accretion expense                         32,717            28,332            64,520            54,932
   General and administrative               392,899           210,001           811,577           422,605
   Investor relations and
    professional fees                        89,684           150,804           156,261           278,391
   Salaries and wages                       120,393            68,532           247,542           135,901
   Depreciation and depletion                39,348            32,044            70,435            63,526
                                        -----------       -----------       -----------       -----------

     Total Expenses                       1,342,927          (684,692)        2,959,786         1,388,926
                                        -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                       (966,119)         (684,692)       (2,341,990)       (1,388,926)
                                        -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)

   Interest income                              125             6,325               428            20,814
   Interest expense                         (33,867)          (35,472)          (68,956)          (82,209)
   Precious metal by-product sales
     net of related costs                        --          (122,759)               --          (202,931)
   Other income (expense)                     1,768               740             6,107             1,910
                                        -----------       -----------       -----------       -----------

   Total Other Income (Expense)             (31,974)         (151,166)          (62,421)         (262,416)
                                        -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                $  (998,093)      $  (835,858)      $(2,404,411)      $(1,651,342)
                                        -----------       -----------       -----------       -----------

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Operations (Continued)
                                   (Unaudited)

                                                        For the                              For the
                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                       ---------------------------------       ---------------------------------
                                            2004                2003              2004               2003
                                       -------------       -------------       -------------       -------------
LOSS BEFORE INCOME
 TAXES                                 $    (998,093)      $    (835,858)      $  (2,404,411)      $  (1,651,342)
INCOME TAXES                                      --                  --                  --                  --
                                       -------------       -------------       -------------       -------------

LOSS BEFORE CUMULATIVE
   CHANGE IN ACCOUNTING
   PRINCIPLE                                (998,093)           (835,858)         (2,404,411)         (1,651,342)
                                       -------------       -------------       -------------       -------------

   Cumulative effect of change in
     accounting principle, net of
     no income taxes                              --                  --             693,828
                                       -------------       -------------       -------------       -------------
NET LOSS                               $    (998,093)      $    (835,858)      $  (2,404,411)      $    (957,514)
                                       =============       =============       =============       =============

BASIC LOSS PER SHARE

   Loss before cumulative effect
     of change in accounting
     principle                         $       (0.01)      $       (0.01)      $       (0.02)      $       (0.02)

   Cumulative change in
     accounting principle                         --                  --                  --                0.01
                                       -------------       -------------       -------------       -------------

     Basic loss per share              $       (0.01)      $       (0.01)      $       (0.02)      $       (0.01)
                                       =============       =============       =============       =============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   106,153,037          87,973,916         103,961,839          84,787,936
                                       =============       =============       =============       =============


    The accompanying notes are an integral part of these financial statements

                                           GOLDEN PHOENIX MINERALS, INC.
                                   Statements of Stockholders' Equity (Deficit)

                                                 Common Shares               Stock
                                      ------------------------------      Subscription          Deferred          Accumulated
                                         Shares            Amount          Receivable            Costs             Deficit
                                      ------------      ------------       ------------       ------------       ------------
Balance, December 31, 2002            $ 76,881,842      $ 13,248,089       $   (490,457)      $   (300,000)      $(15,756,200)

Issuance of common stock
  for services                             743,674           269,073                 --                 --                 --

Issuance of common stock for
  cash                                   4,911,305         1,760,000                 --                 --                 --

Issuance of common stock for
  Exploration and property costs           253,800            58,827                 --                 --                 --

Issuance of common stock for
  warrants exercised                    14,940,839         1,563,413            (60,000)                --                 --

Issuance of common stock
  pursuant to a consulting
  agreement                              1,500,000           525,000                 --           (525,000)                --

Issuance of common stock for
  directors fees                            46,830            16,560                 --                 --                 --

Issuance for common stock for
  software maintenance and
  extinguishments of debt                   55,180            22,072                 --                 --                 --

Cash received on stock
  subscription receivable                       --                --            376,430                 --                 --

Change in deferred costs and
  subscription receivable                       --          (155,000)           174,027            233,750                 --

Stock offering costs                            --           (20,825)                --                 --                 --
                                      ------------      ------------       ------------       ------------       ------------

Balance Forward                       $ 99,333,470      $ 17,287,209       $         --       $   (591,250)      $(15,756,200)
                                      ------------      ------------       ------------       ------------       ------------

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                 Common Shares               Stock
                                        ----------------------------      Subscription         Deferred          Accumulated
                                         Shares            Amount          Receivable            Costs             Deficit
                                      ------------      ------------       ------------      ------------       ------------
Balance Forward                       $ 99,333,470      $ 17,287,209       $         --      $   (591,250)      $(15,756,200)

Net loss for the year ended,
  December 31, 2003                             --                --                 --                --         (2,966,060)
                                      ------------      ------------       ------------      ------------       ------------

Balance, December 31, 2003              99,333,470        17,287,209                 --          (591,250)       (18,722,260)

Issuance of common stock for
  warrants exercised (unaudited)         5,719,571           662,790                 --                --                 --

Issuance of common stock for
  cash (unaudited)                       2,768,383           960,340                 --                --                 --

Issuance of common stock for
  services (unaudited)                      50,283            17,602                 --                --                 --

Issuance of common stock for
   extinguishment of debt
   (unaudited)                             233,333            35,000                 --                --                 --

Stock offering costs (unaudited)                --           (45,000)                --            45,000                 --

Amortization of deferred costs
  (unaudited)                                   --                --                 --           262,500                 --

Net loss for the period ended,
  June 30, 2004 (unaudited)                     --                --                 --                --         (2,404,411)
                                      ------------      ------------       ------------      ------------       ------------

Balance, June 30, 2004
  (unaudited)                         $108,105,040      $ 18,917,941       $         --      $   (283,750)      $(21,126,671)
                                      ============      ============       ============      ============       ============

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                For the Six Months Ended
                                                                        June 30,
                                                                2004               2003
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                     $(2,404,411)      $  (957,514)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and depletion                                      70,435            63,526
  Accretion expense                                               64,520            54,932
  Cumulative effect of change in accounting principles                --          (693,828)
  Common stock issued for services                                17,602           157,432
  Common stock issued for exploration and
   property costs                                                     --            58,827
  Amortization of deferred costs                                 262,500                --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts and other receivables            1,000                --
  Decrease in prepaid expenses                                    58,948             9,593
  (Increase) in inventories                                     (138,715)               --
  (Increase) in reclamation asset                                     --        (1,200,196)
  (Increase) in mineral property acquisition
    and development costs                                       (122,836)               --
  (Increase) in asset under construction
    and repair                                                   (86,505)               --
  (Increase) in restricted cash                                     (124)         (538,334)
  Decrease in deposits                                             5,323                --
  Increase (decrease) in accounts payable                        144,129           (52,658)
  Increase in accrued liabilities                                382,342           626,468
  Increase in reclamation obligation                                  --         1,200,196
                                                             -----------       -----------

    Net Cash Used by Operating Activities                     (1,745,792)       (1,271,556)
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                            (220,025)          (34,042)
  Proceeds from sale of investments                                   --                --
                                                             -----------       -----------

    Net Cash Used by Investing Activities                    $  (220,025)      $   (34,042)
                                                             -----------       -----------

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        June 30,
                                                                            -----------------------------
                                                                                2004               2003
                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease obligations                          $   (23,023)      $   (24,912)
   Proceeds from note payable                                                    33,296                --
   Payments on notes payable and long-term debt                                 (31,498)          (14,116)
   Cash receipts on stock subscription receivable/ payable                      125,500           376,430
   Proceeds from exercise of options and warrants                               662,790         1,143,189
   Net proceeds from sale of common stock                                       960,340                --
                                                                            -----------       -----------

     Net Cash Provided by Financing Activities                                1,727,405         1,480,591
                                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  (238,412)          174,993

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR                                   442,262            28,614
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   203,850       $   203,607
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                   $     8,066       $    38,189
   Cash paid for income taxes                                               $        --       $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                                         $    17,602       $   157,432
   Common stock issued for exploration and
     property costs                                                         $        --       $    58,827
   Debt extinguished with the exercise of stock options and
    warrants                                                                $    35,000       $     7,000

    The accompanying notes are an integral part of these financial statements

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE  1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
            United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE  2 - GOING CONCERN

            The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $21,126,671 and a working capital deficit of $4,711,624 at June 30, 2004, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

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

            FASB Statement 123 as amended by FASB Statement 148, "Accounting for Stock-Based Compensation", requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2003: dividend yield of zero percent; expected volatility of 101% risk-free interest rate of 3.5 percent and expected life of 5 years.

            Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have recorded an additional expense of $11,480 for the six months ended June 30, 2004. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                            June 30,
                                                 -------------------------------
                                                    2004               2003
                                                 -----------        -----------
Net loss:
  As reported                                    $(2,404,411)       $  (957,514)
  Pro forma                                      $(2,415,891)       $  (957,514)

Basic loss per share:
  As reported                                    $     (0.02)       $     (0.01)
  Pro forma                                      $     (0.02)       $     (0.01)

A summary of the status of the Company's stock option plans as of June 30, 2004 and changes during the year is presented below:

                                                             Weighted Average
                                               Shares         Exercise Price
                                               ---------       ---------
Outstanding, December 31, 2003                 6,230,715       $    0.24

    Granted                                       38,267            0.44
    Canceled/Expired                                  --              --
    Exercised                                         --              --
                                               ---------       ---------

Outstanding, June 30, 2004                     6,268,982       $    0.24
                                               =========       =========

Exercisable, June 30, 2004                     6,268,982       $    0.24
                                               =========       =========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE  3 - OUTSTANDING STOCK OPTIONS (Continued)

                                   Outstanding                     Exercisable
                  ------------------------------------------  -----------------------
                                    Weighted
                                    Average       Weighted                   Weighted
                      Number       Remaining       Average       Number       Average
                    Outstanding    Contractual    Exercise    Exercisable    Exercise
 Exercise Prices    at 6/30/04       Life           Price      at 6/30/04       Price
 --------------- --------------- -------------  ------------  ----------- ------------

$        0.15       2,465,715        (a)         $ 0.15          2,465,715   $ 0.15
         0.20       1,701,000      2.00            0.20          1,701,000     0.20
         0.37       2,064,000      5.43            0.37          2,064,000     0.37
         0.44          38,267      5.00            0.44             38,267     0.44
                    ---------   ----------     ----------        ----------  -------
$ 0.15 - 0.44       6,268,982      3.90          $ 0.24          6,268,982   $ 0.24
                    =========   ==========     ==========        ==========  =======

(a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

NOTE  4 - OUTSTANDING STOCK WARRANTS

            A summary of the status of the Company's stock warrants as of June 30, 2004 and changes during the year is presented below:

                                                                  Weighted
                                                                   Average
                                                  Shares        Exercise Price
                                                -----------       -----------
Outstanding, December 31, 2003                   12,618,236       $      0.13

    Granted                                              --                --
    Canceled / Expired                             (717,000)             0.10
    Exercised                                    (9,386,237)             0.10
                                                -----------       -----------

Outstanding, June 30, 2004                        2,514,999       $      0.13
                                                ===========       ===========

            The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2004:

 Expiration Date                           Price                  Number
----------------                      ----------                ---------

2004                                  $    0.085                  117,647
2004                                       0.100                  550,000
2004                                       0.150                  506,667
2005                                       0.150                   65,333
2006                                       0.200                  350,000
2006                                       0.250                  925,352
                                                                ---------

                                                                2,514,999
                                                                =========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 5 - SIGNIFICANT AND SUBSEQUENT EVENTS

            On June 29, 2004 there was a fatality at the Mineral Ridge Mine. The Mine, Safety and Health Administration (MSHA) has investigated this incident and the Company has addressed the possibility of a fine being issued in this matter. The amount or extent of any fines or other potential liability, if any, is not presently determinable. Accordingly, no related liability has been recognized.

            Option agreements were executed in May 2004 to acquire land and an idle mill to be used to process high grade ore from the Mineral Ridge property. The estimated purchase price is $940,000 cash and 100,000 shares of the Company's common stock. The estimated cost to refurbish the mill and place it into operation is $2,500,000. Definitive agreements have not been executed.

            Subsequent to June 30, 2004, the Company has issued 3,333,333 shares of common stock for warrants exercised resulting in cash proceeds of $500,000 and issued an additional 3,120,051 shares of common stock for cash proceeds of $650,000.

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

OVERVIEW

      Golden Phoenix Minerals, Inc. is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine. The other three key properties are the Borealis gold-silver project, the Ashdown gold-molybdenum project, and the Contact copper-silver project.

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

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and has also paid an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is managing the project and they have now completed a Phase 1 drilling program to assess the old leach pads. They have also conducted metallurgy on the drill cuttings, and have advanced mine permitting for a possible mine development program to be completed by about mid-2005. They have also taken over paying the monthly lease payments to the Borealis Partnership and have staked a total of 507 claims beyond the 124 leased claims.

      The Ashdown property was originally held through a Letter Agreement with PRS Enterprises with Golden Phoenix managing the project. PRS also had a Letter Agreement with Win-Eldridge Mines, Ltd., which grants the Ashdown property to the three-company venture. This agreement expired on about December 15, 2003 due to the inability of PRS to fulfill their contractual obligations. Negotiations with Win-Eldrich Mines continued, which resulted in a joint venture agreement being signed on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of the project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning three months after the signing, began to pay $5,000 per month until a cash distribution through profitable production is achieved. Currently, permitting activities are underway to build a 100 ton per day pilot mill to process high grade molybdenite ore from an underground mine and to construct a larger mill to process both open pittable gold and molybdenite ore.

      The Contact property is held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allows it to combine deposits within the district allowing for economic mining, which was previously not possible. Mining is planned to be done by open pit and processing by solvent extraction-electro-wining leaching. A drilling and metallurgical program is planned to be conducted in 2004 to advance the project to a feasibility study.

      The Company signed two option agreements; one for the Lone Mountain Mill and the second for the private land on which the mill is located. These transactions were jointly negotiated with two separate owners. Esmeralda Extraction Company, who owns the 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. The purchase of the Lone Mountain Mill would set the stage for Golden Phoenix to fulfill its Phase 2 plans to move into greater gold production by milling the higher grade gold ores from Mineral Ridge.

      The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our four projects and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the common stock purchase agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our four projects. We also intend to explore for undiscovered deposits on these four properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a Joint Venture Agreement executed on January 28, 1998 for the Contact project, a Joint Venture Agreement executed July 19, 2003 with Gryphon Gold Corporation for the Borealis project, and a Joint Venture Agreement executed February 5, 2004 with Win-Eldrich Mines for the Ashdown project. No other joint ventures have been entered into.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and futurecash flow from the Mineral Ridge gold mine. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

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

      The Mineral Ridge property holds three separate economically mineable gold deposits, the Drinkwater, Mary, and Brodie. The combined reserves, at 0.030 troy ounces of gold per ton cut off grade, is 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide. The property further holds exploration potential with identified targets potentially containing additional gold mineralization.

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

      Once the Company filed its reclamation bond and received the required permits, operations began, which included adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk lines, transporting stockpiled ore to the leach pad, and mining new ore from the Brodie and Drinkwater pits.

      Since the Company purchased the property in November 2000, it has produced 3,367 ounces of gold and 2,510 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant and the subsequent operation of the property through June 30, 2004.

      The Company has paid Mary Mining Company $270,000 in advanced royalties since November 2000, of which $240,000 remain in our credit account. As gold production increases, the royalty credit will be drawn down until it reaches zero dollars in the account. At that time then the Company will have to pay full royalty on its gold production from the Mary Mining Company royalty properties.

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

      On May 13, 2003 the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a private Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and an additional $100,000 upon signing the definitive joint venture agreement.

      Gryphon's ongoing work at Borealis through the 2nd Quarter included completing a Phase 1 drilling program to assess the old leach pads, conducted metallurgy on the drill cuttings, and have advanced mine permitting for a possible mine development program to be completed by about mid-2005. They have also taken over paying the monthly lease payments to the Borealis Partnership and have staked a total of 507 claims beyond the 124 leased claims. Golden Phoenix has received an amended confirmation letter from Gryphon stating that they have spent $984,000 on the project through March 31, 2004. The Company has not received any updated information.

      ASHDOWN

      The Ashdown property is held under a joint venture agreement with Win Eldrich Mines, Ltd. The venture was entered into on February 5, 2004 and Golden Phoenix Minerals has the right to earn into 60% of the project by either putting a pilot mill into production and making cash distributions, or spending $5 million over a four year period. Through June 30, 2004 Golden Phoenix Minerals, Inc. has spent $117,461.12 on this project.

      Golden Phoenix has focused on permitting the pilot mill with the Bureau of Land Management and Nevada Department of Environmental Protection, reclaiming old drill roads, construction of a new digital data base and geological studies. This work may lead to a production decision in the next few months.

      LONE MOUNTAIN MILL

      The Lone Mountain Mill is located in Esmeralda County, Nevada. The property is also located about 15 miles west of Tonopah on the south side of U.
S. Highways 6 & 95 and just north of Lone Mountain, a major local landmark. The Company signed two option agreements; one for the mill and the second for the private land the mill is located. These transactions were jointly negotiated with two separate owners. Esmeralda Extraction Company, who owns the 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase for the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill.

      The mill was built in about 1981 at a cost of about $7 million. It operated for nearly 4 years processing tailings from the old Tonopah silver district. During its operation, it processed up to 1,350 tons per day. When the mill was shut down for economic reasons because of falling silver prices, the operator decommissioned the facility so that it could be easily restarted when silver prices improved. They recently lost interest in holding their respective properties and entered into negotiation with Golden Phoenix to sell through an option-to-purchase.

      The purchase of the Lone Mountain Mill would set the stage for Golden Phoenix to fulfill its Phase 2 plans to move into greater gold production by milling the higher grade gold ores from Mineral Ridge. Golden Phoenix plans to use the majority of the mill as it is presently designed, and will add a gravity and primary crushing circuit to handle the Mineral Ridge ore as metallurgical studies have defined. This reconditioning work along with the required permits may take up to a year before the mill can be commissioned. Once full operations are underway, the Company plans to truck Mineral Ridge high-grade ores approximately 43 miles to the mill. These ores will have an approximate economic cut-off grade of 0.1 ounces per ton, but will average much higher in grade. Ore will be mined from the Drinkwater, Mary and other defined open pits as well as the Mary underground operation. The lower grade ores from the open pits will be crushed and put on the Mineral Ridge leach pad to maximize gold production from the mine. Trucking costs are considered minimal when compared to tearing down and rebuilding the mill.

      FATAL ACCIDENT

      On June 29, 2004, Mr. David Miller, Maintenance Supervisor and Senior Mechanic, with 9 years mining experience, was fatally injured at Mineral Ridge. He was operating a water truck and apparently lost control as the truck was traveling down a grade. The truck traveled through a berm and came to rest about 50 feet below the edge of an embankment. The Mine, Safety and Health Administration (MSHA) has conducted a thorough examination of the scene of the accident, has dismantled the water truck, and interviewed employees. The final report on the accident has yet to be issued. There is a possibility Golden Phoenix could be fined in this matter.

WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF EITHER OF THEM MAY HAVE AN ADVERSE EFFECT

         We are dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Chairman of the Board of Directors, and Steven D. Craig, Vice-President and Director. The loss of either of these individuals could force us to curtail our business and operations. We currently have key person insurance on these individuals through $500,000 life policies.

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

CRITICAL ACCOUNTING POLICIES

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the December 31, 2003 Financial Statements included in the December 31, 2003 Form 10-QSB.

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

      With respect to the Ashdown Property, the Company has conducted an evaluation of the existing and newly obtained information and geological data regarding the property and has determined that there is a reasonable basis for concluding that reserves exist on the Ashdown Property. Accordingly, the Ashdown Property has been determined to be a development property with additional development work to be performed.

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

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2003 AND FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2003.

      We generated $376,080 and $617,796 revenue for the three-month and six-months ended June 30, 2004 respectively from the sale of precious metals as compared to no revenue for the three-month and six-months ended June 30, 2003.

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

         The following table describes the results of operations for the second quarter ended June 30, 2004 compared to second quarter ended June 30, 2003 for selected expenses.

0DESCRIPTION                                      2004            2003        DIFFERENCE
-----------------------------------------       --------       ---------      ----------
Interest Expense (1)                            $  33,867      $  35,472      $  (1,608)
Plant Operations (2)                              497,624              0        497,624
Metal Sales (3)                                   376,808              0        376,808
Exploration (4)                                   170,262        194,979        (24,717)
General & Administrative (5)                      392,899        210,001        182,898
Salaries & Wages (6)                              120,393         68,532         51,861
Investor Relations & Professional Fees (7)         89,684        150,504         61,120

----------

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

(4) Activity has increased at the Ashdown Mine to include increased on-site payroll for drill rig activity. Continued development of the Mineral Ridge Mine and a new crushing system was implemented during the second quarter.

(5) The increase is payroll and fringe benefits as a result of continued start-up. Significant costs were incurred for insurance as reflected by increased payroll.

(6) The change in professional payrolls for the period is due to more staff required for operational needs at the Ashdown Mine.

(7)   The decrease relates primarily to reduced legal and accounting costs.

      Operating expenses for the second quarter totaled $1,342,927 for 2004, as compared to $684,692 for 2003, an increase of $658,235 or 196%. The increase is due primarily to operational costs associated with the Mineral Ridge Mine.

      The following table describes the results of operations for the Six-Month Period Ending June 30, 2004 compared to the Six-Month Period ended June 30, 2003 for selected expenses.

0DESCRIPTION                                        2004             2003          DIFFERENCE
-----------------------------------------       -----------      -----------      ------------
Interest Expense (1)                            $    68,956      $    82,209      $   (13,253)
Plant Operations (2)                              1,832,014          764,864        1,067,150
Metal Sales (3)                                     617,796                0          617,796
Exploration (4)                                     622,743          433,571          189,172
General & Administrative (5)                        821,577          427,836          393,741
Salaries & Wages (6)                                247,542          135,901          111,641
Investor Relations & Professional Fees (7)          156,261          278,391         (122,130)

----------

(1) The change in the interest expense is primarily due to the change in accrual of interest on unpaid debt to company officers and shareholders and several notes with reduced interest rates.

(2) The change in plant operation costs is due to commencement of operations of the Mineral Ridge Mine, which required an increase in payroll and operating supplies.

(3)   Recording of sales for gold and silver where made.

(4) Activity has increased at the Ashdown Mine to include increased on-site payroll for drill rig activity. Continued development of the Mineral Ridge Mine and a new crushing system was implemented during the second quarter of 2004.

(5) The increase is payroll and fringe benefits as a result of operational start-up at Mineral Ridge. Significant costs were incurred for insurance as reflected by increased payroll.

(6) The change in professional payrolls for the period is due to staff required for operational needs at the Ashdown Mine.

(7)   The decrease is primarily to reduced legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

      Since Golden Phoenix's incorporation in June 1997, we have incurred an accumulated deficit of $21,126,671 through June 30, 2004.

      As of June 30, 2004, we had $203,850 in cash and a working capital deficit of $4,711,624. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, and the Ashdown Mine. We anticipate expenditures for year 2004 for general and administrative expenses to be approximately at the same quarterly levels for the remainder of the year. Exploration and holding expenditures for the remaining year are expected to include $70,000 for the Mineral Ridge gold mine, $200,000 for the Contact Property, $80,000 for the International Enexco Contact joint venture, no cost for the Borealis project, $30,000 for future Nevada land holding costs and $25,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of June 30, 2004, the total liability for lease payments and work commitments to Enexco was $1,920,085. The President of Enexco has deferred the current late payments for a later time. Payments have been made for the year 2004 through the end of June. The payments are payable in cash. As of June 30, 2004, the total liability owed to F.W. Lewis was $12,500 for the exploration license, $1,898,250 for the bi-annual stock distribution and $1,488,085 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

      In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. There is $1,819,023 on deposit with the bonding company, plus any interest, that is available to pay those reclamation costs in the future. In addition, an additional premium in the amount of $518,541 was paid as part of a twelve year insurance policy associated with the reclamation bond which is being amortized over the life of the policy with an additional $11,311 annual premium.

      During the three months ended June 30, 2004, our liquidity needs were met from: (i) $788,290 from the exercise of common stock warrants; (ii) $960,340 from the Fusion Capital funding; and (iii) $376,808 from the sale of precious metals produced from the Mineral Ridge Min. As of June 30, 2004, we had 108,105,040 shares of common stock outstanding, which we have recognized as $18,917,941 of paid in capital including cash and services. As of June 30, 2004, we have current assets of $678,364 compared to current liabilities of $5,389,988 resulting in a working capital deficit of $4,711,624. .

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

      During the three months ended June 30, 2004, we raised approximately $1,623,130 from the exercise of warrants that convert to restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs and operations at Mineral Ridge and the Ashdown Mine.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada corporation. Gryphon is not an affiliate of the Company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive joint venture agreement. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have yet to establish any history of profitable operations. We incurred an operating loss of $2,404,411 during the six months ended June 30, 2004. At June 30, 2004, we had an accumulated deficit of $21.1 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near term. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.

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

WE HAVE ACQUIRED ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      We do not currently have sufficient financial resources to fund our operations. As of June 30, 2004, we had an accumulated working capital deficit of $21.1 million. Therefore, we need additional funds to continue these operations. Upon effectiveness of the registration statement which we are filing pursuant to the common stock purchase agreement with Fusion Capital, we only have the right to receive $15,000 per trading day under such agreement unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

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

THE VALIDITY OF OUR UNPATENTED MINING CLAIMS COULD BE CHALLENGED, WHICH COULD FORCE US TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS

      A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable. Because mining claims are self- initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than those of Golden Phoenix. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged. Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No title insurance is available for mining. In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.

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

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY THE EXPLORATION AND DEVELOPMENT OF OUR MINES AND IMPOSE SIGNIFICANT COSTS ON US

      We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and copper ore mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation. The impact of bonding the Mineral Ridge Mine has been significant. The estimated and agreed-upon reclamation cost of the Mineral Ridge property increased from $1.64 million in 1996 to $2.7 million in 2003, an increase of approximately $1.06 million or 65%. The increase was not a result of changes in the required work to be completed, but rather it was a result of changes in the administrative costs of the reclamation and changes with respect to how leach pads and tailing dams are reclaimed. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue the surety bond. This addition of cash collateral for the bond had a significant impact on our ability to bring the Mineral Ridge property into production. We have satisfied all cash collateral requirement for the surety bond and the bond is in place. We now have annual premiums of approximately $11,300, decreasing annually as the surety limits decrease. We anticipate meeting this obligation from funds generated by future revenue. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease operations.

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

MINERAL EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE

      Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

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

THE PRICE OF ALL MINERALS IS HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF ANY MINERAL CAN HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF EITHER OF THEM MAY HAVE AN ADVERSE EFFECT

      We are dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Chairman of the Board of Directors, and Steven D. Craig, Vice-President and Director. The loss of either of these individuals could force us to curtail our business and operations. We currently have key person insurance on these individuals.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are, at this date, no Legal Proceedings or actions against the company or on behalf of the company.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

      Following is a summary of sales of unregistered securities for the six-months ending June 30, 2004. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

Six-Month Period               Nature of Issuance                   Shares Issued      Value Received            Share
--------------------------     ----------------------------         --------------     ----------------     ----------------
Douglas Thayer                 Warrants           Exercised                100,000          $    10,000           $      .10
Mark Potter                    Warrants           Exercised                100,000               10,000                  .10
David Ayoub                    Warrants           Exercised                200,000               20,000                  .10
Frank Diegman                  Warrants           Exercised                500,000               50,000                  .10
Frank Diegman                  Warrants           Exercised                360,000               36,000                  .10
Frank Diegman                  Warrants           Exercised                390,000               39,000                  .10
Trace Publishing Co            Warrants           Exercised                250,000               25,000                  .10
Magnus Astrom                  Warrants           Exercised                100,000               10,000                  .10
Pontus Astrom                  Warrants           Exercised                100,000               10,000                  .10
Colin Kearns                   Warrants           Exercised                100,000               10,000                  .10
Pontus Astrom                  Warrants           Exercised                100,000               15,000                  .15
Michael Veit                   Warrants           Exercised                 50,000                5,000                  .10

John W Whitney                 Warrants           Exercised                100,000               10,000                  .10

Mark Potter                    Warrants           Exercised                100,000               10,000                  .10

Louis Mandakunis               Warrants           Exercised                100,000               10,000                  .10

John W Whitney                 Warrants           Exercised                100,000               10,000                  .10
David & Donnie Skomia          Warrants           Exercised                100,000               10,000                  .10
Robert & Peter D'Addario       Warrants           Exercised                 66,667               10,000                  .15
John W Whitney                 Warrants           Exercised                 51,450                5,145                  .10
Ralph Kettell                  Warrants           Exercised                150,000               15,000                  .10
John W Whitney                 Warrants           Exercised                 51,450                5,145                  .10
Michael Veit                   Warrants           Exercised                 50,000                5,000                  .10
Michael Fitzsimonds            Compensation       Exercised                  1,563                  500                  .32
Steven Craig                   Compensation       Exercised                  1,563                  500                  .32
David Caldwell                 Compensation       Exercised                  1,563                  500                  .32
Ronald Parratt                 Compensation       Exercised                  1,563                  500                  .32
Allan Marter                   Compensation       Exercised                  1,563                  500                  .32
Julie Marie Stephens           Warrants           Exercised                100,000               10,000                  .10
William & Elena Kelly          Warrants           Exercised                100,000               10,000                  .10
Taylor Hard Money              Warrants           Exercised                400,000               60,000                  .15
Rob Robinson                   Warrants           Exercised                100,000               15,000                  .15
Whitney & Whitney              Debt               Exercised                  8,552                2,500                  .29
Rob Martin                     Warrants           Exercised                260,000               39,000                  .15
Gerald Moulin                  Warrants           Exercised                 20,000                3,000                  .15
Robert Robinson                Warrants           Exercised                146,669               22,000                  .15
Twain & Bonnie Walker          Warrants           Exercised                200,000               30,000                  .15
Philip & Victoria Stewart      Warrants           Exercised                 73,333               11,000                  .15
William & Elena Kelly          Warrants           Exercised                200,000               30,000                  .15
Munday-Maxwell & Gaylene
  Associates                   Warrants           Exercised                500,000               50,000                  .10
Drossel Living Trust           Warrants           Exercised                233,333               35,000                  .15
                                                                         ---------         ------------           ----------
  Total Six-Month Period                                                 5,569,269         $    650,290           $      .12
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS:

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------------------------------------------      ----------------------------------------------------------
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

21                  Subsidiaries of Golden Phoenix Minerals, Inc.        Incorporated  by  reference  to Exhibit 21 to the
                                                                         Company's  Annual Report on Form 10-KSB for the year ended
                                                                         December 31, 1998,  with the SEC on October 27, 1999

         (B)      REPORTS ON FORM 8-K:

         None
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN PHOENIX MINERALS, INC.

Date:    September 10, 2004             By:/s/ Michael R. Fitzsimonds
                                        ----------------------------------------
                                        Michael R. Fitzsimonds
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Principal
                                        Accounting Officer and Director