Form 10QSB
period 2004-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2004-11-17
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                         Commission File Number 0-22905

                          GOLDEN PHOENIX MINERALS, INC.
             (Exact Name of Registrant as specified in its charter)

           Minnesota                                      41-1878178
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification Number)

           1675 East River Prater Way, Sparks, NV            89434
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

As of November 15, 2004, there were 116,369,871 outstanding shares of the issuer's common stock.

                          GOLDEN PHOENIX MINERALS, INC.

                                FORM 10-QSB INDEX

                                                                                                  Page Number

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003                                3
    Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)     5
    Statements of Stockholders' Equity (Deficit) (Unaudited)                                                 7
    Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)              11
    Notes to Financial Statements                                                                           13
  Item 2.  Management's Discussion and Analysis or Plan of Operation                                        17
  Item 3.  Controls and Procedures                                                                          31

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                32
  Item 2.  Changes of Securities and Use of Proceeds                                                        32
  Item 3.  Defaults Upon Senior Securities                                                                  33
  Item 4.  Submission of Matters to a Vote of Security Holders                                              33
  Item 5.  Other Information                                                                                33
  Item 6.  Exhibits and Reports on Form 8-K                                                                 33
  Signature Page                                                                                            36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                          GOLDEN PHOENIX MINERALS, INC.
                                 Balance Sheets

                                     ASSETS

                                                     September 30,  December 31,
                                                         2004           2003
                                                     -----------    -----------
                                                     (Unaudited)

         CURRENT ASSETS

   Cash and cash equivalents                         $   131,978    $   442,262
   Receivables                                             3,906          1,500
   Prepaid expenses                                      169,695        135,973
   Precious metals inventory                             140,037        195,476
   Materials and supplies inventory                       38,932         15,985
                                                     -----------    -----------

     Total Current Assets                                484,548        791,196
                                                     -----------    -----------

PROPERTY AND EQUIPMENT

   Land                                                   57,600         57,600
   Buildings                                             116,020        103,000
   Vehicles                                              266,463        175,727
   Computer equipment                                    107,135         98,016
   Office furniture and equipment                         18,221         16,516
   Mining equipment and rolling stock                  1,028,351        747,196
   Accumulated depreciation                             (480,524)      (387,437)
                                                     -----------    -----------

     Total Property and Equipment, Net                 1,113,266        810,618
                                                     -----------    -----------

OTHER ASSETS

   Restricted funds - reclamation obligations          1,848,823      1,818,899
   Reclamation asset, net                              1,854,879      1,879,854
   Prepaid bond insurance premiums                       417,715        475,330
   Assets under construction and repair                  249,783             --
   Deposits                                               15,711         21,034
                                                     -----------    -----------

     Total Other Assets                                4,386,911      4,195,117
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 5,984,725    $ 5,796,931
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             September 30,      December 31,
                                                                 2004               2003
                                                            ---------------    ---------------
                                                              (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                         $       671,962    $       259,148
   Contact property lease obligation                              2,005,250          1,744,250
   Contact property minimum work commitment obligation            2,061,527          1,599,000
   Officers accrued salaries and deferred compensation              511,269            494,519
   Accrued bond premium                                                  --            169,789
   Accrued payroll and related expenses                             136,004             43,456
   Accrued interest                                                   2,000             28,411
   Other accrued liabilities                                          2,199              6,766
   Current portion of long term debt                                199,116            105,915
   Capital lease obligations-current portion                         34,540             34,807
   Stock subscription payable                                        30,000                 --
   Amounts due to related parties                                   299,385            321,507
                                                            ---------------    ---------------

     Total Current Liabilities                                    5,953,252          4,807,568
                                                            ---------------    ---------------

LONG-TERM LIABILITIES

   Reclamation obligation                                         2,317,792          2,218,728
   Convertible notes payable and related accrued interest           758,698            696,001
   Long-term debt                                                   105,464             57,897
   Capital lease obligations                                         11,786             43,038
                                                            ---------------    ---------------

     Total Long-Term Liabilities                                  3,193,740          3,015,664
                                                            ---------------    ---------------

     Total Liabilities                                            9,146,992          7,823,232
                                                            ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value, 50,000,000 shares
    authorized, no shares issued and outstanding                         --                 --
   Common stock, no par value, 150,000,000 shares
    authorized, 114,554,686 and 99,333,470 issued and
    outstanding, respectively                                    20,035,917         17,287,209
   Deferred costs                                                  (217,500)          (591,250)
   Accumulated deficit                                          (22,980,684)       (18,722,260)
                                                            ---------------    ---------------

     Total Stockholders' Equity (Deficit)                        (3,162,267)        (2,026,301)
                                                            ---------------    ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                     $     5,984,725    $     5,796,931
                                                            ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                For the                      For the
                                          Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                     --------------------------    --------------------------
                                        2004           2003           2004           2003
                                     -----------    -----------    -----------    -----------

REVENUES

   Sale of precious metals           $   475,893    $        --    $ 1,093,689    $        --
                                     -----------    -----------    -----------    -----------

EXPENSES

   Cost of mining operations           1,096,730             --      2,083,441             --
   Exploration, mineral property
    lease, minimum work
    commitment expenses                  450,164        288,124      1,195,740        721,695
   Accretion expense                      53,542         31,800        118,062         86,732
   General and administrative            300,902        346,751      1,112,479        769,356
   Investor relations and
    professional fees                     31,550        142,646        187,811        421,037
   Salaries and wages                    181,439         66,276        428,981        202,177
   Depreciation and depletion             48,971         34,243        119,406         97,769
                                     -----------    -----------    -----------    -----------

     Total Expenses                    2,163,298        909,840      5,245,920      2,298,766
                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                  (1,687,405)      (909,840)    (4,152,231)    (2,298,766)
                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Interest income                            --            147            428         20,961
   Interest expense                      (46,075)       (42,697)      (115,031)      (124,906)
   Gain on sale of fixed assets               --          1,290             --          1,290
   Sale of interest in mineral
     property                                 --        125,000             --        125,000
   Precious metal by-product sales
     net of related costs                     --       (227,455)            --       (430,386)
   Other income (expense)                  2,303          6,558          8,410          8,468
                                     -----------    -----------    -----------    -----------

     Total Other Income (Expense)        (43,772)      (137,157)      (106,193)      (399,573)
                                     -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES             $(1,731,177)   $(1,046,997)   $(4,258,424)   $(2,698,339)
                                     -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.

                                   (Unaudited)


                                                For the                            For the
                                          Three Months Ended                 Nine Months Ended
                                             September 30,                       September 30,
                                     ------------------------------    ------------------------------
                                          2004             2003             2004             2003
                                     -------------    -------------    -------------    -------------


LOSS BEFORE INCOME TAXES             $  (1,731,177)   $  (1,046,997)   $  (4,258,424)   $  (2,698,339)

INCOME TAXES                                    --               --               --               --
                                     -------------    -------------    -------------    -------------

LOSS BEFORE CUMULATIVE
   CHANGE IN ACCOUNTING
   PRINCIPLE                            (1,731,177)      (1,046,997)      (4,258,424)      (2,698,339)
                                     -------------    -------------    -------------    -------------
   Cumulative effect of change in
     accounting principle, net of
     no income taxes                            --               --               --          693,828
                                     -------------    -------------    -------------    -------------

NET LOSS                             $  (1,731,177)   $  (1,046,997)   $  (4,258,424)   $  (2,004,511)
                                     =============    =============    =============    =============
BASIC LOSS PER SHARE

   Loss before cumulative effect
     of change in accounting
     principle                       $       (0.02)   $       (0.01)   $       (0.04)   $       (0.03)
   Cumulative change in
     accounting principle                       --               --               --             0.01
                                     -------------    -------------    -------------    -------------
     Basic loss per share            $       (0.02)   $       (0.01)   $       (0.04)   $       (0.02)
                                     =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 110,274,443       91,895,964      105,312,658       87,183,316
                                     =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                  Statements of Stockholders' Equity (Deficit)



                                          Common Shares              Stock
                                   ---------------------------    Subscription      Deferred       Accumulated
                                      Shares         Amount        Receivable        Costs           Deficit
                                   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2002           76,881,842   $ 13,248,089    $   (490,457)   $   (300,000)   $(15,756,200)

Issuance of common stock
  for services                          743,674        269,073              --              --              --

Issuance of common stock for
  cash                                4,911,305      1,760,000              --              --              --

Issuance of common stock for
  Exploration and property costs        253,800         58,827              --              --              --

Issuance of common stock for
  warrants exercised                 14,940,839      1,563,413         (60,000)             --              --

Issuance of common stock
  pursuant to a consulting
  agreement                           1,500,000        525,000              --        (525,000)             --

Issuance of common stock for
  directors fees                         46,830         16,560              --              --              --

Issuance for common stock for
  software maintenance and
  extinguishments of debt                55,180         22,072              --              --              --

Cash received on stock
  subscription receivable                    --             --         376,430              --              --

Change in deferred costs and
  subscription receivable                    --       (155,000)        174,027         233,750              --

Stock offering costs                         --        (20,825)             --              --              --
                                   ------------   ------------    ------------    ------------    ------------

Balance Forward                      99,333,470   $ 17,287,209    $         --    $   (591,250)   $(15,756,200)
                                   ------------   ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Stock
                                           Common Shares           Subscription    Deferred       Accumulated
                                    ---------------------------
                                      Shares         Amount        Receivable        Costs          Deficit
                                   ------------   ------------    ------------   ------------    ------------

Balance Forward                      99,333,470   $ 17,287,209    $         --   $   (591,250)   $(15,756,200)

Net loss for the year ended,
  December 31, 2003                          --             --              --             --      (2,966,060)
                                   ------------   ------------    ------------   ------------    ------------

Balance, December 31, 2003           99,333,470     17,287,209              --       (591,250)    (18,722,260)

Issuance of common stock for
  warrants exercised (unaudited)      8,977,904      1,134,040              --             --              --

Issuance of common stock for
  cash (unaudited)                    5,888,434      1,610,340              --             --              --

Issuance of common stock for
  services (unaudited)                  121,547         36,828              --             --              --

Issuance of common stock for
   extinguishment of debt
   (unaudited)                          233,333         35,000              --             --              --

Stock offering costs (unaudited)             --        (67,500)             --         67,500              --

Amortization of deferred costs
  (unaudited)                                --             --              --        306,250              --

Net loss for the period ended,
  September 30, 2004
  (unaudited)                                --             --              --             --      (4,258,424)
                                   ------------   ------------    ------------   ------------    ------------
Balance, September 30, 2004
  (unaudited)                       114,554,688   $ 20,035,917    $         --   $   (217,500)   $(22,980,684)
                                   ============   ============    ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                         --------------------------
                                                             2004           2003
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $(4,258,424)   $(2,004,511)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and depletion                                 118,062         97,769
  Accretion expense                                           99,064         86,732
  Cumulative effect of change in accounting principles            --       (693,828)
  Common stock issued for services                            36,828        173,738
  Common stock issued for exploration and
   property costs                                                 --         58,827
  Amortization of deferred costs                             306,250         87,500
Changes in operating assets and liabilities:
  (Increase) in accounts and other receivables                (2,406)            --
  (Increase) decrease in prepaid expenses                     23,893        (43,665)
  Decrease (increase) in inventories                          32,492             --
  (Increase) in reclamation asset                                 --     (1,200,196)
  (Increase) in asset under construction
    and repair                                              (149,783)            --
  (Increase) in restricted cash                              (29,924)      (538,334)
  Decrease in deposits                                         5,323             --
  Increase (decrease) in accounts payable                    412,814        (10,734)
  Increase in accrued liabilities                            705,174        967,370
  Increase in reclamation obligation                              --      1,200,196
                                                         -----------    -----------

    Net Cash Used by Operating Activities                 (2,700,637)    (1,819,136)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                        (329,996)       (62,446)
                                                         -----------    -----------

    Net Cash Used by Investing Activities                $  (329,996)   $   (62,446)
                                                         -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                             2004           2003
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on capital lease obligations                       $   (31,519)   $   (34,222)
   Proceeds from note payable                                                 33,296             --
   Payments on notes payable and long-term debt                              (55,808)       (36,058)
   Cash receipts on stock subscription receivable/ payable                    30,000        376,430
   Proceeds from exercise of options and warrants                          1,134,040      1,395,079
   Stock offering costs                                                           --        (20,825)
   Net proceeds from sale of common stock                                  1,610,340        260,000
                                                                         -----------    -----------

     Net Cash Provided by Financing Activities                             2,720,349      1,940,404
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               (310,284)        58,822

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR                                442,262         28,614
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   131,978    $    87,436
                                                                         ===========    ===========


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                $    16,428    $    43,188
   Cash paid for income taxes                                            $        --    $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                                      $    36,828    $   173,738
   Common stock issued for exploration and
     property costs                                                      $        --    $    58,827
   Debt extinguished with the exercise of stock options and
    warrants                                                             $    35,000    $     7,000
   Common stock issued for debt payment and related interest             $        --    $    42,600

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the
              Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $22,980,684 and a working capital deficit of $5,468,704 at September 30, 2004, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

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

              Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have recorded an additional expense of $11,480 for the nine months ended September 30, 2004. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                    September 30,
                                            ------------------------------
                                                 2004             2003
                                            -------------    -------------
              Net loss:
                As reported                 $  (4,258,424)   $  (2,004,511)
                Pro forma                   $  (4,269,904)   $  (2,004,511)

              Basic loss per share:
                As reported                 $       (0.04)   $       (0.02)
                Pro forma                   $       (0.04)   $       (0.02)

              A summary of the status of the Company's stock option plans as of September 30, 2004 and changes during the year is presented below:

                                                                    Weighted
                                                                    Average
                                                    Shares       Exercise Price
                                                --------------   --------------

              Outstanding, December 31, 2003         6,230,715   $         0.24

                  Granted                               38,267             0.44
                  Canceled/Expired                          --               --
                  Exercised                                 --               --
                                                --------------   --------------
              Outstanding, September 30, 2004        6,268,982   $         0.24
                                                ==============   ==============

              Exercisable, September 30, 2004        6,268,982   $         0.24
                                                ==============   ==============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 -      OUTSTANDING STOCK OPTIONS (Continued)

                                                    Outstanding                        Exercisable
                                       -------------------------------------   --------------------------
                                                      Weighted
                                                      Average        Weighted                   Weighted
                                         Number      Remaining       Average       Number       Average
                                      Outstanding   Contractual      Exercise   Exercisable     Exercise
              Exercise Prices          at 9/30/04        Life         Price      at 9/30/04      Price
              ---------------         -----------   -----------   -----------   -----------   -----------

                  $ 0.15                2,465,715           (a)   $      0.15     2,465,715   $      0.15
                    0.20                1,701,000          2.00          0.20     1,701,000          0.20
                    0.37                2,064,000          5.43          0.37     2,064,000          0.37
                    0.44                   38,267          5.00          0.44        38,267          0.44
                                      -----------   -----------   -----------   -----------   -----------

                  $ 0.15 - 0.44         6,268,982          3.90   $      0.24     6,268,982   $      0.24
                                      ===========   ===========   ===========   ===========   ===========

              (a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

NOTE 4 -      OUTSTANDING STOCK WARRANTS

              A summary of the status of the Company's stock warrants as of September 30, 2004 and changes during the year is presented below:

                                                                           Weighted
                                                                            Average
                                                         Shares          Exercise Price
                                                     ---------------    ---------------

              Outstanding, December 31, 2003              12,618,236    $          0.13

                  Granted                                         --                 --
                  Canceled / Expired                      (1,223,667)              0.10
                  Exercised                               (9,736,237)              0.10
                                                     ---------------    ---------------

              Outstanding, September 30, 2004              1,658,332    $          0.13
                                                     ===============    ===============

              The  following   summarizes  the  exercise  price  per  share  and
              expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2004:

              Expiration Date           Price               Number
              ---------------         ---------           ---------

               2004                   $  0.085             117,647
               2004                      0.100             200,000
               2005                      0.150              65,333
               2006                      0.200             350,000
               2006                      0.250             925,352
                                                         ---------

                                                         1,308,332
                                                         =========

NOTE 5 -    SUBSEQUENT EVENTS

            On October 21, 2004, the Company put into escrow $16,920 with Cow County Title. The escrow is for the purchase of approximately 1,200 acres of land for a total purchase price of $360,000. This land is required for the construction of the Lone Mountain Mill.

            The Company acquired a pilot mill by issuing a $100,000 note and paid $100,000 in cash. The plant was located in Kingston Nevada and has been disassembled and relocated to the Ashdown Mine site. Terms of the agreement allow for relocation and reclamations costs to be credited against the $100,000 note.

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

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. To date Gryphon has paid Golden Phoenix $125,000. Gryphon Gold is managing the project. Gryphon Gold has taken over paying the monthly lease payments to the Borealis Partnership and have staked a total of 507 claims beyond the 124 leased claims.

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

      The Contact property is held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allows it to combine deposits within the district allowing for economic mining, which was previously not possible. Mining is planned to be done by open pit and processing by solvent extraction-electro-wining leaching. A drilling program was begun at the start of the fourth quarter in order to both infill between older drill holes and to step out in areas that show copper mineralization. This drilling along with some planned metallurgical work will be done to advance the project to a feasibility study.

      The Company signed two option agreements; one for the Lone Mountain Mill and the second for the private land on which the mill is located. These transactions were jointly negotiated with two separate owners. Esmeralda Extraction Company, who owns the 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. The purchase of the Lone Mountain Mill would set the stage for Golden Phoenix to fulfill its Phase 2 plans to move into greater gold production by milling the higher grade gold ores from Mineral Ridge. To date, These options have not been exercised by Golden Phoenix.

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

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and future cash flow from the Mineral Ridge gold mine. We anticipate that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

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

      Since the Company purchased the property in November 2000, it has produced 4,271 ounces of gold and 3,171 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant and the subsequent operation of the property through September 30, 2004.

      The Company has paid Mary Mining Company $270,000 in advanced royalties since November 2000, of which $219,000 remain in our credit account. As gold production increases, the royalty credit will be drawn down until it reaches zero dollars in the account. At that time then the Company will have to pay full royalty on its gold production from the Mary Mining Company royalty properties.

      Increased fuel costs at Mineral Ridge have impacted the overall operation. The Company uses off road red diesel for its fleet of mining equipment at the rate of 10,000 gallons per week. The cost for this fuel has not changed over the quarter, but from the beginning of the year, it has risen $0.37 to an average price of $1.47 per gallon.

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

      Gryphon Gold has met their first year work obligation of $800,000 as part of its Phase One program to produce gold. Gryphon Gold has spent a total of $1.78 million through July 31, 2004 within a budget of $2.16 million. Gryphon anticipates spending about $5.2 million to complete Phase One of the program of bringing the unspent oxide heaps, dumps and stockpiles to production.

      Gryphon Gold reported numerous accomplishments in their effort to reactivate the Borealis gold mine. This work included the completed 43-101 compliant Preliminary Scoping Study accrediting the nearly 1.5 million ounce gold resource and recommending immediate restarting of the mine. They also completed the permitting and bonding of a proposed 137 drill holes and all geo-technical work required for construction of the initial production facilities. During the summer Gryphon completed a heap and stockpile confirmation drilling program, which proved successful as the basis for continuing their Phase One Plan. Gryphon has also completed detailed costing, flow sheet development and confirmation metallurgical testing and preliminary equipment sourcing. And finally, completed and submitted the Plan of Operation for permitting heap leaching and mining of ore.

      Gryphon Gold reported that they digitized and reevaluated the entire drill database and have increased the overall mineral resource. Using a 0.01 ounce per ton gold cut-off grade, they reported 43.3 million tons at 0.034 ounces per ton for 1,481,200 ounces of gold. They further have evaluated the overall district where they have identified an additional 3 to 6 million ounces. They have also taken over paying the monthly lease payments to the Borealis Partnership and have staked a total of 507 claims beyond the 124 leased claims.

      Ashdown

      The Ashdown property is held under a joint venture agreement with Win Eldrich Mines, Ltd. The venture was entered into on February 5, 2004 and Golden Phoenix Minerals has the right to earn into 60% of the project by either putting a pilot mill into production and making cash distributions, or spending $5 million over a four year period. Through September 30, 2004 Golden Phoenix Minerals, Inc. has spent $387,362 on this project.

      Golden Phoenix has obtained and reviewed all the evaluation reports on proven and probable reserves for the Ashdown property and has confidence that these evaluations reflect an economic ore body. The Company has also conducted an economic analysis of a proposed mining operation and has determined that the molybdenum and gold deposits can be economically mined.

      Golden Phoenix has focused on permitting the pilot mill with the Bureau of Land Management and Nevada Department of Environmental Protection. Other activities include reclaiming old drill roads, construction of a new digital data base and geological studies. This work may lead to a production decision in the next few months. During the third quarter the Company conducted a nine hole drilling program designed to infill and test the Sylvia molybdenum vein both along strike, up dip and down dip. Assay results for this drilling returned molybdenum values from nil to over 10 percent.

      Subsequent to this reporting period the company acquired by issuing a $100,000 note and paid $100,000 in cash for a pilot mill located in Kingston Nevada. The agreement is that relocation of the plant and reclamation of the original mill site costs will be credits to the $100,000 note payable.

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

      The mill was built in about 1981 at a cost of about $7 million. It operated for nearly 4 years processing tailings from the old Tonopah silver district. During its operation, it processed up to 1,350 tons per day. When the mill was shut down for economic reasons because of falling silver prices, the operator decommissioned the facility so that it could be easily restarted when silver prices improved. They recently lost interest in holding their respective properties and entered into negotiation with Golden Phoenix to sell through an option-to-purchase. To date, these options have not been exercised by Golden Phoenix.

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

      On October 21, 2004, the Company put into escrow $16,920 with Cow County Title. The escrow is for the purchase of approximately 1,200 acres of land for a total purchase price of $360,000. This land is required for the construction of the Lone Mountain Mill.

      Fatal Accident

      On June 29, 2004, Mr. David Miller, Maintenance Supervisor and Senior Mechanic, with 9 years mining experience, was fatally injured at Mineral Ridge. He was operating a water truck and apparently lost control as the truck was traveling down a grade. The Mine, Safety and Health Administration (MSHA) has issued their final report on the accident and they concluded that the accident was caused by the failure to maintain all braking systems on the truck in a functional condition. Equipment safety checks had not been routinely performed and the equipment had not been repaired or removed from operation. There is a possibility Golden Phoenix could be fined in this matter.

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

      With respect to the Ashdown Property, the Company has conducted an evaluation of the existing and newly obtained information and geological data regarding the property and has determined that there is a reasonable basis for concluding that gold and molybdenum reserves exist on the Ashdown Property. Accordingly, the Ashdown Property has been determined to be a development property with additional development work to be performed.

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

      Environmental Matters. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Results Of Operations

      Results Of Operations For The three-Month Period Ended September 30, 2004 Compared To The Three-Month Period Ended September 30, 2003 and for the Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month Period Ended September 30, 2003.

      We generated $475,893 and $1,093,689 in revenue for the three-month and nine-months ended September 30, 2004, respectively, from the sale of precious metals as compared to no revenue for the three-month and nine-months ended September 30, 2003.

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

      The following table describes the results of operations for the third quarter ended September 30, 2004 compared to third quarter ended Sept 30, 2003 for selected expenses.

Description                                               2004            2003          Difference
------------------------------------------             ---------        --------        ----------
Interest Expense (1)                                     $46,075         $42,697            $3,378
Plant Operations (2)                                   1,096,730               0         1,096,730
Metal Sales (3)                                          475,893               0           475,893
Exploration (4)                                          450,164         288,124           162,040
General & Administrative (5)                             300,902         346,751           (45,849
Salaries & Wages (6)                                     181,439          66,276           115,163
Investor Relations & Professional Fees (7)                31,550         142,646         (111,096)

(1) The change in the interest expense is primarily due to the change in accrual of interest on unpaid debt at the Mineral Ridge Mine and the Ashdown Project.

(2) The change in plant operation costs is due to commencement of operations of the Mineral Ridge Mine, which requires ongoing increases in payroll and operating supplies.

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

(7) The decrease relates primarily to reduced legal accounting costs and Ore Study completion.

      Operating expenses for the third quarter totaled $2,163,298 for 2004, as compared to $909,840 for 2003, an increase of $1,253,458 or 238%. The increase is due primarily to operational costs associated with the Mineral Ridge Mine.

      The following table describes the results of operations for the Nine-Month Period Ending September 30, 2004 compared to the Nine-Month Period ended September 30, 2003 for selected expenses.

Description                                               2004            2003          Difference
------------------------------------------             ---------        --------        ----------
Interest Expense (1)                                    $115,031       $124,906           $(9,875)
Plant Operations (2)                                   2,083,441              0          2,083,441
Metal Sales (3)                                        1,093,689              0          1,093,689
Exploration (4)                                        1,195,740        721,695            474,045
General & Administrative (5)                           1,112,479        769,356            343,123
Salaries & Wages (6)                                     428,981        202,177            226,804
Investor Relations & Professional Fees (7)               187,811        421,037          (233,226)

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

(4) Activity has increased at the Ashdown Mine to include increased on-site payroll for drill rig activity. Mineral Ridge Mine waste removal was contracted and stripping rations are becoming in line with long term mining goals..

(5) The increase is payroll and fringe benefits as a result of operational start-up at Mineral Ridge. Significant costs were incurred for insurance as reflected by increased payroll.

(6) The change in professional payrolls for the period is due to staff required for operational needs at the Ashdown Mine.

(7)   The decrease is primarily to reduced legal and accounting costs.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, we have incurred an accumulated deficit of $22,980,684 through September 30, 2004.

      As of September 30, 2004, we had $131,978 in cash and a working capital deficit of $5,468,704. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, and the Ashdown Mine. We anticipate expenditures for year 2004 for general and administrative expenses to be approximately at the same quarterly levels for the remainder of the year. Exploration and holding expenditures for the remaining year are expected to include $70,000 for the Mineral Ridge gold mine, $200,000 for the Contact Property, $80,000 for the International Enexco Contact joint venture, no cost for the Borealis project, $30,000 for future Nevada land holding costs and $25,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. The total Contact payment is $6,500 per month, which is divided as $2,500 for F. W. Lewis Inc. lease and $4,000 for the International Enexco joint venture. In addition, we have minimum work commitments to Enexco and F.W. Lewis. As of September 30, 2004, the total liability for lease payments and work commitments to Enexco was $2,065,527. Payments have been made for the year 2004 through the end of August 2004. The payments are payable in cash. As of September 30, 2004, the total liability owed to F.W. Lewis was $12,000 for the exploration license, $1,989,250 for the bi-annual stock distribution and $1,267,027 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

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

      During the three months ended September 30, 2004, our liquidity needs were met from: (i) $508,750 from the exercise of common stock warrants; (ii) $650,000 from the Fusion Capital funding; and (iii) $475,893 from the sale of precious metals produced from the Mineral Ridge Mine. As of September 30, 2004, we had 114,554,688 shares of common stock outstanding, which we have recognized as $20,035,917 of paid in capital including cash and services. As of September 30, 2004, we have current assets of $484,548 compared to current liabilities of $5,953,252 resulting in a working capital deficit of $5,468,704.

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

      During the three months ended September 30, 2004, we raised approximately $508,750 from the exercise of warrants that convert to restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs and operations at Mineral Ridge and the Ashdown Mine.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada corporation. Gryphon is not an affiliate of the Company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. To date, Gryphon has paid Golden Phoenix $125,000. Gryphon Gold is now managing the project and making plans for drilling, metallurgy, engineering and design.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

      We have yet to establish any history of profitable operations. We incurred an operating loss of $4,258,424 during the nine months ended September 30, 2004. At September 30, 2004, we had an accumulated deficit of $23.0 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near term. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.

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

We Have Acquired Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

      We do not currently have sufficient financial resources to fund our operations. As of September 30, 2004, we had an accumulated deficit of $23.0 million. Therefore, we need additional funds to continue these operations. Upon effectiveness of the registration statement which we are filing pursuant to the common stock purchase agreement with Fusion Capital, we only have the right to receive $15,000 per trading day under such agreement unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

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

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us

      During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. In 1992, a holding fee of $125 per claim was imposed upon unpatented mining claims located on federal lands. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the sitting United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements. The royalty proposal ranges from a two percent royalty on "net profits" from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

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

The Price Of Gold and Copper is Highly Volatile And A Decrease In The Price of Either Mineral Can Have A Material Adverse Effect On Our Business

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

We Are Currently Not Compliant With The Terms Of Our International Enexco Joint Venture And Our F.W. Lewis Exploration License

      On January 28, 1998, we acquired the right to earn a 60% interest in the International Enexco Limited patented mining claims with respect to the Contact Project in Elko County, Nevada, through a combination of annual work commitments totaling $2.6 million on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At September 30, 2004, our total past-due liability for monthly payments and minimum work commitments to Enexco was $2,065,527. Enexco has deferred the current late payments for a future unspecified date. The current late payments are due on demand by Enexco. In the event we are unable to pay Enexco the amounts due when demanded, we could lose our investment in the Contact Project. In addition, if we are found in default of any term of the agreement with Enexco, our earn-in right will expire.

      On July 10, 1998, Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. The F. W. Lewis Inc. Exploration License with Option to Purchase was acquired for an initial payment of $15,000 and 100,000 shares of common stock. The agreement requires Golden Phoenix to make monthly cash payments, initially at $1,500 per month and then escalating to $2,500 per month and will total $149,000. In addition, Golden Phoenix is to issue F.W. Lewis common shares with total cash value of $2.2 million over the 4-1/2 year option term which ended December 31, 2002 and expend a total of $1,650,000 of minimum work commitment related costs. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and modified the requirements for the stock distributions to 350,000 shares on January 1 and on July 1 of each year and minimum annual work commitments of $100,000. Monthly payments continue at $2,500. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco property. As of September 30, 2004, $233,500 has been paid toward the monthly payments and 4,453,623 shares have been issued, which were valued at $676,000. As of September 30, 2004, the total liability owed to F.W. Lewis was $12,000 for the exploration license, $1,989,250 for the bi-annual stock distribution and $1,267,027 for the minimum work commitment. In the event we are unable to pay F.W. Lewis the amounts owed, we could lose our investment in the SF Lewis Trust portion of the Contact Property.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      Following is a summary of sales of unregistered securities for the third quarter of 2004. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.


Third Quarter 2004                   Nature of Issuance       Shares Issued        Value Received     Share Price
                                                                                                      Per share
American Contenental Corp            Warrants                           100,000             $ 10,000            0.10
Gerald G,. Moulin                    Warrants                           100,002               15,000            0.15
Magnus Astrom                        Warrants                            66,667               10,000            0.15
Paul Mianulli                        Warrants                            83,333               12,500            0.15
Whitney & Whitney                    Service                             11,119                2,335            0.21
Whitney & Whitney                    Service                              9,526                2,000            0.21
John Whitney                         Warrants                           150,000               15,000            0.10
Ken Lee                              Warrants                           100,000               15,000            0.15
Ken Lee                              Warrants                           100,000               15,000            0.15
Lark Enterprises                     Warrants                            65,000                9,750            0.15
Ralph Kettell                        Warrants                            35,000                5,250            0.15
Ralph Kettell                        Warrants                            35,000                5,250            0.15
Ralph Kettell                        Warrants                            35,000                5,250            0.15
Ralph Kettell                        Warrants                           230,000               34,500            0.15
Whitney & Whitney                    Service                              9,565                2,984            0.31
Daniel & Dorah Maguire               Warrants                           100,000               15,000            0.15
Whitney & Whitney                    Service                             14,487                4,201            0.29
Whitney & Whitney                    Service                             11,171                3,240            0.29
Whitney & Whitney                    Service                              7,502                2,176            0.29
Whitney & Whitney                    Service                              7,806                2,294            0.29
Whitney & Whitney                    Service                                 88                   26            0.29
John Whitney                         Warrants                           100,000               15,000            0.15
John Whitney                         Warrants                           150,000               22,500            0.15
Frank Diegman                        Warrants                           100,000               15,000            0.15
William L. Thomas                    Warrants                            13,333                2,000            0.15
Vincent Moretto                      Warrants                           130,000               19,500            0.15
Charles & Linda Murphy               Warrants                           300,000               45,000            0.15
Steve Margolin                       Warrants                            50,000                7,500            0.15
Michael Margolin                     Warrants                           170,000               25,500            0.15
Robert Martin                        Warrants                           220,000               33,000            0.15
Walter R & Harriet A. Henry          Warrants                            50,000                7,500            0.15
Alan Amos                            Warrants                            50,000                7,500            0.15
George Gordon                        Warrants                            50,000                7,500            0.15
Gordon & Mary Larson                 Warrants                           170,000               25,500            0.15
Graham Morris                        Warrants                           100,000               15,000            0.15
John & Diane Popp                    Warrants                            50,000                7,500            0.15
Andrew Walsh                         Warrants                           200,000               30,000            0.15
Brian O'Shea                         Warrants                           100,000               15,000            0.15
Daniel O'Shea                        Warrants                            10,000                1,500            0.15
Andreq & Moira O'Shea                Warrants                            75,000               11,250            0.15
Steven Saffold                       Warrants                            50,000                7,500            0.15
P.A. Delaney                         Warrants                           100,000               15,000            0.15
Laurence Rudnicki                    Warrants                            50,000                7,500            0.15
Fred Margolin                        Warrants                            50,000                7,500            0.15
Arthur Conn                          Warrants                            20,000                3,000            0.15
Graham Aistrop                       Warrants                            50,000                7,500            0.15
Robert Middleitch                    Warrants                            50,000                7,500            0.15


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

Exhibit No.                               Description                                 Location
-----------                               -----------                                 --------
3.1                                       Articles of Incorporation of Golden         Incorporated by reference to Exhibit
                                          Phoenix Minerals, Inc.                      2.1 to the Company's Registration
                                                                                      Statement on Form 10SB12G as filed
                                                                                      with the SEC on July 30, 1997

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

10.1                                      Agreement, dated July 22, 1997, by and      Incorporated by reference to Exhibit
                                          between J.D. Welsh & Associates, Inc. and   10.2 to the Company's Registration
                                          Golden Phoenix Minerals, Inc.               Statement on Form 10SB12G/A as filed
                                                                                      with the SEC on October 22, 1997
10.2                                      Kennecott Agreement - Option to Purchase    Incorporated by reference to Exhibit
                                          with Exploration Rights, dated September    10.3 to the Company's Registration
                                          19,1997, by and between Kennecott           Statement on Form 10SB12G/A as filed
                                          Exploration Company and Golden Phoenix      with the SEC on October 22, 1997
                                          Minerals, Inc.

10.3                                      Option Agreement, dated September 1997,     Incorporated by reference to Exhibit
                                          by and between S.F. Lewis Trust and         10.1 to the Company's Quarterly
                                          Golden Phoenix Minerals, Inc.               Report on Form 10-Q for the period
                                                                                      ended September 30, 1997 as filed
                                                                                      with the SEC on November 10, 1997

10.4                                      Amended Supplemental Agreement, dated       Incorporated by reference to Exhibit
                                          November 15, 1997, by and between J. D.     10.2A to the Company's Registration
                                          Welsh & Associates, Inc. and Golden         Statement on Form 10SB12G/A, as
                                          Phoenix Minerals, Inc.                      filed with the SEC on December 29,
                                                                                      1997

Exhibit No.                               Description                                 Location
-----------                               -----------                                 --------
10.5                                      Mineral Lease Agreement and Option to       Incorporated by reference to Exhibit
                                          Purchase, by and between Erik Hansen and    10.4 to the Company's Registration
                                          Golden Phoenix Minerals, Inc.               Statement on Form 10SB12G/A, as
                                                                                      filed with the SEC on December 29,
                                                                                      1997

10.6                                      Mineral Lease Agreement and Option to       Incorporated by reference to Exhibit
                                          Purchase, dated December 1, 1997, by and    10.5 to the Company's Registration
                                          between Mack Rife and Golden Phoenix        Statement on Form 10SB12G/A, as
                                          Minerals, Inc.                              filed with the SEC on December 29,
                                                                                      1997

10.7                                      Financial Consulting Agreement, dated       Incorporated by reference to Exhibit
                                          March, 1998, by and between Market          4.1 to the Company's Registration
                                          Survey's International, Inc. and Golden     Statement on Form S-8, as filed with
                                          Phoenix Minerals, Inc.                      the SEC on April 27, 1998

10.8                                      Financial Consulting Agreement, by and      Incorporated by reference to Exhibit
                                          between Steven Heard and Golden Phoenix     4.1 to the Company's Registration
                                          Minerals, Inc.                              Statement on Form S-8 as filed with
                                                                                      the SEC on September 1, 1998

10.9                                      Financial Consulting Agreement, by and      Incorporated by reference to Exhibit
                                          between Jason Bahnman and Golden Phoenix    4.2 to the Company's Registration
                                          Minerals, Inc.                              Statement on Form S-8 as filed with
                                                                                      the SEC on September 1, 1998

10.10                                     Form of General Executive Compensation      Incorporated by reference to Exhibit
                                          Contract                                    14.1 to the Company's Annual Report
                                                                                      on Form 10-KSB for the year ended
                                                                                      December 31, 1998, as filed with the
                                                                                      SEC on October 27, 1999

10.11                                     Mineral Ridge Mine Sale Agreement, dated    Incorporated by reference to Exhibit
                                          October 9, 2000, by and between Thomas L.   2.1 to the Company's Current Report
                                          Nimsic (Trustee for the Chapter 11          on Form 8-K for the period ended
                                          bankruptcy estate of Mineral Ridge          November 7, 2000, as filed with the
                                          Resources, Inc.) and Golden Phoenix         SEC on November 22, 2000
                                          Minerals, Inc.

10.12                                     Common Stock Purchase Agreement, dated      Incorporated by reference to Exhibit
                                          November 12, 2002, by and between Golden    10.1 to the Company's Quarterly
                                          Phoenix Minerals, Inc. and Fusion Capital   Report on Form 10-QSB for the period
                                          Fund II, Inc.                               ended September 30, 2002, as filed
                                                                                      with the SEC on November 19, 2002

10.13                                     Agreement, dated July 21, 2003, by and      Incorporated by reference to the
                                          between Golden Phoenix Minerals, Inc. and   Company's Amendment No. 1 to Form
                                          Borealis Mining Company                     SB-2 Registration Statement filed
                                                                                      with the SEC on September 11, 2003

Exhibit No.                               Description                                 Location
-----------                               -----------                                 --------
21                                        Subsidiaries of Golden Phoenix Minerals,    Incorporated by reference to Exhibit
                                          Inc.                                        21 to the Company's Annual Report on
                                                                                      Form 10-KSB for the year ended
                                                                                      December 31, 1998, as filed with the
                                                                                      SEC on October 27, 1999

31.1
                                          Providedaherewithsuant to Section 302

31.2
                                          Providedaherewithsuant to Section 302

32.1
                                          Providedaherewithsuant to
                                          18 U.S.C. Section 1350

32.2                                      Certification Pursuant to
                                          Provided.herewith 1350


         (b)      Reports on Form 8-K:

         None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN PHOENIX MINERALS, INC.

Date:    November 16, 2004        By:   /s/ Michael R. Fitzsimonds
                                       --------------------------------
                                            Michael R. Fitzsimonds
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, Principal
                                            Accounting Officer and Director