Form 10KSB
period 2004-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2005-04-18
CIK 1042784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-22905

                          GOLDEN PHOENIX MINERALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Minnesota                                       41-1878178
               ---------                                       ----------
      (State or Other Jurisdiction                          (I.R.S. Employer
   Of Incorporation or Organization)                     Identification Number)

1675 East Prater Way, Suite 102, Sparks, Nevada                    89434
-----------------------------------------------                    -----
    (Address of Principal Executive Offices)                    (Zip Code)

        Registrant's telephone number, including area code (775) 853-4919

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The registrant had revenues of $1,560,419 for the year ended December 31, 2004. The registrant also had other income of $10,944 for the same period.

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 15, 2005 was approximately $17.2 million, based on the average bid and asked prices on such date of $0.13.

      The Registrant had 132,155,654 shares of common stock, no par value per share, outstanding on March 15, 2005.

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

      Our corporate directors, officers, and managers are individuals with prior management experience who specialize in exploration and development with large and small mining companies. This team has in excess of 100 years of mineral exploration, development, and gold production experience, with career tracks beginning at entry-level, then to mid-management and executive positions. Management believes that Golden Phoenix has created the basis for a competitive minerals exploration/development and operational company through assembling a unique group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

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

      The following table set forth the regulations Golden Phoenix is subject to and the costs associated with compliance of such regulations for the year 2004.

                                                        Compliance
Name of Regulation                         Fees         Cost       Type of Compliance
------------------                         ----         ----       ------------------
Nevada Department of Environmental
Protection Water Pollution Control         $   900      $   4,800  Quarterly water sampling & waste rock sampling
Nevada Department of Environmental
Protection Air Quality                     $ 1,250      $   2,000  Air quality monitoring of equipment
Nevada Department of Environmental
Protection Reclamation                     $    --      $ 360,000  Reclamation
Mining Safety Health Association           $    --      $   5,667  Safety equipment and training
                                           -------      ---------
Total                                      $ 2,150      $ 372,467
                                           =======      =========

      We are current on all regulatory reports that must be filed with respect to our properties and operations.

      There are a total of 29 permits required to bring a mine into production. The last major permit for the Mineral Ridge Mine was the Reclamation Permit and Plan of Operation and was issued May 8, 2003. This permit determines the amount of bonding required for the project. There are three other major permits, which have a renewal period that has coincided with Golden Phoenix's acquisition of the mine property. These permits are: Air Quality Permit, Water Pollution Control Permit, and Artificial Pond Permit. These permits were received by Golden Phoenix in 2003 and are all in compliance. There are several mine safety permits that were renewed when Golden Phoenix notified MSHA that it was restarting the mine. These permits require inspections prior to the start of full operations.


Competition And Gold Price

      The mining industry has historically been intensely competitive. However, over the last ten years imposition of numerous regulatory requirements and claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineralized ground to become open for location and acquisition. Nonetheless, the increasing price of gold since 2002, has led to a number of companies to begin once again to aggressively acquire claims and properties. Gold prices in 2002 increased from $278 to $349 and closed at $347. In 2003 gold prices ranged from $320 to the high closing of $416. In 2004 gold prices ranged from a low of $375 to a high of $454.


Capital Equipment

      In the next twelve months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and process/leach facilities. These items include underground hauling machines and muckers, front-end loader, forklift, and a small haul truck. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $50,000 and $200,000. We anticipate funding these capital equipment expenditures with funds we receive from any gold or molybdenum production revenues we may generate or from debt financing. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.


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

      The following describes the existing mining projects found in Nevada that are owned or controlled by the Company. Our primary and most important mining property asset is the operating Mineral Ridge gold project. The Ashdown gold-molybdenum project is expected to go into production in 2005. Two other projects, the Contact copper-silver project and the Borealis gold-silver project were terminated or sold at the end of 2004 and early 2005, respectively.

                        Golden Phoenix Probable Reserves
--------------------------------------------------------------------------------

Property                     Probable Reserve         Grade        Recovery        Price       Recoverable Metal
--------                     ----------------         -----        --------        -----       -----------------
Mineral Ridge Gold Project   2,600,000 tons          0.076 opt        81%        $405/oz           172,000 oz


Mineral Ridge Gold Mine, Esmeralda County, Nevada

      The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada. The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site by way of the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6.

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

      The Mineral Ridge property holds three separate economically mineable gold deposits, the Drinkwater, Mary, and Brodie. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade, is 2,600,000 tons averaging 0.076 troy ounces of gold per ton for 172,000 ounces of recoverable gold at an 81 percent recovery. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. Included in the reserve estimate of recoverable gold are 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2004, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $8,082,464.

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

      The total value of the gold sales over five-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $36 million and capital costs of $6 million. The net cash flow, including royalties and federal income taxes, is estimated to be $12 million. As of December 31, 2004, the Mineral Ridge property has sold 5,779 ounces of gold and 4,012 ounces of silver since acquisition by the Company, for a net value to the Company of $2,132,566.

      We intend to commence further exploration of numerous targets and development of identified economic mineralization at the Mineral Ridge Project once mining is initiated. It is expected that this work will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.


Land And Royalties

      The Mineral Ridge property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres or 6 square miles. We also control three private land parcels, which are located outside the main mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over some springs. These private lands total about 430 acres.

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

      Cornucopia Resources Ltd., the prior owner of Mineral Ridge, initially built the Mineral Ridge facilities that Golden Phoenix took over in 2000. In July 1993, Cornucopia entered into a mining lease on the Mary and Drinkwater claims with the Mary Mining Trust. In May 1995, Cornucopia entered into an option agreement with BUSA on the Oromonte claims, which generally cover the land on top of the ridge where the crusher is now located. Commencing in July 1993, Cornucopia conducted extensive exploration and development programs on the Mineral Ridge Property. In February 1996, Behre Dolbear performed a feasibility study for Cornucopia that was positive and stressed two main risks: (1) grade control during mining and (2) maintaining the permeability of the heaps by agglomerating with sufficient cement.

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


Discussion on Golden Phoenix Minerals Operational Results

      On July 29, 2003 Golden Phoenix Minerals, announced that it has begun Phase 1 operations at its Mineral Ridge gold mine in Esmeralda County, Nevada. This means chemicals were being added to the process solution, which enables gold to be extracted from the existing leach pad. Golden Phoenix also repaired the leach pad and the refinery along with drilling auger holes into the pad to enhance circulation. Golden Phoenix filed its $2.7 million reclamation bond with the State of Nevada in June 2003 allowing this work to move forward. Golden Phoenix also announced that it was taking the necessary steps to mine low-grade ore from the Drinkwater open pit and high-grade ore from the deeper levels of the Mary mine, both of which are at Mineral Ridge.

      On July 6, 2004 Golden Phoenix Minerals announced that it had signed two option agreements for a processing mill that will treat its high-grade gold ores from the Mineral Ridge mine. This acquisition set the stage for Golden Phoenix to fulfill its Phase 2 plans to move into greater gold production by milling the higher grade gold ores from Mineral Ridge. The mill and the land were jointly negotiated with two separate owners. Esmeralda Extraction Company, who owns the 1,128 acres of private land that the mill sits on, agreed to an option to purchase for the property. The individual owner of the mill equipment also agreed to an option to purchase for the mill. The mill, which lies just north of Lone Mountain and about 15 miles west of Tonopah, was built in about 1981 at a cost of about $7 million. It operated for nearly 4 years processing tailings from the old Tonopah silver district. During its operation, it processed up to 1,350 tons per day. When the mill was shut down for economic reasons because of falling silver prices, the operator decommissioned the facility so that it could be easily restarted when silver prices improved. Golden Phoenix plans to use the majority of the mill as it is presently designed, and will add a gravity and primary crushing circuit to handle the Mineral Ridge ore as metallurgical studies have defined. This reconditioning work along with the required permits may take up to a year before the mill can be commissioned. Once full operations are underway, the Company plans to truck Mineral Ridge high-grade ores approximately 43 miles to the mill. These ores will have an approximate economic cut-off grade of 0.1 ounces per ton and will be mined from the Drinkwater, Mary and other defined open pits as well as the Mary underground operation. The lower grade ores from the open pits will be crushed and put on the leach pad to maximize gold production from the mine.

      Between August and October of 2004, the Company made good progress in improving its gold production through a number of activities, most importantly the contracting of a blast-hole drill rig, larger trucks for hauling waste, and leasing a large track mounted jaw crusher to reduce the ore to minus 4 inches. Other important activities included receiving the air quality permit allowing full crushed ore production. In addition the Company had repaired and upgraded the electro-win cells and carbon regeneration system to improve gold recovery. Work was also underway in the Mary underground mine developing some new gold ore shoots and extracting existing ore from old stopes. The Lone Mountain mill was being evaluated for necessary upgrades including checking all electrical motors.

      On January 12, 2005 Golden Phoenix Minerals announced the inauguration of a comprehensive restructuring of all mining operations beginning with winter idling of the Mineral Ridge gold mine. The idling is designed to redeploy manpower and resources, improve cash flow, and accelerate the development of certain high-yield mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Leaching operations will continue to extract gold from the leach pad during the coming months. Winterized piping has been installed to allow uninterrupted leaching despite freezing temperatures. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.


Ashdown Project, Humboldt County, Nevada

      The Ashdown gold-molybdenum project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada. The property covers about 3.2-square miles and is controlled by 101 unpatented mining claims. Access to the property is gained by following a dirt road located about 10 miles west of Denio Junction off of paved State Route 140 for about three miles to the southeast to the property.

      Golden Phoenix has signed two agreements for the Ashdown property; the first terminated due to another party's failure to perform. The first agreement was signed on September 19, 2003 where Golden Phoenix Minerals entered into a

Memorandum of Understanding with PRS Enterprise, Inc. to become its project operator for the Ashdown project. The agreement required that PRS raise the funding necessary to develop and operate the Ashdown Property. Prior to signing of the PRS agreement with Golden Phoenix, PRS Enterprise Inc. (PRS), a Nevada LLC, and Win-Eldrich Mines, Ltd. (W-E) signed a Memorandum of Understanding relating to the Ashdown mine, controlled by W-E. This Memorandum of Understanding granted PRS the rights to explore and develop the property known as the Ashdown Mine in Humboldt County, Nevada, provided PRS meets certain investment requirements by December 15, 2003. These funds were not obtained and the agreement terminated. The second agreement was a joint venture signed directly with Win-Eldrich Mines on February 5, 2004. The terms of the agreement give 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing an agreement Letter, Golden Phoenix paid Win-Eldrich $50,000, and beginning in three months after the signing, it will pay $5,000 per month until a cash distribution through profitable production is achieved.

      The Ashdown mine previously produced approximately 50,000 ounces of gold from underground ores averaging about 0.35 ounces per ton. This production took place from about 1880 to 1942. More recently, four companies, including Win-Eldrich Mines, beginning in 1979 spent about $7-8 million drilling 270 core and rotary holes, performing numerous metallurgical tests, excavating an 1,880-foot tunnel for bulk molybdenum samples, and conducting several feasibility studies for potential open pit and underground mining operations. All this work identified potentially economic open-pittable gold and high-grade underground molybdenum resources on the property. Past economic evaluations identified mineralized material of about 1.18 million tons of gold ore at 0.125 ounces per ton and, in a separate deposit, 146,000 tons of molybdenum ore averaging about 2.9% molybdenum. Both deposits are open for possible expansion of the mineralized inventory and numerous step-out exploration holes have identified strong mineralization needing follow up drilling. The property currently consists of 101 mining claims, covering about 3.2 square miles.

      Golden Phoenix has begun a new economic evaluation and has started the permitting process for a pilot mill, designed to run about 100 to 200 tons per day of high-grade molybdenum ore. The mill equipment and building has been transported to a site a short distance from the proposed milling site. The Company reports that the starter feed for a combination gravity and flotation recovery plant is currently stockpiled at the mine site and was previously mined for a large metallurgical test conducted more than twenty years ago. It is estimated that considerable metal values lie in this stockpile. Golden Phoenix also plans to expand into a larger operation once production is underway.

      During the summer the Company drilled nine holes, of which three intercepted high-grade molybdenite in the Sylvia ore zone. The other holes found that the molybdenite had been oxidized and no molybdenite remained, or in the case of hole #4, it intercepted the water-flooded tunnel from which the high-grade ore was previously extracted.

      The Company has a marketing agreement in place with Derek Raphael & Company Limited (DRC), London, which is an exclusive life-of-mine contract. When molybdenite production is underway, DRC will take delivery at the mine site and is responsible for placing it with buyers at a number of worldwide locations.

      By the end of the 2004, permit applications were being reviewed by the agencies and include the Water Pollution Control Permit, Reclamation Plan, and Right of Way Permit. The Air Quality Permit is ready to be submitted, and the Storm Water Permit has been received. Permitting efforts for the larger mill and open pit mine includes writing the Plan of Operations and gathering base line information for the Environmental Assessment. Other permit applications will be prepared and submitted once the Plan of Operations is submitted to the Bureau of Land Management.


Borealis Project, Mineral County, Nevada

      The Borealis property is held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. The lease was entered into on January 24, 1997 and control of the property is maintained with monthly advanced royalty payments. On May 13, 2003 the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a private Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and an additional $100,000 upon signing the definitive joint venture agreement. On January 31, 2005 the Company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 was paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis/Gryphon has earned 70% of the overall joint venture. With the purchase of Golden Phoenix Mineral's 30% interest, Borealis/Gryphon will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow.


Contact Project, Elko County, Nevada

      The Contact copper project is located about 50 miles north of Wells in Elko County, Nevada. The property covers about five-square miles and is controlled by both 152 patented and 8 unpatented mining claims. Golden Phoenix had two agreements in place on the Contact property; the first is the International Enexco Joint Venture and the second is with F. W. Lewis, Inc. On January 28, 1998, we acquired the right to earn a 60 percent interest in the International Enexco Limited ("Enexco") patented mining claims through a combination of annual work commitments totaling $2,600,000 on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven years. At December 31, 2004 the total liability for the minimum work commitments to Enexco was $2,175,200 and $4,000 for the monthly lease payments. The agreement was terminated on December 23, 2004.

      On July 10, 1998 Golden Phoenix entered into a separate exploration license and purchase option agreement for the SF Lewis Trust portion of the Contact Project. On February 19, 2003 Lewis and Golden Phoenix entered into a First Amendment to Exploration License with Option to Purchase, which extended the term of the Agreement to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining International Enexco, Ltd. property shall be applied to Lewis' minimum work commitment. As of December 31, 2004, $115,000 had been paid toward the monthly payments and 4,453,623 shares had been issued, which were valued at $676,000. As of December 31, 2004, the total liability owed to F.W. Lewis was $17,000 for the exploration license, $1,989,250 for the bi-annual stock distribution and $1,243,200 for the minimum work commitment not yet performed On December 23, 2004 the Company terminated the Exploration License and Purchase Option Agreement with F. W. Lewis, Inc.

      The Company still retains six unpatented mining claims over a portion of the Banner Zone deposit and over the highest grade drill hole in the area.


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


Fusion Capital Transaction

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commenced when the registration statement was filed as part of this transaction. Once the registration statement became effective, and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We intend to use the proceeds from the sale of our common stock to Fusion Capital, if any, for working capital and general corporate purposes, if market conditions are favorable. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement.

      As of January 3, 2005 Fusion Capital had completed buying all of the common stock available under the common stock purchase agreement. The total number of shares purchased was 25 million and the aggregate purchase amount for all purchases made to this date was $5,459,893.93.


Staffing

      Corporate Office

      We have a staffing level of one key professional, a CFO, Operations Manager, and an accounting assistant in the Sparks office. The Company plans to hire a receptionist, purchasing agent and a senior mining engineer to assist the Company as it grows. We intend to employ independent contractors to fulfill short-term needs and obligations.

      Mineral Ridge Mine

      At the Mineral ridge mine we have 10 full time employees and these are in the plant operations. It is anticipated that more employees will be added at the Mineral Ridge operation in the next twelve months as the operations at the mine are started back up.

      Ashdown Project

      The Company has an operations manager and senior chemist assigned to Ashdown gold/molybdenum project. We anticipate that we will need to hire mine managers, underground miners, and mill operators to ensure proper development of the project. Current plans for development is scheduled for the first half of 2005.


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


We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

      We have yet to establish any history of profitable operations. We have incurred annual operating losses of $6,470,008 and $2,966,060 respectively, during the years ended December 31, 2004 and 2003, respectively. As a result, at December 31, 2004, we had an accumulated deficit of $25,192,268. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.


There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2004 and 2003 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2004, we have generated losses from operations, had an accumulated deficit of $25,192,268 and had a working capital deficit of $7,610,574 at December 31, 2004, which together raises doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2004.

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


We Are Dependent On Key Personnel, The Loss Of Either Of Them May Have An Adverse Effect

      During 2004 we were dependent on the services of certain key executives, including Michael R. Fitzsimonds, President and Director, and Steven D. Craig,

Co-Chairman of the Board of Directors, Vice-President and Director. On February 18, 2005 Mr. Fitzsimonds resigned his position and left the Company. The Board of Directors have since retained Ken Ridley as an Interim CEO to conduct the business of the Company. The loss of either Mr. Craig or Mr. Ridley could force us to curtail our business and operations. We currently do not have key person insurance on these individuals.

Fatal Accident

      On June 29, 2004, Mr. David Miller, Maintenance Supervisor and Senior Mechanic, with 9 years mining experience, was fatally injured at the Mineral Ridge gold mine. He was operating a water truck and apparently lost control as the vehicle as it was traveling down a grade. The Mine, Safety and Health Administration (MSHA) has issued their final report on their first investigation on the accident and they concluded that the accident was caused by the failure to maintain all braking systems on the truck in a functional condition. Equipment safety checks had not been routinely performed and the equipment had not been repaired or removed from operation. Golden Phoenix was fined a total of $58,000 for the accident, but this is currently being contested. In a second investigation, the MSHA investigator focused on management's role in the accident. The Company is still awaiting the results of that investigation. The Company feels that suits against it are highly improbable.


The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital

      The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last 3 years has been between $0.56 and $0.09. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.


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


ITEM 2. PROPERTIES

      Our principal executive office is located at 1675 East Prater Way, Suite 102, Sparks, Nevada 89434.

      The principal offices are leased from WDCI, Inc in Sparks Nevada. The lease has a 7 year term and is renewable. We consider our existing facilities to be adequate for our foreseeable needs.


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

                 Year 2003                         High             Low
                 ---------                         ----             ---

                 First Quarter                     $0.34           $0.17
                 Second Quarter                    $0.33           $0.15
                 Third Quarter                     $0.44           $0.25
                 Fourth Quarter                    $0.54           $0.38

                 Year 2004                         High             Low
                 ---------                         ----             ---

                 First Quarter                     $0.40           $0.36
                 Second Quarter                    $0.32           $0.28
                 Third Quarter                     $0.29           $0.26
                 Fourth Quarter                    $0.25           $0.22

      On December 31, 2004, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.17 per share. On December 31, 2004, we had in excess of 5000 holders of common stock and 132,155,654 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.


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


Recent Sales Of Unregistered Securities

      The following table provides the sales of unregistered securities for the past year.

                                              Nature                                                        Share Price
                                       of Services Performed         Shares Issued      Value Received       Per Share
                                       ---------------------         -------------      --------------       ---------
First Quarter 2004
Warrant Exercise at $0.10                                                  2,550,000         $  255,000         $   0.100
Warrant Exercise at $0.15                                                    100,000             15,000             0.150
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                7,652              3,443             0.450
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                6,264              2,819             0.450
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                7,016              3,157             0.450
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                6,718              3,023             0.450
                                                                           ---------        -----------        ----------
  Total First Quarter 2004                                                 2,677,653         $  282,442         $   0.105
                                                                           =========        ===========        ==========

                                              Nature                                                        Share Price
                                       of Services Performed         Shares Issued      Value Received       Per Share
                                       ---------------------         -------------      --------------       ---------
Second Quarter 2004
Warrant Exercise at $0.10                                                  1,352,900         $  135,290         $   0.100
Warrant Exercise at $0.15                                                  1,716,662            257,500             0.150
Directors Compensation For Board
  Meetings                                                                     7,815              2,190             0.280
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                6,266              2,130             0.340
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                8,552              2,737             0.320
                                                                           ---------        -----------        ----------
  Total Second Quarter 2004                                                3,092,200        $   399,847         $   0.129
                                                                           =========        ===========        ==========

                                              Nature                                                        Share Price
                                       of Services Performed         Shares Issued      Value Received       Per Share
                                       ---------------------         -------------      --------------       ---------
Third Quarter 2004
Warrant Exercise at $0.10                                                    350,000         $   35,000         $   0.100
Warrant Exercise at $0.15                                                  3,008,333            451,250             0.150
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               11,119              2,335             0.210
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                9,526              2,000             0.210
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                9,565              2,965             0.310
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               14,487              4,201             0.290
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                               11,171              3,240             0.290
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                7,502              2,176             0.290
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                7,806              2,264             0.290
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                   88                 26             0.290
                                                                           ---------        -----------        ----------
  Total Third Quarter 2004                                                 3,429,517         $  505,457         $   0.147
                                                                           =========        ===========        ==========

                                              Nature                                                        Share Price
                                       of Services Performed         Shares Issued      Value Received       Per Share
                                       ---------------------         -------------      --------------       ---------
Fourth Quarter 2004
Warrant Exercise at $0.10                                                    317,647         $   31,765         $   0.100
Warrant Exercise @ $0.15                                                     100,000             15,000             0.150
Whitney & Whitney Consulting       Business and Financial
  Services                           Consulting                                9,466              2,272             0.240
                                                                           ---------        -----------        ----------
  Total Fourth Quarter 2004                                                  427,113         $   49,037         $   0.115
                                                                           =========        ===========        ==========

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

Overview

      Golden Phoenix Minerals, Inc. is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine and the Ashdown gold-molybdenum project. The Company terminated its joint venture with International Enexco, Ltd. and its exploration license and option to purchase with F. W. Lewis, Inc. on December 23, 2004 at its Contact project. On January 31, 2005 the Company closed the sale of its Borealis project to Gryphon Gold Inc. for $1.4 million.

      Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed us to hold the Mineral Ridge property while other permitting was underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a startup company. We were required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. The bond was due for a three-year review by the Bureau of Land Management and Nevada Department of Environmental Protection. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the Bureau of Land Management; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two previous operators and one of our shareholders. On May 8, 2003, Golden Phoenix obtained a new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. Now that the new permit and bond are in place the company assumes its reclamation obligation to be $2.7 million. We began mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear & Company, Inc. an independent mineral auditing consultant, the total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

      On January 12, 2005 Golden Phoenix Minerals announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. The idling is designed to redeploy manpower and resources, improve cash flow, and accelerate the development of certain high-yield mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Leaching operations will continue to extract gold from the leach pad during the coming months. Winterized piping has been installed to allow uninterrupted leaching despite freezing temperatures. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.

      The Borealis property was held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003 the Company signed a Joint Venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive joint venture agreement. On January 31, 2005 the Company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis/Gryphon has earned 70% of the overall joint venture. With the purchase of Golden Phoenix Mineral's 30% interest, Borealis/Gryphon will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow.

      The Contact property was held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allowed it to combine deposits within the district allowing for economic mining, which was previously not possible. On December 23, 2004, Golden Phoenix Minerals terminated the Joint Venture Agreement dated January 28, 1998, by and between the Company and International Enexco Ltd. and the Exploration License and Option to Purchase Agreement dated July 10, 1998, by and between the Company and F.W. Lewis, Inc.

      The Ashdown property was originally held through a Letter Agreement with PRS Enterprises with Golden Phoenix managing the project. PRS also had a Letter Agreement with Win-Eldridge Mines, Ltd., which grants the Ashdown property to the three-company venture. This agreement expired on about December 15, 2003 due to the inability of PRS to fulfill their contractual obligations. Negotiations with Win-Eldrich Mines continued, which resulted in a joint venture agreement being signed on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning in three months after the signing, it will pay $5,000 per month until a cash distribution through profitable production is achieved. By the end of the 2004, permit applications were being reviewed by the agencies and include the Water Pollution Control Permit, Reclamation Plan, and Right of Way Permit. The Air Quality Permit is ready to be submitted, and the Storm Water Permit has been received. Permitting efforts for the larger mill and open pit mine includes writing the Plan of Operations and gathering base line information for the Environmental Assessment. Other permit applications will be prepared and submitted once the Plan of Operations is submitted to the Bureau of Land Management.

      The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our four mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the common stock purchase agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our three mines. We also intend to explore for undiscovered deposits on these four properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a Letter Agreement to Joint Venture Agreement February 5, 2004 with Win-Eldrich Mines for the Ashdown project. No other joint ventures have been entered into.

      Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine and any questions from the Ashdown property that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.


Going Concern

      The report of our independent accountants on our December 31, 2004 financial statements includes an explanatory paragraph indicating that there is doubt about our ability to continue as a going concern due to recurring losses from operations and accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


New Accounting Pronouncements

      New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

      On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

      This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after

June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.


Results Of Operations


Results Of Operations For The Fiscal Year Ended December 31, 2004 Compared To Fiscal Year Ended December 31, 2003.

      We generated revenue of $1,560,419 for the fiscal year ended December 31, 2004, as compared to $98,097 revenue for the fiscal year ended December 31, 2003.

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

      The following table describes the results of operations for the fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003.

Description                  2004           2003         Difference
-----------                  ----           ----         ----------

Finance Charges (1)      $    121,451   $    141,969   $    (20,518)
Plant Operations (2)        3,289,569        296,725      2,992,844
Bad Debt (3)                        0              0              0
Consultants (4)               445,374        740,526       (295,152)
Directors Fees (5)             10,000          7,500          2,500
Investor Relations (6)         78,646        103,523        (24,877)
Lease payments (7)            109,256        621,810       (512,554)
License & Permits (8)          22,381         44,404        (22,023)
Payroll (9)                   752,356        796,744        (44,388)
Professional Fees (10)        149,770        412,194       (262,424)

(1) The change in the finance charge is primarily due to debt reductions as a result of equity financing.

(2) The change in the plant operation cost is due to adjustment of hourly rates and increased equipment costs, plus eleven months of full or near full mining operations that included substantial drilling, blasting and fuel costs.

(3)   There was no bad debt incurred in 2004.

(4) During the year we had termination costs for contracts with Whitney and Whitney.

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

(6) The decrease in public relations is primarily due to lower costs for investor relations activities during 2004. These lower fees were the result of the elimination of outside groups.

(7) The decrease in lease payments can be attributed to renegotiated contract with F.W. Lewis.

(8) The decrease in license and permits can be attributed to Joint Venture agreements and one time costs at the Mineral Ridge Mine.

(9) The decrease in payroll is due to lowering the hourly overtime paid in 2004.

(10) The change in professional fees for the year is due to legal and accounting fee decreases and the elimination of exploration and financing fees.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $25 million at December 31, 2004 and approximately $18.7 million at December 31, 2003.

      As of December 31, 2004, we had $(41,600) in cash and cash equivalents and a working capital deficit of $7,610,574. A significant portion of the cash is allocated to be used for the Mineral Ridge mine. We anticipate expenditures for year 2005 for general and administrative expenses to be approximately $370,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $100,000 for the Mineral Ridge gold mine, $50,000 for future Nevada land holding costs and $20,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. As of December 31, 2004, the total liability for monthly payments and work commitments to Enexco was $2,175,200 and $4,000 for the monthly lease payment. As of December 31, 2004, the total liability owed to F.W. Lewis was $17,000 for the exploration license, $1,989,250 for the bi-annual stock distribution and $1,243,000 for the minimum work commitment. Qualifying Enexco work commitment expenditures can be applied to the F.W. Lewis work commitment. As of December 23, 2004 both the Enexco and Lewis agreements were terminated. Please see the additional description contained under the section entitled "Business - Mining Property and Projects."

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

      In the next twelve months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and process/leach facilities. These items include underground hauling machines and muckers, front-end loader, forklift, and a small haul truck. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $50,000 and $200,000. We anticipate funding these capital equipment expenditures with funds we receive from any gold or molybdenum production revenues we may generate or from debt financing.

      During 2004, our liquidity needs were met from: (i) the issuance of stock to vendors and employees for services valued at $45,682 (ii) the conversion of warrants to common stock of $1,195,805 and (iii) the sale of common stock under the Fusion Capital common stock agreement with net proceeds of $2,410,341. As of March 15, 2005 the Company had 132,155,654 shares of common stock outstanding, which the Company has recognized as $21,870,270 of paid in capital including cash and services. As of December 31, 2004, the Company had current assets of $248,277 compared to current liabilities of $7,858,851 resulting in a working capital deficit of $7,610,574. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate funding our working capital needs through funding we receive from loans and any future revenue we may generate, as well as other possible sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods. [BILL/STEVE: THESE NUMBERS DO NOT TIC TO THE FLS]

      During the years ended December 31, 2004 and 2003 and the period from inception through December 31, 2004, we made precious metal sales of $1,560,419, $98,097 and $248,695, respectively to Itronics Metallurgical, Inc. (Itronics), Sierra Coin and Johnson Matthey Inc. Itronics acted as a intermediary for the sale of our precious metals with an outside refinery acquiring the metals based on their quoted price. Itronics is a company owned by Dr. John W. Whitney, who is a significant shareholder of Golden Phoenix. Sierra Coin and Johnson Matthey are independent of the Company.

      Before joint venturing the Borealis Property with Gryphon Gold, we leased the property from the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Dr. Whitney is an underlying owner of the Borealis project. During the years ended December 31, 2004 and 2003 and the period from inception through December 31, 2004, we have made payments of $0, and $30,290, respectively to Dr. Whitney for a portion of its lease obligation on the Borealis property.

      We have a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and may be extended for an additional three years. The consulting agreement calls for Whitney & Whitney to provide metallurgical, geological and plant design services related to our projects along with assistance related to general business and financial matters. The agreement also calls for payments by Golden Phoenix of a minimum of $2,500 per month in restricted shares of common stock. The agreement was terminated by Golden Phoenix with a 90 day written notice.

      The President of Whitney & Whitney, Inc., Dr. Whitney, is not a significant shareholder of Golden Phoenix. At December 31, 2004, he owned directly or beneficially approximately 1% of Golden Phoenix `s outstanding common stock.

      On November 12, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences upon the effectiveness of the registration statement required to be filed pursuant to the common stock purchase agreement. Upon effectiveness of such registration statement and subject to certain conditions, Fusion Capital is to purchase $15,000 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price is below $0.10. We used the proceeds from the sale of our common stock to Fusion Capital for working capital and general corporate purposes. The terms of the agreement were fulfilled on January 3, 2005.

      During the twelve months ended December 31, 2004, we raised approximately $45 thousand from the sale of restricted shares of common stock. The funds were used to reduce outstanding debt and continue improvements, repairs at Mineral Ridge.

      We cannot assure you that the additional capital we may require to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. In addition, we cannot assure you that we will achieve profitability in the future.

      On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada corporation. Gryphon is not an affiliate of the Company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon has paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and an additional $100,000 upon signing the definitive joint venture agreement. On January 31, 2005 the company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 payable on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis/Gryphon has earned 70% of the overall joint venture. With the purchase of Golden Phoenix Mineral's 30% interest, Borealis/Gryphon will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow.

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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the directors and executive officers of Golden Phoenix as of April 1, 2005:

    Name                  Age   Position
    ----                  ---   --------

    William Thomas        59    Chief Financial Officer
    Steven D. Craig       57    Chairman, Vice President, Secretary and Director
    David A. Caldwell     44    Director
    Ronald L. Parratt     55    Director

      The only director who served in their stated capacity since the inception of the Company is David Caldwell. Mr. Craig became secretary and a director in September 1998 and Mr. Parratt became a director in July 2002. For directors, the term of office is until the next annual meeting of shareholders and their successors are duly elected and qualified. For officers, unless terminated earlier by the Board of Directors, the term of office is until the next annual meeting of the Board of Directors, presently scheduled to be held immediately following the annual meeting of the shareholders.

      William L. Thomas. Mr. Thomas is Chief Financial Officer of Golden Phoenix Minerals and was appointed on November 16, 2004. Previously, he was Controller at Golden Phoenix Minerals since 2003, reporting directly to the President. As Chief Financial Officer he reports to the Audit Committee of the Board of Directors. Prior to joining Golden Phoenix, Mr. Thomas was Chief Financial Officer for O'Hara Resources Ltd., a mining and petroleum company from 2000 through 2003, and Patterson Inc., a natural resource manufacturing company from 1993 through 2000. He also served as Executive Vice President for Placer Management Group, and was Controller for Kennecott Copper at its Utah Smelter. He earned an Accounting Degree from Stevens Henagar College, Utah, and an Economics and Business Administration degree from Westminster College, Salt Lake City.

      Steven D. Craig. Mr. Craig is Chairman of the Board, taking this position in January 2005 and Vice President, Corporate Secretary and a Director and has served in this capacity since 1998. He is an experienced economic geologist specializing in the discovery of ore deposits and building exploration teams to facilitate discoveries. Mr. Craig has more than 30 years of diversified exploration experience including, 7 years with Golden Phoenix and the prior 23 years with Kennecott Exploration Company, and its affiliates, as manager of a gold exploration team headquartered in Reno, Nevada. His international experience includes gold exploration in New Guinea, South America and Mexico. Mr. Craig earned his M.S. in Economic Geology from Colorado State University. His responsibilities at Golden Phoenix include directing of the Company's exploration program and assisting in administrative functions.

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

Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors. Steven D. Craig, our Vice-President and Secretary, is an executive officer of Golden Phoenix was appointed Chairman of the Board on December 28, 2004. The Board currently has two vacancies.


Committees

      The Board of Directors has set up three committees as part of the compliance with new reporting regulations that were enacted during 2002 under the Oxley-Sarbanes Act. The following is a list of committees that are presently active and staffed by independent directors of the company.

Committee                Chairperson                      Members
---------                -----------                      -------
Audit Committee          Steven D. Craig, for the Board   Ronald Parratt, David Caldwell
Compensation Committee   David Caldwell                   Ronald Parratt, David Caldwell
Governance Committee     Ronald Parratt                   Ronald Parratt, David Caldwell


Compensation Of Directors

      Cash Compensation. At the present time the Board of Directors is not compensated in cash.

      Share-based Compensation. The Board of Directors is compensated $500 per regularly scheduled meeting and $250 for specially called meetings that is paid in restricted stock valued at the average price for the month that the meeting occurs. The Board of Directors is also allocated stock options on a yearly basis that have a five-year expiration limit.


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


Code of Ethics

      Golden Phoenix has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer that was filed as an exhibit to the Company's Annual Report for the year ended December 31, 2003.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2004 did not exceeded $100,000:

                              Annual Compensation                                    Long Term Compensation
                            --------------------------    --------------------------------------------------------------------------
                                                                     Awards                                  Payouts
                                                          -----------------------------    -----------------------------------------
                                                                                           Securities
                                                                                           Underlying
Name and                                                  Other Annual      Restricted       Options/       LTIP
Principal                        Salary       Bonus       Compensation        Stock            SARs        Payouts       All Other
Position             Year         ($)          ($)            (4)            Awards(s)         (#)           ($)        Compensation
---------------- ---------- --------------- ----------     -----------      -----------     ----------    ----------     ---------
       (a)           (b)          (c)          (d)             (e)              (f)            (g)           (h)            (i)
---------------- ---------- --------------- ----------     -----------      -----------     ----------    ----------     ---------
Michael                2004 $     95,000(1)        --             --            500             --             --             --
Fitzsimonds, CEO       2003 $     95,000(2)        --             --             --             --             --             --

(1) Of the $95,000 in 2004 annual compensation, $35,000 was accrued at December 31, 2003 and remains unpaid.

(2) Of the $95,000 in 2003 annual compensation, $35,000 was accrued at December 31, 2002 and remains unpaid.

      There is no employee that was paid $100,000 per year in cash compensation. An executive compensation contract for the payment of salary was initiated in May of 1998. We have agreed to pay Mr. Fitzsimonds the sum of $60,000 per year in cash compensation and deferred compensation of $35,000.


Option Grants In Last Fiscal Year

                                                          Number of        % of Total
                                                          Securities       Granted to
                                                          Underlying      Employees in      Exercise or
Name                                                   Options Granted     Fiscal Year       Base Price     Expiration Date
----                                                   ---------------     -----------       ----------     ---------------
Michael Fitzsimonds                                           None               0%                --               --


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


Options Exercised:

                                                                            Shares Acquired
Name                                                                        On Exercise(#)           Value Realized
----                                                                        --------------           --------------
Michael R. Fitzsimonds                                                      None                     --


Options Unexercised:

                                                                                             Value of Unexercised
                                               Number of Securities Underlying               In-the-Money Options
                                               Unexercised Options at 12/31/03                    At 12/31/03
                                               -------------------------------                    -----------

Name                                           Exercisable          Unexercised        Exercisable         Unexercised
----                                           -----------          -----------        -----------         -----------
Michael R. Fitzsimonds                           2,818,940          2,818,940           $539,741              $539,741


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


Employment Agreements

      Effective May 15, 1998, Golden Phoenix entered into an Employment Agreement with Michael Fitzsimonds. Pursuant to the Employment Agreement, Mr. Fitzsimonds served as President of Golden Phoenix. The initial term of the Employment Agreement was for one (1) year and automatically renewed for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Fitzsimonds' Employment Agreement provides for $95,000 in total annual salary, of which $60,000 was to be paid in bi-monthly installments, with the remaining $35,000 deferred. On February 18, 2005, Mr. Michael Fitzsimonds resigned his positions as Chairman of the Board and as Company President. The Board of Directors agreed on terms of separation salary and benefits for one year. At the conclusion of the termination agreement, the Company will begin payments of deferred salary from prior years activities and on a loan furnished to the Company during 1997 and 1998.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Shareholders

      The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 15, 2005 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 132,155,654 common shares issued and outstanding at March 15, 2005 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at March 15, 2005 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

                                                                          Exercisable
                                                                           Options/
                                                      Shares owned          Warrants            Percentage
                                                      ------------          --------            ----------

Frank Diegman                                           11,083,333                    0                  8%
1986 E Football Blvd
Pasadena, CA 91107


John W. Whitney                                          1,597,700              379,400                1.5%
P.O. Box 10725
Reno, Nevada

Michael Fitzsimonds                                      2,105,478            2,497,940                3.4%
1675 E. Prater Way
Suite 102
Sparks, NV  89434

Steven D. Craig                                             44,928            2,270,300                1.7%
1675 E. Prater Way
Suite 102
Sparks, NV  89434

David Caldwell                                             143,291              340,000                   *
1675 E. Prater Way
Suite 102
Sparks, NV  89434

Ronald L. Parratt                                           17,566              200,000                   *
1675 E. Prater Way
Suite 102
Sparks, NV  89434

                                                                          Exercisable
                                                                           Options/
                                                      Shares owned          Warrants            Percentage
                                                      ------------          --------            ----------

William L. Thomas                                           13,333              253,000                   *
1675 E. Prater Way
Suite 102
Sparks, NV  89434

All directors and officers as a group (5 persons)          219,118            3,063,300                2.4%

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

         At December 31, 2004 there were no related party transactions.

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
                                =========                          ========

      The Company has paid the following amounts to Mr. Whitney for a portion of its lease obligation on the Borealis property.

                            Number Of Shares
                 Year        Of Common Stock                      Amounts Paid
                 ----        ---------------                      ------------

                 2001              220,547                            $20,290
                 2002              247,498                            $31,731
                 2003               29,400                            $ 5,880
                 Total             497,445                            $57,901
                                ==========                          =========

      Mr. Whitney has purchased either through a placement agreement or the exercise of warrants issued with the private placement the following shares.

                               Number Of Shares            Amounts Paid
                Year           Of Common Stock       On Exercise Of Warrants
                ----           ---------------       -----------------------

                2001                 550,000                    $ 55,000
                2002                 800,000                    $ 80,000
                2003                       0                    $      0
                                ------------                  ----------
                Total              1,350,000                    $135,000
                                ============                  ==========

      The total related party transactions for Mr. Whitney and Whitney & Whitney Inc. is as follows.

                                                        Total Of Above
                            Number Of Shares      Related Party Transactions
                Year        Of Common Stock            For Mr. Whitney
                ----        ---------------            ---------------

                2001            1,978,795                     $196,066
                2002            2,894,500                     $350,999
                2003               29,400                     $  5,880
                              -----------                   ----------
                Total           4,902,695                     $552,935
                              ===========                   ==========

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

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's principal independent accountants for the performance of the audits for the years ended December 31, 2004 and 2003 were HJ & Associates, LLC.

(a) Audit Fees. For the fiscal years ended 2004 and 2003, the aggregate fees billed of services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the United States Securities and Exchange Commission was $172,000.

(b) Audit-Related Fees. For the fiscal years ended December 31, 2004 and 2003, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

(c) Tax Fees. For the fiscal years ended 2004 and 2003, there were no fees billed for the compliance services and there was no tax-planning advice provided.

(e) Other Fees. For the fiscal years ended 2004 and 2003 there were no fees billed for services other than services described above.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

      (a)(3) Exhibits:

Exhibit No.         Description                                          Location
-----------         ------------------------------------------------     ------------------------------------------------
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

Exhibit No.         Description                                          Location
-----------         ------------------------------------------------     ------------------------------------------------
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

31.1                Certification Pursuant to Section 302                Provided herewith

31.2                Certification Pursuant to Section 302                Provided herewith

32.1                Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

32.2                Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith

      (b) Reports on Form 8-K:

      On November 24, 2004 Golden Phoenix filed a Form 8-K with respect to Item 9 - Appointment of William Thomas as Registrant's Chief Financial Officer

      On January 4, 2005 Golden Phoenix filed a Form 8-K with respect to Item 9
- Resignation of Michael Fitzsimonds as Chairman of the Board and Chief Executive Officer.

      On January 31, 2005 Golden Phoenix filed a Form 8-K with respect to Item - Sale of its interests in the Borealis Project for $1.4 million.

      On February 1, 2005 Golden Phoenix filed a Form 8-K with respect to Item - Termination of its interests in the definitive Contact agreements with International Enexco Ltd. and F. W. Lewis Inc.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:    April ___, 2005                         GOLDEN PHOENIX MINERALS, INC.

                                                 By:___________________________
                                                       Steven D. Craig
                                                       Chairman of the Board

                                                 By:___________________________
                                                       William Thomas
                                                       Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                                   DATE

-----------------------
William Thomas           Chief Financial Officer                                 April ___, 2005


-----------------------
Steven D. Craig          Chairman, Director, Vice President and Secretary        April ___, 2005


-----------------------
David A. Caldwell        Director                                                April ___, 2005


-----------------------
Ronald L. Parratt        Director                                                April ___, 2005

                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm              3

Balance Sheet                                                        4

Statements of Operations                                             6

Statements of Stockholders' Equity (Deficit)                         8

Statements of Cash Flows                                            11

Notes to the Financial Statements                                   13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
Reno, Nevada

We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. at December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $25,192,268 and has a working capital deficit of $7,610,574 at December 31, 2004, which together raises doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2005

                          GOLDEN PHOENIX MINERALS, INC.
                                  Balance Sheet

                                                         December 31,
                            ASSETS                           2004
                                                        ------------
CURRENT ASSETS
  Prepaid expenses and other current assets             $    117,045
  Precious metals inventory                                  114,803
  Materials and supplies inventory                            16,429
                                                        ------------
    Total Current Assets                                     248,277
                                                        ------------

PROPERTY AND EQUIPMENT (Note 1)
  Land                                                        57,599
  Buildings                                                  116,020
  Vehicles                                                   266,464
  Computer equipment                                         107,104
  Office furniture and equipment                              18,221
  Mining and milling equipment and rolling stock           1,380,427
  Accumulated depreciation                                  (521,828)
                                                        ------------

    Total Property and Equipment, Net                      1,424,007
                                                        ------------

OTHER ASSETS
  Restricted funds - reclamation obligations (Note 4)      1,848,823
  Reclamation asset, net (Note 4)                          1,843,698
  Prepaid bond insurance premiums                            406,912
  Deposits                                                    15,464
                                                        ------------

    Total Other Assets                                     4,114,897
                                                        ------------

    TOTAL ASSETS                                        $  5,787,181
                                                        ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Balance Sheet (Continued)

                                                                     December 31,
                                                                         2004
                                                                     ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                     $     41,601
  Accounts payable                                                      1,757,459
  Accrued liabilities (Note 7)                                          4,787,546
  Current portion of long term debt (Note 9)                               89,575
  Capital lease obligations-current portion (Note 8)                       33,929
  Convertible notes payable and related accrued interest (Note 10)        779,521
  Amounts due to related parties (Note 6)                                 369,220
                                                                     ------------
    Total Current Liabilities                                           7,858,851
                                                                     ------------

LONG-TERM LIABILITIES
  Reclamation obligation (Note 4)                                       2,352,235
  Long-term debt (Note 9)                                                  77,029
  Capital lease obligations (Note 8)                                        7,004
                                                                     ------------
    Total Long-Term Liabilities                                         2,436,268
                                                                     ------------

    Total Liabilities                                                  10,295,119
                                                                     ------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, 50,000,000 shares authorized, no
    shares issued and outstanding                                              --
  Common stock, no par value, 150,000,000 shares authorized,
    119,721,984 issued and outstanding                                 20,684,330
  Accumulated deficit                                                 (25,192,268)
                                                                     ------------
    Total Stockholders' Equity (Deficit)                               (4,507,938)
                                                                     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  5,787,181
                                                                     ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Operations

                                                                                  For the Years Ended
                                                                                     December 31,
                                                                               --------------------------
                                                                                  2004            2003
                                                                               -----------    -----------
REVENUES
  Sale of precious metals                                                      $ 1,560,419    $    98,097
                                                                               -----------    -----------

EXPENSES
  Cost of mining operations                                                      3,289,569        296,725
  Exploration, mineral property leases, and minimum work commitment expenses     1,483,255        917,363
  Accretion expense                                                                133,507        118,532
  General and administrative                                                     1,862,699      1,099,717
  Investor relations and professional fees                                         228,415        533,218
  Salaries and wages                                                               752,356        357,377
  Depreciation and depletion                                                       170,547         85,517
                                                                               -----------    -----------
    Total Expenses                                                               7,920,348      3,408,449
                                                                               -----------    -----------

LOSS FROM OPERATIONS                                                            (6,359,929)    (3,310,352)
                                                                               -----------    -----------

OTHER INCOME (EXPENSE)
  Interest income                                                                      428         20,955
  Interest expense                                                                (121,451)      (141,969)
    Loss on extinguishment of debt                                                      --             --
    Realized gain on available-for-sale securities                                      --          1,290
    Loss on impairment of investments                                                   --             --
    Sale of interest in mineral property                                                --        125,000
    Precious metal by-product sales net of related costs                                --       (369,266)
    Other income, net                                                               10,944         14,454
                                                                               -----------    -----------
      Total Other Income (Expense)                                                (110,079)      (349,536)
                                                                               -----------    -----------

      LOSS BEFORE INCOME TAXES                                                 $(6,470,008)   $(3,659,888)
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Operations (Continued)

                                                                                      For the Years Ended
                                                                                           December 31,
                                                                                 ------------------------------
                                                                                      2004             2003
                                                                                 -------------    -------------
LOSS BEFORE INCOME TAXES                                                         $  (6,470,008)   $  (3,659,888)

INCOME TAXES                                                                                --               --
                                                                                 -------------    -------------
LOSS BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE                               (6,470,008)      (3,659,888)

  Cumulative effect of change in accounting  principle, net of no income taxes              --          693,828
                                                                                 -------------    -------------

NET LOSS                                                                         $  (6,470,008)   $  (2,966,060)
                                                                                 =============    =============

BASIC LOSS PER SHARE

  Basic loss per share                                                           $       (0.06)   $       (0.03)
                                                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      108,928,872       89,435,621
                                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                  Statements of Stockholders' Equity (Deficit)

                                 Preferred Stock                Common Shares
                            ---------------------------   ---------------------------      Stock
                                                                                        Subscription     Deferred       Accumulated
                               Shares         Amount         Shares         Amount       Receivable        Costs          Deficit
                            ------------   ------------   ------------   ------------   ------------    ------------   ------------
Balance, December 31,
   2002                               --   $         --     76,881,842   $ 13,248,089   $   (490,457)   $   (300,000)  $(15,756,200)
Issuance of common stock
  for services                        --             --        743,674        269,073             --              --             --
Issuance of common stock
  for cash                            --             --      4,911,305      1,760,000             --              --             --
Issuance of common stock
  for exploration and
  property costs                      --             --        253,800         58,827             --              --             --
Issuance of common stock
  for warrants exercised              --             --     14,940,839      1,563,413        (60,000)             --             --
Issuance of common stock
  pursuant to a
  consulting agreement                --             --      1,500,000        525,000             --        (525,000)            --
Issuance of common stock
  for directors fees                  --             --         46,830         16,560             --              --             --
Issuance for common
  stock for software
  maintenance and
  extinguishments of debt             --             --         55,180         22,072             --              --             --
Cash received on stock
  subscription receivable             --             --             --             --        376,430              --             --
                            ------------   ------------   ------------   ------------   ------------    ------------   ------------
Balance Forward                       --   $         --     99,333,470   $ 17,463,034   $   (174,027)   $   (825,000)  $(15,756,200)
                            ------------   ------------   ------------   ------------   ------------    ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)

                                  Preferred Stock             Common Shares
                            --------------------------  --------------------------
                                                                                       Stock
                                                                                     Subscription     Deferred     Accumulated
                               Shares        Amount        Shares        Amount       Receivable       Costs         Deficit
                            ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance Forward                       --  $         --    99,333,470  $ 17,463,034   $   (174,027)  $   (825,000)  $(15,756,200)
Cash received on stock
  subscriptions receivable            --            --            --            --        174,027             --             --
Amortization of deferred
  costs                               --            --            --            --             --        233,750             --
Stock offering costs                  --            --            --      (175,825)            --             --             --
Net loss for the year
  ended, December 31, 2003            --            --            --            --             --             --     (2,966,060)
                            ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance, December 31, 2003            --  $         --    99,333,470  $ 17,287,209   $         --   $   (591,250)  $(18,722,260)
                            ------------  ------------  ------------  ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)

                              Preferred Stock              Common Shares
                        --------------------------  --------------------------
                                                                                    Stock
                                                                                 Subscription     Deferred     Accumulated
                            Shares       Amount        Shares         Amount      Receivable       Costs         Deficit
                        ------------  ------------  ------------  ------------   ------------  ------------   ------------
Balance December 31,
  2003                            --  $         --    99,333,470  $ 17,287,209   $         --  $   (591,250)  $(18,722,260)
Issuance of common
  stock for warrants
  exercised                       --            --     9,728,884     1,230,805             --            --             --
Issuance of common
  stock for cash                  --            --    10,528,587     2,410,341             --            --             --
Issuance of common
  stock for directors
  fees                            --            --         7,815         2,190             --            --             --
Issuance for common
  stock for services -            --       123,228        38,785            --             --             --
Amortization of
  deferred costs                  --            --            --            --             --       306,250             --
Stock offering costs              --            --            --      (285,000)            --       285,000             --
Net loss for the year
  ended, December 31,
  2004                            --            --            --            --             --            --     (6,470,008)
                        ------------  ------------  ------------  ------------   ------------  ------------   ------------
Balance, December 31,
  2004                            --  $         --   119,721,984  $ 20,684,330   $         --  $         --   $(25,192,268)
                        ============  ============  ============  ============   ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                               ---------------------------
                                                                                   2004           2003
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                     $ (6,470,008)  $ (2,966,060)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and depletion                                                       70,547         85,517
    Accretion expense                                                               133,507        118,532
    Cumulative effect of change in accounting principles                                 --       (693,828)
    Common stock issued for services                                                 40,975        285,634
    Common stock issued for exploration and property costs                               --         80,899
    Amortization of deferred costs                                                  306,250        218,750
  Changes in operating assets and liabilities:
    (Increase) in accounts and other receivables                                      1,500         (1,500)
    (Increase) in prepaid expenses and other current assets                          87,346       (568,869)
    (Increase) in inventories                                                        80,229       (211,461)
    (Increase) in reclamation asset                                                      --     (1,200,196)
    (Increase) decrease in restricted cash                                          (29,924)         2,918
    (Increase) in deposits                                                            5,570         (5,423)
    Increase (decrease)in accounts payable                                        1,498,311       (125,990)
    Increase in accrued liabilities                                                 765,129        725,850
    Increase in reclamation obligation                                                   --      1,200,196
                                                                               ------------   ------------
      Net Cash Used by Operating Activities                                      (3,410,568)    (3,055,031)
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                               (582,041)      (100,583)
                                                                               ------------   ------------
  Net Cash Used by Investing Activities                                        $   (582,041)  $   (100,583)
                                                                               ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Cash Flows (Continued)

                                                                           For the Years Ended
                                                                                December 31,
                                                                        ---------------------------
                                                                            2004           2003
                                                                        ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                                        $     41,601   $         --
  Principal payments on capital lease obligations                            (36,912)       (45,388)
  Payments on notes payable and long-term debt                               (93,784)       (31,394)
  Proceeds from notes payable and long-term debt                              33,296             --
  Cash receipts on stock subscription receivable                                  --        410,457
  Proceeds from exercise of options and warrants                           1,195,805      1,496,412
  Proceeds from the conversion of preferred stock                                 --             --
  Stock offering costs                                                            --        (20,825)
    Net proceeds from sale of common stock                                 2,410,341      1,760,000
                                                                        ------------   ------------

    Net Cash Provided by Financing Activities                              3,550,347      3,569,262
                                                                        ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (442,262)       413,648

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR                                442,262         28,614
                                                                        ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $         --   $    442,262
                                                                        ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                                $      7,848   $     14,948
  Cash Paid for Income Taxes                                            $         --   $         --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                                      $     40,975   $    285,634
  Common stock issued for exploration and property costs                $         --   $     80,899
  Debt applied for the exercise of stock options and warrants           $         --   $      7,000
                                                                        $         --   $         --

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Golden Phoenix Minerals, Inc. (the Company) was incorporated under the laws and of the state of Minnesota on June 2, 1997. The Company is engaged in the operation, exploration and development of mineral properties in Nevada and other parts of the western United States. The Company controls its mineral property interests through ownership, leases, and mining claims. The Company is planning exploration and development of selected properties with the intent of conducting precious and base mining and production operations. The Company is continually investigating new mineral properties for potential exploration, development and operation. The Company intends to attempt to provide joint venture opportunities to other large mining companies to work with the Company in these activities. In mid-2003, the Company began formal operation of its Mineral Ridge property. As of December 31, 2004, the operations of the Mineral Ridge Mine has been winter-idled.

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

During 2004, 100% of revenues consisted of precious metal sales to one party.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

                                                              For the Years Ended
                                                                  December 31,
                                                         -----------------------------
                                                             2004            2003
                                                         -------------   -------------
      Net loss per share from operations:

      Numerator - net loss                               $  (6,470,008)  $  (2,966,060)

      Denominator - weighted average shares outstanding    108,923,872      89,435,621
                                                         -------------   -------------

      Basic loss per share                               $       (0.06)  $       (0.03)
                                                         =============   =============

The Company's outstanding common stock options and warrants have been excluded from the basic loss per share calculation as they are anti-dilative. The Company has excluded 7,531,153 common stock equivalents at December 31, 2004.

Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                     2004           2003
                                 ------------   ------------
      Deferred tax assets:
        NOL Carryover            $  7,644,580   $  5,071,800
        Accrued Expenses              233,615        233,700
        Depreciation                  282,095
      Deferred tax liabilities:
        Depreciation                       --        (48,900)
      Valuation allowance          (8,160,290)    (5,256,600)
                                 ------------   ------------
        Net deferred tax asset   $         --   $         --
                                 =============  ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                              2004           2003
                                          ------------   ------------

      Book loss                           $ (2,523,300)  $ (1,151,240)
      Accrued compensation                          --         (1,255)
      Depreciation                                  --        (27,520)
      Other                                      1,385          1,120
      Stock for services/options expense        18,775        142,950
      Valuation allowance                    2,503,140      1,035,945
                                          ------------   ------------

      Net tax provision                   $         --   $         --
                                          ============   ============

At December 31, 2004, the Company had net operating loss carry-forwards of approximately $19,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in the future years.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

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

              Mining equipment                                   5-7 years
              Computer equipment                                 3-5 years
              Furniture and equipment                            5-7 years
              Vehicles                                             5 years
              Buildings                                           40 years

For the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $134,391 and $71,347, respectively related to property and equipment.

Valuation and Measurement of Equity Instruments

Except for transactions with employees that are within the scope of APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either (1) The date at which a commitment for performance by the counter party to earn the equity instruments is reached (a "performance commitment"); or (2) The date at which the counter party's performance is complete.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Closure, Reclamation and Remediation Costs

Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities. The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature an extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

New Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

The Company has authorized 50,000,000 shares of no par value non-voting convertible preferred stock. In 1997, the Company's board of directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997. The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions. At December 31, 2004, the Company had no shares of preferred stock issued and outstanding.

Advertising Expense

The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2004 and 2003.

NOTE 2 -          GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $25,192,268 and a working capital deficit of $7,610,574 at December 31, 2004, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 2 -          GOING CONCERN (Continued)

Management has obtained debt and equity financing to fund the Company's activities until sufficient revenues can be generated from operations. The Company has a common stock purchase agreement for a commitment to purchase up to $12 million of common stock by Fusion Capital, with a related registration statement filed with the Securities Exchange Commission declared effective in November 2003. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses. The Company is in the process of attempting to sell additional debt and equity financing from other sources. The Company intends to continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with it's current and future exploration, development and mining operation activities. Finally during 2003, the Company received the final permits from the state of Nevada and the Bureau of Land Management for its Mineral Ridge Mine and the Company posted the required reclamation bond which allowed the Company to begin operation and recovery of gold at that property. As of December 31, 2004, the operations at the Mineral Ridge Mine had been winter idled. The Company expects to place the Ashdown Property into operation during 2005 and anticipate generating revenues from those operations.

NOTE 3 -          MINERAL PROPERTIES

Ashdown Project, Humboldt County, Nevada

The Ashdown gold-molybdenum project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada. The property covers about 6-square miles and is controlled by 101 unpatented mining claims.

The Company has signed two agreements for the Ashdown property; the first terminated due to the other party's failure to perform. These funds were not obtained and the agreement terminated. The second agreement is a joint venture signed directly with Win-Eldrich Mines on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning in three months after the signing, began paying $5,000 per month until a cash distribution through profitable production is achieved.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 3 -          MINERAL PROPERTIES (Continued)

Ashdown Project, Humboldt County, Nevada (Continued)

Golden Phoenix has begun an economic evaluation and has started the permitting process for a pilot mill, designed to run about 100 to 200 tons per day of high-grade molybdenum ore. The mill equipment and building has been transported to a site a short distance from the proposed milling site. Molybdenum ore is currently stockpiled at the mine site and was previously mined for a large metallurgical test conducted more than twenty years ago. It is estimated that considerable metal values lie in this stockpile. Golden Phoenix also plans to expand into a larger operation once production is underway.

During 2004, the Company conducted additional exploration drilling on the property.

The Company has a marketing agreement in place, which is an exclusive life-of-mine contract. When molybdenite production is underway, will take delivery at the mine site and is responsible for placing it with buyers at a number of worldwide locations.

By the end of the 2004, permit applications were being reviewed by the agencies and include the Water Pollution Control Permit, Reclamation Plan, and Right of Way Permit. The Air Quality Permit is ready to be submitted, and the Storm Water Permit has been received. Permitting efforts for the larger mill and open pit mine includes writing the Plan of Operations and gathering base line information for the Environmental Assessment. Other permit applications will be prepared and submitted once the Plan of Operations is submitted to the Bureau of Land Management.

During 2004, the Company had spent $658,596 on this project and assumed long term debt of approximately $82,500.

Mineral Ridge Property

On November 7, 2000 the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada.

Previously existing permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management (BLM) with the obtaining of new permits dependent upon the Company's proposed plan of mining operations. Accordingly, the Mineral Ridge mine was placed in operation during the spring of 2004. The mine was acquired with minimum maintenance activities being conducted. Operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of $1,560,419 in 2004 and $98,097 in 2003. Costs associated with these activities totaled $3,289,569 in 2004 and $296,725 in 2003. The proceeds from the sale of the precious metal have been reflected net of the associated property maintenance costs as part of other income and expense in the accompanying financial statement.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 3 - MINERAL PROPERTIES (Continued)

Mineral Ridge Property (Continued)

Based on the Company's proposed mine operating plan, the Company had been in the process of obtaining new mine operation permits, including a current reclamation permit. In May 2003, the new operating and reclamation permits were granted, specifying an increase in the amount of the dedicated reclamation funds to approximately $2,693,000. Accordingly, the Company obtained a reclamation surety bond for a corresponding amount (See Note 5). The Company began formal operation of the Mineral Ridge property in September 2003 and concluded full operations during the spring of 2004. During December 2004, the company suspended operations of the Mineral Ridge Mine, and is currently processing the heap leach pads. Gold and silver continue to be recovered.

The recovery operation on the property currently uses a cyanide heap leaching process to extract the precious metals, principally gold with some silver by-product.

The Company has determined, with the assistance of independent and qualified consultants, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable ore reserves of 2,400,000 tons averaging 0.076 troy ounces of gold per ton for 181,400 ounces of recoverable gold at an 81 percent recovery. There were an additional 10,000 ounces estimated to be on the leach pad. As of December 31, 2004, the operations at the Mineral Ridge Mine had been winter idled.

Borealis Property

The Company had a 100% interest in a mineral property, situated in Mineral County, Nevada, known as the Borealis Property ("Borealis Property").

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 3 -          MINERAL PROPERTIES (Continued)

Borealis Property (Continued)

In the fourth quarter of 2004 the Company and Gryphon Gold entered into negotiations for the sale of Borealis to Gryphon. An agreement was made during January of 2005 for the sale of all Borealis rights held by the Company to Gryphon. The agreement is for cash payments of $1,400,000, with the first payment of $400,000 due on the agreement signing date. Payments of $250,000 are due every three months until full payment has been completed. Gryphon Gold is current on its payments.

Contact Copper Property

On January 28, 1998 the Company entered into a joint venture agreement with International Enexco Ltd. ("Enexco"). The Company had the option to purchase 60% of the rights to Enexco's interest in the Contact Copper Property for a total of $2,600,000 in Work Requirements and $313,000 in lease payments over a seven-year period.

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

Both the Enexco and Lewis contracts were terminated by the Company on December 23, 2004. Under the contracts, stock and exploration liabilities remain in place. Reduction or elimination of these liabilities have been broached by the Company with both contract parties and discussions are continuing.

The Company retains six unpatented mining claims over a portion of what is known as the Banner Zone deposit. To date, these claims have the highest drill hold ore grades in the area of interest.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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

In connection with the new reclamation permit obtained in May 2003, the Company increased its estimated reclamation costs based on the new operating plan for the Mineral Ridge property. Accordingly, on June 1, 2003, the Company increased the Mineral Ridge property reclamation asset by $830,724 to $1,894,024 based on the revised estimate using a credit adjusted risk free interest rate of 8.5% with a corresponding increase in the related reclamation obligation. Depreciation of the reclamation asset was recognized for the year ended December 31, 2003 in the amount of $14,170 and $36,156 for the year ended December 31, 2004, using the units-of-production method.

Accretion expense related to the reclamation obligation for the year ended December 31, 2004, and 2003 was $133,507 and 118,532, respectively.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 4 -          RECLAMATION ASSET AND OBLIGATION (Continued)

The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2004:

      Reclamation obligation (asset retirement obligation) as
        reported at December 31, 2003                          $2,218,728
      Impact of adopting SFAS No. 143                                  --
      Accretion expense:
        Revision in reclamation cost estimates                         --
        Accretion expense - January 1, 2004 through
          December 31, 2004                                       133,507
                                                               ----------

      Reclamation obligation at December 31, 2004              $2,352,235
                                                               ==========

NOTE 5 - RECLAMATION SURETY BOND

During May 2003, The Company entered into an insurance backed financial assurance program for a surety bond, to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred to the insurance company approximately $1,800,000 of the reclamation cash deposits that had been presented in previous periods as restricted cash for the reclamation of the Mineral Ridge property. The Company has paid an additional $526,505 of premiums on the reclamation bond policy through December 31, 2004. The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property. This amount has been reflected as part of the Restricted Funds-Reclamation Obligations asset in the accompanying financial statements. The remaining amount consists of an $11,311 annual insurance premium, which is being amortized over a 12-month period and $518,542, which represents the portion of the premium to be amortized over the 12-year term of the policy. At December 31, 2004, the total current portion of the prepaid insurance premiums related to this policy totaled $47,925 and the long-term portion totaling $406,912.

The insurance enabled the Company to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. It also allowed the Company the flexibility to increase its bond in the future to an aggregate limit of $4 million, should it move into Phase 2 of its operations at Mineral Ridge. With the filing of the reclamation bond, the Company has begun Phase 1 of its operating plan to produce gold from the mine. This included the restart of the leaching of gold from the existing leach pad which has already commenced. As of December 31, 2004, the operations at the Mineral Ridge Mine had been winter idled.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 6 - AMOUNTS DUE TO RELATED PARTIES

At various times officers and shareholders of the Company have advanced funds to pay operating, general and administration costs with the Company making partial repayments periodically. As of December 31, 2004, a total of $208,962 was payable to these related parties. Interest has been imputed at a rate of 8% on amounts outstanding in excess of twelve months. As of December 31, 2004, total accrued interest of $76,710 has been recognized. These advances along with the imputed accrued interest are unsecured and due on demand.

In addition to the above related party notes, one long term note payable was issued for the purchase of what is known as the Ashdown Pilot Mill for $200,000. The note has had payments made with a balance now due of $83,548. After the note was issued the holder became an employee of the company.

The Company incurred related party interest expense of $20,902 and $21,831 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7 - ACCRUED LIABILITIES

      Accrued liabilities consisted of the following at
        December 31, 2004:
          Contact Property lease payable (Note 11)                    $  1,764,807
          Contact Property minimum work commitment payable (Note 11)     2,420,643
          Officers accrued salaries and deferred compensation              506,144
          Accrued payroll and related expenses                              92,872
          Accrued interest                                                   3,080
                                                                      ------------

                                                                      $  4,787,546
                                                                      ============

NOTE 8 - CAPITAL LEASES

The Company leases certain computer software and equipment with lease terms through July 2006. Obligations under these capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 8 - CAPITAL LEASES (Continued)

Obligations under capital leases at December 31, 2004 consisted of the following:

Capital lease payable to Hewlett Packard Financial Service Co., dated  August 1, 2001, payable at $1,596 per month, including taxes  and fees and interest imputed at 17.18% per annum, maturity August 1, 2005,
secured partially by certain computer equipment                                                                  $   11,361

Capital lease payable to CIT Financial Services, dated  August 21, 2001, payable at $1,409 per month, including interest  imputed at 20.48% per annum, maturity August 5, 2005, secured partially by certain
computer equipment                                                                                                   10,455

Capital lease payable to Heller Financial Leasing, dated July 5, 2001, payable at $1,195 per month, including interest imputed at 18.9% per annum, maturity July 5, 2006, secured by certain computer
equipment                                                                                                            19,117
                                                                                                                 ----------
  Total                                                                                                              40,933
                                                                                                                 ----------

  Less: Current Portion                                                                                              33,929

  Long-term portion                                                                                              $    7,004
                                                                                                                 ==========

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

      Year Ended December 31,
      -----------------------------------------------

      2005                                            $36,528
      2006                                              7,173
      2007                                                 --
      2008                                                 --
      2009 and thereafter                                  --
                                                      -------

      Total future minimum lease payments              43,701

      Less: Amount representing interest                2,768
                                                      -------

      Present value of future minimum lease payments  $40,933
                                                      =======

The Company recorded depreciation expense of $6,372 and $6,372 for the years ended December 31, 2004 and 2003 for equipment under capital leases.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 9 - LONG TERM DEBT

Long term debt consisted of the following at December 31, 2004:
Note payable to GMAC, dated November 17, 2000, payable at  $672 per month including interest at 3.9% per
annum through  December, 2004, secured by a 2001 GMC Sierra truck.                                               $    2,999

Note payable to GMAC, dated November 17, 2000, payable at  $672 per month including interest at 3.9% per
annum through  December, 2004, secured by a 2001 GMC Sierra truck.                                                    2,999

Note payable to GMAC, dated November 17, 2000, payable at $599 per month including interest at 3.9% per
annum through December, 2004, secured by a 2001 GMC Sierra truck.                                                     2,677

Note payable to GMAC, dated November 17, 2000, payable at $598 per month including interest at 3.9% per
annum through December, 2004, secured by a 2000 GMC Sierra truck.                                                     2,671

Note payable to Arcadia Financial Ltd., dated August 12, 2003, payable at $468 per month including
interest at 12% per annum through February 2008, secured by a 1999 Chevrolet truck                                   14,702

Note payable to Komatsu Financial, dated December 10, 2003, payable at $1,798 per month through December
2006 with no interest, secured by a Komatsu crawler dozer                                                            44,946

Note payable to an individual, dated August 28, 2001, payable upon demand, including interest at 15% per
annum, unsecured.                                                                                                    37,540

Note payable to GMAC, dated May 11, 2004, payable at $558 per month with no interest, through May 2009,
secured by a 2004 GMC Sierra truck.                                                                                  29,580

Note payable to GMAC, dated May 11, 2004, payable at $538 per month with no interest, through May 2009,
secured by a 2004 GMC Sierra truck.                                                                                  28,490
                                                                                                                 ----------
  Total                                                                                                             166,604

  Less: Current portion of long term debt                                                                            89,575
                                                                                                                 ----------
  Total Long-term debt                                                                                           $   77,029
                                                                                                                 ==========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 9 - LONG TERM DEBT

Maturities on long term debt are as follows:

      Year Ended December 31,
      -----------------------

      2005                   $ 89,575
      2006                     39,309
      2007                     18,316
      2008                     13,926
      2009 and thereafter       5,478
                             --------

      Total                  $166,604
                             ========

NOTE 10 -         CONVERTIBLE NOTES PAYABLE

At December 31, 2004, the Company had twelve convertible notes payable totaling $455,000. These notes originated in April 2000 and accrue interest at 12% per annum. Principal and interest are due in April, 2005, five years from the date of issue. The principal and interest on the notes are convertible into common stock of the Company at $0.20 to $0.30 per share. As of December 31, 2004, accrued interest on these convertible notes totaled $324,521.

The Company recognized a beneficial conversion feature expense of $92,666 during the year ended December 31, 2000 because the notes were convertible immediately. The beneficial conversion feature expense was calculated by subtracting the conversion price from the closing market price on the note date multiplied by the convertible number of shares. If the principal and interest on the notes were converted as of December 31, 2004, the Company would have been required to issue 2,993,200 shares of common stock to the holders of the convertible notes.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its facilities under a non-cancelable operating lease which expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of three cents per square foot. The current 12 month rate is $6510 per month. The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2004.

      Year Ended December 31,
      -----------------------

      2005     $ 79,170
      2006       82,110
      2007       84,210
      2008       86,730
      2009       89,250
      2010       91,770
      2011       54,360
               --------

      Total    $567,600
               ========

In addition, during 2004, the Company entered into various operating lease agreements to rent heavy equipment to be used at the Mineral Ridge Mineral Property. The equipment operating lease agreements provide for month to month rental payments totaling $34,192 and provide for the Company to acquire the equipment on unspecified terms.

Rental expense for all operating leases was $107,445 and $87,915 for the years ended December 31, 2004 and 2003, respectively.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Effective May 15, 1998, the Company entered into an Employment Agreement with Michael Fitzsimonds. Pursuant to the Employment Agreement, Mr. Fitzsimonds served as President of the Company. The initial term of the Employment Agreement was for one (1) year and automatically renewed for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Fitzsimonds' Employment Agreement provided for $95,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $35,000 deferred. Mr Fitzsimonds resigned during February of 2005 and the above agreement is in effect. On February 18, 2005 Mr. Michael Fitzsimonds resigned his positions as Chairman of the Board and as Company President. The Board of Directors agreed on terms of separation salary and benefits for one year. At the conclusion of the termination agreement, the Company will begin payments of deferred salary from prior years activities and on a loan furnished to the company during 1997 and 1998.

Effective May 15,1998, the Company entered into an Employment Agreement with Steven Craig. Pursuant to the Employment Agreement, Mr. Craig serves as Vice-President of Corporate Development of the Company. The initial term of the Employment Agreement was for one (1) year and automatically renews for an additional one (1) year term on each successive annual anniversary of the Employment Agreement, unless terminated pursuant to the terms of the Employment Agreement. Mr. Craig's Employment Agreement provides for $85,000 in total annual salary, of which $60,000 is to be paid in bi-monthly installments, with the remaining $25,000 deferred. In the event the Board of Directors elects to terminate the Employment Agreement without cause, the Company must pay a severance to Mr. Craig equal to one (1) year's then-current salary and one (1) year's then-current benefits. The Board of Directors must provide Mr. Craig thirty (30) days' notice of its intent to terminate Mr. Craig's employment without cause. In lieu of thirty (30) days' notice, the Board of Directors may elect to provide Mr. Craig an additional thirty (30) days of salary and benefits. In the event 40% or more of the outstanding shares of the Company are acquired by someone other than the Company or Mr. Craig, the Employment Agreement terminates immediately. Upon this type of termination, the Company must pay a severance to Mr. Craig equal to two (2) years' then-current salary and two (2) years' then-current benefits. Mr. Craig may elect to take a cash payment in lieu of his two (2) years' then-current benefits.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Mineral Property Lease - F.W. Lewis Contact Property

The Company leased mining property in Elko County, Nevada, known as the Contact Property, as part of a exploration license agreement (See Note 3). During February 2003, the parties signed a first amendment extending the term of the exploration license to December 31, 2007. The Company is to continue making exploration license payments of $2,500 per month, stock distributions of 350,000 shares of the Company's common stock on January 1 and July 1 of each year and yearly minimum work commitment of $100,000. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by the Company on either the Lewis property or the adjoining International Enexco, Ltd. property shall be applied to Lewis' minimum work commitment. Additionally, the second amendment clarified that Lewis holds a Production Royalty with respect to the Enexco Property.

At December 31, 2004, the Company had a total liability of $3,249,450 on the lease which consists of $1,989,250 of property lease payments, $1,243,200 of minimum work commitment expenditures and $17,000 in monthly exploration license payments. Since the minimum work commitment liability associated with the International Enexco, Ltd. lease exceeds the minimum work commitment liability pursuant to this the F.W. Lewis agreement and the required expenditures for the adjoining International Enexco, Ltd property may be applied to Lewis' minimum work commitment, the F.W. Lewis minimum work commitment liability has not been recognized as an additional liablility. The lease is cancelable within thirty days. The lease was cancelled on December 23, 2004.

Mineral Property Lease - International Enexco Limited - Contact Property

The Company also leased mineral property in Elko County, Nevada, known as the Contact Property as part of a joint venture agreement with International Enexco (See Note 3). The lease includes monthly payments of $4,000 and minimum work in qualifying expenses ranging from $550,000-$650,000 for exploration, development, or mining. At December 31, 2004, the Company has accrued $4,000 of the monthly lease payments and had a liability totaling $2,175,200 in unsatisfied minimum work commitments. The lease is cancelable within thirty days and has been cancelled at year end of 2004. The lease was cancelled on December 23, 2004.

Royalty Agreement - Mary Mining Company, Inc.

As part of the purchase of the Mineral Ridge Mine, the Company assumed a net smelter returns royalty agreement with Mary Mining Company, Inc. The agreement calls for a production royalty of the net smelter returns. The royalty percentage rate is based on the price of gold per troy ounce.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreement - Mary Mining Company, Inc. (Continued)

                                                               Royalty
     Price of Gold per Troy Ounce                          Percentage Rate
     ----------------------------                          ---------------

     Less than or equal to $300 U.S.                                  2.5%
     Greater than $300, but less than or equal to $325                  3%
     Greater than $325, but less than or equal to $350                3.5%
     Greater than $350, but less than or equal to $375                  4%
     Greater than $375, but less than or equal to $400                4.5%
     Greater than $400, but less than or equal to $500                  5%
     Greater than $500, but less than or equal to $600                5.5%
     Greater than $600, but less than or equal to $800                  6%
     Greater than $800, but less than or equal to $1,000                7%
     Greater than $1,000                                                8%

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Common Stock Purchase Agreement

On November 12, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $12.0 million of our common stock over a forty-month period that commences when a registration statement filed with the U.S. Securities and Exchange Commission becomes effective. Pursuant to the agreement, Fusion Capital is to purchase $15,000 of the Company's common stock on each trading day during the term of the agreement, subject to the Company's right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company's stock in the event that the purchase price per share of common stock is below $0.10. The Company intends to use the proceeds from the sale of the common stock to Fusion Capital for working capital and general corporate purposes. In connection with the common stock purchase agreement, the Company issued 1,587,302 non-restricted shares of common stock valued at $300,000 to Fusion Capital as a commitment fee and 250,000 restricted shares of stock valued at $46,250 as reimbursement for certain expenses incurred by Fusion Capital. Additionally, Fusion Capital paid cash of $37,000 for 200,000 restricted shares of stock in November 2002. The registration statement was declared effective in November 2003 and through December 31, 2004, the Company has issued 17,232,442 shares of common stock for cash proceeds of $4,563,000 pursuant to the Fusion Capital agreement. As of January 3, 2005, Fusion Capital had completed buying all of the common stock available under the common stock purchase agreement.

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

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 12- RELATED PARTY TRANSACTIONS

The Company leases mineral property known as the Borealis Property from the Borealis Partnership, which consists of three separate individuals who combined their separate properties to facilitate leasing the entire mineralized zone covered by the three properties. Dr. Whitney is an underlying owner of the Borealis project. During the years ended December 31, 2004 and 2003, it was the responsibility of Gryphon Gold, as managing partner of the Borealis Joint Venture, to make all payments (See Note 11).

The Company has a consulting agreement with Whitney & Whitney which has a term of three years beginning March 1, 1999 and has continued on a month-to-month basis upon expiration of the initial term. The consulting agreement calls for Whitney & Whitney to provide metallurgical, geological and plant design services related to the Company's projects along with assistance related to general business and financial matters. The agreement also calls for payments the Company of a minimum of $2,500 per month in restricted shares of common stock. The agreement may be terminated by either party upon 90 days written notice. The President of Whitney & Whitney, Inc., Dr. Whitney, is no longer a significant shareholder of the Company, with less than one percent (-1%) ownership. Under the terms of the Whitney & Whitney agreement, the Company gave to Whitney a written 90 notice of termination. The termination is effective March 30, 2005.

NOTE 13 -OUTSTANDING STOCK OPTIONS

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123 as amended by FASB Statement 148, "Accounting for Stock-Based Compensation", requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2004: dividend yield of zero percent; expected volatility of 101% risk-free interest rate of 3.5 percent and expected life of 5 years.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 13 -OUTSTANDING STOCK OPTIONS (Continued)

Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would not have recorded an additional expense. Also under these same provisions, the Company's net loss would not have been changed by the pro forma amounts indicated below:

                                                December 31,
                                      -----------------------------
                                          2004             2003
                                      -------------   -------------
      Net loss:
        As reported                   $  (6,470,008)  $  (2,966,060)
        Pro forma                     $  (6,470,008)  $  (3,548,427)

      Basic income (loss) per share:
        As reported                   $       (0.06)  $       (0.03)
        Pro forma                     $       (0.06)  $       (0.04)


                                       Outstanding                               Exercisable
                  ---------------------------------------------------- -----------------------------------
                       Number       Weighted Average
                   Outstanding at       Remaining     Weighted Average Number Exercisable Weighted Average
Exercises Prices      12/31/04      Contractual Life   Exercise Price      at 12/31/04     Exercise price
                  ----------------  ----------------  ----------------  ----------------  ----------------
             0.4            38,267              2.50              0.44            38,267  $           0.44
             0.1         2,465,715               (a)  $           0.15         2,465,715  $           0.15
             0.2         1,701,000              0.25              0.20         1,701,000              0.20
             0.3         2,064,000              2.50              0.37         2,064,000              0.37
                  ----------------  ----------------  ----------------  ----------------  ----------------
$           0.15         6,268,982              2.40  $           0.24         6,268,982  $           0.24
                  ================  ================  ================  ================  ================

(a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

During the year ended December 31, 2004, the Company granted 38,267 stock options to various employees. These options were issued with exercise prices of $0.44 per share. All of these options vest immediately and have maturity date of three and one half years.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 14 -         OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of December 31, 2004 and changes during the year is presented below:

                                                 Weighted
                                                  Average
                                                  Exercise
                                   Shares          Price
                                ------------   ------------
Outstanding, December 31, 2003    12,618,236   $       0.13

  Granted
  Canceled / Expired                (990,333)          0.12
  Exercised                      (10,352,551)          0.13
                                ------------   ------------

Outstanding, December 31, 2004     1,275,352   $       0.24
                                ============   ============

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2004:

Expiration Date         Price     Number
---------------         -----     ------

           2006          0.20    350,000
           2006          0.25    925,352
                               ---------

                               1,275,352
                               =========

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company has issued 3,312,392 shares of common stock for stock options and warrants exercised for cash proceeds of $620,261, 121,994 shares of common stock for services rendered valued at $21,058, and 9,354,860 shares of common stock for cash proceeds of $895,945 related to the Fusion Capital common stock purchase agreement discussed in Note 11.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 15 - SUBSEQUENT EVENTS (Continued)

The Company has entered into two agreements regarding the Ashdown gold-molybdenum project. That mineral property is located in Humboldt County, Nevada and consists of 196 unpatented mining claims. The first agreement was signed on September 19, 2003 and was subsequently terminated prior to December 31, 2004 as the funding terms were not met by the other party to the agreement. Subsequently, on February 5, 2004, the Company entered into a joint venture agreement with the owner of the property wherein the Company has the ability to acquire an undivided vested 60% interest in the project in either of two ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement Letter, the Company paid $50,000 to the property owner, and beginning in three months after the signing, the Company is obligated to pay $5,000 per month until a cash distribution through profitable production is achieved. A formal contract for the joint venture had not been signed by the end of 2004 and continues to be negotiated.

On February 18, 2005 Mr. Michael Fitzsimonds resigned his positions as Chairman of the Board and as Company President. The Board of Directors agreed on terms of separation salary and benefits for one year. At the conclusion of the termination agreement, the Company will begin payments of deferred salary from prior years activities and on a loan furnished to the company during 1997 and 1998.

On February 18, 2005 Mr. Kenneth Ripley was appointed as Acting Manager, with the temporary title of Chief Executive Officer. The Board of Directors continues to negotiate terms of employment. Mr. Ripley has been on Company sites as Acting Manager since February 18, 2005.