Form 10QSB
period 2005-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2005-05-24
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                         Commission File Number 0-22905

                          GOLDEN PHOENIX MINERALS, INC.
             (Exact Name of Registrant as specified in its charter)

               Minnesota                                  41-1878178
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification Number)

     1675 East Prater Way, Suite 102, Sparks, Nevada      89434
         (Address of Principal Executive Offices)      (Zip Code)

                                 (775) 853-4919
               Registrant's telephone number,including area code

Indicate by check mark whether the Registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and

(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 23, 2005, there were 133,204,035 outstanding shares of the issuer's common stock.

                          GOLDEN PHOENIX MINERALS, INC.

                                FORM 10-QSB INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004 5 Statements of Operations for the Three Months Ended
      March 31, 2005 and 2004 (Unaudited)                                     7
    Statements of Stockholders' Equity (Deficit) (Unaudited)                  9
    Statements of Cash Flows for the three Months Ended
      March 31, 2005 and 2004 (Unaudited)                                    10
    Notes to Condensed Financial Statements                                  12
  Item 2.  Management's Discussion and Analysis or Plan of Operation         16
  Item 3.  Controls and Procedures                                           28

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                 29
  Item 2.  Changes of Securities and Use of Proceeds                         29
  Item 3.  Defaults Upon Senior Securities                                   29
  Item 4.  Submission of Matters to a Vote of Security Holders               30
  Item 5.  Other Information                                                 30
  Item 6.  Exhibits and Reports on Form 8-K                                  30
  Signature Page                                                             33

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                      MARCH 31, 2005 AND DECEMBER 31, 2004

                          GOLDEN PHOENIX MINERALS, INC.
                                 Balance Sheets

                                     ASSETS

                                                       March 31,        December 31,
                                                         2005               2004
                                                   ---------------    ---------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $        42,648    $            --
  Receivables                                            1,001,084                 --
  Prepaid expenses                                          83,266            117,045
  Precious metals inventory                                161,449            114,803
  Materials and supplies inventory                          21,036             16,429
                                                   ---------------    ---------------
    Total Current Assets                                 1,309,483            248,277
                                                   ---------------    ---------------
PROPERTY AND EQUIPMENT

  Land                                                      57,599             57,599
  Buildings                                                116,020            116,020
  Vehicles                                                 266,464            266,464
  Computer equipment                                       107,696            107,104
  Office furniture and equipment                            18,221             18,221
  Mining equipment and rolling stock                     1,380,499          1,380,427
  Accumulated depreciation                                (561,456)          (521,828)
                                                   ---------------    ---------------
    Total Property and Equipment, Net                    1,385,043          1,424,007
                                                   ---------------    ---------------
OTHER ASSETS

  Restricted funds - reclamation obligations             1,849,001          1,848,823
  Reclamation asset, net                                 1,839,756          1,843,698
  Prepaid bond insurance premiums                          396,109            406,912
  Deposits                                                  16,051             15,464
                                                   ---------------    ---------------

    Total Other Assets                                   4,100,917          4,114,897
                                                   ---------------    ---------------
TOTAL ASSETS                                       $     6,795,443    $     5,787,181
                                                   ===============    ===============



   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               March 31,        December 31,
                                                                 2005               2004
                                                           ---------------    ---------------
                                                             (Unaudited)
CURRENT LIABILITIES

  Bank Overdraft                                           $            --    $        41,601
  Accounts payable                                               1,268,930          1,757,459
  Accrued liabilities                                            4,763,112          4,787,546
  Current portion of long term debt                                 79,500             89,575
  Capital lease obligations-current portion                         30,174             33,929
  Convertible notes payable and related accrued interest           365,996            779,521
  Amounts due to related parties                                   297,053            369,220
                                                           ---------------    ---------------
    Total Current Liabilities                                    6,804,765          7,858,851
                                                           ---------------    ---------------
LONG-TERM LIABILITIES
  Reclamation obligation                                         2,384,035          2,352,235

  Long-term debt                                                    66,663             77,029
  Capital lease obligations                                          3,826              7,004
                                                           ---------------    ---------------
    Total Long-Term Liabilities                                  2,454,524          2,436,268
                                                           ---------------    ---------------
    Total Liabilities                                            9,259,289         10,295,119
                                                           ---------------    ---------------
COMMITMENTS AND CONTINGENCIES                                            ~                  ~

STOCKHOLDERS' EQUITY (DEFICIT)                                           ~                  ~

  Common stock, no par value, 200,000,000 shares                         ~                  ~
    authorized, 132,667,419 and 119,721,984 issued and
    Outstanding, respectively                                   22,285,551         20,684,330
  Accumulated deficit                                          (24,749,397)       (25,192,268)
                                                           ---------------    ---------------
    Total Stockholders' Equity (Deficit)                        (2,463,846)        (4,507,938)
                                                           ---------------    ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS'                                  ~                  ~
    EQUITY (DEFICIT)                                       $     6,795,443    $     5,787,181
                                                           ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Operations

                                                     For the Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

REVENUES

  Sale of precious metals                          $    169,048    $    240,988
                                                   ------------    ------------
EXPENSES

  Cost of mining operations                             504,187         489,087
  Exploration, mineral property leases, and
    minimum work commitment expenses                    138,272         452,481
  Accretion expense                                      31,800          31,800
  General and administrative                            300,837         418,678
  Investor relations and professional fees               33,043          66,577
  Salaries and wages                                     58,752         127,149
  Depreciation and depletion                             43,569          31,087
                                                   ------------    ------------
    Total Expenses                                    1,110,460       1,616,859
                                                   ------------    ------------
LOSS FROM OPERATIONS                                   (941,412)     (1,375,871)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                           178             303
  Interest expense                                      (37,420)        (35,089)
  Other income net                                       21,526           4,339
  Gain on sale of asset                               1,400,000              --
                                                   ------------    ------------
    Total Other Income (Expense)                      1,384,283         (30,447)
                                                   ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES                  $    442,871    $ (1,406,318)
                                                   ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Operations (Continued)


                                                     For the Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

INCOME/(LOSS) BEFORE INCOME TAXES                 $     442,871   $  (1,406,318)

INCOME TAXES                                                 --              --
                                                  -------------   -------------
NET INCOME/(LOSS)                                 $     442,871   $  (1,406,318)
                                                  =============   =============

BASIC AND FULLY DILUTED INCOME/(LOSS) PER SHARE
  Basic                                           $        0.00   $       (0.01)
                                                  =============   =============
  Fully Diluted                                   $        0.00   $       (0.01)
                                                  =============   =============

BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                             128,664,985     101,770,641
                                                  =============   =============
FULLY DILUTED WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING                    135,943,774     101,770,641
                                                  =============   =============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                  Statements of Stockholders' Equity (Deficit)

                                                                        Stock
                                             Common Shares           Subscription     Deferred      Accumulated
                                         Shares        Amount         Receivable        Costs         Deficit
                                      ------------   ------------    ------------   ------------    ------------
Balance, December 31, 2003              99,333,470   $ 17,287,209    $         --   $   (591,250)   $(18,722,260)

Issuance of common stock
  for services                             123,228         38,785              --             --              --

Issuance of common stock for
  cash                                  10,528,587      2,410,341              --             --              --

Issuance of common stock for
  warrants exercised                    9,728,8849      1,230,805              --             --              --

Issuance of common stock for
  directors fees                             7,815          2,190              --             --              --

Amortization of deferred costs                  --             --              --        306,250              --

Stock offering costs                            --       (285,000)             --        285,000              --

Net loss for year ending December
  31, 2004                                      --             --              --             --      (6,470,008)
                                      ------------   ------------    ------------   ------------    ------------

Balance December 31, 2004              119,721,984     20,684,330              --             --     (25,192,268)

Issuance of common stock for
  Convertible notes exercised
  (unaudited)                            3,112,392        590,598              --             --              --

Issuance of common stock for
  cash (unaudited)                       9,354,860        895,945              --             --              --

Issuance of common stock for
  services (unaudited)                     478,183        114,678              --             --              --

Stock offering costs (unaudited)                --             --              --             --              --

Net Gain for the quarter ended,
  March 31, 2005 (unaudited)                    --             --              --             --         442,871
                                      ------------   ------------    ------------   ------------    ------------
Balance, March 31, 2005 (unaudited)    132,667,419   $ 22,285,551    $         --   $         --    $(24,749,397)
                                      ============   ============    ============   ============    ============

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows

                                                              For the Three Months Ended
                                                                      March 31,
                                                          --------------------------------
                                                               2005              2004
                                                          --------------    --------------
                                                            (Unaudited)       (Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(Loss)                                       $      442,871    $   (1,406,318)
  Adjustments to reconcile net income/(loss) to net
    cash used by operating activities:
  Depreciation and depletion                                      43,569            31,087
  Accretion expense                                               31,800            31,800
  Common stock issued for services                               590,598            10,471
  Common stock issued for exploration and
    property costs                                               114,978            58,827
  Amortization of deferred costs                                      --           131,250
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts and other receivables       (1,000,863)            1,000
  (Increase) in receivables - related party                        3,224            (1,749)
  Decrease in prepaid expenses                                    34,000            35,655
  Decrease in inventories                                        (40,790)            5,778
  (Increase) Decrease in reclamation asset                         3,942                --
  (Increase) decrease in restricted cash                            (178)               --
  Decrease in deposits                                               (58)            5,323
  (Increase) Decrease in accounts payable                        488,530           (44,044)
  (Increase) Decrease  in accrued liabilities                    (24,434)          145,529
  (Increase) Decrease in reclamation obligation                       --                --
                                                          --------------    --------------
    Net Cash Used by Operating Activities                        687,189          (995,391)
                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                            (167,030)         (208,127)
                                                          --------------    --------------
    Net Cash Used by Investing Activities                 $     (167,030)   $     (208,127)
                                                          --------------    --------------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Cash Flows (Continued)

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                              2005           2004
                                                                         ------------    ------------
                                                                          (Unaudited)     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Overdraft of accounts                                                  $    (41,601)   $         --
  Principal payments on capital lease obligations                             (25,730)         (9,464)
  Payments on notes payable and long-term debt                                 69,767         (12,478)
  Principal and interest payments on convertible notes                       (479,947)             --
  Proceeds from exercise of options and warrants                                   --         270,000
  Net proceeds from sale of common stock                                           --         901,513
                                                                         ------------    ------------
    Net Cash Provided by Financing Activities                                (477,511)      1,149,571
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           42,648         (53,947)

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR                                      --         442,262
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     42,648    $    388,315
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Paid for Interest                                                 $     37,420    $     35,089
  Cash Paid for Income Taxes                                             $         --    $         --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services                                       $    590,598    $     10,471
  Common stock issued for exploration and
    property costs                                                       $    114,978    $     58,827
  Debt applied for the exercise of stock options and
    Warrants                                                             $         --    $         --

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE  1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

NOTE  2 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $24,749,397 and a working capital deficit of $5,495,282 at March 31, 2005, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Management has obtained financing from the sale of the Borealis Project to fund some of the Company's activities until sufficient revenues can be generated from operations. Mineral Ridge gold production continues and it provides funds to sustain the operation. The Company also plans to obtain funds through the exercise of outstanding stock warrants, which would provide additional working capital to cover the costs of its mineral property and other corporate expenses.

      The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with its current and future exploration, development and mining operation activities.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

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

      FASB Statement 123 as amended by FASB Statement 148, "Accounting for Stock-Based Compensation", requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2005: dividend yield of zero percent; expected volatility of 101% risk-free interest rate of 3.5 percent percent; and expected life of 5 years.

      Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have not recorded an additional expense for the three months ended March 31, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                             March 31,
                                                  -----------------------------
                                                      2005             2004
                                                  -------------   -------------
Net Income/(Loss):
  As reported                                     $     442,871   $  (1,406,318)
  Pro forma                                       $     443,107   $  (1,417,798)

Basic Income/(Loss) per share:
  As reported                                     $        0.00   $       (0.01)
  Pro forma                                       $        0.00   $       (0.01)

Diluted Income/(Loss) per share:
  As reported                                     $        0.00   $       (0.01)
  Pro forma                                       $        0.00   $       (0.01)


      A summary of the status of the Company's stock option plans as of March 31, 2005 and changes during the year is presented below:


                                                                     Weighted
                                                                    Average
                                                   Options        Exercise Price
                                                ------------      --------------
Outstanding, December 31, 2004                     6,268,982      $       0.24

  Granted                                          1,300,000              0.15
  Cancelled/Expired                                1,565,545              0.20
  Exercised                                               --                --
                                                ------------      --------------

Outstanding, March 31, 2005                        6,003,437      $       0.23
                                                ============      ==============
Exercisable, March 31, 2005                        6,003,437      $       0.23
                                                ============      ==============

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE  3 - OUTSTANDING STOCK OPTIONS (Continued)

                                   Outstanding                                Exercisable
                    --------------------------------------------    -----------------------------
                                        Weighted
                                        Average       Weighted                          Weighted
                        Number         Remaining       Average           Number        A verage
                      Outstanding     Contractual     Exercise        Exercisable      Exercise
   Exercise Prices    at 3/31/05         Life           Price         at 3/31/05        Price
   -------------    -------------   -------------   -------------   -------------   -------------
     $        0.15      2,465,715              (a)  $        0.15       2,465,715   $        0.15
              0.20        140,000            1.00            0.20         140,000            0.20
              0.37      2,064,000            3.43            0.37       2,064,000            0.37
              0.15      1,300,000            5.85            0.15       1,300,000            0.15
              0.44         33,722            3.43            0.44          33,722            0.44
                    -------------   -------------   -------------   -------------   -------------
     $ 0.15 - 0.44      6,003,437            2.75   $        0.23       6,003,437   $        0.23
     =============  =============   =============   =============   =============   =============

(a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.


NOTE  4 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of March 31, 2005 and changes during the year is presented below:

                                                               Weighted
                                                                Average
                                                 Shares      Exercise Price
                                               ----------      ----------
    Outstanding, December 31, 2004              1,275,352      $     0.24

      Granted                                          --              --
      Canceled / Expired                               --              --
      Exercised                                        --              --
                                               ==========      ==========
    Outstanding, March 31, 2005                 1,275,352      $     0.24
                                               ==========      ==========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2005:

         Expiration Date     Price          Number
          ------------   ------------   ------------
                  2006   $      0.250        925,352
                  2006          0.200        350,000
                                        ------------
                                           1,275,352
                                        ============


NOTE  5 - INCOME FROM SALE OF ASSETS

      On January 31, 2005 the Company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 was paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. Payments received Borealis/Gryphon to date total $650,000. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis/Gryphon has earned 70% of the overall joint venture. With the purchase of Golden Phoenix Mineral's 30% interest, Borealis/Gryphon will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow.


NOTE  6 - SUBSEQUENT ITEMS

      On May 10, 2005, a Funding agreement was signed for the Ashdown Mine reopening. The agreement in total is listed on our news release dated May 12, 2005 and our 8-K dated May 19, 2005. To date $280,000 has been advanced and $100,000 has been consumed for environmental assessments.

      On May 16, 2005, approval for construction of a Mill, now known as the "Morris Mill", was approved and building permits issued by Humbolt County, in Nevada. The mill is designed to process 80 to 120 short tons of ore generated by the Ashdown mine on a daily basis. Details for this item are found in our news release dated May 18, 2005.

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


Overview

      Golden Phoenix Minerals, Inc. ("Golden Phoenix" or the "Company") is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine and the Ashdown gold-molybdenum project. The Company terminated its joint venture with International Enexco, Ltd. and its exploration license and option to purchase with F. W. Lewis, Inc. on December 23, 2004 at its Contact project. On January 31, 2005, the Company closed the sale of its Borealis project to Gryphon Gold Inc. for $1.4 million.

      Golden Phoenix purchased the Mineral Ridge mine in November 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the Company to hold the Mineral Ridge property while other permitting was underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a new operating company. The Company was required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. At this time, the bond was due for a three-year review by the Bureau of Land Management and Nevada Department of Environmental Protection. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the Bureau of Land Management; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. The Company negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two previous operators and one of our shareholders. On May 8, 2003, Golden Phoenix obtained a new amended operating permit and on June 23, 2003, the Company filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. The Company began mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the leach pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear & Company, Inc., an independent mineral auditing consultant, the total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

      On January 12, 2005, Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. The idling is designed to redeploy manpower and resources, improve cash flow, and accelerate the development of the Ashdown mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Leaching operations will continue to extract gold from the leach pad during the next six months. Winterized piping has been installed to allow uninterrupted leaching despite freezing temperatures. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.

      The Borealis property was held under a lease agreement with the Borealis Partnership, which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement, Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon Gold paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive Joint Venture Agreement. On January 31, 2005, the Company signed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. All payments are current. In accordance with the terms of the Joint Venture Agreement to date, the parties agree that Borealis Mining Company/Gryphon Gold Corporation has earned 70% of the overall joint venture. With the purchase of Golden Phoenix's 30% interest, Borealis Mining Company/Gryphon Gold Corporation will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow

      The Contact property was held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allowed it to combine deposits within the district allowing for economic mining, which was previously not possible. On December 23, 2004, Golden Phoenix terminated the Joint Venture Agreement dated January 28, 1998, by and between the Company and International Enexco Ltd. and the Exploration License and Option to Purchase Agreement dated July 10, 1998, by and between the Company and F.W. Lewis, Inc.

      The Ashdown property was originally held through a Letter Agreement with PRS Enterprises with Golden Phoenix managing the project. PRS also had a Letter Agreement with Win-Eldridge Mines, Ltd., which granted the Ashdown property to the three-company venture. This agreement expired on about December 15, 2003 due to the inability of PRS to fulfill their contractual obligations. Negotiations with Win-Eldrich Mines continued which resulted in a Letter Agreement to Joint Venture being signed on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: (i) by placing the project into profitable production using a small mill, or (ii) spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning in three months after signing, paid $5,000 per month until a cash distribution through profitable production is achieved. All payments are current. Permitting efforts have been successful but some delays are anticipated with the third relocation of the small mill closer to the Ashdown project. Permitting efforts for the larger mill and potentially performing some open pit mining includes additional permit writing and completing the Environmental Assessment over the main project area. Other permit applications will be prepared and submitted once the Plan of Operations for mining is approved by the Bureau of Land Management.

      The Company has a history of operating losses. The profit for the first quarter of 2005 was due to other income and we expect to incur operating losses in the near future as we initiate mining operations at our two primary projects and conduct additional exploration in their vicinity. We have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and a common stock purchase agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our two mines. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a Letter Agreement for a Joint Venture Agreement, which was signed on February 5, 2004 with Win-Eldrich Mines for the Ashdown project. No other joint ventures have been entered into.

      The Company's ability to satisfy the cash requirements of its mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine and any questions from the Ashdown property that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.


Recent Developments


      Mineral Ridge

      On November 8, 2000, Golden Phoenix purchased the Mineral Ridge gold mine out of bankruptcy by making a purchase payment of $225,000 and assumed certain obligations of approximately $462,000. Prior mine operators had spent about $30 million on the property, which includes about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation. The property came with an active leach pad and ore exposed in the Drinkwater pit.

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

      On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002, the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond to approximately $2.7 million. Responses to the agencies questions were resubmitted in February 2003 and the Company received the final permit reclamation permit on May 8, 2003 from NDEP and approval from BLM on May 19, 2003. On June 23, 2003, the Company filed a $2.7 million reclamation bond with the Bureau of Land management. The Company used an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado and underwritten by AIG Environmental to acquire the bond.

      Once the Company filed its reclamation bond and received the required permits, leaching and mining operations began, which included adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk lines, transporting stockpiled ore to the leach pad, and mining new ore from the Brodie and Drinkwater pits. On January 12, 2005, Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. The idling is designed to redeploy manpower and resources, improve cash flow, and accelerate the development of certain high-yield mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Leaching operations will continue to extract gold from the leach pad during the next six months. Winterized piping has been installed to allow uninterrupted leaching despite freezing temperatures. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.

      Since the Company purchased the property in November 2000, it has produced 4,925 ounces of gold and 4,010 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant and the subsequent operation of the property through March 31, 2004.

      The Company has paid Mary Mining Company advanced royalties since November 2000, of which $218,000 remain in our credit account. As gold production increases, the royalty credit will be drawn down until it reaches zero dollars in the account. At that time the Company will have to pay full royalty on its gold production from the Mary Mining Company royalty properties.

      Because of cessation of the mining operation in December 2004, increased fuel costs at Mineral Ridge have not impacted the overall operation to any extent due to elimination of all large equipment.


      Borealis

      The Borealis property was held under a lease agreement with the Borealis Partnership. The lease was entered into on January 24, 1997 and control of the property was maintained with monthly advanced royalty payments. On May 13, 2003, the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a private Nevada incorporated company. Under the terms of the agreement Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold also had the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon Gold has paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and an additional $100,000 upon signing the definitive joint venture agreement. On January 31, 2005, the Company signed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 was paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. Payments received Borealis Mining Company/Gryphon Gold Corporation to date total $650,000. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis Mining Company/Gryphon Gold Corporation has earned 70% of the overall joint venture. With the purchase of Golden Phoenix's 30% interest, Borealis Mining Company/Gryphon Gold Corporation will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix by depositing as security 15% of Borealis Mining Company shares into escrow.


      Ashdown

      The Ashdown property is held under a joint venture agreement with Win Eldrich Mines, Ltd. The venture was entered into on February 5, 2004 and Golden Phoenix has the right to earn into 60% of the project by either putting a small mill into profitable production or spending $5 million over a four-year period. Through March 31, 2005, Golden Phoenix has spent $882,430 on this project.

      Permitting efforts have been successful but some delays are anticipated with the third relocation of the small mill closer to the Ashdown project. Permitting efforts for the larger mill and potentially performing some open pit mining includes additional permit writing and completing the Environmental Assessment over the main project area. Other permit applications will be prepared and submitted once the Plan of Operations for mining is approved by the Bureau of Land Management.

      Golden Phoenix has previously focused on permitting with the Bureau of Land Management and Nevada Department of Environmental Protection, reclaiming old drill roads, construction of a new digital data base, geological studies and drilling nine holes into the Sylvia ore body to confirm its presence. Assay results were positive and the Company is comfortable with the data previously received from Win Eldrich.

      Contact Project

      The Contact property was held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allowed it to combine deposits within the district allowing for economic mining, which was previously not possible. On December 23, 2004, Golden Phoenix terminated the Joint Venture Agreement dated January 28, 1998, by and between the Company and International Enexco Ltd. and the Exploration License and Option to Purchase Agreement dated July 10, 1998, by and between the Company and F.W. Lewis, Inc. For this project, the Company reports as a liability on its Balance Sheet the following as Current Accrued Liabilities: (1) Land lease payments $21,000, (2) Work commitments $2,420,643 and (3) Equity Payables of $1,743,807.

      The Company still controls six unpatented mining claims over a portion of the Banner Zone deposit and over the highest grade drill hole in the area.

      Lone Mountain Mill

      The Lone Mountain Mill is located in Esmeralda County, Nevada. The property is also located about 15 miles west of Tonopah on the south side of U.
S. Highways 6 & 95 and just north of Lone Mountain, a major local landmark. The Company signed two option agreements: (i) for the mill, (ii) for the private land the mill is located upon. These transactions were jointly negotiated with two separate owners. Esmeralda Extraction Company, who owns approximately 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase for the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. A payment of $16,800 was made to Cow County
Title located in Tonopah, Nevada, as were filings for the purchase of approximately 1,200 acres of mill site land. The purchase of this land site is known as the Lone Mountain Mill. When completed, the land will have an estimated cost of $360,000. At this time, the project is on hold due to economic feasibility studies on the property.

      Corporate Activities

      On January 3, 2005, common stock issuances of 5,383,779 and 3,971,081 were made to Fusion Capital Fund II LLC. These common stock issuances concluded the contracted and registered amounts available for what is known as the Fusion Agreement. Total stock issued under terms of the sales agreement were 25,000,000 and had a value to the company of $5,459,894. In that Fusion had fulfilled all agreements an additional bonus issuance amount of 1,587,302 free trading commons shares was made and in the issuance numbers above. This contract is considered completed.


Other Corporate Developments

      Mr. Kenneth Ripley was employed as Interim CEO on February 18, 2005. Currently, the Board of Directors' Compensation Committee and Mr. Ripley have not agreed to an employment contract. For accounting liabilities, the last known proposed agreement made to Mr. Ripley was used as the liability basis. The offer consists of: (1) a base annual salary of $185,000, (2) Per Diem meals at a rate of $28.00 per day, (3) a Company vehicle with a monthly value of $600, (4) Company housing with a value of $1,000 per month, (5) reimbursement of travel expenses from Mr. Ripleys' home to the Company's headquarters and return on a weekly basis equal to $280, (6) and other items such as cell phone, parking, etc. equal to $1,000.

      On February 18, 2005, Mr. Michael Fitzsimonds resigned his positions as Chairman of the Board of Directors and Chief Executive Officer. For consideration of Mr. Fitzsimonds service, the Board of Directors agreed to the following: (1) full compensation for one year at and annual rate of $95,000, (2) the payment of all accrued vacation at full annual rate for two months, (3) health insurance for 14 months at $685 per month, (4) one company portable computer system valued at $1,200, (5) life insurance at $181 per month, (6) payment of legal fees at $3,515 per month to be deducted from a note payable issued from the Company to Mr. Fitzsimonds, and,(7) one Company truck valued at $658 per month.

      The Board of Directors approved the formation of an Interim Governing Board. The Interim Governing Board has daily management control of the Company. The Interim Governing Board reports directly to the Board of Directors. Members of the Interim Governing Board consist of: (1) Kenneth Ripley, (2) Ronald Parratt, and (3) David Caldwell. The Interim Governing Board is a non-compensated position.

      The development of an Advisory Board to the Board of Directors was finalized on February 7, 2005. The Advisory Board members are compensated for any hours worked in excess of 8 during any given month. To date, there has been no compensation dispersed. Compensation is made in restricted common stock payable in blocks of 2,500 shares for each 8 hours over the minimum requirement. In addition, normal expenses are paid by the Company. To date, there has been no submittals for expenses. Advisory Board Members consist of: (1) Daniel Breckenridge from Oklahoma, (2) Robert Martin from Hawaii, (3) Charles C. Murphy from Colorado, (4) William R. Thomson from London, England, (5) David W. Payne from Kansas, and, (6) Kenneth Ripley from Washington State.

      Mr. Jeffery Tissier, Co-Chairman of the Board of Directors resigned his position on February 12, 2005, due to pre-existing professional commitments. Mr. Tissier was also Chairman of the Audit Committee. Upon Mr. Tissier's resignation, Mr. Steven Craig now serves as Chairman of the Board.

      The Board of Directors Compensation Committee approved compensation payments to Directors that attend supplemental meeting. The proposal was voted on and approved by the Board of Directors. Directors attending meetings supplemental to the quarterly general meeting are now compensated at $250 per meeting, the general meeting compensation of $500 was not changed.

Going Concern

      The report of the Company's independent accountants on our December 31, 2004 financial statements includes an explanatory paragraph indicating that there is doubt about our ability to continue as a going concern due to recurring losses from operations and accumulated deficit and working capital deficit. The Company's ability to continue as a going concern will be determined by its ability to commence and maintain successful operations. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Critical Accounting Policies

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. The Company's management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified certain accounting policies that are most important to the portrayal of its current financial condition and results of operations. The Company's significant accounting policies are disclosed in Note 1 of the Notes to the December 31, 2004 Financial Statements included in the December 31, 2004 Form 10-KSB.

      Several of those critical accounting policies are as follows:

      Proven and Probable Ore Reserves. On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at the Company's mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the ore. Management's calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

      In early 2003 Behre Dolbear & Company, Inc., Denver, Colorado was contracted to do an independent technical review of the Company's reported mine reserves at Mineral Ridge, Borealis and Contact. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by Golden Phoenix. While Behre Dolbear & Company, Inc discussed this information and data with Golden Phoenix's staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear & Company, Inc believes that Golden Phoenix has reasonable basis for concluding that reserves exist at the Mineral Ridge project. The estimated reserves at the Mineral Ridge Project include some proven reserves, which have not been separated from the probable reserves.

      With respect to the Ashdown Property, the Company has conducted an evaluation of the existing and newly obtained information and geological data regarding the property and has determined that there is a reasonable basis for concluding that reserves probably exist on the Ashdown Property. However, because these have not been audited by an outside qualified firm, it has been determined that the Ashdown Project is an exploration property, for auditing purposes.

      The Company's internal resource estimates will change as existing mineralized material will be depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in resource estimates may also require revisions based on actual production experience once production commences.

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

      Impairment of Long-Live Assets. Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. The Company estimates the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

      Management's estimates of metals prices, recoverable proven and probable ore reserves, operating capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from the Company's mineral properties and the need for asset impairment write-downs.

      Environmental Matters. When it is probable that such costs will be incurred and they are reasonably estimable, the Company accrues costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred closed operations and environmental matters. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that the Company's remediation liability has potentially changed.
Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. On May 8, 2003, the Company received the new amended operating permit and on June 23, 2003, it filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. The Company utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables the Company to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. Now that the new permit and bond are in place the Company assumes its reclamation obligation to be $2.7 million. The Company anticipates that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.


Results Of Operations


      Results Of Operations For The Three-Month Period Ended March 31, 2005 Compared To The Three-Month Period Ended March 31, 2004.

      The Company generated $169,048 in revenue for the three-months ended March 31, 2005, respectively, from the sale of precious metals, as compared to $240,988 revenue for the three-months ended March 31, 2004, a decrease of $71,940.

      The following table describes the results of operations for the first quarter ended March 31, 2005 compared to first quarter ended March 31, 2004 for selected expenses.

Description                                      2005          2004       Difference
------------------------------------------   -----------   -----------   -----------
Interest Expense (1)                         $    37,420   $    35,089   $    (2,331)
Plant Operations (2)                           1,110,460     1,616,859      (506,339)
Metal Sales (3)                                  169,048       240,988       (71,940)
Exploration (4)                                  138,272       452,481      (314,209)
General & Administrative (5)                     300,837       418,678      (118,078)
Salaries & Wages (6)                              58,752       127,149       (68,397)
Investor Relations & Professional Fees (7)        33,043        66,577       (33,534)
Sale of Assets                               $1,4000,000             0   $ 1,400,000

(1) The change in the interest expense is primarily due to the interest on the Ashdown Mill purchase.


(2) The change in plant operation costs is due to operational closure of mining operations at the Mineral Ridge Mine. Heap Leach operations continue for the recovery of metals.


(3) Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was in excess of 300 ounces.


(4) Exploration activity at the Ashdown Mine was required for permitting of the project, no other mines are involved.


(5) The decrease in payroll and fringe benefits are a result of staff reductions at Company Headquarters.


(6) The change is due to staff reductions at the mining group for Mineral Ridge Mine.


(7) The decrease relates primarily to reduced legal and permitting fees excluding Ashdown.


(8)   Sale of the Borealis mining rights.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, the Company have incurred an accumulated deficit of $24,749,397 through March 31, 2005.

      As of March 31, 2005, the Company had $42,648 in cash and a working capital deficit of $5,495,282. A significant portion of the cash is allocated to be used for the Mineral Ridge mine, and the Ashdown mine. The Company anticipates expenditures for year 2005 for general and administrative expenses to be approximately at the same quarterly levels for the remainder of the year. Exploration and holding expenditures for the remaining year are expected to include $70,000 for the Mineral Ridge gold mine, $100,000 for Ashdown exploration, $30,000 for future Nevada land holding costs and $25,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

      In May 2003, the Company entered into an insurance-backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. There is $1,819,023 on deposit with the bonding company, plus any interest, that is available to pay those reclamation costs in the future. In addition, an additional premium in the amount of $518,541, in prior years, was paid as part of a twelve year insurance policy associated with the reclamation bond which is being amortized over the life of the policy with an additional $11,311 annual premium.

      During the three months ended March 31, 2005, the Company's liquidity needs were met from: (i) $895,945 from a financing transaction with Fusion Capital; and (ii) $169,048 from the sale of precious metals produced from the Mineral Ridge Mine. As of March 31, 2005, the Company had 132,667,419 shares of common stock outstanding, which it has recognized as $21,918,199 of paid in capital including cash and services. As of March 31, 2005, the Company had current assets of $1,309,483 compared to current liabilities of $6,804,765, resulting in a working capital deficit of $5,495,282.

      During the three months ended March 31, 2005, there was no exercise of warrants that converted to restricted shares of common stock. No funds were generated from this item.

      The Company cannot assure you that the additional capital it may require to finance its operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force the Company to modify our business plan. In addition, the Company cannot assure you that it will achieve profitability in the future.


Certain Business Risk Factors

      You should carefully consider the risks described below before purchasing the Company's common stock. The risks set forth below describe the material risks presently known by the Company. If any of the following risks actually occur, the Company's business, financial condition, or results of operations could be materially adversely affected, the trading of the Company's common stock could decline, and you may lose all or part of your investment. You should acquire shares of the Company's common stock only if you can afford to lose your entire investment.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

      We have yet to establish any history of profitable operations. We incurred an operating loss of $941,412 during the three months ended March 31, 2005. At March 31, 2005, we had an accumulated deficit of $24.7 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near term. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.


There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Significant Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2004, we have generated significant losses from operations, had an accumulated deficit of $25,192,268 and had a working capital deficit of $7,507,128 at December 31, 2004, which together raises substantial doubt about our ability to continue as a going concern. As of March 31, 2005, the Company had losses from operation resulting in an accumulated deficit of $24.4 million and had a working capital deficit of $5.5 million. Management's plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2004.


The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations

      A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim would become invalid. Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim's validity is challenged. However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than those of Golden Phoenix. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged. Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No title insurance is available for mining. In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.


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

      o Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

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


Environmental Controls Could Curtail Or Delay The Exploration And Development Of Our Mines And Impose Significant Costs On Us

      We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and copper ore mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation. The impact of bonding the Mineral Ridge Mine has been significant. The estimated reclamation cost of the Mineral Ridge property increased from $1.64 million in 1996 to $2.7 million in 2003, an increase of approximately $1.06 million or 65%. The increase was not a result of changes in the required work to be completed, but rather it was a result of changes in the administrative costs of the reclamation and changes with respect to how leach pads and tailing dams are reclaimed. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue the surety bond. This addition of cash collateral for the bond had a significant impact on our ability to bring the Mineral Ridge property into production. We have satisfied all cash collateral requirement for the surety bond and the bond is in place. We now have annual premiums of approximately $11,300, decreasing annually as the surety limits decrease. We anticipate meeting this obligation from funds generated by future revenue. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease operations.

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


The Price Of Gold and Molybdenum is Highly Volatile And A Decrease In The Price of Either Mineral Can Have A Material Adverse Effect On Our Business

      The profitability of gold and molybdenum mining operations is directly related to the market prices of gold and molybdenum. The market prices of gold and molybdenum can fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold and molybdenum from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of gold or molybdenum makes such exploration economically feasible and, subsequently, incur losses because the price of gold or molybdenum decreases. Adverse fluctuations of the market prices of gold and molybdenum, respectively, may force us to curtail or cease our business operations.


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


We Are Dependent On Key Personnel, The Loss Of Either Of Them May Have An Adverse Effect

      The Company is dependent on the services of certain key executives, Kenneth Ripley, Interim CEO and Steven D. Craig, Chairman of the Board of Directors, Vice-President and Director. The loss of either Mr. Craig or Mr. Ripley could force us to curtail our business and operations. We currently have key person insurance on Steven Craig.


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

                           PART II - OTHER INFORMATION


ITEM  1. LEGAL PROCEEDINGS

      There are no legal proceedings or pending action at this time.


ITEM  2. CHANGE IN SECURITIES AND USE OF PROCEEDS


Recent Sales of Unregistered Securities

      Following is a summary of sales of unregistered securities for the first quarter of 2005. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.


                                                                                              Shares Price Per
First Quarter 2005           Nature of Issuance      Shares Issued       Value Received            Share
--------------------------   ------------------   ------------------   ------------------   ------------------
Walter Woods                 Conversion of Note              290,000   $           44,049                 0.15
Prudent Bear Fund            Conversion of Note            2,643,513              528,703                 0.20
Michael R. Fitzsimonds       Services rendered                 6,637                1,500                 0.23
Jeffery Tissier              Services rendered                 6,637                1,500                 0.23
Ronald Parratt               Services rendered                 6,637                1,500                 0.23
David Caldwell               Services rendered                 6,637                1,500                 0.23
Steven D. Craig              Services rendered                 6,637                1,500                 0.23
Whitney & Whitney            Services rendered                12,142                2,518                 0.21
Jon & Hazel Bambauer         Conversion of Note              178,879               17,846                 0.10
Mintec                       Services rendered                76,667               11,040                 0.14
Whitney & Whitney            Services rendered               356,189               93,620                 0.26

  Total First Quarter 2005                                 3,590,575              705,276   $             0.20
                                                  ==================   ==================   ==================

      The Company believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.


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


Exhibit No.    Description                                 Location
-----------    -----------                                 --------

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

                                      GOLDEN PHOENIX MINERALS, INC.

Date:     May 23, 2005                By:  /s/ Kenneth Ripley
                                           ------------------
                                            Kenneth Ripley
                                            Acting Chief Executive Officer



                                      By:  /s/ William Thomas
                                           ------------------
                                           William Thomas
                                           Chief Financial Officer