Form 10QSB
period 2005-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2005-08-15
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 11, 2005, there were 135,416,542 outstanding shares of the issuer's common stock.

                          GOLDEN PHOENIX MINERALS, INC.

                                FORM 10-QSB INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets as of June 30, 2005 (Unaudited) and
      December 31, 2004                                                        5
    Statements of Operations for the Six Months Ended
      June 30, 2005 and 2004 (Unaudited)                                       7
    Statements of Stockholders' Equity (Deficit) (Unaudited)                   9
    Statements of Cash Flows for the Six Months Ended
      June 30, 2005 and 2004 (Unaudited)                                      10
    Notes to Condensed Financial Statements                                   12
  Item 2.  Management's Discussion and Analysis or Plan of Operation          16
  Item 3.  Controls and Procedures                                            28

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                  29
  Item 2.  Changes of Securities and Use of Proceeds                          29
  Item 3.  Defaults Upon Senior Securities                                    29
  Item 4.  Submission of Matters to a Vote of Security Holders                30
  Item 5.  Other Information                                                  30
  Item 6.  Exhibits and Reports on Form 8-K                                   30
  Signature Page                                                              33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN PHOENIX MINERALS, INC.

                              FINANCIAL STATEMENTS

                       JUNE 30, 2005 AND DECEMBER 31, 2004

                          GOLDEN PHOENIX MINERALS, INC.
                                 Balance Sheets

                                     ASSETS

                                                    June 30,        December 31,
                                                     2005               2004
                                                  -----------       -----------
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                       $    47,943       $        --
  Other receivables                                   752,673                --
  Prepaid expenses                                     48,079           117,045
  Current portion prepaid bond cost                    43,211            43,211
  Precious metals inventory                           120,214           114,803
  Materials and supplies inventory                     27,909            16,429
                                                  -----------       -----------
    Total Current Assets                            1,040,029           291,488
                                                  -----------       -----------

PROPERTY AND EQUIPMENT

  Land                                                 57,599            57,599
  Buildings                                           119,922           116,020
  Vehicles                                            266,464           266,464
  Computer equipment                                  107,696           107,104
  Office furniture and equipment                       18,221            18,221
  Mining equipment and rolling stock                1,353,456         1,380,427
  Accumulated depreciation                           (639,900)         (521,828)
                                                  -----------       -----------
    Total Property and Equipment, Net               1,283,458         1,424,007
                                                  -----------       -----------

OTHER ASSETS

  Restricted funds - reclamation obligations        2,000,222         1,848,823
  Reclamation asset, net                            1,829,593         1,843,698
  Prepaid bond insurance premiums                     385,306           363,701
  Deposits                                             38,622            15,464
                                                  -----------       -----------
    Total Other Assets                              4,253,743         4,071,686
                                                  -----------       -----------
TOTAL ASSETS                                      $ 6,577,230       $ 5,787,181
                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              June 30,         December 31,
                                                                2005               2004
                                                            ------------       ------------
                                                             (Unaudited)
CURRENT LIABILITIES

  Bank Overdraft                                            $         --       $     41,601
  Accounts payable                                             1,228,660          1,757,459
  Accrued liabilities                                          4,675,269          4,784,466
  Current portion of termination costs                           139,094                 --
  Current portion of long term debt                              916,592             89,575
  Capital lease obligations-current portion                       19,434             33,929
  Convertible notes payable                                      225,048            455,000
  Accrued Interest for notes and debt                            172,176            404,311
  Amounts due to related parties                                 210,000            292,510
                                                            ------------       ------------
    Total Current Liabilities                                  7,586,273          7,858,851
                                                            ------------       ------------

LONG-TERM LIABILITIES
  Reclamation obligation                                       2,422,219          2,352,235
  Long-term debt                                                  58,937             77,029
  Capital lease obligations                                          569              7,004
  Long Term Termination Costs                                    543,766                 --
                                                            ------------       ------------

    Total Long-Term Liabilities                                3,025,491          2,436,268
                                                            ------------       ------------
    Total Liabilities                                         10,611,764         10,295,119
                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, no par value, 200,000,000 shares
    authorized, 133,054,035 and 119,721,984 issued and
    Outstanding, respectively                                 22,396,075         20,684,330
  Expenses prepaid with warrants                                 (50,502)                --
  Accumulated deficit                                        (26,380,107)       (25,192,268)
                                                            ------------       ------------

    Total Stockholders' Equity (Deficit)                      (4,034,534)        (4,507,938)
                                                            ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                        $  6,577,230       $  5,787,181
                                                            ============       ============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                   For the Three Months Ended          For the Six Months Ended
                                                            June 30                             June 30
                                                 ----------------------------        -----------------------------
                                                     2005              2004             2005              2004
                                                 -----------       -----------       -----------       -----------
REVENUES

  Sale of precious metals                        $   406,645       $   376,808       $   575,693       $   617,796
                                                 -----------       -----------       -----------       -----------
EXPENSES


  Cost of mining operations                          190,536           497,624           694,723           986,711
  Exploration, mineral property leases, and
    minimum work commitment expenses                 211,526           170,262           349,798           622,740

  Accretion expense                                   38,184            32,717            69,984            64,520

  General and administrative                         273,102           392,899           573,939           811,577

  Investor relations and professional fees            39,238            89,684            72,281           156,261

  Salaries and wages                                 260,235           120,393           318,987           247,542
  Depreciation and depletion                          41,150            39,348            84,719            70,435
  Employee termination expense                       335,114                --           335,114                --
                                                 -----------       -----------       -----------       -----------
    Total Expenses                                 1,389,085         1,342,927         2,499,545         2,959,786
                                                 -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                                (982,440)         (966,119)       (1,923,852)       (2,341,990)
                                                 -----------       -----------       -----------       -----------

OTHER EXPENSE

  Interest income                                        391               125               569               428
  Interest expense                                  (606,543)          (33,867)         (643,964)          (68,956)

  Other income/expense net                             5,338             1,768            26,864             6,107
   Gain on sale of asset                                  --                --         1,400,000                --
    Loss on impairment of assets                     (47,456)               --           (47,456)               --
                                                 -----------       -----------       -----------       -----------

    Total Other Income (Expense)                    (648,270)          (31,974)          736,013           (62,421)
                                                 -----------       -----------       -----------       -----------
LOSS BEFORE INCOME TAXES                         $(1,630,710)      $  (998,093)      $(1,187,839)      $(2,404,411)
                                                 ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Operations (Continued)
                                   (Unaudited)

                                                        For the Three Months Ended            For the Six Months Ended
                                                                 June 30,                             June 30,
                                                     ---------------------------------       ---------------------------------
                                                          2005                2004                2005               2004
                                                     -------------       -------------       -------------       -------------
LOSS BEFORE INCOME TAXES                             $  (1,630,710)      $    (998,093)      $  (1,187,839)      $  (2,404,411)
INCOME TAXES                                                    --                  --                  --                  --
                                                     -------------       -------------       -------------       -------------
NET LOSS                                             $  (1,630,710)      $    (998,093)      $  (1,187,839)      $  (2,404,411)
                                                     =============       =============       =============       =============
BASIC LOSS PER SHARE                                 $       (0.01)      $       (0.01)      $       (0.01)      $       (0.02)
                                                     =============       =============       =============       =============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                132,323,648         106,153,037         132,323,648         103,961,839
                                                     =============       =============       =============       =============

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                  Statements of Stockholders' Equity (Deficit)

                                                                                  Expenses
                                                   Common Shares               Prepaid with         Deferred          Accumulated
                                               Shares           Amount           Warrants             Costs             Deficit
                                           ------------      ------------       ------------       ------------       ------------
Balance, December 31, 2003                   99,333,470      $ 17,287,209       $         --       $   (591,250)      $(18,722,260)

Issuance of common stock
  For services                                  123,228            38,785                 --                 --                 --

Issuance of common stock for
  cash                                       10,528,587         2,410,341                 --                 --                 --

Issuance of common stock for
  warrants exercised                          9,728,884         1,230,805                 --                 --                 --

Issuance of common stock for
  directors fees                                  7,815             2,190                 --                 --                 --

Amortization of deferred costs                       --                --                 --            306,250                 --

Stock offering costs                                 --          (285,000)                --            285,000                 --

Net loss for year ending December
  31, 2004                                           --                --                 --                 --         (6,470,008)
                                           ------------      ------------       ------------       ------------       ------------

Balance December 31, 2004                   119,721,984        20,684,330                 --                 --        (25,192,268)


Issuance of common stock for
  Convertible notes exercised
  (unaudited)                                 3,310,392           608,449                 --                 --                 --

Issuance of common stock for
  cash (unaudited)                            9,354,860           895,945                 --                 --                 --

Issuance of common stock for
  services (unaudited)                          666,799           142,420                 --                 --                 --

Expenses prepaid with warrants                       --            64,931            (64,931)                --                 --

Amortization of expenses prepaid with
  warrants                                           --                --             14,429                 --                 --

Net loss for the six months ended,
  June 30, 2005 (unaudited)                          --                --                 --                 --         (1,187,839)
                                           ------------      ------------       ------------       ------------       ------------
Balance, June 30, 2005 (unaudited)          133,054,035      $ 22,396,075       $    (50,502)      $         --       $(26,380,107)
                                           ============      ============       ============       ============       ============

                          GOLDEN PHOENIX MINERALS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                              2005              2004
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                $(1,187,839)      $(2,404,411)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and depletion                                                 70,616            70,435
    Amortization of prepaid warrants                                           14,429                --
    Accretion expense                                                          69,984            64,520
    Common stock issued for services                                          142,420            17,602
    Impairment of property and equipment                                       26,972                --
    Loss on impairment of assets                                               47,456                --
    Amortization of deferred costs                                                 --           262,500
    Gain on sale of asset                                                  (1,400,000)               --
  Changes in operating assets and liabilities:                                     --             1,000
    (Increase) in accounts and other receivables                               (2,673)               --
    Decrease in prepaid expenses                                               47,361            58,948
    (Increase) in inventories                                                 (16,891)         (138,715)
    Decrease in reclamation asset                                              14,105                --
    (Increase) in mineral property acquisition and development costs               --          (122,836)
    (Increase) in assets under construction and repair                             --           (86,505)
    (Increase) in restricted cash                                            (151,399)             (124)
    (Increase) Decrease in deposits                                           (23,158)            5,323
    Increase (Decrease) in accounts payable                                  (528,797)          144,129
    Increase (Decrease)  in accrued liabilities                               (77,883)          382,342
    Increase in termination accruals                                          682,860                --
    Increase in cost of financing                                             560,000                --
    (Decrease) in amounts due related parties                                 (59,876)               --
                                                                          -----------       -----------

      Net Cash Used by Operating Activities                                (1,772,313)       (1,745,792)
                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of mineral property                                      650,000                --
Purchase of property and equipment                                             (4,495)         (220,025)
                                                                          -----------       -----------

    Net Cash Used by Investing Activities                                 $   645,505       $  (220,025)
                                                                          -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                         June 30,
                                                               -----------------------------
                                                                   2005              2004
                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations                        $   (20,930)      $   (23,023)
  Bank overdraft                                                   (41,601)               --
  Proceeds from note payable                                       480,000            33,296

  Payments on notes payable and long-term debt                     (38,663)          (31,498)
  Cash receipts on stock subscription receivable/payable                --           125,500

  Principal payments on convertible notes                         (100,000)               --
  Proceeds from exercise of options and warrants                        --           662,790
  Net proceeds from sale of common stock                           895,945           960,340
                                                               -----------       -----------

    Net Cash Provided by Financing Activities                    1,174,751         1,727,405
                                                               -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                47,493          (238,412)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          --           442,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    47,943       $   203,850
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Paid for Interest                                       $        --       $     8,066
  Cash Paid for Income Taxes                                   $        --       $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


  Common stock issued for services                             $   142,420       $    17,602
  Debt applied for the exercise of stock options and
    Warrants                                                   $        --       $    35,000
   Common stock issued for convertible note debt               $   608,449       $        --

   The accompanying notes are an integral part of these financial statements.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

      Certain balances for December 31, 2004 have been reclassified to conform with the financial presentation at June 30, 2005

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $26,380,107 and a working capital deficit of $6,546,244 at June 30, 2005, which raises doubt about the Companies ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Management has obtained financing from the sale of the Borealis Project to fund some of the Company's activities until sufficient revenues can be generated from operations. Mineral Ridge gold production continues and it provides revenues to sustain its' gold recovery operation. The Company will need additional Financing in order to continue operations.

      The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with its current and future exploration, development and mining operation activities.

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

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

      Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have not recorded an additional expense for the six months ended June 30, 2005 as indicated below.

                                                            June 30,
                                                 ------------------------------
                                                     2005             2004
                                                 -------------    -------------
            Net Loss:
              As reported                        $  (1,187,839)   $  (1,406,318)
              Pro forma                          $  (1,187,839)   $  (1,417,798)

            Basic Income Loss per share:
              As reported                        $       (0.01)    $      (0.01)
              Pro forma                          $       (0.01)    $      (0.01)

      A summary of the status of the Company's stock option plans as of June 30, 2005 and changes during the year is presented below:


                                                                  Weighted
                                                                  Average
                                                  Options      Exercise Price
                                                 ---------       ----------
            Outstanding, December 31, 2004       6,268,982       $     0.24

              Granted                            1,300,000             0.15
              Cancelled/Expired                 (1,581,306)            0.20
              Exercised                                 --               --
                                                 ---------       ----------
            Outstanding, June 30, 2005           5,987,676       $     0.23
                                                 =========       ==========
            Exercisable, June 30, 2005           5,987,676       $     0.23
                                                 =========       ==========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 3 - OUTSTANDING STOCK OPTIONS (Continued)

                                        Outstanding                                    Exercisable
                    ---------------------------------------------------      --------------------------------
                                         Weighted
                                          Average            Weighted                             Weighted
                         Number          Remaining           Average             Number           Average
                      Outstanding       Contractual          Exercise         Exercisable         Exercise
Exercise Prices       at 6/30/05           Life               Price           at 6/30/05            Price
 -------------      -------------      -------------      -------------      -------------      -------------
 $        0.15          2,465,715                 (a)     $        0.15          2,465,715      $        0.15
          0.20            140,000               0.02               0.20            140,000               0.20
          0.37          2,064,000               2.24               0.37          2,064,000               0.37
          0.15          1,300,000               4.56               0.15          1,300,000               0.15
          0.44             17,961               3.56               0.44             17,961               0.44
                    -------------      -------------      -------------      -------------      -------------
 $ 0.15 - 0.44          5,987,676               2.75      $        0.23          5,987,676      $        0.23
 =============      =============      =============      =============      =============      =============

(a) The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

NOTE 4 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of June 30, 2005 and changes during the year is presented below:

                                                               Weighted
                                                                Average
                                                  Shares     Exercise Price
                                                ---------      ---------
            Outstanding, December 31, 2004      1,275,352      $    0.24

              Granted                           1,000,000           0.14
              Canceled / Expired                       --             --
              Exercised                                --             --
                                                ---------      ---------
            Outstanding, June 30, 2005          2,275,352      $    0.19
                                                =========      =========

                          GOLDEN PHOENIX MINERALS, INC.
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2005:

            Expiration Date        Price        Number
            ---------------      ---------     ---------
                 2006            $   0.250       925,352
                 2006                0.200       350,000
                 2007                0.140     1,000,000
                                 ---------     ---------

                                               2,275,352
                                               =========

NOTE 5 - INCOME FROM SALE OF ASSETS

      On January 31, 2005 the Company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 was paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. Payments received from Borealis Mining Company/Gryphon Gold Corporation through the second quarter 2005 total $650,000. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis Mining Company/Gryphon Gold Corporation has earned 70% of the overall joint venture. With the purchase of Golden Phoenix Mineral's 30% interest, Borealis Mining Company/Gryphon Gold Corporation will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow.

NOTE 6 - PROJECT FINANCING

On May 10, 2005, the Company entered into a loan agreement with a non-related party. The basic loan agreement is for advances of $1,000,000 with a payback of $3,000,000 including principal of $1,000,000 and a $2,000,000 premium. Total advances on this loan through June 30, 2005 are $280,000 with a prorata corresponding premium of $560,000 recognized as loan cost. In addition, 1,000,000 warrants were issued upon signing of the agreement with a cost to the Company of $64,931 which is being amortized over a nine month period.

      On June 14, 2005 the Company entered into a short term loan with the interim CEO. The amount of $100,000 was payable on July 31, 2005. This loan has been extended for an indefinite period. The Interest rate for the short term advance as at 18% per annum and with setup charges have an annual rate of 23%.

NOTE 7 - SUBSEQUENT ITEMS

      On July 24, 2005 payment was made to Harney Electric Cooperation for the installation of required equipment and power demand deposits. Electrical transmission lines and transformers are estimated to be in place and active during the first week of August 2005. This equipment will be for support of the Ashdown Mine, associated mining facilities and equipment only. In support of the increased mining activity, up to six more underground miners will be required.

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

      On January 12, 2005, Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. The idling was designed to redeploy manpower and resources, improve cash flow, and accelerate the development of the Ashdown mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company has placed the Mineral Ridge mine into a leach-only status. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Leaching operations will continue to extract gold from the leach pad during the next six months. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.

      The Borealis property was held under a lease agreement with the Borealis Partnership which consists of three separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. Under the terms of the agreement, Gryphon Gold had the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold had the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon Gold paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive Joint Venture Agreement. On January 31, 2005, the Company signed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. At the end of the second quarter 2005, the Company had received $650,000. In accordance with the terms of the Joint Venture Agreement to date, the parties agree that Borealis Mining Company/Gryphon Gold Corporation has earned 70% of the overall joint venture. With the purchase of Golden Phoenix's 30% interest, Borealis Mining Company/Gryphon Gold Corporation will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix Minerals by depositing as security 15% of Borealis Mining Company shares into escrow

      The Contact property was held through agreements with two separate entities, the International Enexco Joint Venture and F. W. Lewis, Inc. Golden Phoenix's operating control over property owned by these two entities allowed it to combine deposits within the district allowing for economic mining, which was previously not possible. On December 23, 2004, Golden Phoenix terminated the Joint Venture Agreement dated January 28, 1998, by and between the Company and International Enexco Ltd. and the Exploration License and Option to Purchase Agreement dated July 10, 1998, by and between the Company and F.W. Lewis, Inc.

      The Ashdown property was originally held through a Letter Agreement with PRS Enterprises with Golden Phoenix managing the project. PRS also had a Letter Agreement with Win-Eldridge Mines, Ltd., which granted the Ashdown property to the three-company venture. This agreement expired on about December 15, 2003 due to the inability of PRS to fulfill their contractual obligations. Negotiations with Win-Eldrich Mines continued which resulted in a Letter Agreement to Joint Venture being signed on February 5, 2004. The terms of the agreement gives 60% to Golden Phoenix, as manager/operator of project, and 40% to Win-Eldrich Mines, as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two ways: (i) by placing the project into profitable production using a small mill, or (ii) spending $5 million toward development of the project. The Company has four years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning three months after signing, paid $5,000 per month until a cash distribution through profitable production is achieved. All payments are current. Permitting efforts have been successful but some delays are anticipated with the third relocation of the small mill closer to the Ashdown project. Permitting efforts for the larger mill and potentially performing some open pit mining includes additional permit writing and completing the Environmental Assessment over the main project area. Other permit applications will be prepared and submitted once the Plan of Operations for mining is approved by the Bureau of Land Management.

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

      The Company's ability to satisfy the cash requirements of its mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine and from the Ashdown property. Additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.

Historical Information

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

      On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002, the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond to approximately $2.7 million. Responses to the agencies questions were resubmitted in February 2003 and the Company received the final reclamation permit on May 8, 2003 from NDEP and approval from BLM on May 19, 2003. On June 23, 2003, the Company filed a $2.7 million reclamation bond with the Bureau of Land management. The Company used an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado and underwritten by AIG Environmental to acquire the bond.

      After the Company filed its reclamation bond and received the required permits, leaching and mining operations began, which included adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk lines, transporting stockpiled ore to the leach pad, and mining new ore from the Brodie and Drinkwater pits. On January 12, 2005, Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. The idling is designed to reassign manpower and resources, improve cash flow, and accelerate the development of certain high-yield mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Leaching operations will continue to extract gold from the leach pad during the next six months. Winterized piping has been installed to allow uninterrupted leaching despite freezing temperatures. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.

      Since the Company purchased the property in November 2000, it has produced 5,881 ounces of gold and 4,917 ounces of silver from the ongoing rinsing of the gold ore on the mine's leach pads and cleanup of the process plant and the subsequent operation of the property through June 30, 2005.

      The Company has paid Mary Mining Company advanced royalties since November 2000, of which approximately $211,000 remain in our credit account. As gold production increases, the royalty credit will be drawn down until it reaches zero dollars in the account. At that time the Company will have to pay full royalty on its gold production from the Mary Mining Company royalty properties.

      Because of cessation of the mining operation in December 2004, increased fuel costs at Mineral Ridge have not impacted the overall operation to any extent due to elimination of all large equipment.

      Borealis

      The Borealis property was held under a lease agreement with the Borealis Partnership. The lease was entered into on January 24, 1997 and control of the property was maintained with monthly advanced royalty payments. On May 13, 2003, the Company signed an Agreement in Principle to joint venture its Borealis gold project with Gryphon Gold Corporation, a private Nevada incorporated company. Under the terms of the agreement Gryphon Gold had the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of five million dollars over a four-year period. Gryphon Gold also had the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional four million dollars in expenditures. Gryphon Gold paid Golden Phoenix $25,000, in consideration of a 75-day due diligence period and an additional $100,000 upon signing the definitive joint venture agreement. On January 31, 2005, the Company signed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 was paid on January 18, 2005, followed by four payments of $250,000, paid in 90-day increments. Payments received from Borealis Mining Company/Gryphon Gold Corporation to date total $900,000. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis Mining Company/Gryphon Gold Corporation has earned 70% of the overall joint venture. With the purchase of Golden Phoenix's 30% interest, Borealis Mining Company/Gryphon Gold Corporation will own 100% of the project. In return, Gryphon Gold will guarantee Borealis Mining Company's payment obligation to Golden Phoenix by depositing as security 15% of Borealis Mining Company shares into escrow.

      Ashdown

      The Ashdown property is held under a joint venture agreement with Win Eldrich Mines, Ltd. The venture was entered into on February 5, 2004 and Golden Phoenix has the right to earn into 60% of the project by either putting a small mill into profitable production or spending $5 million over a four-year period. Through June 30, 2005, Golden Phoenix has spent $1,098,774 on this project.

      On April 19, 2005 Golden Phoenix announced it has secured a long-term lease on the Morris Mill Site, a highly suitable 20-acre parcel adjacent to its Ashdown gold/molybdenum Joint Venture in northwestern Nevada. In doing so, the Company plans to increase Ashdown's molybdenum processing capacity from 10,000 tons in a pilot mill scenario to 120,000 tons, a twelve-fold increase, and lengthens the mill's initial operating period to five years

      Permitting efforts have been successful but some delays are anticipated with the third relocation of the mill site to the Morris mill site. The Plan of Operations permit application for mining is currently underway and there is no time table for when this will be approved by the Bureau of Land Management.

      Golden Phoenix has previously focused its overall efforts with the Bureau of Land Management and Nevada Department of Environmental Protection, reclaiming old drill roads, construction of a new digital data base, geological studies and drilling nine holes into the Sylvia ore body to confirm its presence. Assay results were positive and the Company is comfortable with the data previously received from Win Eldrich.

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

      Corporate Activities

      On May 10, 2005, the Company entered into a loan agreement with William and Candida Schnack. The basic loan agreement is for advances of $1,000,000 with a payback including principal of $3,000,000. Under the terms of the Company's payback, certain portions of the loan compute annual interest rates of approximately 500%. Average computed interest for the loan with timed payback is approximately 300%.

      On June 14, 2005 the Company entered into a short term loan with Kenneth Ripley. The combined amounts of $175,000 constitute two loans payable on July 31, 2005. These loans have been extended for an indefinite period. Interest rates for the short term advances are at 18% per annum and with setup charges have an annual rate of 23%.

      On July 15, 2005, common stock issuance of 2,191,919 was made to Fusion Capital Fund II LLC. This common stock issuance commenced a new equity placement contract as described in the Company's 8-K and news release. Registered stock of 22,191,919 common shares or a cap of $6,200,000 is available for what is known as the Second Fusion Agreement. The agreement concludes after a two year period in which common stock may be sold to Fusion at market price at a rate of not more that $12,500 per day. By agreement, there is an allowance to increase the equity sale daily basis if both parties agree.

Other Corporate Developments

      Mr. Kenneth Ripley was employed as Interim CEO on February 18, 2005. Currently, the Board of Directors' Compensation Committee and Mr. Ripley have not agreed to an employment contract and there was no offer to Mr Ripley by the Compensation Committee during the second quarter 2005. For accounting liabilities, the last known proposed agreement made to Mr. Ripley was used as the liability basis. The offer consists of: (1) a base annual salary of $185,000, (2) Per Diem meals at a rate of $28.00 per day, (3) a Company vehicle with a monthly value of $600, (4) Company housing with a value of $1,000 per month, (5) reimbursement of travel expenses from Mr. Ripley's home to the Company's headquarters and return on a weekly basis equal to $280, (6) and other items such as cell phone, parking, etc. equal to $1,000.

      The Board of Directors approved the formation of an Interim Governing Board. The Interim Governing Board has daily management control of the Company. The Interim Governing Board reports directly to the Board of Directors and two of the three members are Board Members. Members of the Interim Governing Board consist of: (1) Kenneth Ripley, (2) Ronald Parratt, and (3) David Caldwell. The Interim Governing Board is a non-compensated position. All Board Members should be considered as Non-Independent as they have day-to-day decision making and management authority.

      The Board of Directors Compensation Committee presented no employment contracts during the quarter. At this time, there is one employee with an employment contract. Senior staff without employment contracts include; Mr. Kenneth Ripley, as Interim Chief Executive Officer; Mr. William Thomas, as Chief Financial Officer; Mr. Earl Harrison, as Manager of Mines; Mr. Wayne Colwell, as Chief Chemist.

Going Concern
      The report of the Company's independent accountants on our December 31, 2004 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations and accumulated deficit and working capital deficit. The Company's ability to continue as a going concern will be determined by its ability to commence and maintain successful operations. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Environmental Matters. When it is probable that such costs will be incurred and they are reasonably estimable, the Company accrues costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property and are expensed when probable of being incurred closed operations and environmental matters. The Company periodically reviews its accrued liabilities for such remediation costs, as evidence becomes available indicating that the Company's remediation liability has potentially changed.
Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

      Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. On May 8, 2003, the Company received the new amended operating permit and on June 23, 2003, it filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. The Company utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables the Company to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve years. Now that the new permit and bond are in place the Company assumes its reclamation obligation to be 0$2.7 million. The Company anticipates that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

Results Of Operations

      Results Of Operations For The Three-Month Period Ended June 30, 2005 Compared To The Three-Month Period Ended June 30, 2004.

      The Company generated $406,645 in revenue for the three-months ended June 30, 2005, respectively, from the sale of precious metals, as compared to $376,808 revenue for the three-months ended June 30, 2004, an increase of $29,837.

      The following table describes the results of operations for the second quarter ended June 30, 2005 compared to the same period ended June 30, 2004 for selected expenses.

Description                                        2005           2004        Difference
------------------------------------------      ---------       ---------      ---------
Interest Expense (1)                            $ 606,543       $  33,867        572,676
Plant Operations (2)                              647,326         966,119       (318,793)
Metal Sales (3)                                   406,645         376,808         28,837
Exploration (4)                                   211,526         170,262        (41,264)
General & Administrative (5)                      273,102         392,899       (119,797)
Salaries & Wages (6)                              260,235         120,393        139,842
Investor Relations & Professional Fees (7)         39,238          89,684        (50,446)
Other income/expense net (8)                     (315,347)          1,768       (317,115)

(1) The change in the interest expense is primarily due to the interest on the William and Candida Schnack Note.

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

(5) The decrease in payroll and fringe benefits are a result of staff reductions.

(6) The change is due to staff increases at Corporate Headquarters, to include an acting CEO and Investor Relations Manager.

(7)   The decrease relates primarily to reduced permitting fees.

(8)   Severance liability due to terminated employees.

      Results Of Operations For The Six-Month Period Ended June 30, 2005 Compared To The Six-Month Period Ended June 30, 2004.

         The Company generated $575,693 in revenue for the six-months ended June 30, 2005, respectively, from the sale of precious metals, as compared to $617,796 revenue for the six-months ended June 30, 2004, a decrease of $42,103.

         The following table describes the results of operations through the second quarter ended June 30, 2005 compared to the same period ended June 30, 2004 for selected expenses.


Description                                         2005            2004          Difference
------------------------------------------      -----------      -----------      -----------
Interest Expense (1)                            $   643,963      $    68,956      $   575,005
Plant Operations (2)                                732,907        1,832,014       (1,099,107)
Metal Sales (3)                                     575,693          617,796          (42,103)
Exploration (4)                                     349,798          622,473         (272,945)
General & Administrative (5)                        573,939          821,577         (247,638)
Salaries & Wages (6)                                318,987          247,542           71,445
Investor Relations & Professional Fees (7)           72,281          156,261          (83,980)
Sale of Assets                                   $1,400,000                0      $ 1,400,000

(1) The change in the interest expense is primarily due to the interest on the William and Candida Schnack Note.

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

(6) The change is due to staff increases at Corporate Headquarters, to include an acting CEO and Investor Relations Manager.

(7)   The decrease relates primarily to reduced permitting fees.

(8)   Sale of the Borealis mining rights.

Liquidity And Capital Resources

      Since Golden Phoenix's incorporation in June 1997, the Company have incurred an accumulated deficit of $26,380,107 through June 30, 2005.

      As of June 30, 2005, the Company had $47,943 in cash and a working capital deficit of $6,546,244. A significant portion of the cash is allocated to be used for the Ashdown mine. The Company anticipates expenditures for year 2005 for general and administrative expenses to be approximately at the same quarterly levels for the remainder of the year. Exploration and holding expenditures for the remaining year are expected to include none for the Mineral Ridge gold mine, $80,000 for Ashdown exploration, none for future Nevada land holding costs and none for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

      In May 2003, the Company entered into an insurance-backed financial assurance program for a surety bond, to secure the $2.7 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. There is $1,819,023 on deposit with the bonding company, plus any interest, that is available to pay those reclamation costs in the future. In addition, an additional premium in the amount of $518,541, in prior years, was paid as part of a twelve year insurance policy associated with the reclamation bond which is being amortized over the life of the policy with an additional $11,300 annual premium.

      During the three months ended June 30, 2005, the Company's liquidity needs were met from: (i) $278,685 from a financing transaction with William Schnack;
(ii) $406,645 from the sale of precious metals produced from the Mineral Ridge Mine; (iii) $3,550 from rental incomes at Mineral Ridge and Sparks Nevada; (iv) $250,000 from Notes Receivable; (v) $6,673 from deposit refunds and; (vi) $104,000 from Officer loans. As of June 30, 2005, the Company had 133,054,035 shares of common stock outstanding, which it has recognized as $22,396,075 of paid in capital including cash and services. As of June 30, 2005, the Company had current assets of $1,040,029 compared to current liabilities of $7,586,273, resulting in a working capital deficit of $6,546,244

      During the three months ended June 30, 2005, there was no exercise of warrants that converted to restricted shares of common stock. No funds were generated from this item.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

      We have yet to establish any history of profitable operations. We incurred an operating loss of $1,630,710 during the three months ended June 30, 2005. At June 30, 2005, we had an accumulated deficit of $26.4 million. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near term. Our profitability will require the successful commercialization of our gold mines. We may not be able to successfully commercialize our gold mines or ever become profitable.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Significant Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2004, we have generated significant losses from operations, had an accumulated deficit of $25,192,268 and had a working capital deficit of $7,507,128 at December 31, 2004, which together raises substantial doubt about our ability to continue as a going concern. As of June 30, 2005, the Company had losses from operations resulting in an accumulated deficit of $26.4 million and had a working capital deficit of $6.5 million. Management's plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2004.

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

We Are Dependent On Key Personnel, The Loss Of Either Of Them May Have An Adverse Effect

      The Company is dependent on the services of certain key executives, Kenneth Ripley, Interim CEO and Steven D. Craig, Chairman of the Board of Directors, Vice-President and Director. The loss of either Mr. Craig or Mr. Ripley could force us to curtail our business and operations. We currently have key person insurance on Steven Craig. Mr. Ripley currently does not have a management contract with the Company.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      Following is a summary of sales of unregistered securities for the first and second quarters of 2005. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                                                                     Shares Price Per
First Quarter 2005              Nature of Issuance       Shares Issued         Value Received             Share
------------------              ------------------       -------------         --------------             -----
Walter Woods                    Conversion of Note            290,000             $ 44,049                 0.15
Prudent Bear Fund               Conversion of Note          2,643,513              528,703                 0.20
Michael R. Fitzsimonds          Services rendered               6,637                1,500                 0.23
Jeffery Tissier                 Services rendered               6,637                1,500                 0.23
Ronald Parratt                  Services rendered               6,637                1,500                 0.23
David Caldwell                  Services rendered               6,637                1,500                 0.23
Steven D. Craig                 Services rendered               6,637                1,500                 0.23
Whitney & Whitney               Services rendered              12,142                2,518                 0.21
Jon & Hazel Bambauer            Conversion of Note            178,879               17,846                 0.10
Mintec                          Services rendered              76,667               11,040                 0.14
Whitney & Whitney               Services rendered             356,189               93,620                 0.26

Total First Quarter 2005                                    3,590,575              705,276                $0.20
                    ----                                    ---------              -------                -----

                                                                                                     Shares Price Per
Second Quarter 2005             Nature of Issuance       Shares Issued         Value Received            Share
-------------------             ------------------       -------------         --------------            -----
David Caldwell                  Services Rendered              24,563              $ 2,456                 0.10
Whitney & Whitney               Services Rendered              16,385                2,500                 0.15
Whitney & Whitney               Services rendered              16,757                2,518                 0.15
Whitney & Whitney               Services rendered              11,096                2,518                 0.23
Jeffery Tissier                 Services rendered               4,605                 750.                 0.16
Michael R. Fitzsimonds          Services rendered               4,605                  750                 0.16
Ronald Parratt                  Services rendered              10,755                1,250                 0.12
David Caldwell                  Services rendered              10,755                1,250                 0.12
Steven D. Craig                 Services rendered              10,755                1,250                 0.12
Louis Mandakunis                Conversion of Note            198,000               17,851                 0.09
Whitney & Whitney               Services rendered              12,919                2,518                 0.19

Total Second Quarter 2005                                     321,195              $35,611                $0.11
                     ----                                     -------              -------                -----

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

10.1               Form of General Executive Compensation      Incorporated by reference to Exhibit
                   Contract                                    14.1 to the Company's Annual Report
                                                               on Form 10-KSB for the year ended
                                                               December 31, 1998, as filed with the
                                                               SEC on October 27, 1999

10.2               Mineral Ridge Mine Sale Agreement, dated    Incorporated by reference to Exhibit
                   October 9, 2000, by and between Thomas L.   2.1 to the Company's Current Report
                   Nimsic (Trustee for the Chapter 11          on Form 8-K for the period ended
                   bankruptcy estate of Mineral Ridge          November 7, 2000, as filed with the
                   Resources, Inc.) and Golden Phoenix         SEC on November 22, 2000
                   Minerals, Inc.

10.3               Common Stock Purchase Agreement, dated      Incorporated by reference to Exhibit
                   November 12, 2002, by and between Golden    10.1 to the Company's Quarterly
                   Phoenix Minerals, Inc. and Fusion Capital   Report on Form 10-QSB for the period
                   Fund II, Inc.                               ended September 30, 2002, as filed
                                                               with the SEC on November 19, 2002

10.4               Agreement, dated July 21, 2003, by and      Incorporated by reference to the
                   between Golden Phoenix Minerals, Inc. and   Company's Amendment No. 1 to Form
                   Borealis Mining Company                     SB-2 Registration Statement filed
                                                               with the SEC on September 11, 2003

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

31.1        Certification Pursuant to Section 302              Provided herewith

31.2        Certification Pursuant to Section 302              Provided herewith

32.1        Certification Pursuant to 18 U.S.C. Section 1350   Provided herewith


32.2        Certification Pursuant to 18 U.S.C. Section 1350   Provided herewith


      (b)   Reports on Form 8-K:

      On May 10, 2005 Golden Phoenix filed a Form 8-K with respect to- Entering into a material financing agreement with William D. and Candida Schnack.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLDEN PHOENIX MINERALS, INC.

Date: August 11, 2005                     By: /s/Steven Craig
                                              --------------------------
                                          Steven Craig
                                          Vice President



                                          By:  /s/ William Thomas
                                              --------------------------
                                          William Thomas
                                          Chief Financial Officer