Form 10QSB
period 2005-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2005-11-18
CIK 1042784

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(775) 853-4919
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant:

(1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and

(2)	has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 14, 2005, there were 136,180,087 outstanding shares of the issuer’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.
Balance Sheets

ASSETS

	September 30, 2005	December 31, 2004
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$63,756	$—
Other receivables	502,109	—
Prepaid expenses	250,696	117,045
Current portion prepaid bond cost	43,212	43,211
Precious metals inventory	80,760	114,803
Materials and supplies inventory	11,525	16,429

Total Current Assets	952,058	291,488

PROPERTY AND EQUIPMENT

Land	57,599	57,599
Buildings	119,922	116,020
Vehicles	266,464	266,464
Computer equipment	109,332	107,104
Office furniture and equipment	18,221	18,221
Mining equipment and rolling stock	1,367,159	1,380,427
Accumulated depreciation	(682,713)	(521,828)

Total Property and Equipment, Net	1,255,984	1,424,007

OTHER ASSETS

Restricted funds - reclamation obligations	2,008,121	1,848,823
Reclamation asset, net	1,827,911	1,843,698
Prepaid bond insurance premiums	374,503	363,701
Deposits	35,871	15,464

Total Other Assets	4,246,406	4,071,686

TOTAL ASSETS	$6,454,448	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2005	December 31, 2004
	(Unaudited)

CURRENT LIABILITIES

Bank Overdraft	$—	$41,601
Accounts payable	1,143,584	1,757,459
Accrued liabilities	6,262,664	4,784,466
Common stock payable	34,000	—
Current portion of termination costs	120,827	—
Notes payable and current portion of long term debt	1,959,020	89,575
Current portion of capital lease obligations	16,675	33,929
Convertible notes payable	348,531	455,000
Accrued interest for notes and debt	16,339	3,080
Accrued interest for convertible notes payable	69,485	324,521
Amounts due to related parties	165,048	292,510
Accrued interest due to related parties	80,610	76,710

Total Current Liabilities	10,216,783	7,858,851

LONG-TERM LIABILITIES
Reclamation obligation	2,459,656	2,352,235
Long-term debt	48,382	77,029
Capital lease obligations	1,408	7,004
Long term termination costs	526,881	—

Total Long-Term Liabilities	3,036,327	2,436,268

Total Liabilities	13,253,110	10,295,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, no par value, 200,000,000 shares
authorized, 135,416,542 and 119,721,984 issued and
outstanding, respectively	22,621,820	20,684,330
Accumulated deficit	(29,420,482)	(25,192,268)

Total Stockholders’ Equity (Deficit)	(6,798,662)	(4,507,938)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$6,454,448	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004

REVENUES

Sale of precious metals	$143,767	$475,893	$719,460	$1,093,689

EXPENSES

Cost of mining operations	121,978	1,096,730	816,701	2,083,441
Exploration, mineral property leases, and
minimum work commitment expenses	1,851,274	450,164	2,201,072	1,195,740
Accretion expense	37,437	53,542	107,421	118,062
General and administrative	174,028	300,902	747,967	1,112,479
Investor relations and professional fees	44,102	31,550	116,383	187,811
Salaries and wages	137,540	181,439	456,527	428,981
Depreciation and depletion	44,496	48,971	129,215	119,406
Employee termination expense	4,800	—	339,914	—

Total Expenses	2,415,655	2,163,298	4,915,200	5,245,920

LOSS FROM OPERATIONS	(2,271,888)	(1,687,405)	(4,195,740)	(4,152,231)

OTHER INCOME/(EXPENSE)

Interest income	2,106	—	2,675	428
Interest expense	(746,738)	(46,075)	(1,390,702)	(115,031)
Other income/expense net	(23,855)	2,303	3,009	8,410
Gain on sale of asset	—	—	1,400,000	—
Loss on impairment of assets	—	—	(47,456)	—
Total Other Income (Expense)	(768,487)	(43,772)	(32,474)	(106,193)

LOSS BEFORE INCOME TAXES	$(3,040,375)	$(1,173,177)	$(4,228,214)	$(4,258,424)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

LOSS BEFORE INCOME TAXES	$(3,040,375)	$(1,731,177)	$(4,228,214)	$(4,258,424)

INCOME TAXES	—	—	—	—

NET LOSS	$(3,040,375)	$(1,731,177)	$(4,228,214)	$(4,258,424)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	135,038,324	110,274,443	133,217,168	105,312,658

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders’ Equity (Deficit)

			Expenses
	Common Shares		Prepaid with	Deferred	Accumulated
	Shares	Amount	Warrants	Costs	Deficit

Balance, December 31, 2003	99,333,470	$17,287,209	$—	$(591,250)	$(18,722,260)

Issuance of common stock
For services	123,228	38,785	—	—	—

Issuance of common stock for
Cash	10,528,587	2,410,341	—	—	—

Issuance of common stock for
warrants exercised	9,728,884	1,230,805	—	—	—

Issuance of common stock for
directors fees	7,815	2,190	—	—	—

Amortization of deferred costs	—	—	—	306,250	—

Stock offering costs	—	(285,000)	—	285,000	—

Net loss for year ending December
31, 2004	—	—	—	—	(6,470,008)

Balance December 31, 2004	119,721,984	20,684,330	—	—	(25,192,268)

Issuance of common stock for
convertible notes exercised (unaudited)	3,432,757	626,804	—	—	—

Issuance of common stock for
cash (unaudited)	9,377,460	899,335	—	—	—

Issuance of common stock for
services (unaudited)	2,884,341	346,420	—	—	—

Expenses prepaid with warrants (unaudited)	—	64,931	(64,931)	—	—

Amortization of expenses prepaid with
warrants (unaudited)	—	—	22,545	—	—

Net loss for the nine months ended,
September 30, 2005 (unaudited)	—	—	—	—	(4,228,214)

Balance, September 30, 2005 (unaudited)	135,416,542	$22,621,820	$(42,386)	$—	$(29,420,482)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (4,228,214)	$ (4,258,424)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and depletion	129,215	99,064
Amortization of prepaid warrants	22,545	—
Accretion expense	107,421	118,062
Common stock issued for services	346,420	36,828
Impairment of property and equipment	26,972	—
Loss on impairment of assets	47,456	—
Amortization of deferred costs	—	306,250
Gain on sale of asset	(1,400,000)	—
Changes in operating assets and liabilities:
(Increase) in accounts and other receivables	(2,109)	(2,406)
(Increase) decrease in prepaid expenses	(144,454)	23,893
(Increase) decrease in inventories	38,947	32,492
(Increase) in assets under construction and repair	—	(149,783)
(Increase) in restricted cash	(159,299)	(29,924)
(Increase) decrease in deposits	(20,407)	5,323
Increase (decrease) in accounts payable	(613,875)	412,814
Increase in accrued liabilities	1,507,625	705,174
Increase in common stock payable	34,000	—
Increase in termination accruals	647,708	—
Increase in cost of financing	1,255,039	—
(Decrease) in amounts due related parties	(55,974)	—

Net Cash Used by Operating Activities	(2,460,984)	(2,700,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,834)	(329,996)
Proceeds from sale of mineral property	900,000	—

Net Cash Provided (Used) by Investing Activities	$880,166	$(329,996)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	$(22,849)	$(31,519)
Bank overdraft	(41,601)	—
Payments on notes payable and long-term debt	(53,042)	(55,808)
Cash receipts on stock subscription receivable/payable	—	30,000
Proceeds on notes payable and long term debt	673,599	33,296
Payments on related party debt	(60,000)	—
Principal payments on convertible notes	(100,839)
Proceeds from exercise of options and warrants	—	1,134,040
Proceeds from convertible notes	349,971	—
Net proceeds from sale of common stock	899,335	1,610,340

Net Cash Provided by Financing Activities	1,644,574	2,720,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,756	(310,284)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	442,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,756	$131,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$16,428
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$346,420	$36,828
Debt extinguished with the exercise of stock options	$—	$35,000
Common stock issued for convertible note debt	$626,804	$—

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three (3) and nine (9) months ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

Certain balances for December 31, 2004 have been reclassified to conform to the financial presentation at September 30, 2005.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $29,420,482 and a working capital deficit of $9,264,725 at September 30, 2005, which raises doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained financing from the sale of the Borealis Project to fund some of the Company’s activities until sufficient revenues can be generated from operations. Mineral Ridge gold production was concluded this quarter and it no longer provides revenues. The Company will need additional financing in order to continue operations. The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with its current and future exploration, development and mining operation activities.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123 as amended by FASB Statement 148, “Accounting for Stock-Based Compensation”, requires the Company to provide pro-forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2005: dividend yield of zero percent (0%); expected volatility of one hundred one percent (101%) risk-free interest rate of three and one half percent (3.5%); and expected life of five (5) years.

Had compensation cost for the Company’s stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have not recorded an additional expense for the nine (9) months ended September 30, 2005 as indicated below.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS (Continued)

	September 30,
	2005	2004
Net Income/(Loss):
As reported	$(4,228,214)	$(4,258,424)
Pro forma	$(4,315,981)	$(4,269,904)

Basic Income/(Loss) per share:
As reported	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.04)

A summary of the status of the Company’s stock option plans as of September 30, 2005 and changes during the year is presented below:

		Weighted
		Average
	Options	Exercise Price

Outstanding, December 31, 2004	6,268,982	$0.24

Granted	1,300,000	0.15
Cancelled/Expired	(1,729,892)	0.20
Exercised	(22,600)	0.15

Outstanding, September 30, 2005	5,816,490	$0.23

Exercisable, September 30, 2005	5,816,490	$0.23

	Outstanding				Exercisable
		Weighted
		Average		Weighted		Weighted
	Number	Remaining		Average	Number	Average
	Outstanding	Contractual		Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/05	Life		Price	at 9/30/05	Price

$0.15	2,465,715	(a	)	$0.15	2,465,715	$0.15
0.37	2,064,000	1.99		0.37	2,064,000	0.37
0.15	1,300,000	4.31		0.15	1,300,000	0.15
0.44	9,375	0.27		0.44	9,375	0.44

$0.15 - 0.44	5,816,490	2.75		$0.23	5,816,490	$0.23

(a) The term of these options is from the grant date until six (6) months after all loans, advances or other debts due to employees granted these options have been paid in full.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 4 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of September 30, 2005 and changes during the year is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2004	1,275,352	$0.24

Granted	1,000,000	0.14
Canceled / Expired	—	—
Exercised	—	—

Outstanding, September 30, 2005	2,275,352	$0.19

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2005:

Expiration Date	Price	Number

2006	$0.250	925,352
2006	0.200	350,000
2007	0.140	1,000,000

		2,275,352

NOTE 5 - INCOME FROM SALE OF ASSETS

On January 31, 2005 the Company closed an agreement to sell its thirty percent (30%) interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 was paid on January 18, 2005, followed by four (4) payments of $250,000, paid in ninety (90) day increments. Payments received from Borealis Mining Company/Gryphon Gold Corporation through the third quarter 2005 total $900,000. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis Mining Company/Gryphon Gold Corporation has earned seventy percent (70%) of the overall joint venture. With the purchase of Golden Phoenix Mineral’s thirty percent (30%) interest, Borealis Mining Company/Gryphon Gold Corporation will own one hundred percent (100%) of the project. In return, Gryphon Gold will guarantee Borealis Mining Company/Gryphon Gold Corporation’s payment obligation to Golden Phoenix by depositing as security fifteen percent (15%) of Borealis Mining Company Gryphon Gold Corporation’s shares into escrow.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 6 - PROJECT FINANCING

On May 10, 2005, the Company entered into a loan agreement with a non-related party. The basic loan agreement is for advances of $1,000,000 with a payback of $3,000,000 including principal of $1,000,000 and a $2,000,000 premium. Total advances on this loan through September 30, 2005 are $520,000 with a pro-rata corresponding premium of $1,040,000 recognized as loan cost. In addition, 1,000,000 warrants were issued upon signing of the agreement with a cost to the Company of $64,931 which is being amortized over a nine (9) month period.

On June 14, 2005 the Company entered into a short-term loan with our interim CEO. The amount of $241,000 was payable on September 30, 2005. This loan has been extended for an indefinite period. The interest rate for the short-term advance is set at eighteen percent (18%) per annum and with setup charges have an annual rate of twenty-three percent (23%).

On September 26, 2005, the Company entered into a loan agreement with the Ashdown Milling Company LLC., a company of which Mr. Kenneth Ripley, acting Chief Executive Officer, and Mr. Rob Martin, Director of Corporate Development, are both members. The financing program is structured as a production payment purchase agreement. It provides a minimum purchase amount of $800,000 to be paid to Golden Phoenix in accordance with a timetable linked to construction milestones for the Ashdown mill; at the request of the Company and the discretion of the lender, a maximum of $1,500,000 may be borrowed under this program. For every dollar of production payment that is purchased, the Company has agreed to issue one (1) share of common stock and one (1) common stock purchase warrant. Each warrant is exercisable at $0.20 for a period of three (3) years. The Ashdown Milling Company will receive twenty percent (20%) of the Company’s share of concentrate sales until the royalty received equals, but does not exceed the production payment purchase price plus one hundred forty percent (140%).

NOTE 7 - SUBSEQUENT ITEMS

Effective October 15, 2005, Steven Craig resigned from his position as Director and Corporate Secretary, and Jeff Tissier accepted a position as Director. The Board of Directors is now comprised of Jeffery Tissier, Ronald Parratt and David Caldwell with two (2) Board vacancies and a vacant position as Corporate Secretary.

Subsequent to September 30, 2005, 617,430 warrants were issued for debt contract obligations and 200,000 options were issued for the Advisory Board Members. Additionally, 163,545 shares of restricted common stock were issued to directors for services and 600,000 shares of restricted common stock were sold to the Ashdown Milling Company, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Forward-Looking Statements and Associated Risks.

This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. (“Golden Phoenix” or the “Company”) is a mineral-property development company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the Mineral Ridge gold mine and the Ashdown gold-molybdenum project. The Company terminated its joint venture with International Enexco, Ltd. and its exploration license and option to purchase with F.W. Lewis, Inc. on December 23, 2004 at its Contact project. On January 31, 2005 the Company closed the sale of its Borealis project to Gryphon Gold Inc. for $1.4 million.

Mineral Ridge

Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 in cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection (“NDEP”) of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed us to hold the Mineral Ridge property while other permitting was underway. The reclamation permit, which was in place when Golden Phoenix bought the property out of bankruptcy, was not transferable and the company holding the surety bond refused to write a new bond for a startup company. We were required to post a new bond, but this could not be completed until a new reclamation plan and permit was completed. The bond was due for a three-year review by the Bureau of Land Management (“BLM”) and NDEP. This review changed the cost of the bond from $1.64 million to $3.2 million for the same plan. The previous bonding company wanted to be released from the bond held by the BLM; however, without a replacement bond, the only method of release would have been by reclaiming the property. To avoid loss of the property value due to destruction of the infrastructure, Golden Phoenix needed to bring the property back into production. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. The source for the cash bond was from the two (2) previous operators and one (1) of our shareholders.

On May 8, 2003, Golden Phoenix obtained a new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the BLM with respect to the Mineral Ridge mine. Now that the new permit and bond are in place the Company assumes its reclamation obligation to be $2.7 million. We began mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear & Company, Inc. an independent mineral auditing consultant, the total value of the gold sales over the six-year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

On October 27, 2004 the Company made a $16,920 deposit with Cow County Title for the purchase of approximately 1,200 acres of land and an existing 1,600-ton per day mill. The mill, know as the Lone Mountain Mill or Miller’s Mill, is held under separate title and leases the 1,200 acre land parcel. Cost to the Company for this investment at the close of escrow is estimated to be $650,000 for the land and $600,000 for the mill. The current agreement is for the landowner to have possession of both the land and mill. The current mill owner is in default of rental payments and is required by contract to deed the property to the landowner. The purchase of these properties is now delayed until the mill title has been cleared to the property owner. Concurrently with the legal working for the Lone Mountain Mill acquisition, economic feasibility studies are ongoing and may reveal that the mill is not economical to purchase due to the cost of ore transportation. If this becomes true, the deposit of $16,920 will be refunded.

On January 12, 2005, Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. Mining and crushing operations have been suspended for the time being and employees who conducted this work have been furloughed. Leaching operations continued to extract gold from the leach pad through August, 2005. The operation is now on temporary full idle, and is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. Employees trained to maintain the facilities have been retained. They will also ensure site security, environmental compliance and safety protocols. Due to cessation of leaching in August 2005 at Mineral Ridge, the overall operation will incur minimum expenses until recapitalization as a milling operation is approved by the Board.

Ashdown

The Ashdown property near Denio, Nevada was originally held through a letter agreement with PRS Enterprises (“PRS”) with Golden Phoenix managing the project. PRS also had a letter agreement with Win-Eldridge Mines, Ltd. (“W-E”) which grants the Ashdown property to a three (3)-company venture. This agreement expired on December 15, 2003 due to the inability of PRS to fulfill their contractual obligations. Negotiations with W-E continued, which resulted in a signed letter of intent to joint venture on February 5, 2004. The terms of the agreement gives sixty percent (60%) to Golden Phoenix, as manager/operator of project, and forty percent (40%) to W-E, as owner of the property. Golden Phoenix will earn an undivided vested sixty percent (60%) interest in the project in either of two (2) ways: by placing the project into profitable production using a small pilot mill, or spending $5 million toward development of the project on or before February 4, 2008. Upon signing the letter of intent, Golden Phoenix paid W-E $50,000, and beginning three (3) months after the signing, it has paid $5,000 per month each month for seventeen (17) months and will continue to pay $5,000 per month until a cash distribution through profitable production is achieved. All payments are current.

On September 8, 2004 the Company entered into a purchase agreement for a one hundred (100) ton per day mill located in Kingston, Nevada. This mill is known as the Kingston Mill. The agreement called for payment of back taxes, liens and reclamation of land on which the mill was located. The mill was disassembled and moved to the Ashdown mine area where it was held in storage awaiting permits for construction and operation. To date, we have made payments totaling $116,952 for the mill.

On April 19, 2005 Golden Phoenix announced it has secured a long-term lease on the Morris Mill site, a highly suitable twenty (20) acre parcel adjacent to its Ashdown gold/molybdenum joint venture in northwestern Nevada. In doing so, the Company plans to increase Ashdown’s molybdenum processing capacity from 10,000 tons in a pilot mill scenario to 120,000 tons, a twelve (12)-fold increase, and to lengthen the mill’s initial operating period to five (5) years. A reclamation bond in the amount of $114,000 has been posted with the Nevada Department of Environmental Protection for the Morris Mill site.

On June 10, 2005, the Company was provided written notice that Win-Eldrich Mines Ltd. planned to remove a 1,400-ton stockpile of mineralized material mined by a previous operator. The material had been stored on site for twenty three (23) years and had been identified by the BLM as an item for reclamation. It is the opinion of all parties that the material is not part of the letter of intent to joint venture dated February 5, 2004. The Company agreed to the removal of the material and reserved the right under the February 5, 2004 letter of intent to joint venture to share in the proceeds generated from the stockpile. The stockpile was removed over a five (5) week period which commenced in June 2005.

On June 15, 2005, the Company and regional officials with the BLM entered into a verbal agreement to remove and to take possession of a two hundred (200) ton per day mill located near Austin, Nevada. This mill is known as the Austin Mill. The agreement constituted the removal of the mill and reclamation of the land. The Company has recognized an estimated cost of $80,000 to comply with the verbal agreement.

On June 29, 2005 the Company announced it had taken title from the BLM to take possession of the Austin Mill. The BLM acquired the Austin Mill following abandonment of an un-bonded mining project situated on public land. Golden Phoenix offered to assist the BLM in reclaiming the property, and has accepted the responsibility to remove the mill and the building in exchange for clear title to the equipment. The Austin Mill is complete with crushing, grinding and flotation gear, all in excellent condition. The Company scheduled a truck and trailer to transport the equipment to Winnemucca, Nevada where it has been stored until permits are issued allowing it to be moved to the Ashdown project. The mill is ideal for processing gold and molybdenum ores and provides several key components that will enhance the capability of the primary millworks. It also gives Golden Phoenix the flexibility to double its molybdenite-processing capacity or to add a separate gold circuit, as may be warranted in the future. Disassembly and relocation of the mill is expected to take six (6) weeks. The Company plans to merge both the Kingston and Austin mills into what will be known as the Pilot Mill with a milling capability of one hundred (100) tons per day.

On August 15, 2005 the Company received approval from the BLM to extract 1,000 tons of molybdenum mineralization from its Ashdown mine for the purpose of metallurgical testing. The approval was issued by the BLM as an amendment to an existing Notice of Intent (“Amended NOI”). Under the Amended NOI, Golden Phoenix may access and remove molybdenite-bearing material using underground mining techniques, and then mill, metallurgically test, and trial-market the moly concentrates. The intent of the bulk sample program is to prepare Golden Phoenix for full-scale mining at Ashdown, scheduled to begin following the BLM’s final approval of the comprehensive Plan of Operations and its associated Environmental Assessment. Ashdown mine personnel have dewatered and rehabilitated the portal section of the Sylvia decline and determined that it is safer, shorter and faster to drive a new bypass from inside the portal directly to the targeted ore-shoot rather than to attempt to restore the original decline. Once full-scale mining is approved, this bypass will serve as the main haulage way for daily operations.

On August 26, 2005 the Pilot Mill was deeded to an earth working company known as Retrievers LLC. The deed states that a signing fee of $30,000 shall be paid to Retrievers LLC and that when the Ashdown mill final permit is issued, an additional $30,000 shall be paid to Retrievers LLC. The Company agreed to an exclusive arrangement with Retrievers LLC for all earthworks over a five (5) year period. At the conclusion of the agreement period, the Pilot Mill deed shall be transferred to the Company at no cost.

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement (PPPA) with Ashdown Milling Company, LLC, a company of which Mr. Kenneth Ripley and Mr. Rob Martin are both members. Under the terms of the PPPA, Ashdown Milling agreed to purchase a production payment to be paid from the production of the Company’s Ashdown Mine for a minimum of $800,000. This minimum purchase price will be paid upon the achievement of certain milestones related to the exploration and development of the Ashdown Mine. In addition, the PPPA provides that Ashdown Milling has the right to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000. The Company must use the funds for qualifying exploration and development expenditures on the Ashdown Mine in a sharing arrangement of its obligation to explore and develop the mine under the letter of intent to joint venture dated February 5, 2004. The amount of the production payment to be paid to Ashdown Milling is equal to a twelve percent (12%) net smelter returns royalty on the minerals produced from the mine until an amount equal to two hundred forty percent (240%) of the total purchase price has been paid. However, the production payment is paid solely from the Company’s share of production it is entitled to receive under the letter of intent to joint venture.

The Company received $200,000 of the minimum purchase price upon execution of the PPPA and will receive an additional $200,000 upon approval of the mill foundation and $200,000 upon receipt of a water pollution control permit. Additional production payment proceeds may be purchased by Ashdown Milling upon completion of the mill building.

In addition to the foregoing, the PPPA provides that for each dollar of the purchase price up to the maximum purchase price paid for the production payment, the Company will issue one (1) share of its restricted common stock and one (1) common stock purchase warrant. The warrants will be exercisable for a period of three (3) years from the date of the PPPA and entitle the holder to purchase one (1) share of the Company's restricted common stock for $0.20 per share. For each dollar of the purchase price for the production payment, $0.17 has been allocated to the purchase price for each share and warrant as a unit. Pursuant to the representations provided to the Company in the PPPA, Ashdown Milling is an accredited investor and the shares and warrants were offered and sold by the Company in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

To date, permitting at Ashdown is underway on federal lands administrated by the BLM for a selective underground mining operation designed to extract molybdenum mineralization from a vein setting. Milling facilities designed to process the mineralized material extracted from the mine are being permitted concurrently on private land two (2) miles from the mine. Beginning towards the end of 2004 permit applications were being reviewed by the agencies, including the Water Pollution Control Permit, Reclamation Plan, the Air Quality Permit and the Storm Water Discharge Permit. Permitting efforts for a larger mill and underground mine including the Plan of Operations and gathering base line information for the Environmental Assessment was underway. To date, a total of $45,368 has been placed in bond to secure the work currently being performed at the Ashdown mine site, and $114,000 has been placed in bond to secure work currently being performed at the mill site. Full-scale mining will proceed upon receipt of the final permits from the Bureau of Land Management and the Nevada Division of Environmental Protection. The Ashdown property currently has no SEC compliant reserves, and will require significant investment in delineation drilling and underground development before a reserve base can be developed and audited by a third party mining engineer.

Borealis

The Borealis property was held under a lease agreement with the Borealis Partnership, which consists of three (3) separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three (3) partners. On July 18, 2003 the Company signed a joint venture agreement for its Borealis gold project with Gryphon Gold Corporation, a Nevada incorporated company. On January 31, 2005 the Company closed an agreement to sell its thirty percent (30%) interest in the Borealis Gold Project to Borealis Mining Company/Gryphon Gold Corporation (“Borealis/Gryphon”) for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 paid on January 18, 2005, followed by four (4) payments of $250,000, paid in ninety (90) day increments. In accordance with the terms of the joint venture agreement to date, the parties agree that Borealis/Gryphon has earned seventy percent (70%) of the overall joint venture. With the purchase of the Company’s thirty percent (30%) interest, Borealis/Gryphon will own one hundred percent (100%) of the project. In return, Gryphon Gold Corporation will guarantee Borealis Mining Company’s payment obligation to Golden Phoenix by depositing as security fifteen percent (15%) of Borealis Mining Company’s shares into escrow. All payments to Golden Phoenix are current with $[900,000] paid to date.

Contact

The Contact project property was held through agreements with two (2) separate entities, the International Enexco Ltd. (“Enexco”) joint venture and an exploration license and purchase option agreement with F.W. Lewis, Inc. (“Lewis”). Golden Phoenix’s operating control over property owned by these two (2) entities allowed it to combine deposits within the district allowing for economic mining, which was previously not possible. On January 28, 1998, we acquired the right to earn a sixty percent (60%) percent interest in the Enexco patented mining claims through a combination of annual work commitments totaling $2,600,000 on the Enexco property and $4,000 per month payments to Enexco totaling $313,000 over seven (7) years. The Enexco agreement terminated on December 23, 2004, and at December 31, 2004 the total liability for the minimum work commitments to Enexco was $2,175,200 and $4,000 for the monthly lease payments.

On July 10, 1998 Golden Phoenix entered into an exploration license and purchase option agreement for the Lewis portion of the Contact project. On February 19, 2003 Lewis and Golden Phoenix amended the exploration license and purchase option agreement which extended the term to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment that clarified that expenditures for work performed by Golden Phoenix on either the Lewis property or the adjoining Enexco property shall be applied to Lewis’ minimum work commitment. On December 23, 2004 the Company terminated the Lewis agreement. With respect to the Contact project the Company reports as a liability on its balance sheet the following as current accrued liabilities: (a) land lease payments of $21,000, (b) work commitments of $2,420,643 and (c) equity payables of $1,743,807. The Company still controls six (6) unpatented mining claims over a portion of the Banner Zone deposit and over the highest grade drill hole in the area.

The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our two (2) mines and conduct additional exploration in their vicinity. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the Purchase Agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines. We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a letter of intent to joint venture dated February 5, 2004 with W-E for the Ashdown project. The Company is currently working with W-E to finalize a formal joint venture operating agreement. No other joint ventures have been entered into.

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing and cash flow from the Mineral Ridge gold mine and any questions from the Ashdown property that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to us.

Recent Corporate Developments

On January 29, 2005 the Board Compensation Committee voted on and approved compensation payments to Directors that attend supplemental meetings. The proposal was voted on and approved by the Board. Directors attending meetings supplemental to the quarterly general meeting are now compensated at $250 per meeting and the general meeting compensation of $500 was not changed.

On February 7, 2005 the development of an Advisory Board to the Board was finalized. The Advisory Board members are compensated for any hours worked in excess of eight (8) hours during any given month. To date, there has been no compensation dispersed. Compensation is made in restricted common stock payable in blocks of 2,500 shares for each eight (8) hours over the minimum requirement. In addition, normal expenses are paid by the Company. To date, there have been no submittals for expenses. Advisory Board members consist of: (a) Mr. Daniel Breckenridge from Oklahoma, (b) Mr. Robert Martin from Hawaii, (c) Mr. William R. Thomson from London, England, (d) Mr. David W. Payne from Kansas and (e) Mr. Ripley from Washington State.

On February 12, 2005 Mr. Jeffery Tissier, our former Co-Chairman of the Board, resigned his position due to pre-existing professional commitments. Mr. Tissier was also Chairman of the Audit Committee. Upon Mr. Tissier's resignation, Mr. Steven Craig assumed the position of Chairman of the Board.

On February 18, 2005, Mr. Michael Fitzsimonds resigned his positions as Chairman of the Board and Chief Executive Officer. For consideration of Mr. Fitzsimonds service, the Board of Directors (the “Board”) agreed to the following: (a) full compensation for one (1) year at and annual rate of $95,000, (b) the payment of all accrued vacation at full annual rate for two (2) months, (c) health insurance for fourteen (14) months at $685 per month, (d) one (1) company portable computer system valued at $1,200, (e) life insurance at $181 per month, (f) payment of legal fees at $3,515 per month to be deducted from a note payable issued from the Company to Mr. Fitzsimonds, (g) one (1) Company truck valued at $658 per month, (h) a severance bonus of $100,000 and (i) monthly interest payments of $1,350 for a period of approximately seventy two (72) months.

On February 18, 2005 Mr. Kenneth Ripley was employed as Interim Chief Executive Officer. Currently, the Board Compensation Committee and Mr. Ripley have not agreed to an employment contract. For accounting liabilities, the last known proposed agreement made to Mr. Ripley was used as the liability basis. The offer consists of: (a) a base annual salary of $185,000, (b) per diem meals at a rate of $28.00 per day, (c) a Company vehicle with a monthly value of $600, (d) Company housing with a value of $1,000 per month, (e) reimbursement of travel expenses from Mr. Ripley’s home to the Company's headquarters and return on a weekly basis equal to $280 and (f) and other items such as cell phone, parking, etc. equal to $1,000.

On February 18, 2005 the Board approved the formation of an Interim Governing Board. The Interim Governing Board has daily management control of the Company. The Interim Governing Board reports directly to the Board. Members of the Interim Governing Board consist of: (a) Mr. Kenneth Ripley, (b) Mr. Ronald Parratt and (c) Mr. David Caldwell.

On May 10, 2005, the Company entered into a loan agreement with William and Candida Schnack. The basic loan agreement is for advances of $1,000,000 with a payback including principal of $3,000,000. Under the terms of the Company’s payback, certain portions of the loan compute annual interest rates of approximately 500%. Average computed interest for the loan with timed payback is approximately 300%. The Company is currently in default of the first $500,000 payment due October 20, 2005, and is negotiating an amendment to the original loan agreement that will restate the payment schedule of the loan to conform with the actual progress of the mining activities at Ashdown.

On June 14, 2005 the Company entered into a short term loan with Kenneth Ripley. The combined amounts of $241,000 constitute two (2) loans payable on July 31, 2005. These loans have been extended for an indefinite period. Interest rates for the short term advances are at eighteen (18%) per annum and with setup charges have an annual rate of twenty-three percent (23%).

On July 13, 2005, we entered into the Purchase Agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $6.2 million. Upon the effectiveness of a registration statement Fusion Capital has agreed to purchase $200,000 of the Company’s common stock at a price of $0.15 per share (or 1,333,334 shares). The remaining $6 million of common stock is to be purchased over a twenty four (24) month period, subject to a six (6) month extension or earlier termination at our discretion.

On July 15, 2005, common stock issuance of 2,191,919 was made to Fusion Capital Fund II LLC. This common stock issuance commenced a new equity placement contract as described in the Company’s 8-K and news release. Registered stock of 22,191,919 common shares or a cap of $6,200,000 is available for what is known as the Second Fusion Agreement. The agreement concludes after a two year period in which common stock may be sold to Fusion at market price at a rate of not more that $12,500 per day. By agreement, there is an allowance to increase the equity sale daily basis if both parties agree.

On July 21, 2005, Mr. Craig tendered his resignation as Vice President of the Company, effective as of September 13, 2005. At the request of management, Mr. Craig agreed to serve as Chairman of the Board and as Corporate Secretary until replacements for his positions could be retained. Effective October 15, 2005, Mr. Craig tendered his resignation of each his positions and Mr. Jeffery Tissier has been appointed to fill Mr. Craig’s position as Director of the Company. The Company currently has two (2) vacant positions on the Board and a vacant position as Secretary. To date the Board has not agreed on any terms of a separation for salary and benefits as Vice President. The following items should be noted: At the time of this filing (a) the Company is in debt to Mr. Craig for deferred salaries in the amount of approximately two hundred and fifty thousand dollars ($250,000) and (b) The Company is in technical violation of state employment regulations as of Mr. Craig’s departure. The basic labor regulation for the State of Nevada requires employers to pay in full, all monies owed to the terminating employee. The Company has requested to continue to paying Mr. Craig at a semi-monthly rate of $60,000 annually until all debt has been settled. Medical benefits will continue. Mr. Craig has verbally agreed to this arrangement of payment.

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement (PPPA) with Ashdown Milling Company, LLC, a company of which Mr. Kenneth Ripley, acting Chief Executive Officer and Mr. Rob Martin, Director of Corporate Development are both members. Under the terms of the PPPA, Ashdown Milling agreed to purchase a production payment to be paid from the production of the Company’s Ashdown Mine for a minimum of $800,000. This minimum purchase price will be paid upon the achievement of certain milestones related to the exploration and development of the Ashdown Mine. In addition, the PPPA provides that Ashdown Milling, at the request of the Company, has the right to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000. The Company must use the funds for qualifying exploration and development expenditures on the Ashdown Mine in a sharing arrangement of its obligation to explore and develop the mine under the letter of intent to joint venture dated February 5, 2004. The amount of the production payment to be paid to Ashdown Milling is equal to a twelve percent (12%) net smelter returns royalty on the minerals produced from the mine until an amount equal to two hundred forty percent (240%) of the total purchase price has been paid. However, the production payment is paid solely from the Company’s share of production it is entitled to receive under the letter of intent joint venture.

The Company received $200,000 of the minimum purchase price upon execution of the PPPA and will receive an additional $200,000 upon approval of the mill foundation and $200,000 upon receipt of a water pollution control permit. Additional production payment proceeds may be purchased, with approval of the Company, by Ashdown Milling upon completion of the mill building.

In addition to the foregoing, the PPPA provides that for each dollar of the purchase price up to the maximum purchase price paid for the production payment, the Company will issue one (1) share of its restricted common stock and one common stock purchase warrant. The warrants will be exercisable for a period of three (3) years from the date of the PPPA and entitle the holder to purchase one (1) share of the Company's restricted common stock for $0.20 per share. For each dollar of the purchase price for the production payment, $0.17 has been allocated to the purchase price for each share and warrant as a unit. Pursuant to the representations provided to the Company in the PPPA, Ashdown Milling is an accredited investor and the shares and warrants were offered and sold by the Company in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

Going Concern

The report of our independent accountant in our December 31, 2004 financial statements includes an explanatory paragraph indicating that there is doubt about our ability to continue as a going concern due to recurring losses from operations and accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (b) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.

Our significant accounting policies are disclosed in Note 1 of the Notes to the December 31, 2004 Financial Statements, which are included in the December 31, 2004 Form 10-KSB.

Several of those critical accounting policies are as follows:

Proven and Probable Ore Reserves. On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the ore.

Management’s calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

In early 2003 Behre Dolbear & Company, Inc. of Denver, Colorado (“Behre Dolbear”) was contracted to do an independent technical review of our reported mine reserves at Mineral Ridge, Borealis and Contact. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by Golden Phoenix. While Behre Dolbear discussed this information and data with Golden Phoenix’s staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear believes that Golden Phoenix has reasonable basis for concluding that reserves exist at the Mineral Ridge project. The estimated reserves at the Mineral Ridge project include some proven reserves, which have not been separated from the probable reserves. For the Contact project, Behre Dolbear found that enough information exists to delineate mineralized material under the Securities and Exchange Commission terminology. They further found that further exploration and testing work may result in the delineation of copper reserves.

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

Impairment of Long-Live Assets. Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset-based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

Management’s estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.

Environment Matters. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property. Accruals are expensed when the closure of operations and environmental matters are acknowledged. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2002. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve (12) years. Now that the new permit and bond are in place the Company assumes its reclamation obligation to be $2.7 million. We anticipate that expenditures relating to these reserves will be made over the next five (5) to ten (10) years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

New Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements follows:

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25.

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

This statement (“Statement”) requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

Results of Operations

Results of Operations for the Three (3) Month Period Ended September 30, 2005 Compared to the Three (3)-Month Period Ended September 30, 2004.

The Company generated $143,767 in revenue for the three (3) months ended September 30, 2005, from the sale of precious metals, as compared to $475,893 revenue for the three (3)months ended September 30, 2004, a decrease of $332,126.

The following table describes the results of operations for the third quarter ended September 30, 2005 compared to the same period ended September 30, 2004 for selected expenses:

Description	2005	2004	Difference
Interest Expense (1)	$746,738	$46,075	$700,663
Plant Operations (2)	121,978	1,096,730	(974,752)
Metal Sales (3)	143,767	475,893	(332,126)
Exploration (4)	1,851,274	450,164	1,401,110
General & Administrative (5)	174,028	300,902	(126,874)
Salaries & Wages (6)	137,540	181,439	43,899
Investor Relations & Professional Fees (7)	44,496	31,550	12,946
Other income/expense net (8)	(23,855)	2,303	(26,158)
_____________________________

(1)	The change in the interest expense is primarily due to the interest on the William and Candida Schnack Note and a Note to the Ashdown Milling Company LLC.

(2)	The change in plant operation costs is due to operational closure of mining operations at Mineral Ridge. Heap Leach operations continued through August 2005.

(3)	Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was 179 ounces.

(4)	Exploration activity at the Ashdown Mine was required for development of the Silvia moly vain and debt allotment for a work commitment on land controlled by International Exexco.

(5)	The decrease in payroll and fringe benefits are a result of cost transfer to termination costs.

(6)	The change is due to staff reductions of mining operations.

(7)	The increase relates primarily to permitting fees.

(8)	Sale of obsolete equipment and non-repairable items.

Results of Operations for the Nine(9) Month Period Ended September 30, 2005 Compared to the Nine(9) Month Period Ended September 30, 2004.

The Company generated $719,460 in revenue for the nine (9) months ended September 30, 2005, from the sale of precious metals, as compared to $1,093,689 revenue for the nine (9) months ended September 30, 2004, a decrease of $374,229.

The following table describes the results of operations through the third quarter ended September 30, 2005 compared to the same period ended September 30, 2004 for selected expenses:

Description	2005	2004	Difference
Interest Expense (1)	$1,390,702	$115,031	$1,275,671
Plant Operations (2)	816,701	2,083,441	(1,266,740)
Metal Sales(3)	719,460	1,093,689	(374,229)
Exploration (4)	2,201,072	1,195,740	1,005,332
General & Administrative(5)	747,967	1,112,479	(364,512)
Salaries & Wages (6)	456,527	428,928	27,599
Termination Costs (7)	339,114	0	339,114
Sale of Assets	$1,4000,000	$0	$1,400,000

(1)	The change in the interest expense is primarily due to the interest on the Schnack Ashdown Milling Company LLC Notes.

(2)	The change in plant operation costs is due to operational closure of mining operations at the Mineral Ridge Mine. Heap Leach operations continued through August 2005.

(3)	Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was 179 ounces.

(4)	Exploration activity at the Ashdown Mine was required for the Silvia Decline and work commitments for International Enexco were booked.

(5)	The decrease in payroll and fringe benefits are a result of staff reductions at Company Headquarters and Mineral Ridge.

(6)	The change is due to staff increases at Corporate Headquarters including an acting CEO and an Investor Relations Manager.

(7)	Costs related to executive termination.

(8)	Sale of the Borealis mining rights.

Liquidity and Capital Resources

Since Golden Phoenix’s incorporation on June 2, 1997 and through September 30, 2005 the Company has incurred an accumulated deficit of $29,420,482.

As of September 30, 2005, the Company had $63,756 in cash and a working capital deficit of $9,264,725. A significant portion of the cash is allocated to be used for the Ashdown mine. The Company anticipates expenditures for year 2005 for general and administrative expenses to be approximately at the same quarterly levels for the remainder of the year. Exploration and holding expenditures for the remaining year are expected to include $47,000 for the Mineral Ridge gold mine, $300,000 for Ashdown exploration, zero (0) for future Nevada land holding costs and zero (0) for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

In May 2003, the Company entered into an insurance-backed financial assurance program for a surety bond, to secure the $2,700,000 million reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. There is $1,819,023 on deposit with the bonding company, plus any interest, that is available to pay those reclamation costs in the future. In addition, an additional premium in the amount of $518,541, in prior years, was paid as part of a twelve (12) year insurance policy associated with the reclamation bond which is being amortized over the life of the policy with an additional $11,300 annual premium.

During the three (3) months ended September 30, 2005, the Company’s liquidity needs were met from: (i) $3,273,000 from a financing transaction with William Schnack; (ii) $143,767 from the sale of precious metals produced from the Mineral Ridge Mine; (iii) $2,140 from rental incomes at Mineral Ridge and Sparks, Nevada; (iv) $250,000 from Notes Receivable; (v) $15,185 from deposit refunds; and (vi) $104,000 from officer loans. As of September 30, 2005, the Company had 135,416,542 shares of common stock outstanding, which it has recognized as $22,621,820 of paid in capital including cash and services. As of September 30, 2005, the Company had current assets of $952,058 compared to current liabilities of $10,216,783 resulting in a working capital deficit of $9,264,725.

During the three (3) months ended September 30, 2005, there was no exercise of warrants that converted to restricted shares of common stock. No funds were generated from this item.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $6,470,008 and $2,966,060 during the years ended December 31, 2004 and 2003, respectively, and we incurred an operating loss of $3,040,375 during the three (3) months ended September 30, 2005. As a result, we had an accumulated deficit of $29,420,482 at September 30, 2005. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mineral properties. We may not be able to successfully commercialize our mineral properties or ever become profitable.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Significant Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

The report of our independent accountant on our December 31, 2004 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations

A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended.

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

•
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

•
Metal Price Variability: The prices for gold, silver, and copper fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

•
Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

•
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

•
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

Environmental Controls Could Curtail Or Delay The Exploration And Development Of Our Mines And Impose Significant Costs On Us

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the RCRA, CERCLA and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and copper ore mining and processing. In January 2001, the Bureau of Land Management (BLM) amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation.

The impact of bonding has been significant. The estimated reclamation cost of the Mineral Ridge property increased from $1.64 million in 1996 to $2.7 million in 2003, an increase of approximately $1.06 million or sixty-five percent (65%). The increased cost was a result of reevaluation of the required reclamation, increased manpower and equipment rates, changes in administrative costs and changes with respect to how leach pads are reclaimed. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond. This addition of cash collateral for the bond has had a significant impact on our ability to bring the Mineral Ridge property into production and is beyond our original mining plan. We have satisfied all cash collateral requirements for the surety bond and the bond is in place. We now have annual premiums of approximately $11,300, decreasing annually as the surety limits decrease. We anticipate meeting this obligation from funds generated by future revenue. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease our operations.

On August 15, 2005 the Company received approval from the BLM to extract 1,000 tons of molybdenum mineralization from its Ashdown Mine for the purpose of metallurgical testing. The approval was issued by the BLM as an amendment to an existing Notice of Intent and as a result, two (2) bonds in the amounts of $45,368 and $114,000 have been posted to secure the amendment.

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

The royalty proposal ranges from a two percent (2%) royalty on "net profits" from mining claims to an eight percent (8%) royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;

•	anticipated metallurgical recoveries;

•	future mineral prices; and

•	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.

Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of ore to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site;

•	unanticipated transportation costs;

•
  government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on  exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in mineral prices; and

•	accidents, labor actions and force majeure events.

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

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

•	the identification of potential mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

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

We Are Dependent On Key Personnel, The Loss Of Either Of Them May Have An Adverse Effect

The Company is dependent on the services of certain key executives, Mr. Kenneth Ripley, Interim Chief Executive Officer, and Mr. William L. Thomas, Chief Financial Officer. The loss of either Mr. Ripley or Mr. Thomas could force us to curtail our business and operations. We currently do not have key person insurance for Mssrs. Ripley or Thomas.

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.08 and $0.55. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered. In addition, the Company reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the data of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 10, 2005 the Company was notified that American Asphalt and Grading, Inc. had delivered a summons in Nye County Nevada naming Golden Phoenix Minerals Inc. as the defendant in a complaint relating to monies owed in breach of contract stemming from mining activities at Mineral Ridge. The Company acknowledges the debt owed, and negotiations are currently proceeding to resolve this issue. The complaint has been suspended by American Asphalt and Grading, Inc. pending the outcome of these discussions. The Company acknowledged an additional debt for interest and legal charges of $45,000.

Item 2. Change In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first, second and third quarters of 2005. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one (1) year before sale. In addition, officers, directors and more than ten percent (10%) shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

First Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Shares Price Per Share
Walter Woods	Conversion of Note	290,000	$44,049	$0.15
Prudent Bear Fund	Conversion of Note	2,643,513	528,703	0.20
Michael R. Fitzsimonds	Services rendered	6,637	1,500	0.23
Jeffery Tissier	Services rendered	6,637	1,500	0.23
Ronald Parratt	Services rendered	6,637	1,500	0.23
David Caldwell	Services rendered	6,637	1,500	0.23
Steven D. Craig	Services rendered	6,637	1,500	0.23
Whitney & Whitney	Services rendered	12,142	2,518	0.21
Jon & Hazel Bambauer	Conversion of Note	178,879	17,846	0.10
Mintec	Services rendered	76,667	11,040	0.14
Whitney & Whitney	Services rendered	356,189	93,620	0.26

Total First Quarter 2005		3,590,575	$05,276	$0.20

Second Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Shares Price Per Share
David Caldwell	Services Rendered	24,563	$2,456	$0.10
Whitney & Whitney	Services Rendered	16,385	2,500	0.15
Whitney & Whitney	Services rendered	16,757	2,518	0.15
Whitney & Whitney	Services rendered	11,096	2,518	0.23
Jeffery Tissier	Services rendered	4,605	750	0.16
Michael R. Fitzsimonds	Services rendered	4,605	750	0.16
Ronald Parratt	Services rendered	10,755	1,250	0.12
David Caldwell	Services rendered	10,755	1,250	0.12
Steven D. Craig	Services rendered	10,755	1,250	0.12
Louis Mandakunis	Conversion of Note	198,000	17,851	0.09
Whitney & Whitney	Services rendered	12,919	2,518	0.19

Total Second Quarter 2005		321,195	$35,611	$0.11

Third Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Shares Price Per Share
David Caldwell	Services Rendered	6,647	$1,000	$0.16
Ronald Parratt	Services rendered	9,488	1,500	0.16
Steven D. Craig	Services rendered	9,488	1,500	0.16

Total Third Quarter 2005		25,623	$4,000	$0.16

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits:

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Bylaws	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

10.2
Mineral Ridge Mine Sale Agreement, dated October 9, 2000, by and between Thomas L. Nimsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000

10.3	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.4	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on September 11, 2003

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Reports on Form 8-K:

On September 30, 2005, Golden Phoenix filed a Form 8-K with respect to our entering into a material financing agreement with the Ashdown Milling Company LLC.

On October 20, 2005, Golden Phoenix filed a Form 8-K with respect to the resignation of Mr. Steven Craig as Director and Corporate Secretary and the appointment of Mr. Jeffery Tissier as Director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 18, 2005	By:	/s/Kenneth Ripley
Kenneth S. Ripley Acting Chief Executive Officer

:	By:	/s/ William Thomas
William Thomas Chief Financial Officer