Form 10KSB/A
period 2004-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-01-19
CIK 1042784

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

The Company

Golden Phoenix is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997. Golden Phoenix plans to produce economically valuable minerals from the mineral properties we currently control, and from mineral properties that we may acquire in the future. Our acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals located in Nevada and the Western United States.

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

We have transformed the Company from a development-stage company to a production-stage company that operates its own mines. We intend to continue to explore and develop properties. We also plan to provide joint venture opportunities to mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

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

		Compliance
Name of Regulation	Fees	Cost	Type of Compliance
Nevada Department of Environmental
Protection Water Pollution Control	$900	$4,800	Quarterly water sampling & waste rock sampling
Nevada Department of Environmental
Protection Air Quality	$1,250	$2,000	Air quality monitoring of equipment
Nevada Department of Environmental
Protection Reclamation	$—	$360,000	Reclamation
Mining Safety Health Association	$—	$5,667	Safety equipment and training
Total	$2,150	$372,467

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

Golden Phoenix Probable Reserves

Property	Probable Reserve	Grade	Reco	very	Price	Recoverable Metal*
Mineral Ridge Gold Project	2,392,000 tons	0.0758 opt	80.8%		$325/oz	156,504 oz

*Includes 10,000 ounces of gold recoverable from the existing leach pad

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

The Mineral Ridge property holds three separate economically mineable gold deposits, the Drinkwater, Mary, and Brodie. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8% process recovery. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and cost of capital (total costs) are estimated at $241.63 per ounce. The reserve was calculated using Minesight(TM) software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. In addition, there are an estimated 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2004, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $8,082,464.

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

The Ashdown mine previously produced approximately 50,000 ounces of gold from underground ores averaging about 0.35 ounces per ton. This production took place from about 1880 to 1942. More recently, four companies, including Win-Eldrich Mines, beginning in 1979 spent about $7-8 million drilling 270 core and rotary holes, performing numerous metallurgical tests, excavating an 1,880-foot tunnel for bulk molybdenum samples, and conducting several feasibility studies for potential open pit and underground mining operations. All this work identified potentially economic open-pittable gold and high-grade underground mineable molybdenum on the property. Past economic evaluations identified mineralized material of about 1.18 million tons grading 0.125 ounces per ton and, in a separate deposit, 146,000 tons grading about 2.9% molybdenum. Both deposits are open for possible expansion of the mineralized inventory and numerous step-out exploration holes have identified strong mineralization needing follow up drilling. The mineralization delineated to date is currently the subject of ongoing internal resource evaluations, and has not yet been the subject of a third party feasibility study and remains of uncertain economic potential; it therefore cannot be considered ore in any manner under SEC guidelines.

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

During the summer the Company drilled nine holes, of which three intercepted high-grade molybdenite in the Sylvia zone. The other holes found that the molybdenite had been oxidized and no molybdenite remained, or in the case of hole #4, it intercepted the water-flooded tunnel from which the high-grade material was previously extracted.

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

Recent Sales Of Unregistered Securities

The following table provides the sales of unregistered securities for the past year.

	Nature of	Shares	Value	Share Price
	Services Performed	Issued	Received	Per Share

First Quarter 2004
Warrant Exercise at $0.10		2,550,000	$255,000	$0.100
Warrant Exercise at $0.15		100,000	15,000	0.150
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	7,652	3,443	0.450
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	6,264	2,819	0.450
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	7,016	3,157	0.450
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	6,718	3,023	0.450
Total First Quarter 2004		2,677,653	$282,442	$0.105

	Nature of	Shares	Value	Share Price
	Services Performed	Issued	Received	Per Share

Second Quarter 2004
Warrant Exercise at $0.10		1,352,900	$135,290	$0.100
Warrant Exercise at $0.15		1,716,662	257,500	0.150
Directors Compensation For Board
Meetings		7,815	2,190	0.280
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	6,266	2,130	0.340
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	8,552	2,737	0.320
Total Second Quarter 2004		3,092,200	$399,847	$0.129

	Nature of	Shares	Value	Share Price
	Services Performed	Issued	Received	Per Share

Third Quarter 2004
Warrant Exercise at $0.10		350,000	$35,000	$0.100
Warrant Exercise at $0.15		3,008,333	451,250	0.150
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	11,119	2,335	0.210
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	9,526	2,000	0.210
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	9,565	2,965	0.310
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	14,487	4,201	0.290
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	11,171	3,240	0.290
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	7,502	2,176	0.290
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	7,806	2,264	0.290
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	88	26	0.290
Total Third Quarter 2004		3,429,517	$505,457	$0.147

	Nature of	Shares	Value	Share Price
	Services Performed	Issued	Received	Per Share

Fourth Quarter 2004
Warrant Exercise at $0.10		317,647	$31,765	$0.100
Warrant Exercise @ $0.15		100,000	15,000	0.150
Whitney & Whitney Consulting	Business and Financial
Services	Consulting	9,466	2,272	0.240
Total Fourth Quarter 2004		427,113	$49,037	$0.115

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

Overview

Golden Phoenix Minerals, Inc. is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine and the Ashdown gold-molybdenum project. The Company terminated its joint venture with International Enexco, Ltd. and its exploration license and option to purchase with F. W. Lewis, Inc. on December 23, 2004 at its Contact project. On January 31, 2005 the Company closed the sale of its Borealis project to Gryphon Gold Inc. for $1.4 million.

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

The following table describes the results of operations for the fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003.

Description	2004	2003	Difference

Finance Charges (1)	$121,451	$141,969	$(20,518)
Plant Operations (2)	3,289,569	296,725	2,992,844
Bad Debt (3)	0	0	0
Consultants (4)	445,374	740,526	(295,152)
Directors Fees (5)	10,000	7,500	2,500
Investor Relations (6)	78,646	103,523	(24,877)
Lease payments (7)	109,256	621,810	(512,554)
License & Permits (8)	22,381	44,404	(22,023)
Payroll (9)	752,356	796,744	(44,388)
Professional Fees (10)	149,770	412,194	(262,424)

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information as to the compensation of the Chief Executive Officer whose compensation for the year ended December 31, 2004 did not exceeded $100,000:

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation (4)	Restricted Stock Awards(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Michael	2004	$95,000	—	—	500	—	—	—
Fitzsimonds, CEO	2003	$95,000	—	—	—	—	—	—

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

Option Grants In Last Fiscal Year

	Number of	% of Total
	Securities	Granted to
	Underlying	Employees in	Exercise or
Name	Options Granted	Fiscal Year	Base Price	Expiration Date

Michael Fitzsimonds	None	0	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Options Exercised:

Shares Acquired
Name	On Exercise(#)	Value Realized

Michael R. Fitzsimonds	None	—

Options Unexercised:

	Number of Securities Underlying Unexercised Options at 12/31/03		Value of Unexercised In-the-Money Options At 12/31/03
Name	Exercisable	Unexercised	Exercisable	Unexercised

Michael R. Fitzsimonds	2,818,940	2,818,940	$539,741	$539,741

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

(6) Mr. Parratt holds options for 100,000 common shares exercisable at $0.22 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTIES

At December 31, 2004 there were no related party transactions.

	Number Of Shares	Value Of Compensation
Year	Of Common Stock	Including Cash Payments

2001	1,208,248	$120,776
2002	1,847,002	$239,268
2003	0	$0
Total	3,055,250	$360,044

The Company has paid the following amounts to Mr. Whitney for a portion of its lease obligation on the Borealis property.

	Number Of Shares
Year	Of Common Stock	Amounts Paid

2001	220,547	$20,290
2002	247,498	$31,731
2003	29,400	$5,880
Total	497,445	$57,901

Mr. Whitney has purchased either through a placement agreement or the exercise of warrants issued with the private placement the following shares.

	Number Of Shares	Amounts Paid
Year	Of Common Stock	On Exercise Of Warrants

2001	550,000	$55,000
2002	800,000	$80,000
2003	0	$0
Total	1,350,000	$135,000

The total related party transactions for Mr. Whitney and Whitney & Whitney Inc. is as follows.

	Number Of Shares
Year	Of Common Stock	Amounts Invested

2001	1,978,795	$196,066
2002	2,894,500	$350,999
2003	29,400	$5,880
Total	4,902,695	$552,935

Dr. Frank Diegman has become our largest investor over the past few years through investments in private placements in the Company. The following is a summary of the shares that have been purchased through either private placements or exercise of warrants associated with the private placements.

Number Of Shares
Year	Of Common Stock	Amounts Invested

2001	3,250,000	$275,000
2002	4,583,333	$625,000
2003	3,000,000	$300,000
Total	10,333,333	$1,200,000

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

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits:

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1	Agreement, dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Company's Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.2	Kennecott Agreement - Option to Purchase with Exploration Rights, dated September 19,1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.3	Option Agreement, dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 as filed with the SEC on November 10, 1997

10.4	Amended Supplemental Agreement, dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2A to the Company's Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.6	Mineral Lease Agreement and Option to Purchase, dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.7	Financial Consulting Agreement, dated March, 1998, by and between Market Survey's International, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, as filed with the SEC on April 27, 1998

10.8	Financial Consulting Agreement, by and between Steven Heard and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.9	Financial Consulting Agreement, by and between Jason Bahnman and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

Exhibit No.	Description	Location

10.10	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

10.11
Mineral Ridge Mine Sale Agreement, dated October9, 2000, by and between Thomas L. Minsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000

10.12	Common Stock Purchase Agreement, dated November12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company's Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003

21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company’s Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: January 18, 2006	By:	/s/ Kenneth S. Ripley
Kenneth S. Ripley
Interim Chief Executive Officer

By:	/s/ Larry A. Kitchen
Larry A. Kitchen
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Caldwell
David A. Caldwell	Director	January 18, 2006

/s/ Ronald L. Parratt
Ronald L. Parratt	Director	January 18, 2006

/s/ Jeffery Tissier
Jeffery Tissier	Director	January 18, 2006

GOLDEN PHOENIX MINERALS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2004

C O N T E N T S

ii

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

HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2005

GOLDEN PHOENIX MINERALS, INC.
Balance Sheet

ASSETS
CURRENT ASSETS

December 31,
2004

Prepaid expenses and other current assets	$117,045
Precious metals inventory	114,803
Materials and supplies inventory	16,429
Total Current Assets	248,277

PROPERTY AND EQUIPMENT (Note 1)
Land	57,599
Buildings	116,020
Vehicles	266,464
Computer equipment	107,104
Office furniture and equipment	18,221
Mining and milling equipment and rolling stock	1,380,427
Accumulated depreciation	(521,828)
Total Property and Equipment, Net	1,424,007

OTHER ASSETS
Restricted funds - reclamation obligations (Note 4)	1,848,823
Reclamation asset, net (Note 4)	1,843,698
Prepaid bond insurance premiums	406,912
Deposits	15,464
Total Other Assets	4,114,897

TOTAL ASSETS	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Balance Sheet (Continued)

December 31,
2004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$41,601
Accounts payable	1,757,459
Accrued liabilities (Note 7)	4,787,546
Current portion of long term debt (Note 9)	89,575
Capital lease obligations-current portion (Note 8)	33,929
Convertible notes payable and related accrued interest (Note 10)	779,521
Amounts due to related parties (Note 6)	369,220

Total Current Liabilities	7,858,851

LONG-TERM LIABILITIES
Reclamation obligation (Note 4)	2,352,235
Long-term debt (Note 9)	77,029
Capital lease obligations (Note 8)	7,004

Total Long-Term Liabilities	2,436,268

Total Liabilities	10,295,119

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 50,000,000 shares authorized, no
shares issued and outstanding	—
Common stock, no par value, 150,000,000 shares authorized,
119,721,984 issued and outstanding	20,684,330
Accumulated deficit	(25,192,268)

Total Stockholders' Equity (Deficit)	(4,507,938)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,787,181

The accompanying notes are an integral part of these financial statements

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations

	For the Years Ended December 31,
	2004	2003
REVENUES
Sale of precious metals	$1,560,419	$98,097

EXPENSES
Cost of mining operations	3,289,569	296,725
Exploration, mineral property leases, and minimum work commitment expenses	1,483,255	917,363
Accretion expense	133,507	118,532
General and administrative	1,862,699	1,099,717
Investor relations and professional fees	228,415	533,218
Salaries and wages	752,356	357,377
Depreciation and depletion	170,547	85,517
Total Expenses	7,920,348	3,408,449

LOSS FROM OPERATIONS	(6,359,929)	(3,310,352)

OTHER INCOME (EXPENSE)
Interest income	428	20,955
Interest expense	(121,451)	(141,969)
Loss on extinguishment of debt	—	—
Realized gain on available-for-sale securities	—	1,290
Loss on impairment of investments	—	—
Sale of interest in mineral property	—	125,000
Precious metal by-product sales net of related costs	—	(369,266)
Other income, net	10,944	14,454
Total Other Income (Expense)	(110,079)	(349,536)

LOSS BEFORE INCOME TAXES	$(6,470,008)	$(3,659,888)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations (Continued)

	For the Years Ended December 31,
	2004	2003

LOSS BEFORE INCOME TAXES	$(6,470,008)	$(3,659,888)

INCOME TAXES	—	—

LOSS BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(6,470,008)	(3,659,888)

Cumulative effect of change in accounting principle, net of no income taxes	—	693,828

NET LOSS	$(6,470,008)	$(2,966,060)

BASIC LOSS PER SHARE

Basic loss per share	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	108,928,872	89,435,621

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Shares
	Shares	Amount	Shares	Amount	Stock Subscription Receivable	Deferred Costs	Accumulated Deficit

Balance, December 31,
2002	--	$--	76,881,842	$13,248,089	$(490,457)	$(300,000)	$(15,756,200)
Issuance of common stock
for services	--	--	743,674	269,073	--	--	--
Issuance of common stock
for cash	--	--	4,911,305	1,760,000	--	--	--
Issuance of common stock
for exploration and
property costs	--	--	253,800	58,827	--	--	--
Issuance of common stock
for warrants exercised	--	--	14,940,839	1,563,413	(60,000)	--	--
Issuance of common stock
pursuant to a
consulting agreement	--	--	1,500,000	525,000	--	(525,000)	--
Issuance of common stock
for directors fees	--	--	46,830	16,560	--	--	--
Issuance for common
stock for software
maintenance and
extinguishments of debt	--	--	55,180	22,072	--	--	--
Cash received on stock
subscription receivable	--	--	--	--	376,430	--	--

Balance Forward	--	$--	99,333,470	$17,463,034	$(174,027)	$(825,000)	$(15,756,200)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock		Common Shares
	Shares	Amount	Shares	Amount	Stock Subscription Receivable	Deferred Costs	Accumulated Deficit

Balance Forward	--	$--	99,333,470	$17,463,034	$(174,027)	$(825,000)	$(15,756,200)
Cash received on stock
subscriptions receivable	--	--	--	--	174,027	--	--
Amortization of deferred
costs	--	--	--	--	--	233,750	--
Stock offering costs	--	--	--	(175,825)	--	--	--
Net loss for the year
ended, December 31, 2003	--	--	--	--	--	--	(2,966,060)

Balance, December 31, 2003	--	$--	99,333,470	$17,287,209	$--	$(591,250)	$(18,722,260)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders' Equity (Deficit) (Continued)

	Preferred Stock		Common Shares
	Shares	Amount	Shares	Amount	Stock Subscription Receivable	Deferred Costs	Accumulated Deficit
Balance December 31, 2003	--	$--	99,333,470	$17,287,209	$--	$(591,250)	$(18,722,260)
Issuance of common
stock for warrants
exercised	--	--	9,728,884	1,230,805	--	--	--
Issuance of common
stock for cash	--	--	10,528,587	2,410,341	--	--	--
Issuance of common
stock for directors
fees	--	--	7,815	2,190	--	--	--
Issuance for common
stock for services -	--	123,228	38,785	--	--	--
Amortization of
deferred costs	--	--	--	--	--	306,250	--
Stock offering costs	--	--	--	(285,000)	--	285,000	--
Net loss for the year
ended, December 31, 2004	--	--	--	--	--	--	(6,470,008)

Balance, December 31, 2004	--	$--	119,721,984	$20,684,330	$--	$--	$(25,192,268)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,470,008)	$(2,966,060)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	70,547	85,517
Accretion expense	133,507	118,532
Cumulative effect of change in accounting principles	--	(693,828)
Common stock issued for services	40,975	285,634
Common stock issued for exploration and property costs	--	80,899
Amortization of deferred costs	306,250	218,750
Changes in operating assets and liabilities:
(Increase) in accounts and other receivables	1,500	(1,500)
(Increase) in prepaid expenses and other current assets	87,346	(568,869)
(Increase) in inventories	80,229	(211,461)
(Increase) in reclamation asset	--	(1,200,196)
(Increase) decrease in restricted cash	(29,924)	2,918
(Increase) in deposits	5,570	(5,423)
Increase (decrease)in accounts payable	1,498,311	(125,990)
Increase in accrued liabilities	765,129	725,850
Increase in reclamation obligation	--	1,200,196
Net Cash Used by Operating Activities	(3,410,568)	(3,055,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(582,041)	(100,583)
Net Cash Used by Investing Activities	$(582,041)	$(100,583)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	$41,601	$--
Principal payments on capital lease obligations	(36,912)	(45,388)
Payments on notes payable and long-term debt	(93,784)	(31,394)
Proceeds from notes payable and long-term debt	33,296	--
Cash receipts on stock subscription receivable	--	410,457
Proceeds from exercise of options and warrants	1,195,805	1,496,412
Proceeds from the conversion of preferred stock	--	--
Stock offering costs	--	(20,825)
Net proceeds from sale of common stock	2,410,341	1,760,000

Net Cash Provided by Financing Activities	3,550,347	3,569,262

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(442,262)	413,648

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR	442,262	28,614

CASH AND CASH EQUIVALENTS AT END OF YEAR	$--	$442,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$7,848	$14,948
Cash Paid for Income Taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$40,975	$285,634
Common stock issued for exploration and property costs	$--	$80,899
Debt applied for the exercise of stock options and warrants	$--	$7,000
	$--	$--

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended December 31,
	2004	2003

Net loss per share from operations:

Numerator - net loss	$(6,470,008)	$(2,966,060)

Denominator - weighted average shares outstanding	108,923,872	89,435,621

Basic loss per share	$(0.06)	$(0.03)

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

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
NOL Carryover	$7,644,580	$5,071,800
Accrued Expenses	233,615	233,700
Depreciation	282,095
Deferred tax liabilities:
Depreciation	—	(48,900)
Valuation allowance	(8,160,290)	(5,256,600)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003

Book loss	$(2,523,300)	$(1,151,240)
Accrued compensation	—	(1,255)
Depreciation	—	(27,520)
Other	1,385	1,120
Stock for services/options expense	18,775	142,950
Valuation allowance	2,503,140	1,035,945
Net tax provision	$—	$—

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

The Company has determined, with the assistance of independent and qualified consultants, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable ore reserves. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8% process recovery. There are an additional 10,000 recoverable ounces estimated to be on the leach pad. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and cost of capital (total costs) are estimated at $241.63 per ounce. As of December 31, 2004, the operations at the Mineral Ridge Mine had been winter idled.

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

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 4 - RECLAMATION ASSET AND OBLIGATION (Continued)

The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2004:

Reclamation obligation (asset retirement obligation)
as reported at December 31, 2003	$2,218,728
Impact of adopting SFAS No. 143	—
Accretion expense:
Revision in reclamation cost estimates	—
Accretion expense - January 1, 2004 through
December 31, 2004	133,507
Reclamation obligation at December 31, 2004	$2,352,235

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

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at
December 31, 2004:
Contact Property lease payable (Note 11)	$1,764,807
Contact Property minimum work commitment payable (Note 11)	2,420,643
Officers accrued salaries and deferred compensation	506,144
Accrued payroll and related expenses	92,872
Accrued interest	3,080
$4,787,546
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
secured partially by certain computer equipment	$11,361

Capital lease payable to CIT Financial Services, dated August 21, 2001, payable at $1,409 per month, including interest imputed at 20.48% per annum, maturity
August 5, 2005, secured partially by certain computer equipment	10,455

Capital lease payable to Heller Financial Leasing, dated July 5, 2001, payable at $1,195 per month, including interest imputed at 18.9% per annum, maturity
July 5, 2006, secured by certain computer equipment	19,117
Total	40,933

Less: Current Portion	33,929

Long-term portion	$7,004

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

Year Ended December 31,

2005	$36,528
2006	7,173
2007	—
2008	—
2009 and thereafter	—

Total future minimum lease payments	43,701

Less: Amount representing interest	2,768

Present value of future minimum lease payments	$40,933

The Company recorded depreciation expense of $6,372 and $6,372 for the years ended December 31, 2004 and 2003 for equipment under capital leases.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 9 - LONG TERM DEBT

Long term debt consisted of the following at December 31, 2004:

Note payable to GMAC, dated November 17, 2000, payable at $672 per month including interest at 3.9% per
annum through December, 2004, secured by a 2001 GMC Sierra truck	$2,999

Note payable to GMAC, dated November 17, 2000, payable at $672 per month including interest at 3.9% per
annum through December, 2004, secured by a 2001 GMC Sierra truck	2,999

Note payable to GMAC, dated November 17, 2000, payable at $599 per month including interest at 3.9% per
annum through December, 2004, secured by a 2001 GMC Sierra truck	2,677

Note payable to GMAC, dated November 17, 2000, payable at $598 per month including interest at 3.9% per
annum through December, 2004, secured by a 2000 GMC Sierra truck	2,671

Note payable to Arcadia Financial Ltd., dated August 12, 2003, payable at $468 per month including
interest at 12% per annum through February 2008, secured by a 1999 Chevrolet truck	14,702

Note payable to Komatsu Financial, dated December 10, 2003, payable at $1,798 per month through December
2006 with no interest, secured by a Komatsu crawler dozer	44,946

Note payable to an individual, dated August 28, 2001, payable upon demand, including interest at 15% per
annum, unsecured	37,540

Note payable to GMAC, dated May 11, 2004, payable at $558 per month with no interest, through May 2009,
secured by a 2004 GMC Sierra truck	29,580

Note payable to GMAC, dated May 11, 2004, payable at $538 per month with no interest, through May 2009,
secured by a 2004 GMC Sierra truck	28,490

Total	166,604

Less: Current portion of long term debt	89,575

Total Long-term debt	$77,029

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 9 - LONG TERM DEBT

Maturities on long term debt are as follows:

Year Ended December 31,

2005	$89,575
2006	39,309
2007	18,316
2008	13,926
2009 and thereafter	5,478

Total	$166,604

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

Year Ended December 31,

2005	$79,170
2006	82,110
2007	84,210
2008	86,730
2009	89,250
2010	91,770
2011	54,360

Total	$567,600

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

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreement - Mary Mining Company, Inc. (Continued)

Royalty
Percentage
Price of Gold per Troy Ounce	Rate

Less than or equal to $300 U.S.	2.5%
Greater than $300, but less than or equal to $325	3%
Greater than $325, but less than or equal to $350	3.5%
Greater than $350, but less than or equal to $375	4%
Greater than $375, but less than or equal to $400	4.5%
Greater than $400, but less than or equal to $500	5%
Greater than $500, but less than or equal to $600	5.5%
Greater than $600, but less than or equal to $800	6%
Greater than $800, but less than or equal to $1,000	7%
Greater than $1,000	8%

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
	December 31,
	2004	2003
Net loss:
As reported	$(6,470,008)	$(2,966,060)
Pro forma	$(6,470,008)	$(3,548,427)

Basic income (loss) per share:
As reported	$(0.06)	$(0.03)
Pro forma	$(0.06)	$(0.04)

	Outstanding				Exercisable
Exercises Prices	Number Outstanding at12/31/04	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise price
0.44	38,267	2.50		0.44	38,267	$0.44
0.15	2,465,715	(a	)	$0.15	2,465,715	$0.15
0.20	1,701,000	0.25		0.20	1,701,000	0.20
0.37	2,064,000	2.50		0.37	2,064,000	0.37
$0.24	6,268,982	2.40		$0.24	6,268,982	$0.24

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
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 14 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of December 31, 2004 and changes during the year is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2003	12,618,236	$0.13

Granted
Canceled / Expired	(990,333)	0.12
Exercised	(10,352,551)	0.13

Outstanding, December 31, 2004	1,275,352	$0.24

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2004:

Expiration Date	Price	Number

2006	0.20	350,000
2006	0.25	925,352

		1,275,352

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