Form 10QSB/A
period 2005-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-01-19
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 0-22905

GOLDEN PHOENIX MINERALS, INC.

(Exact Name of Registrant as specified in its charter)

Minnesota	41-1878178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1675 East Prater Way, Suite 102, Sparks, Nevada	89434
(Address of Principal Executive Offices)	(Zip Code)

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

GOLDEN PHOENIX MINERALS, INC.

AMENDMENT NO. 1 TO
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.
MARCH 31, 2005 AND DECEMBER 31, 2004
Balance Sheets

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$42,648	$—
Receivables	1,001,084	—
Prepaid expenses	83,266	117,045
Precious metals inventory	161,449	114,803
Materials and supplies inventory	21,036	16,429
Total Current Assets	1,309,483	248,277

PROPERTY AND EQUIPMENT
Land	57,599	57,599
Buildings	116,020	116,020
Vehicles	266,464	266,464
Computer equipment	107,696	107,104
Office furniture and equipment	18,221	18,221
Mining equipment and rolling stock	1,380,499	1,380,427
Accumulated depreciation	(561,456)	(521,828)
Total Property and Equipment, Net	1,385,043	1,424,007

OTHER ASSETS
Restricted funds - reclamation obligations	1,849,001	1,848,823
Reclamation asset, net	1,839,756	1,843,698
Prepaid bond insurance premiums	396,109	406,912
Deposits	16,051	15,464
Total Other Assets	4,100,917	4,114,897
TOTAL ASSETS	$6,795,443	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES
Bank Overdraft	$—	$41,601
Accounts payable	1,268,930	1,757,459
Accrued liabilities	4,763,112	4,787,546
Current portion of long term debt	79,500	89,575
Capital lease obligations-current portion	30,174	33,929
Convertible notes payable and related accrued interest	365,996	779,521
Amounts due to related parties	297,053	369,220
Total Current Liabilities	6,804,765	7,858,851

LONG-TERM LIABILITIES
Reclamation obligation	2,384,035	2,352,235
Long-term debt	66,663	77,029
Capital lease obligations	3,826	7,004
Total Long-Term Liabilities	2,454,524	2,436,268
Total Liabilities	9,259,289	10,295,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 200,000,000 shares authorized, 132,667,419 and 119,721,984 issued and Outstanding, respectively	22,285,551	20,684,330
Accumulated deficit	(24,749,397)	(25,192,268)
Total Stockholders' Equity (Deficit)	(2,463,846)	(4,507,938)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,795,443	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES
Sale of precious metals	$169,048	$240,988

EXPENSES
Cost of mining operations	504,187	489,087
Exploration, mineral property leases, and minimum work commitment expenses	138,272	452,481
Accretion expense	31,800	31,800
General and administrative	300,837	418,678
Investor relations and professional fees	33,043	66,577
Salaries and wages	58,752	127,149
Depreciation and depletion	43,569	31,087
Total Expenses	1,110,460	1,616,859
LOSS FROM OPERATIONS	(941,412)	(1,375,871)
OTHER INCOME (EXPENSE)
Interest income	178	303
Interest expense	(37,420)	(35,089)
Other income net	21,526	4,339
Gain on sale of asset	1,400,000	—
Total Other Income (Expense)	1,384,283	(30,447)
INCOME/(LOSS) BEFORE INCOME TAXES	$442,871	$(1,406,318)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations (Continued)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

INCOME/(LOSS) BEFORE INCOME TAXES	$442,871	$(1,406,318)

INCOME TAXES	—	—
NET INCOME/(LOSS)	$442,871	$(1,406,318)

BASIC AND FULLY DILUTED INCOME/(LOSS) PER SHARE
Basic	$0.00	$(0.01)
Fully Diluted	$0.00	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	128,664,985	101,770,641
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	135,943,774	101,770,641

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders' Equity (Deficit)

			Stock
	Common Shares		Subscription	Deferred	Accumulated
	Shares	Amount	Receivable	Costs	Deficit
Balance, December 31, 2003	99,333,470	$17,287,209	$—	$(591,250)	$(18,722,260)
Issuance of common stock for services	123,228	38,785	—	—	—
Issuance of common stock for cash	10,528,587	2,410,341	—	—	—
Issuance of common stock for warrants exercised	9,728,8849	1,230,805	—	—	—
Issuance of common stock for directors fees	7,815	2,190	—	—	—
Amortization of deferred costs	—	—	—	306,250	—
Stock offering costs	—	(285,000)	—	285,000	—
Net loss for year ending December 31, 2004	—	—	—	—	(6,470,008)
Balance December 31, 2004	119,721,984	20,684,330	—	—	(25,192,268)
Issuance of common stock for Convertible notes exercised (unaudited)	3,112,392	590,598	—	—	—
Issuance of common stock for cash (unaudited)	9,354,860	895,945	—	—	—
Issuance of common stock for services (unaudited)	478,183	114,678	—	—	—
Stock offering costs (unaudited)	—	—	—	—	—
Net Gain for the quarter ended, March 31, 2005 (unaudited)	—	—	—	—	442,871
Balance, March 31, 2005 (unaudited)	132,667,419	$22,285,551	$—	$—	$(24,749,397)

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$442,871	$(1,406,318)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Depreciation and depletion	43,569	31,087
Accretion expense	31,800	31,800
Common stock issued for services	590,598	10,471
Common stock issued for exploration and property costs	114,978	58,827
Amortization of deferred costs	—	131,250
Changes in operating assets and liabilities:
(Increase) decrease in accounts and other receivables	(1,000,863)	1,000
(Increase) in receivables - related party	3,224	(1,749)
Decrease in prepaid expenses	34,000	35,655
Decrease in inventories	(40,790)	5,778
(Increase) Decrease in reclamation asset	3,942	—
(Increase) decrease in restricted cash	(178)	—
Decrease in deposits	(58)	5,323
(Increase) Decrease in accounts payable	488,530	(44,044)
(Increase) Decrease in accrued liabilities	(24,434)	145,529
(Increase) Decrease in reclamation obligation	—	—
Net Cash Used by Operating Activities	687,189	(995,391)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(167,030)	(208,127)
Net Cash Used by Investing Activities	$(167,030)	$(208,127)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows (Continued)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Overdraft of accounts	$(41,601)	$—
Principal payments on capital lease obligations	(25,730)	(9,464)
Payments on notes payable and long-term debt	69,767	(12,478)
Principal and interest payments on convertible notes	(479,947)	—
Proceeds from exercise of options and warrants	—	270,000
Net proceeds from sale of common stock	—	901,513
Net Cash Provided by Financing Activities	(477,511)	1,149,571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,648	(53,947)

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR	—	442,262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,648	$388,315
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$37,420	$35,089
Cash Paid for Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$590,598	$10,471
Common stock issued for exploration and property costs	$114,978	$58,827
Debt applied for the exercise of stock options and Warrants	$—	$—

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

	March 31,
	2005	2004
Net Income/(Loss):
As reported	$442,871	$(1,406,318)
Pro forma	$443,107	$(1,417,798)

Basic Income/(Loss) per share:
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.01)

Diluted Income/(Loss) per share:
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.01)

A summary of the status of the Company's stock option plans as of March 31, 2005 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2004	6,268,982	$0.24

Granted	1,300,000	0.15
Cancelled/Expired	1,565,545	0.20
Exercised	—	—
Outstanding, March 31, 2005	6,003,437	$0.23
Exercisable, March 31, 2005	6,003,437	$0.23

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
March 31, 2005 and December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS (Continued)

	Outstanding				Exercisable
		Weighted
		Average		Weighted		Weighted
	Number	Remaining		Average	Number	A verage
	Outstanding	Contractual		Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/05	Life		Price	at 3/31/05	Price
$ 0.15	2,465,715	(a	)	$0.15	2,465,715	$0.15
0.20	140,000	1.00		0.20	140,000	0.20
0.37	2,064,000	3.43		0.37	2,064,000	0.37
0.15	1,300,000	5.85		0.15	1,300,000	0.15
0.44	33,722	3.43		0.44	33,722	0.44
$ 0.15 - 0.44	6,003,437	2.75		$0.23	6,003,437	$0.23

(a)	The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

NOTE 4 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of March 31, 2005 and changes during the year is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2004	1,275,352	$0.24

Granted	—	—
Canceled / Expired	—	—
Exercised	—	—
Outstanding, March 31, 2005	1,275,352	$0.24

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
March 31, 2005 and December 31, 2004

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2005:

Expiration Date	Price	Number
2006	$0.250	925,352
2006	0.200	350,000
		1,275,352

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

Overview

Golden Phoenix Minerals, Inc. ("Golden Phoenix" or the "Company") is a mineral-exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the operating Mineral Ridge gold mine and the Ashdown gold-molybdenum project. The Company terminated its joint venture with International Enexco, Ltd. and its exploration license and option to purchase with F. W. Lewis, Inc. on December 23, 2004 at its Contact project. On January 31, 2005, the Company closed the sale of its Borealis project to Gryphon Gold Inc. for $1.4 million.

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

The Mineral Ridge property holds three separate economically mineable gold deposits, the Drinkwater, Mary, and Brodie. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8 percent process recovery. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and cost of capital (total costs) are estimated at $241.63 per ounce. The reserve was calculated using Minesight™ software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. In addition, there are an estimated 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2004, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $8,082,464.

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

Description	2005	2004	Difference
Interest Expense (1)	$37,420	$35,089	$(2,331)
Plant Operations (2)	1,110,460	1,616,859	(506,339)
Metal Sales (3)	169,048	240,988	(71,940)
Exploration (4)	138,272	452,481	(314,209)
General & Administrative (5)	300,837	418,678	(118,078)
Salaries & Wages (6)	58,752	127,149	(68,397)
Investor Relations & Professional Fees (7)	33,043	66,577	(33,534)
Sale of Assets	$1,4000,000	0	$1,400,000

(1)	The change in the interest expense is primarily due to the interest on the Ashdown Mill purchase.
(2)	The change in plant operation costs is due to operational closure of mining operations at the Mineral Ridge Mine. Heap Leach operations continue for the recovery of metals.
(3)	Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was in excess of 300 ounces.
(4)	Exploration activity at the Ashdown Mine was required for permitting of the project, no other mines are involved.
(5)	The decrease in payroll and fringe benefits are a result of staff reductions at Company Headquarters.
(6)	The change is due to staff reductions at the mining group for Mineral Ridge Mine.
(7)	The decrease relates primarily to reduced legal and permitting fees excluding Ashdown.
(8)	Sale of the Borealis mining rights.

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

				Shares Price Per
First Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Share
Walter Woods	Conversion of Note	290,000	$44,049	0.15
Prudent Bear Fund	Conversion of Note	2,643,513	528,703	0.20
Michael R. Fitzsimonds	Services rendered	6,637	1,500	0.23
Jeffery Tissier	Services rendered	6,637	1,500	0.23
Ronald Parratt	Services rendered	6,637	1,500	0.23
David Caldwell	Services rendered	6,637	1,500	0.23
Steven D. Craig	Services rendered	6,637	1,500	0.23
Whitney & Whitney	Services rendered	12,142	2,518	0.21
Jon & Hazel Bambauer	Conversion of Note	178,879	17,846	0.10
Mintec	Services rendered	76,667	11,040	0.14
Whitney & Whitney	Services rendered	356,189	93,620	0.26
Total First Quarter 2005		3,590,575	705,276	$0.20

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1	Agreement, dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.2	Kennecott Agreement - Option to Purchase with Exploration Rights, dated September 19,1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.3	Option Agreement, dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 as filed with the SEC on November 10, 1997

10.4	Amended Supplemental Agreement, dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2A to the Company's Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.6	Mineral Lease Agreement and Option to Purchase, dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.7	Financial Consulting Agreement, dated March, 1998, by and between Market Survey's International, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, as filed with the SEC on April 27, 1998

Exhibit No.	Description	Location

10.8	Financial Consulting Agreement, by and between Steven Heard and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.9	Financial Consulting Agreement, by and between Jason Bahnman and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.10	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

10.11
Mineral Ridge Mine Sale Agreement, dated October 9, 2000, by and between Thomas L. Nimsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000

10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company's Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on September 11, 2003

21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company's Annual Report on

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b)	Reports on Form 8-K:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: January 18, 2006	By:	/s/ KENNETH S. RIPLEY

Name: Kenneth S. Ripley Title: Interim Chief Executive Officer

By:	/s/ LARRY A. KITCHEN

Name: Larry A. Kitchen Title: Principal Financial Officer