Form 10QSB/A
period 2005-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-01-19
CIK 1042784

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

GOLDEN PHOENIX MINERALS, INC.

AMENDMENT NO. 1 TO
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.
JUNE 30, 2005 AND DECEMBER 31, 2004
Balance Sheets

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$47,943	$—
Other receivables	752,673	—
Prepaid expenses	48,079	117,045
Current portion prepaid bond cost	43,211	43,211
Precious metals inventory	120,214	114,803
Materials and supplies inventory	27,909	16,429
Total Current Assets	1,040,029	291,488

PROPERTY AND EQUIPMENT
Land	57,599	57,599
Buildings	119,922	116,020
Vehicles	266,464	266,464
Computer equipment	107,696	107,104
Office furniture and equipment	18,221	18,221
Mining equipment and rolling stock	1,353,456	1,380,427
Accumulated depreciation	(639,900)	(521,828)
Total Property and Equipment, Net	1,283,458	1,424,007

OTHER ASSETS
Restricted funds - reclamation obligations	2,000,222	1,848,823
Reclamation asset, net	1,829,593	1,843,698
Prepaid bond insurance premiums	385,306	363,701
Deposits	38,622	15,464
Total Other Assets	4,253,743	4,071,686
TOTAL ASSETS	$6,577,230	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES
Bank Overdraft	$—	$41,601
Accounts payable	1,228,660	1,757,459
Accrued liabilities	4,675,269	4,784,466
Current portion of termination costs	139,094	—
Current portion of long term debt	916,592	89,575
Capital lease obligations-current portion	19,434	33,929
Convertible notes payable	225,048	455,000
Accrued Interest for notes and debt	172,176	404,311
Amounts due to related parties	210,000	292,510
Total Current Liabilities	7,586,273	7,858,851

LONG-TERM LIABILITIES
Reclamation obligation	2,422,219	2,352,235
Long-term debt	58,937	77,029
Capital lease obligations	569	7,004
Long Term Termination Costs	543,766	—
Total Long-Term Liabilities	3,025,491	2,436,268
Total Liabilities	10,611,764	10,295,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 200,000,000 shares authorized, 133,054,035 and 119,721,984 issued and Outstanding, respectively	22,396,075	20,684,330
Expenses prepaid with warrants	(50,502)	—
Accumulated deficit	(26,380,107)	(25,192,268)
Total Stockholders' Equity (Deficit)	(4,034,534)	(4,507,938)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,577,230	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
REVENUES
Sale of precious metals	$406,645	$376,808	$575,693	$617,796

EXPENSES
Cost of mining operations	190,536	497,624	694,723	986,711
Exploration, mineral property leases, and minimum work commitment expenses	211,526	170,262	349,798	622,740
Accretion expense	38,184	32,717	69,984	64,520
General and administrative	273,102	392,899	573,939	811,577
Investor relations and professional fees	39,238	89,684	72,281	156,261
Salaries and wages	260,235	120,393	318,987	247,542
Depreciation and depletion	41,150	39,348	84,719	70,435
Employee termination expense	335,114	—	335,114	—
Total Expenses	1,389,085	1,342,927	2,499,545	2,959,786
LOSS FROM OPERATIONS	(982,440)	(966,119)	(1,923,852)	(2,341,990)

OTHER EXPENSE
Interest income	391	125	569	428
Interest expense	(606,543)	(33,867)	(643,964)	(68,956)
Other income/expense net	5,338	1,768	26,864	6,107
Gain on sale of asset	—	—	1,400,000	—
Loss on impairment of assets	(47,456)	—	(47,456)	—
Total Other Income (Expense)	(648,270)	(31,974)	736,013	(62,421)
LOSS BEFORE INCOME TAXES	$(1,630,710)	$(998,093)	$(1,187,839)	$(2,404,411)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
LOSS BEFORE INCOME TAXES	$(1,630,710)	$(998,093)	$(1,187,839)	$(2,404,411)
INCOME TAXES	—	—	—	—
NET LOSS	$(1,630,710)	$(998,093)	$(1,187,839)	$(2,404,411)
BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	132,323,648	106,153,037	132,323,648	103,961,839

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders' Equity (Deficit)

			Expenses
	Common Shares		Prepaid with	Deferred	Accumulated
	Shares	Amount	Warrants	Costs	Deficit
Balance, December 31, 2003	99,333,470	$17,287,209	$—	$(591,250)	$(18,722,260)

Issuance of common stock For services	123,228	38,785	—	—	—
Issuance of common stock for cash	10,528,587	2,410,341	—	—	—
Issuance of common stock for warrants exercised	9,728,884	1,230,805	—	—	—
Issuance of common stock for directors fees	7,815	2,190	—	—	—
Amortization of deferred costs	—	—	—	306,250	—
Stock offering costs	—	(285,000)	—	285,000	—
Net loss for year ending December 31, 2004	—	—	—	—	(6,470,008)
Balance December 31, 2004	119,721,984	20,684,330	—	—	(25,192,268)

Issuance of common stock for Convertible notes exercised (unaudited)	3,310,392	608,449	—	—	—
Issuance of common stock for cash (unaudited)	9,354,860	895,945	—	—	—
Issuance of common stock for services (unaudited)	666,799	142,420	—	—	—
Expenses prepaid with warrants	—	64,931	(64,931)	—	—
Amortization of expenses prepaid with warrants	—	—	14,429	—	—
Net loss for the six months ended, June 30, 2005 (unaudited)	—	—	—	—	(1,187,839)
Balance, June 30, 2005 (unaudited)	133,054,035	$22,396,075	$(50,502)	$—	$(26,380,107)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,187,839)	$(2,404,411)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	70,616	70,435
Amortization of prepaid warrants	14,429	—
Accretion expense	69,984	64,520
Common stock issued for services	142,420	17,602
Impairment of property and equipment	26,972	—
Loss on impairment of assets	47,456	—
Amortization of deferred costs	—	262,500
Gain on sale of asset	(1,400,000)	—
Changes in operating assets and liabilities:	—	1,000
(Increase) in accounts and other receivables	(2,673)	—
Decrease in prepaid expenses	47,361	58,948
(Increase) in inventories	(16,891)	(138,715)
Decrease in reclamation asset	14,105	—
(Increase) in mineral property acquisition and development costs	—	(122,836)
(Increase) in assets under construction and repair	—	(86,505)
(Increase) in restricted cash	(151,399)	(124)
(Increase) Decrease in deposits	(23,158)	5,323
Increase (Decrease) in accounts payable	(528,797)	144,129
Increase (Decrease) in accrued liabilities	(77,883)	382,342
Increase in termination accruals	682,860	—
Increase in cost of financing	560,000	—
(Decrease) in amounts due related parties	(59,876)	—
Net Cash Used by Operating Activities	(1,772,313)	(1,745,792)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of mineral property	650,000	—
Purchase of property and equipment	(4,495)	(220,025)
Net Cash Used by Investing Activities	$645,505	$(220,025)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	$(20,930)	$(23,023)
Bank overdraft	(41,601)	—
Proceeds from note payable	480,000	33,296
Payments on notes payable and long-term debt	(38,663)	(31,498)
Cash receipts on stock subscription receivable/payable	—	125,500
Principal payments on convertible notes	(100,000)	—
Proceeds from exercise of options and warrants	—	662,790
Net proceeds from sale of common stock	895,945	960,340
Net Cash Provided by Financing Activities	1,174,751	1,727,405
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,493	(238,412)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	442,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,943	$203,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$—	$8,066
Cash Paid for Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$142,420	$17,602
Debt applied for the exercise of stock options and Warrants	$—	$35,000
Common stock issued for convertible note debt	$608,449	$—

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

	June 30,
	2005	2004
Net Loss:
As reported	$(1,187,839)	$(1,406,318)
Pro forma	$(1,187,839)	$(1,417,798)

Basic Income Loss per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

A summary of the status of the Company's stock option plans as of June 30, 2005 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2004	6,268,982	$0.24

Granted	1,300,000	0.15
Cancelled/Expired	(1,581,306)	0.20
Exercised	—	—
Outstanding, June 30, 2005	5,987,676	$0.23
Exercisable, June 30, 2005	5,987,676	$0.23

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
June 30, 2005 and December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS (Continued)

	Outstanding				Exercisable
		Weighted
		Average		Weighted		Weighted
	Number	Remaining		Average	Number	Average
	Outstanding	Contractual		Exercise	Exercisable	Exercise
Exercise Prices	at 6/30/05	Life		Price	at 6/30/05	Price
$ 0.15	2,465,715	(a	)	$0.15	2,465,715	$0.15
0.20	140,000	0.02		0.20	140,000	0.20
0.37	2,064,000	2.24		0.37	2,064,000	0.37
0.15	1,300,000	4.56		0.15	1,300,000	0.15
0.44	17,961	3.56		0.44	17,961	0.44
$ 0.15 - 0.44	5,987,676	2.75		$0.23	5,987,676	$0.23

(a)	The term of these options is from the grant date until six months after all loans, advances or other debts due to employees granted these options have been paid in full.

NOTE 4 - OUTSTANDING STOCK WARRANTS

A summary of the status of the Company's stock warrants as of June 30, 2005 and changes during the year is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2004	1,275,352	$0.24

Granted	1,000,000	0.14
Canceled / Expired	—	—
Exercised	—	—
Outstanding, June 30, 2005	2,275,352	$0.19

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

The Mineral Ridge property holds three separate economically mineable gold deposits, the Drinkwater, Mary, and Brodie. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8 percent process recovery. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and cost of capital (total costs) are estimated at $241.63 per ounce. The reserve was calculated using Minesight™ software and has been reviewed by Behre Dolbear & Company, Inc., an outside consultant. In addition, there are an estimated 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2004, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $8,082,464

On April 16, 2002, the Company announced that it had posted a $1.8 million interim reclamation bond for its Mineral Ridge mine as previously required by the Bureau of Land Management (BLM) and the Nevada Department of Environmental Protection (NDEP). The Company was required to increase the bond to a total of $3.18 million in order to resume cyanide leaching and to commence mining. On July 11, 2002, the Company submitted a new Operating Plan and Reclamation Plan to NDEP, recalculating the amounts required for the reclamation bond to approximately $2.7 million. Responses to the agencies questions were resubmitted in February 2003 and the Company received the final reclamation permit on May 8, 2003 from NDEP and approval from BLM on May 19, 2003. On June 23, 2003, the Company filed a $2.7 million reclamation bond with the Bureau of Land management. The Company used an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado and underwritten by AIG Environmental to acquire the bond.

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

Description	2005	2004	Difference
Interest Expense (1)	$606,543	$33,867	572,676
Plant Operations (2)	647,326	966,119	(318,793)
Metal Sales (3)	406,645	376,808	28,837
Exploration (4)	211,526	170,262	(41,264)
General & Administrative (5)	273,102	392,899	(119,797)
Salaries & Wages (6)	260,235	120,393	139,842
Investor Relations & Professional Fees (7)	39,238	89,684	(50,446)
Other income/expense net (8)	(315,347)	1,768	(317,115)

(1)	The change in the interest expense is primarily due to the interest on the William and Candida Schnack Note.
(2)	The change in plant operation costs is due to operational closure of mining operations at the Mineral Ridge Mine. Heap Leach operations continue for the recovery of metals.
(3)	Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was in excess of 300 ounces.
(4)	Exploration activity at the Ashdown Mine was required for permitting of the project, no other mines are involved.
(5)	The decrease in payroll and fringe benefits are a result of staff reductions.
(6)	The change is due to staff increases at Corporate Headquarters, to include an acting CEO and Investor Relations Manager.
(7)	The decrease relates primarily to reduced permitting fees.
(8)	Severance liability due to terminated employees.

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

Description	2005	2004	Difference
Interest Expense (1)	$643,963	$68,956	$575,005
Plant Operations (2)	732,907	1,832,014	(1,099,107)
Metal Sales (3)	575,693	617,796	(42,103)
Exploration (4)	349,798	622,473	(272,945)
General & Administrative (5)	573,939	821,577	(247,638)
Salaries & Wages (6)	318,987	247,542	71,445
Investor Relations & Professional Fees (7)	72,281	156,261	(83,980)
Sale of Assets	$1,400,000	0	$1,400,000

(1)	The change in the interest expense is primarily due to the interest on the William and Candida Schnack Note.
(2)	The change in plant operation costs is due to operational closure of mining operations at the Mineral Ridge Mine. Heap Leach operations continue for the recovery of metals.
(3)	Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was in excess of 300 ounces.
(4)	Exploration activity at the Ashdown Mine was required for permitting of the project, no other mines are involved.
(5)	The decrease in payroll and fringe benefits are a result of staff reductions at Company Headquarters.
(6)	The change is due to staff increases at Corporate Headquarters, to include an acting CEO and Investor Relations Manager.
(7)	The decrease relates primarily to reduced permitting fees.
(8)	Sale of the Borealis mining rights.

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

				Shares Price Per
First Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Share
Walter Woods	Conversion of Note	290,000	$44,049	0.15
Prudent Bear Fund	Conversion of Note	2,643,513	528,703	0.20
Michael R. Fitzsimonds	Services rendered	6,637	1,500	0.23
Jeffery Tissier	Services rendered	6,637	1,500	0.23
Ronald Parratt	Services rendered	6,637	1,500	0.23
David Caldwell	Services rendered	6,637	1,500	0.23
Steven D. Craig	Services rendered	6,637	1,500	0.23
Whitney & Whitney	Services rendered	12,142	2,518	0.21
Jon & Hazel Bambauer	Conversion of Note	178,879	17,846	0.10
Mintec	Services rendered	76,667	11,040	0.14
Whitney & Whitney	Services rendered	356,189	93,620	0.26
Total First Quarter 2005		3,590,575	705,276	$0.20

				Shares Price Per
Second Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Share
David Caldwell	Services Rendered	24,563	$2,456	0.10
Whitney & Whitney	Services Rendered	16,385	2,500	0.15
Whitney & Whitney	Services rendered	16,757	2,518	0.15
Whitney & Whitney	Services rendered	11,096	2,518	0.23
Jeffery Tissier	Services rendered	4,605	750.	0.16
Michael R. Fitzsimonds	Services rendered	4,605	750	0.16
Ronald Parratt	Services rendered	10,755	1,250	0.12
David Caldwell	Services rendered	10,755	1,250	0.12
Steven D. Craig	Services rendered	10,755	1,250	0.12
Louis Mandakunis	Conversion of Note	198,000	17,851	0.09
Whitney & Whitney	Services rendered	12,919	2,518	0.19
Total Second Quarter 2005		321,195	$35,611	$0.11

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