Form 10QSB/A
period 2005-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-01-19
CIK 1042784

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

(1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and

(2)	has been subject to such filing requirements for the past 90 days. Yes x No o

As of November 14, 2005, there were 136,180,087 outstanding shares of the issuer’s common stock.

GOLDEN PHOENIX MINERALS, INC.

AMENDMENT NO. 1 TO
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$63,756	$—
Other receivables	502,109	—
Prepaid expenses	250,696	117,045
Current portion prepaid bond cost	43,212	43,211
Precious metals inventory	80,760	114,803
Materials and supplies inventory	11,525	16,429
Total Current Assets	952,058	291,488

PROPERTY AND EQUIPMENT

Land	57,599	57,599
Buildings	119,922	116,020
Vehicles	266,464	266,464
Computer equipment	109,332	107,104
Office furniture and equipment	18,221	18,221
Mining equipment and rolling stock	1,367,159	1,380,427
Accumulated depreciation	(682,713)	(521,828)
Total Property and Equipment, Net	1,255,984	1,424,007

OTHER ASSETS

Restricted funds - reclamation obligations	2,008,121	1,848,823
Reclamation asset, net	1,827,911	1,843,698
Prepaid bond insurance premiums	374,503	363,701
Deposits	35,871	15,464
Total Other Assets	4,246,406	4,071,686
TOTAL ASSETS	$6,454,448	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES

Bank Overdraft	$—	$41,601
Accounts payable	1,143,584	1,757,459
Accrued liabilities	6,262,664	4,784,466
Common stock payable	34,000	—
Current portion of termination costs	120,827	—
Notes payable and current portion of long term debt	1,959,020	89,575
Current portion of capital lease obligations	16,675	33,929
Convertible notes payable	348,531	455,000
Accrued interest for notes and debt	16,339	3,080
Accrued interest for convertible notes payable	69,485	324,521
Amounts due to related parties	165,048	292,510
Accrued interest due to related parties	80,610	76,710
Total Current Liabilities	10,216,783	7,858,851

LONG-TERM LIABILITIES
Reclamation obligation	2,459,656	2,352,235
Long-term debt	48,382	77,029
Capital lease obligations	1,408	7,004
Long term termination costs	526,881	—
Total Long-Term Liabilities	3,036,327	2,436,268
Total Liabilities	13,253,110	10,295,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, 200,000,000 shares authorized, 135,416,542 and 119,721,984 issued and outstanding, respectively	22,621,820	20,684,330
Accumulated deficit	(29,420,482)	(25,192,268)
Total Stockholders’ Equity (Deficit)	(6,798,662)	(4,507,938)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,454,448	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Operations
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
	2005	2004	2005	2004
REVENUES

Sale of precious metals	$143,767	$475,893	$719,460	$1,093,689

EXPENSES
Cost of mining operations	121,978	1,096,730	816,701	2,083,441
Exploration, mineral property leases, and minimum work commitment expenses	1,851,274	450,164	2,201,072	1,195,740
Accretion expense	37,437	53,542	107,421	118,062
General and administrative	174,028	300,902	747,967	1,112,479
Investor relations and professional fees	44,102	31,550	116,383	187,811
Salaries and wages	137,540	181,439	456,527	428,981
Depreciation and depletion	44,496	48,971	129,215	119,406
Employee termination expense	4,800	—	339,914	—
Total Expenses	2,415,655	2,163,298	4,915,200	5,245,920
LOSS FROM OPERATIONS	(2,271,888)	(1,687,405)	(4,195,740)	(4,152,231)

OTHER INCOME/(EXPENSE)

Interest income	2,106	—	2,675	428
Interest expense	(746,738)	(46,075)	(1,390,702)	(115,031)
Other income/expense net	(23,855)	2,303	3,009	8,410
Gain on sale of asset	—	—	1,400,000	—
Loss on impairment of assets	—	—	(47,456)	—
Total Other Income (Expense)	(768,487)	(43,772)	(32,474)	(106,193)
LOSS BEFORE INCOME TAXES	$(3,040,375)	$(1,173,177)	$(4,228,214)	$(4,258,424)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Operations (Continued)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

LOSS BEFORE INCOME TAXES	$(3,040,375)	$(1,731,177)	$(4,228,214)	$(4,258,424)
INCOME TAXES	—	—	—	—
NET LOSS	$(3,040,375)	$(1,731,177)	$(4,228,214)	$(4,258,424)
BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	135,038,324	110,274,443	133,217,168	105,312,658

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

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,228,214)	$(4,258,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	129,215	99,064
Amortization of prepaid warrants	22,545	—
Accretion expense	107,421	118,062
Common stock issued for services	346,420	36,828
Impairment of property and equipment	26,972	—
Loss on impairment of assets	47,456	—
Amortization of deferred costs	—	306,250
Gain on sale of asset	(1,400,000)	—
Changes in operating assets and liabilities:
(Increase) in accounts and other receivables	(2,109)	(2,406)
(Increase) decrease in prepaid expenses	(144,454)	23,893
(Increase) decrease in inventories	38,947	32,492
(Increase) in assets under construction and repair	—	(149,783)
(Increase) in restricted cash	(159,299)	(29,924)
(Increase) decrease in deposits	(20,407)	5,323
Increase (decrease) in accounts payable	(613,875)	412,814
Increase in accrued liabilities	1,507,625	705,174
Increase in common stock payable	34,000	—
Increase in termination accruals	647,708	—
Increase in cost of financing	1,255,039	—
(Decrease) in amounts due related parties	(55,974)	—
Net Cash Used by Operating Activities	(2,460,984)	(2,700,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,834)	(329,996)
Proceeds from sale of mineral property	900,000	—
Net Cash Provided (Used) by Investing Activities	$880,166	$(329,996)

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

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS (Continued)

	September 30,
Net Income/(Loss):	2005	2004
As reported	$(4,228,214)	$(4,258,424)
Pro forma	$(4,315,981)	$(4,269,904)

Basic Income/(Loss) per share:
As reported	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.04)

A summary of the status of the Company’s stock option plans as of September 30, 2005 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2004	6,268,982	$0.24

Granted	1,300,000	0.15
Cancelled/Expired	(1,729,892)	0.20
Exercised	(22,600)	0.15
Outstanding, September 30, 2005	5,816,490	$0.23
Exercisable, September 30, 2005	5,816,490	$0.23

	Outstanding				Exercisable
		Weighted
		Average		Weighted		Weighted
	Number	Remaining		Average	Number	Average
	Outstanding	Contractual		Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/05	Life		Price	at 9/30/05	Price
$0.15	2,465,715	(a	)	$0.15	2,465,715	$0.15
0.37	2,064,000	1.99		0.37	2,064,000	0.37
0.15	1,300,000	4.31		0.15	1,300,000	0.15
0.44	9,375	0.27		0.44	9,375	0.44
$0.15 - 0.44	5,816,490	2.75		$0.23	5,816,490	$0.23

(a)	The term of these options is from the grant date until six (6) months after all loans, advances or other debts due to employees granted these options have been paid in full.

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

On September 26, 2005, the Company entered into a loan agreement with the Ashdown Milling Company LLC. , a company of which Mr. Kenneth Ripley, acting Chief Executive Officer, and Mr. Rob Martin, Director of Corporate Development, are both members . The financing program is structured as a production payment purchase agreement. It provides a minimum purchase amount of $800,000 to be paid to Golden Phoenix in accordance with a timetable linked to construction milestones for the Ashdown mill; at the request of the Company and the discretion of the lender, a maximum of $1,500,000 may be borrowed under this program. For every dollar of production payment that is purchased, the Company has agreed to issue one (1) share of common stock and one (1) common stock purchase warrant. Each warrant is exercisable at $0.20 for a period of three (3) years. The Ashdown Milling Company will receive twenty percent (20%) of the Company’s share of concentrate sales until the royalty received equals, but does not exceed the production payment purchase price plus one hundred forty percent (140%).

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

Overview

Golden Phoenix Minerals, Inc. (“Golden Phoenix” or the “Company”) is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, copper, and other strategic minerals that are located in Nevada. Presently our primary mining property asset is the Mineral Ridge gold mine and the Ashdown gold-molybdenum project. The Company terminated its joint venture with International Enexco, Ltd. and its exploration license and option to purchase with F.W. Lewis, Inc. on December 23, 2004 at its Contact project. On January 31, 2005 the Company closed the sale of its Borealis project to Gryphon Gold Inc. for $1.4 million.

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

On January 12 , 2005, Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the winter idling of the Mineral Ridge gold mine. Mining and crushing operations have been suspended for the time being and employees who conducted this work have been furloughed. Leaching operations continued to extract gold from the leach pad through August, 2005. The operation is now on temporary full idle, and is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. Employees trained to maintain the facilities have been retained. They will also ensure site security, environmental compliance and safety protocols . Due to cessation of leaching in August 2005 at Mineral Ridge, the overall operation will incur minimum expenses until recapitalization as a milling operation is approved by the Board.

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

On June 10, 2005, the Company was provided written notice that Win-Eldrich Mines Ltd. planned to remove a 1,400-ton stockpile of mineralized material mined by a previous operator and that it considered personal property not subject to the joint venture. The material had been stored on site for twenty three (23) years and had been identified by the BLM as an item for reclamation. It is the opinion of the Company that the material is subject to the letter of intent to joint venture (“LOI”) dated February 5, 2004. The Company agreed to the removal of the material while reserving its rights under the LOI to share in the proceeds generated from the stockpile. The stockpile was removed over a five (5) week period which commenced in June 2005, and the Company intends to resolve this matter with Win-Eldrich at a later date.

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

Several of those critical accounting policies are as follows:

Proven and Probable Ore Reserves . On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the ore.

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

Depreciation and Depletion . Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.

Impairment of Long-Live Assets . Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset-based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

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

Environment Matters . When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property. Accruals are expensed when the closure of operations and environmental matters are acknowledged. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The following table describes the results of operations through the third quarter ended September 30, 2005 compared to the same period ended September 30, 2004 for selected expenses:

Description	2005	2004	Difference
Interest Expense (1)	$1,390,702	$115,031	$1,275,671
Plant Operations (2)	816,701	2,083,441	(1,266,740)
Metal Sales (3)	719,460	1,093,689	(374,229)
Exploration (4)	2,201,072	1,195,740	1,005,332
General & Administrative (5)	747,967	1,112,479	(364,512)
Salaries & Wages (6)	456,527	428,928	27,599
Termination Costs (7)	339,114	0	339,114
Sale of Assets	$1,4000,000	$0	$1,400,000

(1)	The change in the interest expense is primarily due to the interest on the Schnack Ashdown Milling Company LLC Notes.
(2)	The change in plant operation costs is due to operational closure of mining operations at the Mineral Ridge Mine. Heap Leach operations continued through August 2005.
(3)	Recording of sales for gold and silver do not include inventories on hand of refined metals. Inventory of gold at refineries was 179 ounces.
(4)	Exploration activity at the Ashdown Mine was required for the Silvia Decline and work commitments for International Enexco were booked.
(5)	The decrease in payroll and fringe benefits are a result of staff reductions at Company Headquarters and Mineral Ridge.
(6)	The change is due to staff increases at Corporate Headquarters including an acting CEO and an Investor Relations Manager.
(7)	Costs related to executive termination.
(8)	Sale of the Borealis mining rights.

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

During the three (3) months ended September 30, 2005, the Company’s liquidity needs were met from: (i) $327,300 from a financing transaction with William Schnack; (ii) $143,767 from the sale of precious metals produced from the Mineral Ridge Mine; (iii) $2,140 from rental incomes at Mineral Ridge and Sparks, Nevada; (iv) $250,000 from Notes Receivable; (v) $15,185 from deposit refunds; and (vi) $104,000 from officer loans. As of September 30, 2005, the Company had 135,416,542 shares of common stock outstanding, which it has recognized as $22,621,820 of paid in capital including cash and services. As of September 30, 2005, the Company had current assets of $952,058 compared to current liabilities of $10,216,783 resulting in a working capital deficit of $9,264,725.

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

Es timates Of Mineral Reserves And Of Mineralized Material Are Inherently Forward-Looking Statements, Subject To Error, Which Could Force Us To Curtail Or Cease Our Business Operations

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

▪
Geologic Uncertainty and Inherent Variability : Although the estimated reserves and additional mineralized material have been delineated with appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

▪
Metal Price Variability : The prices for gold, silver, and copper fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

▪
Fuel Price Variability : The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

▪
Variations in Mining and Processing Parameters : The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. The mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations, which would force us to curtail or cease our business operations.

▪
Changes in Environmental and Mining Laws and Regulations : Golden Phoenix believes that it currently complies with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and additional changes may occur in the future.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

▪	estimation of reserves;
▪	anticipated metallurgical recoveries;
▪	future mineral prices; and
▪	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.

Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

▪	unanticipated changes in grade and tonnage of ore to be mined and processed;
▪	unanticipated adverse geotechnical conditions;
▪	incorrect data on which engineering assumptions are made;
▪	costs of constructing and operating a mine in a specific environment;
▪	availability and cost of processing and refining facilities;
▪	availability of economic sources of power;
▪	adequacy of water supply;
▪	adequate access to the site;
▪	unanticipated transportation costs;
▪
government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

▪	fluctuations in mineral prices; and
▪	accidents, labor actions and force majeure events.

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

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

▪	the identification of potential mineralization based on superficial analysis;
▪	the quality of our management and our geological and technical expertise; and
▪	the capital available for exploration and development.

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

First Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Shares Price Per Share
Walter Woods	Conversion of Note	290,000	$44,049	$0.15
Prudent Bear Fund	Conversion of Note	2,643,513	528,703	0.20
Michael R. Fitzsimonds	Services rendered	6,637	1,500	0.23
Jeffery Tissier	Services rendered	6,637	1,500	0.23
Ronald Parratt	Services rendered	6,637	1,500	0.23
David Caldwell	Services rendered	6,637	1,500	0.23
Steven D. Craig	Services rendered	6,637	1,500	0.23
Whitney & Whitney	Services rendered	12,142	2,518	0.21
Jon & Hazel Bambauer	Conversion of Note	178,879	17,846	0.10
Mintec	Services rendered	76,667	11,040	0.14
Whitney & Whitney	Services rendered	356,189	93,620	0.26
Total First Quarter 2005		3,590,575	$705,276	$0.20

Second Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Shares Price Per Share
David Caldwell	Services Rendered	24,563	$2,456	$0.10
Whitney & Whitney	Services Rendered	16,385	2,500	0.15
Whitney & Whitney	Services rendered	16,757	2,518	0.15
Whitney & Whitney	Services rendered	11,096	2,518	0.23
Jeffery Tissier	Services rendered	4,605	750	0.16
Michael R. Fitzsimonds	Services rendered	4,605	750	0.16
Ronald Parratt	Services rendered	10,755	1,250	0.12
David Caldwell	Services rendered	10,755	1,250	0.12
Steven D. Craig	Services rendered	10,755	1,250	0.12
Louis Mandakunis	Conversion of Note	198,000	17,851	0.09
Whitney & Whitney	Services rendered	12,919	2,518	0.19
Total Second Quarter 2005		321,195	$35,611	$0.11

Third Quarter 2005	Nature of Issuance	Shares Issued	Value Received	Shares Price Per Share
David Caldwell	Services Rendered	6,647	$1,000	$0.16
Ronald Parratt	Services rendered	9,488	1,500	0.16
Steven D. Craig	Services rendered	9,488	1,500	0.16
Total Third Quarter 2005		25,623	$4,000	$0.16

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