Form 10KSB
period 2005-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-04-17
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-22905
GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1878178

(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1675 East Prater Way, Suite 102, Sparks, Nevada	89434

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (775) 853-4919
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
(Title of Class)
Check whether this issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Check whether the issuer has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) __________
State issuer’s revenue for its most recent fiscal year. $746,040
As of March 15, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54.2 million based on the closing sale price as reported on the Nasdaq Electronic Bulletin Board.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2006

Common Stock, no par value per share	136,999,087 shares

PART I
ITEM 1. BUSINESS
General Description Of Business
Forward-Looking Statements and Associated Risks. This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.
The Company
Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997. Golden Phoenix plans to produce economically valuable minerals from the properties we currently control, and from mineral properties that we may acquire in the future. Our acquisition emphasis is focused on properties containing molybdenum, gold, and other strategic minerals located in Nevada and the Western United States, but we may evaluate and potentially acquire properties that appear to have exceptional value anywhere in the world.
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
Golden Phoenix has transformed from an exploration and development based group into a production stage company, and we intend to profitably operate our own mines. We also intend to continue to explore and develop properties. We also plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.
Golden Phoenix has at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits, which we are maintaining and amending include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit”, “Air Quality Permit”, “Water Quality Permit”, “Industrial Artificial Pond Permit”, and several other health and safety permits. These permits are subject to amendment or renewal during our operations. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, currently we have no reason to believe that necessary permits will not be issued in due course. The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when initiated and could be material.
Competition And Gold Price
The mining industry has historically been intensely competitive. However, over the last ten (10) years imposition of numerous regulatory requirements and claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineralized ground to become open for location and acquisition. The increasing price of gold since 2002, has led to a number of companies to begin once again to aggressively acquire claims and properties.
Capital Equipment
In the next twelve (12) months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and process/leach facilities. These items include underground hauling machines and mockers and various surface equipment including front-end loaders, forklifts, and small haul trucks. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000. We anticipate funding these capital equipment expenditures with funds we receive from any molybdenum or gold production revenues we may generate or from debt and equity financing. All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.
Mining Properties And Projects
The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government still owns the surface estate even though the subsurface can be owned through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.
The following describes the existing mining projects found in Nevada that are owned or controlled by the Company. Our primary and most important mining assets are the Ashdown molybdenum gold project and the Mineral Ridge gold project. The reserve base for Mineral Ridge is detailed in the table below.

Golden Phoenix Probable Reserves

Property	Probable Reserve	Grade	Recovery	Price	Recoverable Metal*
Mineral Ridge Gold Project	2,392,000 tons	0.0758 opt	80.8%	$325/oz	156,504 oz

*	Includes 10,000 ounces of gold recoverable from the existing leach pad.
Ashdown currently has no Securities and Exchange Commission (“SEC”) compliant reserves, but is expected to go into production in 2006. The Company will be working toward placing Ashdown into profitable production and establishing a mineable reserve base during 2006.
Mineral Ridge Gold Mine, Esmeralda County, Nevada
The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada (“Mineral Ridge”). The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site by way of the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6.
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
The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie, as outlined in an independent third party feasibility study. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8% process recovery. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and cost of capital (total costs) are estimated at $241.63 per ounce. The reserve was calculated using MinesightTM software and a feasibility study was completed by Behre Dolbear & Company, Inc., an outside consultant (“Behre Dolbear”), in May of 2003. In addition, there are an estimated 10,000 recoverable ounces of gold contained in the leach pad that remain to be recovered by cyanide leaching. The property holds further mineral potential with identified targets potentially containing additional gold mineralization. As of December 31, 2005, total expenditures, excluding acquisition costs, on the Mineral Ridge property have been $9,293,404.
In 2001, Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the company to hold the Mineral Ridge property while other permitting was underway. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve (12) years. It also allows us the flexibility to increase our bond in the future as we move into Phase II of our operations at Mineral Ridge. Operations began once the bond was in place, and these included adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.

The total value of the gold sales over five (5) year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, milling costs, reclamation costs, and operating expenses is estimated to be $36 million and capital costs of $6 million. The net cash flow, including royalties and federal income taxes, is estimated to be $12 million. As of December 31, 2005, the Mineral Ridge property has sold 6819.10 ounces of gold and 4216.05 ounces of silver since acquisition by the Company, for a net value to the Company of $2,879,056.
We have temporarily idled the Mineral Ridge mine pending a re-engineering study designed to maximize gold recoveries through the addition of a milling and vat leach circuit. We intend to commence further exploration of numerous targets and development of identified economic mineralization at the Mineral Ridge Project in 2006. It is expected that this work will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.
Land And Royalties
The Mineral Ridge property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres. We also control three (3) private land parcels, which are located outside the main mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over some springs. These private lands total about 430 acres. The total combined acreage controlled by Golden Phoenix is equal to approximately 6.78 square miles.
We are obligated to honor two (2) prior royalty agreements. The first is to Mary Mining Company, which includes annual advanced royalty payments of $60,000, and a sliding-scale production royalty based on gold price divided by 100 in $50 increments. The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims. This agreement includes a 1.0% sliding-scale production royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.
Recent Mine And Property Ownership And Discussion Of Past Results
Modern exploration, development and mining interest in the Mineral Ridge District commenced in the mid-1970s when Sunshine Mining Company, Homestead Mining Company, and Zephyr Resources became involved in exploring for low-grade ores that could be mined economically through open pit mining. In the early 1980s, a number of companies conducted geologic investigations and exploration programs on the Mary and Drinkwater claims at Mineral Ridge including Houston Oil and Minerals, Occidental Minerals and the Sunshine Mining Company. During this same period Sunshine Mining Company and FMC Gold Co. conducted exploration programs on the Oromonte claims.
Cornucopia Resources Ltd., the prior owner of Mineral Ridge (“Cornucopia”), initially built the Mineral Ridge facilities that Golden Phoenix took over in 2000. In July 1993, Cornucopia entered into a mining lease on the Mary and Drinkwater claims with the Mary Mining Trust. In May 1995, Cornucopia entered into an option agreement with BUSA on the Oromonte claims, which generally cover the land on top of the ridge where the crusher is now located. Commencing in July 1993, Cornucopia conducted extensive exploration and development programs on the Mineral Ridge Property. In February 1996, Behre Dolbear performed a feasibility study for Cornucopia that was positive and stressed two (2) main risks: (i) grade control during mining and (ii) maintaining the permeability of the heaps by agglomerating with sufficient cement.
We believe that Cornucopia failed in 1997 because of delivery of a lower than planned grades to the leach pad, slower than planned recovery of the gold that was delivered to the leach pads, periodic water shortages due to the one well and inadequate storage capacity, falling gold prices, and a lack of working capital to cover the lag in gold recovery from the heaps.
In 1998 the property was transferred to Vista Gold Corp. (“Vista”), whose general operating plan included increased placement of ore on the pads, albeit at a somewhat lower grade, and mining with large equipment (to keep mining costs low), which Vista had available at their Hycroft Mine. The new operations by Vista also ran somewhat less than a year, and also failed at the end of 1999, reportedly from a combination of excessive dilution of the ore, the use of insufficient cement for agglomeration causing poor heap permeability and thus slow gold recovery, a ten (10) year low for gold prices, a lack of working capital to buy time to fix the operating problems, the large number of personnel on the payroll for the size of the operation, and a lack of available cash to service the large construction debt to the bank, which was assumed from Cornucopia’s transfer of the property to Vista.
In January 2000 Mineral Ridge Resources, a subsidiary of Vista, filed for Chapter 11 bankruptcy. A trustee of the court maintained the property until Golden Phoenix acquired the ownership of the mine on November 8, 2000.
Discussion on Golden Phoenix Minerals Operational Results
On July 29, 2003, Golden Phoenix announced that it had begun Phase 1 operations at its Mineral Ridge gold mine in Esmeralda County, Nevada. On January 12, 2005, after 17 months of mining, the Company announced its decision to temporarily idle the mining portion of the operation as part of a comprehensive restructuring of all mining operations. Golden Phoenix was never able to fully implement the recommendations as per the Behre Dolbear report.
The Company placed the Mineral Ridge mine into the leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. All mining and crushing operations are suspended at this time and employees who conducted this work have been furloughed. Employees trained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They also ensure site security, environmental compliance and safety protocols. The idling is designed to redeploy manpower and resources, improve cash flow Company wide, and accelerate the development of the high-yield mine assets at Ashdown. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade deposits.
Ashdown Project, Humboldt County, Nevada
The Ashdown molybdenum-gold project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada (“Ashdown”). The property is controlled by 101 unpatented mining claims covering about 3.2-square miles. Access to the property is gained by following paved State Route 140 west for 10 miles from Denio Junction, and turning left onto a dirt road that leads to the southeast about three miles to the property.
Golden Phoenix acquired its rights on the property through signing a Joint Venture Agreement with Win-Eldrich Mines (“Win-Eldrich”) on February 5, 2004. Golden Phoenix can earn an undivided vested 60% interest in the project in either of two ways: (i) by placing the project into profitable production using a small mill, or (ii) spending $5 million toward development of the project before February 5, 2008. Upon signing a Letter of Intent, Golden Phoenix paid Win-Eldrich $50,000. In addition, beginning in three (3) months after the signing, the agreement obligates the Company to pay $5,000 per month until a cash distribution through profitable production is achieved. Golden Phoenix is in the final stages of completing a full operating agreement with Win-Eldrich and is current with all obligations under the terms of the Joint Venture Agreement of February 5, 2004.
The Ashdown mine previously produced approximately 50,000 ounces of gold from underground mines averaging about 0.35 ounces per ton. This production took place from about 1880 to 1942. Beginning in 1979, four companies, including Win-Eldrich, spent about $7-8 million drilling 270 core and rotary holes, performing numerous metallurgical tests, excavating an 1,880-foot tunnel for bulk molybdenum samples, and conducting several feasibility studies for potential open pit and underground mining operations. All this work identified potentially economic open-pittable gold and high-grade underground mineable molybdenum on the property. Past economic evaluations identified mineralized material of about 1.18 million tons grading 0.125 ounces per ton and, in a separate deposit, 146,000 tons grading about 2.9% molybdenum. Both deposits are open for possible expansion of the mineralized inventory and numerous step-out exploration holes have identified strong mineralization needing follow up drilling. The mineralization delineated to date is currently the subject of ongoing internal resource evaluations, and has not yet been the subject of a third party feasibility study and remains of uncertain economic potential; it therefore cannot be considered ore in any manner under SEC guidelines.

Golden Phoenix has started the permitting process for a small mill, designed to run about 100 tons per day. The mill equipment and building have been erected on a leased parcel of private ground two (2) miles from the mine, and were +90% complete as at December 31, 2005. During the summer of 2005, the Company drilled nine holes, of which three (3) intercepted high-grade molybdenite in the Sylvia zone.
The Ashdown operation is designed as a standard flotation mill that will produce molybdenum sulfide concentrates. The Company has a Long Term Agreement in place with Derek Raphael & Company Limited (“DRC”), under which these concentrates will be sold FOB mine site. The terms of the DRC contract are re-negotiated on an annual basis to adjust the roasting discounts and other applicable fees as market conditions require.
By the end of the 2005, permit applications were being reviewed by the agencies and included the final versions of the Environmental Assessment and the Plan of Operations. Other permit applications to allow for expansion of the operation are planned once the Plan of Operations (“POO”) is approved to the Bureau of Land Management and full-scale mining operations are underway. It is anticipated that final approvals will be received in 2006. In the interim, the Company has been operating under a Notice of Intent that allows it to access and extract up to 1000 tons of supposedly mineralized material for bulk testing. The development work required to access this material will be utilized for the mining operation once the POO is approved.
Borealis Project, Mineral County, Nevada
At December 31, 2005, Golden Phoenix had received $1,150,000 of a total $1,400,000 agreed to under a purchase contract signed with Borealis Mining Company (“Borealis Mining”), a subsidiary of Gryphon Gold Corporation (“Gryphon Gold”) on January 31, 2005. On January 31, 2006, the Company took receipt of the final payment for the Borealis property and retains no further interest in the assets or liabilities associated with the property.
Contact Project, Elko County, Nevada
The Company retains 100% ownership of six (6) unpatented mining claims over a portion of the Banner Zone deposit above the highest-grade drill hole in the area. The remaining lands were returned to International Enexco Ltd. (“Enexco”) and F.W. Lewis Inc. (“Lewis”) on December 23, 2004 upon termination of its Joint Venture Agreement with Enexco dated as of January 28, 1998 (the “Enexco Agreement”) and its Exploration License and Option to Purchase with Lewis dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”). In prior periods, the Company recorded $5,680,439 (see Note 7) for prior work commitments, stock obligations and property payments related to these agreements. The Company is currently in negotiation with the parties to resolve these outstanding obligations, and anticipates a positive outcome due to provisions in these agreements that the Company believes substantially limits the recovery of these obligations after the agreements have been terminated by the Company. However, the ultimate resolution cannot be determined at this time.
Alaskan Royalties
Golden Phoenix owns a one-percent (1%) net smelter return royalty on the following properties located in Alaska. We are not required to perform any work or make any payments for these royalties:
1.	Glory Creek. This property is 100% controlled by Great American Mineral Exploration, Inc. (“GAME”). It is located in the Bonnifield mining district, about 60 miles south of Fairbanks. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work. We do not know if and when a discovery of gold mineralization will be made.

2.	Uncle Sam. This property is 100% controlled by GAME. The property is located in the Richardson Gold District, about 60 miles southeast of Fairbanks. Their work has defined a strongly anomalous gold zone that requires drilling for the next phase of work. We do not know if and when a discovery of gold mineralization will be made.

Fusion Capital Transaction
On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of our common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. Golden Phoenix issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.
Staffing
Corporate Office
We have a staffing level of five (5) key professionals to perform management, accounting and permitting functions. We intend to employ independent contractors to fulfill short-term needs and obligations.
Mineral Ridge Mine
At the Mineral Ridge mine we have two (2) employees overseeing security during the idle phase. It is anticipated that more employees will be added at the Mineral Ridge operation in the next twelve (12) months as the operations at the mine are started back up.
Ashdown Project
The Company currently has eleven (11) employees at the Ashdown molybdenum gold project overseen by our Manager of Mines. Current plans for conversion from development to full-scale operations are anticipated in the first half of 2006, and with this there will be the need for additional underground miners and mill workers.
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
We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future
We have yet to establish any history of profitable operations. We have incurred annual operating losses of $5,942,463 and $6,470,008 during the years ended December 31, 2005 and 2004 respectively. As a result, at December 31, 2005, we had an accumulated deficit of $31,134,731. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005, 2004 and 2003 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2005, we have generated losses from operations, had an accumulated deficit of $31,134,731 and had a working capital deficit of $10,763,816 at December 31, 2005, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2005.
The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations
A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay annual holding fees of $133.50 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable. Because mining claims are self- initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim’s validity is challenged. However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than those of Golden Phoenix. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged. Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No title insurance is available for mining. In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.
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
•	Metal Price Variability: The prices for molybdenum, gold, and silver fluctuate in response to many factors beyond anyone’s ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

•	Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the mining prices obtained from mining contractors but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

•	Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper grade control is employed and that proper steps are taken to ensure that the leaching and milling operations are executed as planned. The mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations, which would force us to curtail or cease our business operations.

•	Changes in Environmental and Mining Laws and Regulations: Golden Phoenix believes that it currently complies with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and additional changes may occur in the future.
Environmental Controls Could Curtail Or Delay Exploration And Development Of Our Mines And Impose Significant Costs On Us
We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including molybdenum and gold mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation. The impact of bonding the Mineral Ridge mine has been significant. The estimated and agreed-upon reclamation cost for the Mineral Ridge property increased from $1.64 million in 1996 to $2.7 million in 2003, an increase of approximately $1.06 million or 65%. This increase was not a result of changes in the required work to be completed, but rather it was a result of changes in the administrative costs of the reclamation and changes with respect to how leach pads and tailing dams are reclaimed. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue the surety bond. This addition of cash collateral for the bond has had a significant impact on our ability to bring the Mineral Ridge property into production. We have satisfied the initial cash collateral requirement for the surety bond and the bond is in place. We had two remaining payments for the bond, totaling approximately $337,000, and paid in March 2004, with annual premiums thereafter of approximately $11,300, decreasing annually as the surety limits decrease. The remaining two bond payments have been paid. We anticipate meeting these future obligations from funds generated by any future revenue, our financing from Fusion Capital or through a possible payment plan set up with the insurance company. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease operations.
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
Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us
During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law, which governs mining claims and related activities on federal lands. In 1992, a federal holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. This fee was increased to $125 per claim in 2005 ($133.50 total with the accompanying County fees included). Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the sitting United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements.
The royalty proposal ranges from a two percent royalty on “net profits” from mining claims to an eight percent royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.
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
Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:
•	estimation of reserves;

•	anticipated metallurgical recoveries;

•	future molybdenum and gold prices; and

•	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.
Any of the following events, among others, could affect the profitability or economic feasibility of a project:
•	unanticipated changes in grade and tonnage of material to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site;

•	unanticipated transportation costs;

•	government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in metal prices; and

•	accidents, labor actions and force majeure events.
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
Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive
Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:
•	The identification of potential economic mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.
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
The Price Of Molybdenum and Gold are Highly Volatile And A Decrease In The Price Of Molybdenum or Gold Can Have A Material Adverse Effect On Our Business
The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.
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
The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital
The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.56 and $0.09. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.
Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock
Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.
ITEM 2. PROPERTIES
Our principal executive office consists of 7,000 square feet located at 1675 East Prater Way, Suite 102, Sparks, Nevada 89434. The principal offices are leased from WDCI, Inc in Sparks Nevada. The lease has a seven (7) year term and is renewable. We consider our existing facilities to be adequate for our foreseeable needs.
ITEM 3. LEGAL PROCEEDINGS
On September 30, 2005 American Asphalt and Grading, Inc. initiated an action against the Company the Fifth Judicial District Court of the State of Nevada in and for the County of Nye. the Summons and Complaint names Golden Phoenix Minerals Inc. as the defendant in a breach of contract action. American Asphalt and Grading, Inc. has a mechanics lien for work performed on the Company’s Mineral Ridge property. The amount of the claim is approximately $297,413 plus attorney’s fees and costs. On October 18, 2005, the parties have agreed to stay the proceedings while they continue to negotiate a settlement acceptable to all parties. Negotiations are currently proceeding and the ultimate resolution cannot be determined at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock has been publicly traded since August 6, 1997. The securities are traded on the over-the-counter market, and quoted on the Nasdaq Electronic Bulletin Board (“Bulletin Board”) under the symbol “GPXM.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2004	High	Low
First Quarter	$0.40	$0.36
Second Quarter	$0.32	$0.28
Third Quarter	$0.29	$0.26
Fourth Quarter	$0.25	$0.22

Year 2005	High	Low
First Quarter	$0.22	$0.09
Second Quarter	$0.26	$0.10
Third Quarter	$0.21	$0.12
Fourth Quarter	$0.22	$0.13
On December 31, 2005, the closing price of our common stock as reported on the Bulletin Board was $0.16 per share. On December 31, 2005, we had in excess of 5000 holders of common stock and 136,230,087 shares of our common stock were issued and outstanding. Many of our shares are held in brokerage accounts, so we are unable to give an accurate statement of the number of shareholders.

Dividends
We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors (“Board”) will consider at that time.
Recent Sales Of Unregistered Securities
The following table provides the sales of unregistered securities for the past year.

			Value
	Nature of Service Performed	Shares Issued	Received
First Quarter 2005
Prudent Bear	Convertible notes	2,643,513	$528,703
Walter Woods	Convertible notes	290,000	57,442
Hazel & Jon Bambauer	Convertible notes	178,879	34,521
Directors	Director Fees	33,185	7,500
Whitney & Whitney	Business & Financial Consulting	356,189	47,373
Whitney & Whitney	Business & Financial Consulting	12,142	2,186
Mintec	Services	76,667	11,040

Total First Quarter 2005		3,590,575	$688,765

Second Quarter 2005
Louis Mandakunis	Convertible notes	198,000	$32,393
David Caldwell	Directors Expense Report	24,563	2,456
Directors	Director Fees	41,475	5,250
Whitney & Whitney	Business & Financial Consulting	16,385	2,130
Whitney & Whitney	Business & Financial Consulting	16,757	1,676
Whitney & Whitney	Business & Financial Consulting	65,421	7,785
Whitney & Whitney	Business & Financial Consulting	12,919	1,537
Whitney & Whitney	Business & Financial Consulting	11,096	1,110

Total Second Quarter 2005		386,616	$54,337

Third Quarter 2005
Fusion Capital Fund II	Commitment Fees	2,191,919	$420,000
Trace Publishing	Convertible notes	122,365	29,980
Directors	Director Fees	25,623	4,000
William Thomas	Services	22,600	3,390

Total Third Quarter 2005		2,362,507	$457,370

Fourth Quarter 2005
Ashdown Milling Co, LLC	Contract Royalty Purchase	800,000	$204,251
Directors	Director Fees	13,545	2,250
	Incentives	—	75,359

Total Fourth Quarter 2005		813,545	$281,860

The registrant believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”. Please see the statements contained under the Section entitled “Forward-Looking Statements.”
Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-KSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur as projected.

Denio
McDermit
ASHDOWN
NV 140
US 95
CONTACT
US 93
Elko
Humboldt
Winnemucca
I-80
I-80
Washoe
Elko
Alt US 93
Pershing
Lander
Eureka
White Pine
I-80
Reno
Storey
Churchill
US 50
Lyon
Douglas
US 95
Nye
US 6
BOREALIS
Mineral
Tonopah
Esmeralda
MINERAL
RIDGE
Lincoln
US 93
US 95
Clark
I-15
Las
Vegas
US 95

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Overview
Golden Phoenix is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with production potential and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that are located in Nevada. Presently our primary mining property assets are the Ashdown molybdenum/gold project and the (idled) Mineral Ridge gold mine. On December 23, 2004, the Company terminated the Enexco Agreement and the Lewis Agreement at its Contact project and retains only (six) 6 claims there. On January 31, 2006, the Company received the final payment for its Borealis project from Borealis Mining pursuant to the purchase contract entered into on January 31, 2005 and retains no further interest.
Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year posting a $1.8 million interim reclamation bond with the Bureau of Land Management, which allowed us to hold the Mineral Ridge property while other permitting was underway. On May 8, 2003, Golden Phoenix obtained a new operating permit and on June 23, 2003, we increased reclamation bond to a total of $2.7 million and began mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear, an independent mineral auditing consultant, the total value of the gold sales over the six (6) year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, processing costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.
On January 12, 2005 Golden Phoenix announced the inauguration of a comprehensive restructuring of all mining operations beginning with the idling of the Mineral Ridge gold mine. The idling is designed to re-deploy manpower and resources, improve cash flow, and accelerate the development of certain high-yield mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. The Company placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Employees have been retained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.
The Borealis property was held under a lease agreement with the Borealis Partnership, which consists of three (3) separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold. Under the terms of the agreement, Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of $5 million dollars over a four (4) year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional $4 million dollars in expenditures. Gryphon Gold paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive Joint Venture Agreement. On January 31, 2005, the Company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining, a subsidiary of Gryphon Gold, for a series of cash payments totaling $1,400,000. The terms of payment are as follows: $400,000 paid on January 18, 2005, followed by four (4) payments of $250,000, paid in 90-day increments. In accordance with the terms of the Joint Venture Agreement to date, the parties agree that Borealis Mining and Gryphon Gold have earned 70% of the overall joint venture. With the purchase of Golden Phoenix’s 30% interest, Borealis Mining and Gryphon Gold will own 100% of the project. In return, Gryphon Gold guaranteed Borealis Mining’s payment obligation to Golden Phoenix by depositing as security 15% of Borealis Mining’s shares into escrow. By December 31, 2005, the Company received $1,150,000 of the total $1,400,000 purchase price. On January 31, 2006, the Company received the final payment under the contract and retains no further interest in the assets or liabilities associated with the property.
The Contact property was held through agreements with two (2) separate entities, Enexco and Lewis. On December 23, 2004, Golden Phoenix terminated the Enexco Agreement and the Lewis Agreement. In prior periods, the Company recorded $5,680,439 (see Note 7) for prior work commitments, stock obligations and property payments related to these agreements. The Company is currently in negotiation with the parties to resolve these outstanding obligations, and anticipates a positive outcome due to provisions in these agreements that the Company believes substantially limits the recovery of these obligations after the agreements have been terminated by the Company. However, the ultimate resolution cannot be determined at this time.
The Ashdown property was secured under a Joint Venture Agreement with Win-Eldrich executed on February 5, 2004. The terms of the agreement gives Golden Phoenix the right to earn 60%, as manager and operator of project, from Win-Eldrich (40%) as owner of the property. Golden Phoenix can earn an undivided vested 60% interest in the project in either of two (2) ways: (i) by placing the project into profitable production using a small mill, or (ii) spending $5 million toward development of the project. The Company has four (4) years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning three (3) months after the signing began paying a monthly sum of $5,000 until a cash distribution through profitable production is achieved. By the end of the 2005, the only significant permits remaining for approval by the regulators were the Environmental Assessment and the Plan of Operations. The final draft versions of these documents have been submitted to the Bureau of Land Management and are currently under review.
The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our mines in 2006. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the Common Stock Purchase Agreement with Fusion Capital. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines. We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We have been open to and will continue to entertain possible joint ventures with other mining company partners. We currently have a Letter Agreement to Joint Venture Agreement dated as of February 5, 2004 with Win-Eldrich for the Ashdown project. No other joint ventures have been entered into.
Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing, utilization of the Fusion Capital equity vehicle and production from the Ashdown property. No assurance can be made that that additional financing will be obtained.
Going Concern
The report of our independent accountants on our December 31, 2005 financial statements includes an explanatory paragraph indicating that there is doubt about our ability to continue as a going concern due to recurring losses from operations and accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to commence and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Several of those critical accounting policies are as follows:
Proven and Probable Reserves. On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of mineralization at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the material. Management’s calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.
In early 2003, Behre Dolbear was contracted to do an independent technical review of our reported mine reserves at Mineral Ridge, Borealis and Contact. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by Golden Phoenix. While Behre Dolbear discussed this information and data with Golden Phoenix’s staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear believes that Golden Phoenix has reasonable basis for concluding that reserves exist at the Mineral Ridge project. The estimated reserves at the Mineral Ridge Project include some proven reserves, which have not been separated from the probable reserves. For the Contact Project, Behre Dolbear found that enough information exists to delineate mineralized material under the SEC terminology. They further found that further exploration and testing work might result in the delineation of copper reserves.
Reserve estimates will change as existing reserves will be depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in reserves may also require revision based on actual production experience once production commences.
Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render reserves uneconomic to exploit. Should that occur, restatements or reductions in reserves and asset write-downs in the applicable accounting periods may be required. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.
Depreciation and Depletion. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.
Impairment of Long-Live Assets. Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.
Management’s estimates of metals prices, recoverable proven and probable reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.
Environment Matters. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for the mineral property. Accruals are expensed when the closure of operations and environmental matters are acknowledged. We periodically review our accrued liabilities for such remediation costs, as evidence becomes available indicating that our remediation liability has potentially changed. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.
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
New Accounting Pronouncements
New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amend SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Golden Phoenix adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires the benefits of tax deductions different from recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, volatilities or other factors.
In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact of SAB No. 107 on our financial statements.
In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Golden Phoenix will adopt the provisions of EITF 04-6 on January 1, 2006. The will be no significant impact of adoption is on the financial statements or cash position of the Company.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.
In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.
In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on our financial position, results of operations or cash flows.
In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.
The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.
Results Of Operations For The Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004.
Revenue $746,040 for the fiscal year ended December 31, 2005, was lower than the $1,560,419 revenue for the fiscal year ended December 31, 2004 due to the idling of the Mineral Ridge project in 2005.
Mining operations costs decreased $2,599,214 from $3,806,968 to $1,207,754 for the years ended December 31, 2004 and 2005, respectively as a result of the idling of mining operations at the Mineral Ridge mine in Nevada.
Exploration, development, and mineral property leases expenses of $3,271,550 for the year ended December 31, 2005 were slightly greater than the same period in 2004 because we began rehabilitating the decline at the Ashdown mine, which was expensed as incurred. The lease/rental payments include the $5,000/month to Win-Eldrich in accordance with the Joint Venture Agreement along with the monthly lease payment for the mill site. In addition, costs have been incurred for the location of mining claims, and field examinations to determine the potential occurrence of economic mineralization on the different properties. Other costs include the compilation of historic data on the properties to assist in the evaluation of the properties and the planning of further development and exploration.

General and administrative costs were $1,496,124 and $2,323,875 for the years ended December 31, 2005 and 2004, respectively. This decrease results from the restructuring of the management of the Company in early 2005, where a significant portion of the executive management of the Company was replaced in an effort to revive the fortunes of the Company. As a part of the reorganization, salary, travel, investor relations and other administrative costs were significantly curtailed thereby resulting in a savings of approximately $1.0 million.
The increase in finance charges is primarily due to debt financing transactions at unfavorable interest rates. The decrease in investor relations is primarily due to lower costs for investor relation’s activities during 2005. These lower fees were the result of the elimination of outside groups.
The sale of the Borealis project resulted in a gain of $1,150,000 in 2005. There were no similar transactions in 2004.
A reduction in the anticipated expenditures required on terminated agreement resulted in an increase in other income of $3.8 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
Liquidity And Capital Resources
Since Golden Phoenix’s incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $31 million at December 31, 2005 and approximately $25 million at December 31, 2004.
As of December 31, 2005, we had $10,175 in cash and cash equivalents and a working capital deficit of $10,763,816. A significant portion of the cash is allocated to be used for the Ashdown mine. We anticipate expenditures for year 2006 for general and administrative expenses to be approximately $370,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $100,000 for the Mineral Ridge gold mine, $50,000 for future Nevada land holding costs and $20,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.
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
In the next twelve (12) months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and process/leach facilities. These items include underground hauling machines and muckers and various surface equipment including a front-end loaders, forklifts, and small haul trucks. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000. We anticipate funding these capital equipment expenditures with funds we receive from any molybdenum or gold production revenues we may generate or from debt and equity financing. All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.
During 2005, our liquidity needs were met from: (i) the issuance of stock to vendors and employees for services valued at $570,060, (ii) the conversion of warrants and options to common stock and sales thereof totaling $1,031,945, (iii) the proceeds from a production payment purchase agreement for $850,000, (iv) the sale of the Borealis project for $1.4 million of which $1.05 million was collected in 2005; and (v) the financing structure provided in the loan agreement with William D. and Candida Schnack dated as of May 10, 2005 for the construction of the Ashdown mine. As of March 15, 2006 the Company had 136,999,087 shares of common stock outstanding, which the Company has recognized as $23,062,607 of paid in capital including cash and services. As of December 31, 2005, the Company had current assets of $825,634 compared to $248,277 at December 31, 2004. This increase is due to the remaining receivable of $250,000 on the Borealis project sale and $165,380 in cash offset by a reduction in precious metals inventory. Current liabilities at December 31, 2005 of $11,589,450 were higher than the December 31, 2004 balance of $7,858,851 resulting from the increase in liabilities related to the terminated minerals agreements partially plus the loans and associated interest incurred to develop the Ashdown mine. This results in a working capital deficit of $10,763,816 and $7,610,574 as of December 31, 2005 and 2004, respectively. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate funding our working capital needs through funding we receive from loans and any future revenue we may generate, as well as other sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.
On July 13, 2005, the Company entered into the Original Purchase Agreement with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into the Purchase Agreement with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of our common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. Golden Phoenix issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.
During the twelve months ended December 31, 2005, we raised approximately $1,031,945 from the sale of common stock. The funds were used to reduce outstanding debt and continue improvements and repairs at Ashdown and Mineral Ridge mines.
We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.
On January 31, 2006 the Company completed the sale of its Borealis gold project to Gryphon Gold and Borealis Mining upon receipt of the final $250,000 installment of cash payments totaling $1,400,000. Golden Phoenix retains no further interest in the property.
We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements appear beginning at page F-1.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES
Annual Evaluation Of The Company’s Disclosure Controls And Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”).
This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”)/Principle Accounting Officer (“PAO”). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/PAO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.
CEO/PAO Certification. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of “Certifications” of the CEO/PAO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.
Disclosure Controls And Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.
Scope Of The Controls Evaluation. The CEO/PAO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
In accord with SEC requirements, the CEO/PAO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been significant changes to the Internal Controls or in other factors that could significantly improve Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
Conclusions. Based upon the controls evaluation, our CEO/PAO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/PAO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.

ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The following are the directors and executive officers of Golden Phoenix as of April 1, 2006:

Name	Age	Position
Kenneth S. Ripley(1)	54	Chief Executive Officer

David A. Caldwell	45	President, Chief Operating Officer, Director

Robert P. Martin	55	Executive Vice President, Secretary

Larry A. Kitchen(2)	58	Principle Accounting Officer

Ronald L. Parratt	56	Director

Jeffrey Tissier(3)	48	Director

(1)	Mr. Fitzsimmons resigned as Chief Executive Officer effective February 18, 2005. Mr. Ripley was appointed as Interim Chief Executive Officer effective February 18, 2005 and Chief Executive Officer effective January 1, 2006.

(2)	Mr. Thomas resigned as Chief Financial Officer on December 31, 2005 and Mr. Kitchen was appointed as the Principal Accounting Officer effective January 1, 2006.

(3)	Mr. Craig resigned as a director effective October 15, 2005 and Mr. Tissier was appointed a director effective October 15, 2005.
For directors, the term of office is until the next annual meeting of shareholders and their successors are duly elected and qualified. For officers, unless terminated earlier by the Board of Directors (the “Board”), the term of office is until the next annual meeting of the Board, presently scheduled to be held immediately following the annual meeting of the shareholders.
Kenneth S. Ripley. Mr. Ripley served as the Interim Chief Executive Officer for the Company from February 18, 2005 until December 31, 2005. Effective January 1, 2006, Mr. Ripley was appointed Chief Executive Officer. Mr. Ripley comes to Golden Phoenix with 34 years of experience in business and project development, plant operations, transportation, heavy equipment and industrial trades management, including fabrication, electrical, machining, construction and excavation. He has consulted with companies throughout the United States, as well as Puerto Rico, Japan, Argentina, Taiwan and the Middle East. Mr. Ripley retired in 1995 to oversee his commercial real estate holdings in Washington, Oregon and Florida, and consults on select projects. Mr. Ripley earned his Bachelor of Science degree in Physical Science from the University of Washington.
David A. Caldwell. Mr. Caldwell is a Director of Golden Phoenix and has served in this capacity since the Company’s inception in 1997. Effective January 1, 2006 he accepted the positions of President and Chief Operating Officer. Mr. Caldwell has more than 19 years experience as a geologist and geophysicist specializing in the discovery, delineation and economic evaluation of mineral deposits. He received his Bachelor of Science degrees in Geology and in Geophysics from the Institute of Technology at the University of Minnesota, and his Masters of Science degree in Geology and Geochemistry from the New Mexico Institute of Mining and Technology. His experience spans from generative fieldwork to project development through bankable feasibility. From 1997 through 2005 Mr. Caldwell was the Chief Geologist for Nevada Pacific Gold in Elko, Nevada, which he co-founded with four partners. Before entering the junior gold sector, Mr. Caldwell gained skills in project generation, management and development at Santa Fe Pacific Gold Corporation and Gold Fields Mining Company. He brings over 15 years of Nevada gold experience, and will act as Chief Geoscientist for Golden Phoenix. Mr. Caldwell is active in local community development projects and sits on the Board of Trustees for the Northwest Mining Association, and the Board of Directors for the Geologic Society of Nevada.
Robert P. Martin. Prior to becoming Executive Vice President and Corporate Secretary effective January 1, 2006, Mr. Martin was a long-time shareholder who first joined Golden Phoenix as Director of Corporate Development during the early stages of its restructuring in 2005. He comes from the private sector where he was President of an engineering and transportation businesses and is co-owner and Vice President of a Hawaii-based service company under contract to the Hilton Corporation. Mr. Martin’s background includes company turn-arounds, communications, public relations and human resources. He holds a Bachelor of Science degree in Political Science from Washington University and completed post-graduate business studies at the University of Washington. Since 1985, Mr. Martin has donated time as President of Pacific Marine Research, a non-profit education organization based in Seattle, Washington.
Larry A. Kitchen. Mr. Kitchen was appointed the Principal Accounting Officer of the Company effective January 1, 2006. He is an accounting professional with more than 25 years experience, predominantly in the mining industry. From 1999 to 2001, Mr. Kitchen was owner and principal of Larry Kitchen Financial Reporting, Tax Compliance and Bookkeeping Services. From 2001 to 2003, Mr. Kitchen worked with Forbush & Associates, a certified public accounting firm, providing business building and financial services to businesses with annual revenues of $100,000 to $20,000,000 in the northern Nevada area. Since 2003, Mr. Kitchen has provided all accounting services for Anderson & Dorn, Ltd., a Professional Law Corporation, based in Reno, Nevada, and provided consultant services to Core Business Builders, Inc., a Nevada financial services company. His prior experience includes operational and financial accounting functions at Carbon County Coal and Galactic Resources, and he holds specific expertise in mine-site accounting and implementation of controls and tracking systems at the level of operations. Mr. Kitchen also has experience in working in the junior mining sector having held positions with Marshall Earth Resources and Galactic Services, where he developed budgets for Ivanhoe Minerals. Mr. Kitchen is a graduate of Brigham Young University with a degree in Business Management.
Ronald L. Parratt. Mr. Parratt is a Director of Golden Phoenix and has served in this capacity since 2001. Mr. Parratt has more than 30 years experience as a geologist, exploration manager and developer of gold deposits in North America. Mr. Parratt is a co-founder and President of AuEx Ventures, Inc., a non-affiliated Canadian registered public mineral exploration company. Prior to founding AuEx, Mr. Parratt served as Exploration Manager for the Homestake Mining Company. Until 1997, Mr. Parratt served as Vice President of Exploration for the Santa Fe Pacific Gold Corporation, where he was responsible for intensive exploration activities in the U.S., Brazil and Central Asia. During this tenure, Mr. Parratt oversaw the exploration and development of 15 million ounces of gold reserves. Mr. Parratt earned his Master of Science degree in Economic Geology from Purdue University. Mr. Parratt is currently serving on Nevada’s Commission on Mineral Resources.
Jeffrey Tissier. Mr. Tissier has served as a Director of the Company since October 15, 2005 and is a Certified Public Accountant registered in Nevada. Mr. Tissier serves as the Chief Financial Officer for the Truckee Meadows Water Authority, a local water agency. Mr. Tissier oversees all financial and administrative activities for the Authority including short and long range financial planning, financial reporting, financing activities, and oversees the Authority’s investment programs. Before entering the water business, Mr. Tissier was employed for 15 years in various technical and financial capacities in the minerals industry primarily in the western United States and Alaska. These activities included exploration for and development of mines. Mr. Tissier was also employed with an international accounting firm during that period. Mr. Tissier has significant experience with budgeting, long range financial planning, merger and acquisition analysis, as well as senior management involvement in the successful turn-around of an investor owned mining company. Mr. Tissier received his Bachelor of Science Degrees in Geological Engineering and Exploration Geology from the Mackay School of Mines.
Directors
Our Board consists of five (5) seats. Directors serve for a term of one (1) year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy that occurs on the Board between annual meetings. The Board currently has two (2) vacancies.

Committees
The Board has set up three committees as part of the compliance with new reporting regulations that were enacted during 2002 under the Sarbanes Oxley Act. The following is a list of committees that are presently active and staffed by independent directors of the Company.

Committee	Chairperson	Members
Audit Committee	Jeffrey Tissier	Ronald Parratt
Compensation Committee	Ronald Parratt	Jeffrey Tissier
Governance Committee	Ronald Parratt	David Caldwell
Compensation Of Directors
Cash Compensation: At the present time the Board is not compensated in cash.
Share-based Compensation: The Board is compensated $500 per regularly scheduled meeting and $250 for specially called meetings that is paid in restricted stock valued at the average price for the month that the meeting occurs. The Board is also allocated stock options on a yearly basis that have a five (5) year expiration limit.
Compliance With Section 16(a) Of The Securities Act Of 1934
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.
Based on available information, we believe that all filings with respect to Section 16(a) are now current.
Code of Ethics
Golden Phoenix has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer that was filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2003.
ITEM 10. EXECUTIVE COMPENSATION
The following table summarizes all compensation earned by or paid to our Interim Chief Executive Officer and the Chief Financial Officer for services rendered in all capacities for the years ended December 31, 2005 and December 31, 2004 and December 31, 2003.

Summary Compensation Table

		Annual Compensation			Long Term Compensation		Payouts
						Awards
					Restricted	Securities
Name and				Other Annual	Stock	Underlying	LTIP	Other
Principal Position	Year	Salary ($)	Bonus	Compensation	Award(s)	Options/SARs (#)	Payouts ($)	Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kenneth S. Ripley,	2005	180,000(1)
Interim Chief	2004	0
Executive Officer	2003	0

William Thomas,	2005	58,000
Chief Financial	2004	0
Officer	2003	0

(1)	Of the $180,000 in 2005 annual compensation, 100% was accrued at December 31, 2005 and remains unpaid. Mr. Ripley’s employment agreement calls for all payments to be accrued but deferred until the Company has attained sufficient cash flow to support payments.
Option Grants In Last Fiscal Year

	Number of	% of Total
	Securities	Granted to
	Underlying	Employees in	Exercise or
Name	Options Granted	Fiscal Year	Base Price	Expiration Date
Kenneth S. Ripley	None	0%	—

William Thomas	250,000	19%	$ 0.15	02/28/11
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Options Exercised:

Shares Acquired
Name	on Exercise (#)	Value Realized
William Thomas	None	—
Options Unexercised:

Value of Unexercised
	Number of Securities Underlying		In-the-Money Options
	Unexercised Options at 12/31/05		at 12/31/05
Name	Exercisable	Unexercised	Exercisable	Unexercised
William Thomas	250,000	250,000	$ 0	$ 0
Stock Option Plans
In April 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options. Golden Phoenix has reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option Incentive Plan. Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allows for up to 4,000,000 options to granted (the “2002 Stock Option Incentive Plan”). These options are qualified and registered with the SEC. In addition to these qualified plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principle employees for deferred salaries. Golden Phoenix’s Executive Management administers the plan. Subject to the provisions of the 2002 Stock Option

Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.
Employment Agreements
David A. Caldwell
On February 22, 2006, the Company entered into an Employment Agreement with David A. Caldwell to render full-time employment to the Company as President and Chief Operating Officer effective as of February 15, 2006. Mr. Caldwell’s duties are to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships and public relations, in the United States and such other locations as deemed appropriate by the Board.
Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Caldwell’s salary for the services to be rendered by him at the rate of One Hundred Forty Five Thousand and No/100 Dollars ($145,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Caldwell’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to William D. and Candida Schnack (the “Schnacks”) and the Ashdown Milling Company LLC (“Ashdown Milling”) finance programs relating to the Ashdown mine.
Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown mine has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Caldwell’s salary will be adjusted to One Hundred Sixty Five Thousand and No/100 Dollars ($165,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.
Mr. Caldwell has also been granted 600,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share. One fourth of the options shall vest each ninety (90) day period from the date of the grant date resulting in one hundred percent (100%) vesting on the first anniversary of the grant date. The options have a term of five (5) years and are subject to other standard terms and conditions under the applicable stock option plan of the Company. Mr. Caldwell has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.
Kenneth S. Ripley
On March 13, 2006, the Company entered into an Employment Agreement with Kenneth S. Ripley to render employment to the Company as Chief Executive Officer effective as of January 1, 2006. Mr. Ripley’s duties are to will have the duties and responsibilities of the Company’s Chief Executive Officer, as specified in the Company’s Bylaws, and as directed by the Company’s Board, to whom Mr. Ripley will report. Additionally, Mr. Ripley shall do and perform all lawful services, acts, or other things necessary or advisable to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships and public relations, in the United States and such other locations as deemed appropriate by the Board.
Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Ripley’s salary for the services to be rendered by him at the rate of One Hundred Eighty Thousand and No/100 Dollars ($180,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Ripley’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine.

Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown mine has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Ripley’s salary will be adjusted to One Hundred Ninety Five Thousand and No/100 Dollars ($195,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually. Mr. Ripley has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.
Robert P. Martin
On March 8, 2006, the Company entered into an Employment Agreement with Robert P. Martin to render employment to the Company as Executive Vice President and Corporate Secretary effective as of January 1, 2006. Mr. Martin’s duties are to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships, marketing and public relations, in the United States and such other locations as deemed appropriate by the Board.
Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Martin’s salary for the services to be rendered by him at the rate of One Hundred Thirty Five Thousand and No/100 Dollars ($135,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Martin’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine.
Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown Mine has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Martin’s salary will be adjusted to One Hundred Fifty Five Thousand and No/100 Dollars ($155,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually. Mr. Martin has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.
Larry A. Kitchen
On March 22, 2006, the Company entered into an Employment Agreement with Larry A. Kitchen to render employment to the Company as the Principal Accounting Officer effective as of January 1, 2006. Mr. Kitchen’s duties will be to (i) provide financial and administrative support to the minesite personnel, including but not limited to risk management programs, cash management, treasury and human resources; (ii) assist with fostering and maintaining relationships with banking and financial institutions; (iii) oversee the Company’s cost management and control procedures and assist in preparing the management reporting standards and adherence thereto and (iv) assist in preparing the Company’s budget and financial projections. Mr. Kitchen’s salary shall be $2,000 per month payable in advance in addition to reimbursement of reasonable business related expenses.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Shareholders
The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 15, 2005 for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 136,999,087 common shares issued and outstanding at March 15, 2005 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at March 15, 2006 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

		Exercisable
		Options/
	Shares owned	Warrants	Percentage
Frank Diegmann 1986 E Football Blvd Pasadena, CA 91107	10,633,333	0	7.76%

David Caldwell(1) 1675 E. Prater Way Suite 102 Sparks, NV 89434	439,771	1,000,000	1.05%

Ronald L. Parratt(2) 1675 E. Prater Way Suite 102 Sparks, NV 89434	17,566	300,000	0.23%

Jeffrey Tissier 1675 E. Prater Way Suite 102 Sparks, NV 89434	11,242	0	0.01%

Kenneth S. Ripley(3) 1675 E. Prater Way Suite 102 Sparks, NV 89434	550,000	1,590,000	1.56%

Robert P. Martin(4) 1675 E. Prater Way Suite 102 Sparks, NV 89434	2,190,000	605,000	2.04%

Larry A. Kitchen(5) 1675 E. Prater Way Suite 102 Sparks, NV 89434	0	150,000	0.11%

All directors and officers as a group (6 persons)	3,208,579	3,645,000	5.0%

(1)	Mr. Caldwell holds options for 200,000 common shares exercisable at $0.37 per share, 200,000 common shares exercisable at $0.15 per share and 600,000 common shares exercisable at $0.24 per share.

(2)	Mr. Parratt holds options for 200,000 common shares exercisable at $0.37 and 100,000 common shares exercisable at $0.15.

(3)	Mr. Ripley holds options for 750,000 common shares exercisable at $0.24 per share, 40,000 common shares exercisable at $0.19 per share, 500,000 private party options exercisable at $0.22 per share, and 300,000 warrants related to the Production Purchase Payment Agreement exercisable at $0.20 per share.

(4)	Mr. Martin holds options for 200,000 common shares exercisable at $0.24 per share, 40,000 options exercisable at $0.19 per share, 50,000 common shares exercisable at $0.15 per share, 15,000 private party options exercisable at $0.20 per share and 300,000 warrants related to the Production Purchase Payment Agreement exercisable at $0.20 per share.

(6)	Mr. Kitchen holds options for 150,000 common shares exercisable at $0.24 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Company, LLC (“Ashdown Milling”). Under the terms of the Production Payment Purchase Agreement, Ashdown Milling agreed to purchase a production payment to be paid from the production of the Company’s Ashdown Mine for a minimum of $800,000. In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company. In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000. The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid. Each of Messrs. Martin and Ripley is a member, manager, and lead investor in Ashdown Milling. The Company’s Board approved the transaction. Neither Mr. Martin nor Mr. Ripley is a director of the Company.
On June 14, 2005, the Company entered into a short term loan with Kenneth S. Ripley. The combined amounts of $241,000 constitute two (2) loans payable on July 31, 2005. These loans have been extended for an indefinite period. Interest rates for the short term advances are at eighteen percent (18%) per annum and with setup charges have an annual rate of twenty-three percent (23%).
ITEM 13. EXHIBITS
(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.
(a)(3) Exhibits:

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1	Agreement, dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.2	Kennecott Agreement — Option to Purchase with Exploration Rights, dated September 19,1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.3	Option Agreement, dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.1 to the period ended September 30, 1997 as filed with the SEC on November 10, 1997

Exhibit No.	Description	Location
10.4	Amended Supplemental Agreement, dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2A to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.6	Mineral Lease Agreement and Option to Purchase, dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.7	Financial Consulting Agreement, dated March, 1998, by and between Market Survey’s International, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on April 27, 1998

10.8	Financial Consulting Agreement, by and between Steven Heard and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.9	Financial Consulting Agreement, by and between Jason Bahnman and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.10	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

10.11	Mineral Ridge Mine Sale Agreement, dated October 9, 2000, by and between Thomas L. Minsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000

10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003

10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

Exhibit No.	Description	Location
10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Provided herewith

10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Provided herewith

10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Provided herewith

10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Provided herewith

10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Provided herewith

10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Provided herewith

10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Provided herewith

10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Provided herewith

21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
(b) Reports on Form 8-K:
On January 4, 2005 Golden Phoenix filed a Form 8-K with respect to Item 5.02 — Resignation of Michael Fitzsimonds as Chairman of the Board of Directors and Chief Executive Officer.
On February 1, 2005 Golden Phoenix filed a Form 8-K with respect to Item 1.02 — Termination of its interests in the definitive Contact agreements with International Enexco Ltd. and F. W. Lewis Inc.

On February 11, 2005 Golden Phoenix filed a Form 8-K with respect to Item 2.01 — Sale of its interests in the Borealis Project for $1.4 million.
On May 18, 2005 Golden Phoenix filed a Form 8-K with respect to Item 1.01 — Entry into loan agreement with William D. and Candida Schnack.
On July 19, 2005 Golden Phoenix Filed a Form 8-K with respect to Items 1.01 and 1.02 — Entry into Common Stock Purchase Agreement and Registration Rights Agreement on July 13, 2005 with Fusion Capital Fund II, LLC. Termination of Common Stock Purchase Agreement with Fusion Capital Fund II, LLC dated as of November 12, 2002.
On September 30, 2005 Golden Phoenix filed a Form 8-K with respect to Items 1.01, 3.02 and 8.01 — Entry into Production Payment Purchase Agreement with Ashdown Milling Company LLC.
On October 20, 2005 Golden Phoenix filed a Form 8-K with respect to Item 5.02 — Resignation of Steven Craig as Vice President and Chairman of the Board of Directors. Appointment of Jeffrey Tissier as director.
On November 15, 2005 Golden Phoenix filed a Form 8-K with respect to Item 1.01 — Entry into Letter of Extension with William D. and Candida Schnack.

On January 6, 2006 Golden Phoenix filed a Form 8-K with respect to Item 5.02 — Resignation of William Thomas as Chief Financial Officer.
On January 9, 2006 Golden Phoenix filed a Form 8-K with respect to Item 5.02 — Appointment of Larry Kitchen as Principal Accounting Officer.
On January 25, 2006 Golden Phoenix filed a Form 8-K with respect to Items 1.01, 1.02 and 3.02 — Entry into Common Stock Purchase Agreement and Registration Rights Agreement on January 20, 2006 with Fusion Capital Fund II, LLC. Termination of Common Stock Purchase Agreement with Fusion Capital Fund II, LLC dated as of July 13, 2005.
On February 27, 2006 Golden Phoenix filed a Form 8-K with respect to Items 1.01, 5.02 and 8.01 — Entry into Employment Agreement with David A. Caldwell. Appointment of David A. Caldwell as President and Chief Operating Officer.
On March 13, 2006 Golden Phoenix filed a Form 8-K with respect to Items 1.01, 5.02 and 8.01 — Entry into Employment Agreement with Robert P. Martin and Kenneth S. Ripley. Appointment of Robert P. Martin as Executive Vice President and Corporate Secretary. Appointment of Kenneth S. Ripley as Chief Executive Officer.
On March 22, 2006 Golden Phoenix filed a Form 8-K with respect to Items 1.01 — Entry into Employment Agreement with Larry A. Kitchen.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s principal independent accountants for the performance of the audits for the years ended December 31, 2005 and 2004 were HJ & Associates, LLC.
(a) Audit Fees. For the fiscal years ended 2005 and 2004, the aggregate fees billed of services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $62,300 and $78,500, respectively.
(b) Audit-Related Fees. For the fiscal years ended December 31, 2005 and 2004, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.
(c) Tax Fees. For the fiscal years ended 2005 and 2004, there were no fees billed for the compliance services and there was no tax-planning advice provided.
(e) Other Fees. For the fiscal years ended 2005 and 2004 there were no fees billed for services other than services described above.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.

GOLDEN PHOENIX MINERALS, INC.
Date: April 17, 2006	By:	/s/ Kenneth S. Ripley
		Name:	Kenneth S. Ripley
		Title:	Chief Executive Officer

Date: April 17, 2006	By:	/s/ Larry A. Kitchen
		Name:	Larry A. Kitchen
		Title:	Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Caldwell
David A. Caldwell	Director	April 17, 2006

/s/ Ronald L. Parratt
Ronald L. Parratt	Director	April 17, 2006

/s/ Jeffrey Tissier
Jeffrey Tissier	Director	April 17, 2006

GOLDEN PHOENIX MINERALS, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders Golden Phoenix Minerals, Inc.
Reno, Nevada
We have audited the accompanying balance sheet of Golden Phoenix Minerals, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $31,134,731 and has a working capital deficit of $10,763,816 at December 31, 2005, which together raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 13, 2006

GOLDEN PHOENIX MINERALS, INC.
Balance Sheet

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$10,175	$—
Recievables	260,000	—
Prepaid expenses and other current assets	533,160	117,045
Precious metals inventory	—	114,803
Materials and supplies inventory	22,299	16,429

Total Current Assets	825,634	248,277

PROPERTY AND EQUIPMENT (Note 1)
Land	57,599	57,599
Buildings	116,020	116,020
Vehicles	262,636	266,464
Computer equipment	109,332	107,104
Office furniture and equipment	18,221	18,221
Mining and milling equipment and rolling stock	935,108	1,380,427
Assets under construction	469,256	—
Accumulated depreciation	(621,357)	(521,828)

Total Property and Equipment, Net	1,346,815	1,424,007

OTHER ASSETS
Restricted funds — reclamation obligations (Note 4)	1,996,857	1,848,823
Reclamation asset, net (Note 4)	1,826,140	1,843,698
Prepaid bond insurance premiums	363,700	406,912
Deposits	48,380	15,464

Total Other Assets	4,235,077	4,114,897

TOTAL ASSETS	$6,407,526	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Balance Sheet (Continued)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$—	$41,601
Accounts payable	1,278,499	1,757,459
Accrued liabilities (Note 7)	6,430,259	4,787,546
Current portion of long term debt (Note 9)	17,477	89,575
Capital lease obligations-current portion (Note 8)	4,679	33,929
Note payable and related accrued interest (Note 17)	2,351,685	—
Convertible notes payable and related accrued interest (Note 10)	169,690	779,521
Other current liabilities (Note 15)	107,065	—
Deferred revenue	617,063	—
Amounts due to related parties (Note 6)	613,033	369,220

Total Current Liabilities	11,589,450	7,858,851

Long-Term Liabilities
Reclamation obligation (Note 4)	2,497,093	2,352,235
Long-term debt (Note 9)	37,555	77,029
Severance costs	326,866	—
Capital Lease obligations (Note 8)	—	7,004

Total Long-Term Liabilities	2,861,514	2,436,268

Total Liabilities	14,450,964	10,295,119

Commitments & Contingencies (Note 11)

Stockholders’ Equity (Deficit)
Common stock, no par value, 200,000,000 shares authorized, at December 31, 2005 and 2004, 136,230,087 and 119,721,984 were issued and outstanding, respectively	23,062,607	20,684,330
Common stock subscribed	28,686	—
Accumulated deficit	(31,134,731)	(25,192,268)

Total Stockholders’ Equity (Deficit)	(8,043,438)	(4,507,938)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,407,526	$5,787,181

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations

	December 31,
	2005	2004
REVENUES
Sale of precious metals	$746,040	$1,560,419

EXPENSES
Cost of mining operations	1,207,754	3,806,968
Exploration, development, and mineral property leases expenses	3,271,550	1,485,451
Accretion expense	144,858	133,507
General and administrative	1,496,124	2,323,875
Depreciation and depletion	151,337	170,547

Total Expenses	6,271,623	7,920,348

LOSS FROM OPERATIONS	(5,525,583)	(6,359,929)

OTHER INCOME (EXPENSE)
Interest income	3,005	428
Interest expense	(1,743,884)	(121,451)
Loss on sale of assets	(3,702)	—
Loss on extinguishment of debt	(56,234)	—
Sale of interest in mineral property	1,400,000	—
Other expense	(36,877)
Other income	20,812	10,944

Total Other Income (Expense)	(416,880)	(110,079)

LOSS BEFORE INCOME TAXES	(5,942,463)	(6,470,008)

INCOME TAXES	—	—

NET LOSS	$(5,942,463)	$(6,470,008)

BASIC LOSS PER SHARE	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding	133,960,174	108,928,872

The accompanying notes are an integral part of these financial Statements

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders’ Equity (Deficit)

	Common Shares		Stock		Accumulated
	Shares	Amount	Subscriptions	Deferred Cost	Deficit
Balance, December 31, 2003	99,333,470	$17,287,209	$—	$(591,250)	$(18,722,260)
Issuance of common stock for warrants exercised	9,728,884	1,230,805	—	—	—
Issuance of common stock for cash	10,528,587	2,410,341	—	—	—
Issuance of common stock for directors fees	7,815	2,190	—	—	—
Issuance of common stock for services	123,228	38,785	—	—	—
Amortization of deferred costs	—	—	—	306,250	—
Stock offering costs	—	(285,000)	—	285,000	—
Net loss for the year ended, December 31, 2004	—	—	—	—	(6,470,008)

Balance, December 31, 2004	119,721,984	20,684,330	—	—	(25,192,268)
Issuance of common stock for cash	9,354,860	895,945	7,900	—	—
Issuance of common stock for directors fees	113,828	19,000	—	—	—
Issuance of common stock for services	2,956,658	500,683	—	—	—
Issuance of common stock for production payment purchase agreement	800,000	143,000	—	—	—
Warrants issued as inducements to enter into agreements	—	127,896	20,786	—	—
Issuance of common stock from note conversion	3,432,757	683,038	—	—	—
Issuance of options for services	—	8,715	—	—	—
Net loss for the year ended, December 31, 2005	—	—	—	—	(5,942,463)

Balance, December 31, 2005	136,380,087	$23,062,607	$28,686	$—	$(31,134,731)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,942,463)	$(6,470,008)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	151,338	70,547
Accretion expense	144,858	133,507
Common stock issued for services	530,111	40,975
Amortization of deferred costs	—	306,250
Loss on asset disposal	3,702	—
Gain on the extinguishment of debt	56,509	—

Changes in operating assets and liabilities:
(Increase) in accounts and other receivables	(250,000)	1,500
(Increase) in prepaid expenses and other current assets	(307,971)	87,346
Decrease (Increase) in inventories	108,933	80,229
Decrease (increase) in reclamation asset	17,558	—
Decrease (Increase) decrease in restricted cash	(148,034)	(29,924)
(Increase) in deposits	(15,996)	5,570
Increase (decrease) in accounts payable	(478,960)	1,498,311
Increase (decrease) in accrued and other liabilities	3,556,980	765,129

Net Cash Used by Operating Activities	(2,573,435)	(3,410,568)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment, net	(157,568)	(582,041)

Net Cash Used by Investing Activities	(157,568)	(582,041)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	(41,601)	41,601
Principal payments on capital lease obligations	—	(36,912)
Payments on notes payable and long-term debt	—	(93,784)
Proceeds from notes payable	735,000	33,296
Payments to related parties	(168,937)	—
Proceeds from related parties	417,971	—
Proceeds from exercise of options and warrants	—	1,195,805
Proceeds from production payment purchase agreement	850,000	—
Net proceeds from sale of common stock	895,945	2,410,341
Proceeds from the sale of assets	52,800	—

Net Cash Provided by Financing Activites	2,741,178	3,550,347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,175	(442,262)

CASH AND CASH EQIVALENTS AT BEGINNING OF YEAR	—	442,262

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,175	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$7,848
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$530,111	$40,975
Common stock issued for debt	$626,529	$—
The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) was incorporated under the laws and of the state of Minnesota on June 2, 1997. The Company is engaged in the operation, exploration and development of mineral properties in Nevada and other parts of the western United States. The Company controls its mineral property interests through ownership, leases, and mining claims. The Company is planning exploration and development of selected properties with the intent of conducting precious and base metal mining and production operations. The Company is continually investigating new mineral properties for potential exploration, development and operation. The Company intends to attempt to provide joint venture opportunities to other mining companies to accomplish these activities. In mid-2003, the Company began formal operation of its Mineral Ridge property. As of December 31, 2005, the operations of the Mineral Ridge mine remains temporarily idled while awaiting completion of an optimized mine plan.
Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.
Reclassifications
Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the classifications used for the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances and instruments with maturities of 90 days or less at the time of purchase.
Concentrations
Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash in bank. The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s account at times, may exceed federally insured limits.
Concentration of Operations — The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.
During 2004 and 2005, 100% of revenues consisted of precious metal sales to one party.
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

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
Basic Loss Per Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	2005	2004
Net loss per share from operations:
Numerator — net loss	$(5,942,463)	$(6,470,008)
Denominator — weighted average shares outstanding	133,960,174	108,923,872

Basic Loss per Share	$(0.04)	$(0.06)

The Company’s outstanding common stock options and warrants have been excluded from the basic loss per share calculation, as they are anti-dilutive. The Company has excluded 7,378,403 common stock equivalents at December 31, 2005.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
Provision for Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Net deferred tax assets determined by applying the U.S. federal income tax rate of 39% consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$9,551,800	$7,644,580
Accrued Expenses	431,800	233,615
Depreciation	—	282,095
Deferred tax liabilities:
Depreciation	(22,200)	—
Valuation allowance	(9,961,400)	(8,160,290)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book loss	$(2,317,600)	$(2,523,300)
Accrued compensation	198,170	—
Depreciation	19,365	—
Other	(13,868)	1,385
Stock for services/options expense	206,743	18,775
Valuation allowance	1,907,190	2,503,140

Net tax provision	$—	$—

At December 31, 2005, the Company had net operating loss carry-forwards of approximately $25,000,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.
Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in the future years.
Inventories
Metals inventories consists of concentrate and dore’, including that which is on deposit at a refinery awaiting instructions to sell from the Company. All inventories are valued at the lower of cost or market, with cost being determined using the first-in, first-out methods.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
Revenue Recognition
Revenue from the sale of precious metals is recognized when title and risk of loss passes to the buyer. Precious metals are delivered to a refinery where they are held until sell instructions are given by the Company at which time revenue is recognized. Molybdenite concentrates from the Ashdown operation will be sold FOB mine site pursuant to the terms of a Long Term Agreement with Derek Raphael and Company Limited. Title transfers upon their acceptance of each twelve (12) sack lot when the material is loaded onto their transport.
Property and Equipment
Property and equipment are stated at cost. Depreciation, which includes depreciation of assets acquired through capital leases, is calculated using the straight-line method over estimated useful lives as follows:

Mining equipment	5-7 years
Computer equipment	3-5 years
Furniture and equipment	5-7 years
Vehicles	5 years
Buildings	40 years
For the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $162,777 and $170,547, respectively related to property and equipment.
Valuation and Measurement of Equity Instruments
Except for transactions with employees that are within the scope of APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is; or (2) the date at which the counter party’s performance is complete.
Stock Options
As permitted by FASB Statement 123 as amended by FASB Statement 148 “Accounting for Stock Based Compensation”, the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant. All stock option prices are based on the market price of the underlying common stock on the date of grant and therefore no compensation cost is recognized for the year ended December 31, 2005 and 2004, respectively.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
Property Acquisition and Deferred Mineral Property Development Costs
Property acquisition and deferred mineral property development costs are recorded at cost and will be capitalized once determination has been made that a mineral property has proven or probable reserves that can be produced profitably. On the commencement of profitable commercial production, depletion of each mineral property and associated accumulated costs will be provided on the units of production basis using estimated proven and probable reserves as the depletion basis.
Proven and Probable Ore Reserves
On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of metals at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with mining and processing the mineralized material. Management’s calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.
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

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge and Ashdown properties which are reflected in its financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003. See Note 4.
Property Evaluations
The Company reviews and evaluates its properties when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.
Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
Impairment of Long-Lived Assets
Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.
Management’s estimates of metals prices, recoverable proven and probable reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our mineral properties and the need for asset impairment write-downs.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
New Accounting Pronouncements
New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amend SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Golden Phoenix adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires the benefits of tax deductions different from recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, volatilities or other factors.
In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact of SAB No. 107 on our financial statements.
In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Golden Phoenix will adopt the provisions of EITF 04-6 on January 1, 2006. The will be no significant impact of adoption is on the financial statements or cash position of the Company.
In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.
In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on our financial position, results of operations or cash flows.
In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.
The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.
Preferred Stock/Common Stock
The Company had authorized 5,000,000 shares of no par value non-voting convertible preferred stock with a 10 to 1 conversion factor. In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997. The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions. At December 31, 2004, the Company had no shares of preferred stock issued and outstanding. At a meeting of the Board on January 29, 2005, the directors unanimously approved conversion of the authorized preferred to common at the rate of 10 to 1, thereby increasing the authorized shares of common stock to 200,000,000. At the date of this action, there were no shares of preferred stock outstanding.
Advertising Expense
The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2005 and 2004, respectively.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 2 — GOING CONCERN
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997. It has not generated revenues sufficient to cover its operating costs and has an accumulated deficit of $31,134,731 and a working capital deficit of $10,763,816 at December 31, 2005, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management has obtained debt and equity financing to fund the Company’s activities until sufficient revenues can be generated from operations. The Company has entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), whereby they commit to purchase up to $6 million of the shares of common stock. The related registration statement filed with the Securities Exchange Commission (“SEC”) was declared effective on February 13, 2006. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses. The Company is in the process of attempting to sell additional debt financing to other sources. The Company is seeking joint ventures on its properties in order to alleviate some of the costs associated with future exploration, development and mining operation activities. Finally, the Company expects to place the Ashdown property into full commercial operation during 2006 and generate revenues from that operation.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 3 — MINERAL PROPERTIES
Ashdown Project, Humboldt County, Nevada
The Ashdown molybdenum-gold project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada (“Ashdown”). The property covers about 6-square miles and is controlled by 101 unpatented mining claims. Golden Phoenix signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich Mines (“Win-Eldrich”) on February 5, 2004. The terms of the agreement give Golden Phoenix the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two (2) ways: (i) by placing the project into profitable production using a small mill, or (ii) by spending $5 million toward development of the project. The Company has four (4) years to complete vesting. Upon signing, Golden Phoenix paid Win-Eldrich $50,000, and beginning three (3) months after signing will pay $5,000 per month until a cash distribution through profitable production is achieved.
Golden Phoenix has completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment was 90% complete at year-end, and the facility will be prepared to process material in the near term. Golden Phoenix plans to assess expansion into a larger operation once production is underway. The Company has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker. Golden Phoenix will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract.
By the end of the 2005, the permits remaining before full mining operations commence were limited to the Environmental Assessment and the Plan of Operations (“POO”). Both of these documents are currently being reviewed by the agencies in their final draft form. Interim progress at the mine has been accomplished under a Notice of Intent level permit that allows for the removal, test processing and marketing of a 1000-ton sample. The activities that have been undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process have not substantially impacted our operations to date. During 2005, the Company had spent $658,596 on this project and assumed long term debt of approximately $82,500.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 3 — MINERAL PROPERTIES
(Continued)
Mineral Ridge Property
On November 7, 2000 the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada (“Mineral Ridge”). The mine was acquired out of bankruptcy and the trustee was conducting only minimum maintenance activities at the time. The permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management at the time of the purchase. Since then the Company has obtained new permits based upon a revised Plan of Operations, posted a reclamation surety bond of approximately $2,693,000 (See Note 5), and the Mineral Ridge mine was placed in full operation in the spring of 2004.
The Company has determined, with the assistance of Behre Dolbear and Company, Inc., independent and qualified consultants from Denver, Colorado, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable reserves that can be recovered using a cyanide heap leaching process. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8% process recovery. There are an additional 10,000 recoverable ounces estimated to be on the leach pad. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and costs of capital (total costs) are estimated at $241.63 per ounce.
The Company’s operations to date have yielded certain amounts of precious metal product that has been sold resulting in revenues of $746,490 in 2005 and $1,560,419 in 2004. Costs associated with these activities totaled $210,940 in 2005 and $3,806,968 in 2004. Under-performance of the leach pads and associated high production costs resulted from Golden Phoenix’s failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study of May 2003. On January 12, 2005, the Company announced its decision to temporarily idle the mine pending a full review of the engineering options and optimization of a revised mine and operations plan.
Borealis Property
In the fourth quarter of 2004 the Company and Gryphon Gold Corporation (“Gryphon Gold”) entered into negotiations for the sale of the Borealis property to Borealis Mining Company (“Borealis Mining”), a subsidiary of Gryphon Gold. An agreement was made during January of 2005 for the sale of all Borealis rights held by the Company to Borealis Mining. The agreement is for cash payments of $1,400,000, with the first payment of $400,000 due on the agreement signing date. Payments of $250,000 are due every three (3) months until full payment has been completed. Borealis Mining completed its final payment on January 31, 2006. Golden Phoenix retains no further rights or interest in the property.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 3 — MINERAL PROPERTIES
(Continued)
Contact Copper Property
On December 23, 2004, Golden Phoenix terminated the Joint Venture Agreement with International Enexco Ltd. (“Enexco”) dated as of January 28, 1998 (the “Enexco Agreement”) and the Exploration License and Option to Purchase with F.W. Lewis, Inc, (“Lewis”) dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”). The Company interest in the property is limited to a 100% undivided interest in six (6) unpatented mining claims over a portion of what is known as the Banner Zone deposit. In prior periods, the Company recorded $5,680,439 (see Note 7) for prior work commitments, stock obligations and property payments relating to these agreements. The Company is currently in negotiation with the parties to resolve these outstanding obligations, and anticipates a positive outcome due to provisions in these agreements that the Company believes substantially limits the recovery of these obligations after the agreements have been terminated by the Company. However, the ultimate resolution cannot be determined at this time.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 4 — RECLAMATION ASSET AND OBLIGATION
Effective January 1, 2003, the Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs. As of December 31, 2002, the Company had recognized a reclamation liability of $900,000 representing the net present value of the estimated reclamation costs related to the Mineral Ridge property given its condition at the time of acquisition in October 2000. No additional liability was recorded from the time of acquisition through December 31, 2002 since the property was not in production and existing generally accepted accounting principles did not provide for the recognition of addition liability under those circumstances. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is being included in depreciation expense and the accretion of the discounted liability is being recorded as a separate operating expense in the Company’s statement of operations with a corresponding increase in the reclamation liability. On this basis, using a credit adjusted risk free interest rate of 8.5%, the Company determined a reclamation asset of $1,063,300 and related reclamation obligation at October 2000 and eliminated the existing $900,000 recorded obligation. Accretion of the discounted liability through December 31, 2002 totaled $206,172 resulting in a reclamation liability totaling $1,269,472 and a net gain of $693,828 as a result of the cumulative effect of the change in this accounting principle which amount has been reflected separately as other income (expense) during the year ended December 31, 2003. Since the Mineral Ridge property was not in production prior to December 31, 2002, no depreciation of the reclamation asset has been considered pursuant to the adoption of SFAS No. 143 for the period from October 2000 through December 31, 2002.
In connection with the new reclamation permit obtained in May 2003, the Company increased its estimated reclamation costs based on the new operating plan for the Mineral Ridge property. Accordingly, on June 1, 2003, the Company increased the Mineral Ridge property reclamation asset by $830,724 to $1,894,024 based on the revised estimate using a credit adjusted risk free interest rate of 8.5% with a corresponding increase in the related reclamation obligation. Depreciation of the reclamation asset was recognized for the year ended December 31, 2004 in the amount of $36,156 and $17,558 for the year ended December 31, 2005, using the units-of-production method.
Accretion expense related to the reclamation obligation for the year ended December 31, 2005, and 2004 was $144,858 and $133,507, respectively.
The following is a description of the changes to the Company’s asset retirement obligation from January 1 through December 31, 2005:
Reclamation obligation (asset retirement obligation) as

	2005	2004
Reported at December 31	$2,352,235	$2,218,728
Impact of adopting SFAS No. 143	—	—
Accretion expense:
Revision in reclamation cost estimates	—	—
Accretion expense — January 1 through December 31	144,858	133,507

Reclamation obligation at December 31	$2,497,093	$2,352,235

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 5 — RECLAMATION SURETY BOND
During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond, to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred to the insurance company approximately $1,800,000 of the reclamation cash deposits that had been presented in previous periods as restricted cash for the reclamation of the Mineral Ridge property. The Company has paid an additional $526,505 of premiums on the reclamation bond policy through December 31, 2005. The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.
Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property. This amount has been reflected as part of the Restricted Funds-Reclamation Obligations asset in the accompanying financial statements. The remaining amount consists of an $11,311 annual insurance premium, which is being amortized over a twelve (12) month period and $518,542, which represents the portion of the premium to be amortized over the twelve (12) year term of the policy. At December 31, 2005, the total current portion of the prepaid insurance premiums related to this policy totaled $47,925 and the long-term portion totaling $408,700. This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.
NOTE 6 — AMOUNTS DUE TO RELATED PARTIES
At various times officers and shareholders of the Company have advanced funds to pay operating, general and administration costs with the Company making partial repayments periodically. A total of $459,370 and $208,962 was payable to these related parties as of December 31, 2005 and 2004, respectively. Interest has been imputed at a rates of 8% — 18% on amounts outstanding in excess of twelve (12) months. As of December 31, 2005 and 2004, total accrued interest of $119,967 and $76,521 has been recognized respectively. These advances along with the imputed accrued interest are unsecured and due on demand.
In addition to the above related-party notes, one long-term note payable was issued for the purchase of what is known as the Ashdown Pilot Mill for $200,000. The note has had payments made with a balance now due of $23,048. After the note was issued the holder became an employee of the company. As of December 31, 2005 and 2004, total accrued interest of $10,648 and $3,055 has been recognized respectively.
The Company incurred related party interest expense of $51,039 and $20,902 for the years ended December 31, 2005 and 2004, respectively.
NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2005:
Terminated exploration agreements liabilities	$5,680,439
Officers accrued salaries and deferred compensation	557,325
Accrued payroll and related expenses	62,337
Accrued interest	54,000
Accrued royalty	30,000
Accrued travel expenses	46,158

$6,430,259

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 8 — CAPITAL LEASES
The Company leases certain computer software and equipment with lease terms through July 2006. Obligations under these capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments.
Obligations under capital leases at December 31, 2005 consisted of the following:

Capital lease payable to GE Capital, dated July 5, 2001, payable at $1,195 per month, including interest imputed at 18.9% per annum, maturity July 5, 2006, secured by certain computer equipment	4,679

Total	4,679
Less: Current Portion	4,679

Long-term portion	$—

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

2006	$4,782
2007	—
2008	—
2009 and there after	—

Total Future Lease Payments	$4,782
Less amount representing interest	103

Total future minimum lease payments	$4,679

The Company recorded depreciation expense of $6,372 and $6,372 for the years ended December 31, 2005 and 2004, respectively, for equipment under capital leases.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 9 — LONG TERM DEBT
Long term debt consisted of the following at December 31, 2005:

Note payable to GMAC, dated May 11, 2004, payable at $558 per month with no interest, through May 2009, secured by a 2004 GMC Sierra truck	22,883
Note payable to GMAC, dated May 11, 2004, payable at $538 per month with no interest, through May 2009, secured by a 2004 GMC Sierra truck	22,039

Total	55,033
Less: Current portion of long term debt	17,477

Total Long-term debt	$37,556

Maturities on long term debt are as follows:

2006	$17,477
2007	17,477
2008	14,600
2009 and thereafter	5,479

Total	$55,033

NOTE 10 — CONVERTIBLE NOTES PAYABLE
At December 31, 2004, the Company had twelve (12) convertible notes payable totaling $455,000. These notes originated in January through April 2000 and accrue interest at 12% per annum. Principal and interest became due in 2005. The principal and interest on the notes are convertible into common stock of the Company at $0.20 to $0.30 per share. During 2005, five (5) note holders converted $626,803 for 3,432,757 shares of common stock. As of December 31, 2005, the balance of convertible notes outstanding was $100,000, accrued interest on the remaining convertible notes totaled $69,690. If the principal and interest on these notes were converted as of December 31, 2005, the Company would have been required to issue 758,841 shares of common stock to the remaining holders of the convertible notes.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Leases
The Company leased its facilities under a non-cancelable operating lease that expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of three cents ($0.03) per square foot on each anniversary date. The current twelve (12) month rate is $6,720 per month. The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2005.

2006	$81,690
2007	84,210
2008	86,730
2009	89,250
2010	91,770
2011	54,390

Total	$488,040

In addition, the Company entered into a lease agreement for mining equipment at the Ashdown Property. The lease agreement provides for month-to-month rental payments totaling $32,905.
On August 26, 2005, the Company also entered into a lease for the Kingston Mill as part of a settlement regarding a dispute with Retrievers LLC, John Tingue and Kris Tingue (collectively, the “Retrievers”) over the transport and storage of portions of its mill facilities on their property. To date, the Company has paid the Retrievers $60,000 in consideration for the lease. In addition, this lease agreement obligates the Company to use Retrievers for all of its excavation, road maintenance, transportation of material between the mine and the mill and reclamation work on the property for the next five years. Retrievers granted to Golden Phoenix the exclusive right and option to purchase the Kingston Mill for $250,000. This option expires on August 26, 2010. The purchase price will be reduced by $50,000 upon each annual anniversary of the lease agreement. The pricing for labor and equipment in connection with the work to be completed by Retrievers will be negotiated between the parties and will reflect current area and industry rates. Retrievers retain a lien on the mill as security for the contract.
Rental expense for all operating leases was $115,945 and $107,445 for the years ended December 31, 2005 and 2004, respectively.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 11 — COMMITMENTS AND CONTINGENCIES
(Continued)
Employment Agreements
David A. Caldwell
On February 22, 2006, the Company entered into an Employment Agreement with David A. Caldwell to render full-time employment to the Company as President and Chief Operating Officer effective as of February 15, 2006. Mr. Caldwell’s duties are to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships and public relations, in the United States and such other locations as deemed appropriate by the Board.
Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Caldwell’s salary for the services to be rendered by him at the rate of One Hundred Forty Five Thousand and No/100 Dollars ($145,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Caldwell’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to William D. and Candida Schnack (the “Schnacks”) and the Ashdown Milling Company LLC (“Ashdown Milling”) finance programs relating to the Ashdown mine.
Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown mine has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Caldwell’s salary will be adjusted to One Hundred Sixty Five Thousand and No/100 Dollars ($165,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.
Mr. Caldwell has also been granted 600,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share. One fourth of the options shall vest each ninety (90) day period from the date of the grant date resulting in one hundred percent (100%) vesting on the first anniversary of the grant date. The options have a term of five (5) years and are subject to other standard terms and conditions under the applicable stock option plan of the Company. Mr. Caldwell has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 11 — COMMITMENTS AND CONTINGENCIES
(Continued)
Kenneth S. Ripley
On March 13, 2006, the Company entered into an Employment Agreement with Kenneth S. Ripley to render employment to the Company as Chief Executive Officer effective as of January 1, 2006. Mr. Ripley’s duties are to will have the duties and responsibilities of the Company’s Chief Executive Officer, as specified in the Company’s Bylaws, and as directed by the Company’s Board, to whom Mr. Ripley will report. Additionally, Mr. Ripley shall do and perform all lawful services, acts, or other things necessary or advisable to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships and public relations, in the United States and such other locations as deemed appropriate by the Board.
Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Ripley’s salary for the services to be rendered by him at the rate of One Hundred Eighty Thousand and No/100 Dollars ($180,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Ripley’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine.
Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown mine has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Ripley’s salary will be adjusted to One Hundred Ninety Five Thousand and No/100 Dollars ($195,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually. Mr. Ripley has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 11 — COMMITMENTS AND CONTINGENCIES
(Continued)
Robert P. Martin
On March 8, 2006, the Company entered into an Employment Agreement with Robert P. Martin to render employment to the Company as Executive Vice President and Corporate Secretary effective as of January 1, 2006. Mr. Martin’s duties are to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships, marketing and public relations, in the United States and such other locations as deemed appropriate by the Board.
Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Martin’s salary for the services to be rendered by him at the rate of One Hundred Thirty Five Thousand and No/100 Dollars ($135,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Martin’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine.
Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown Mine has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Martin’s salary will be adjusted to One Hundred Fifty Five Thousand and No/100 Dollars ($155,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually. Mr. Martin has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.
Larry A. Kitchen
On March 22, 2006, the Company entered into an Employment Agreement with Larry A. Kitchen to render employment to the Company as the Principal Accounting Officer effective as of January 1, 2006. Mr. Kitchen’s duties will be to (i) provide financial and administrative support to the minesite personnel, including but not limited to risk management programs, cash management, treasury and human resources; (ii) assist with fostering and maintaining relationships with banking and financial institutions; (iii) oversee the Company’s cost management and control procedures and assist in preparing the management reporting standards and adherence thereto and (iv) assist in preparing the Company’s budget and financial projections. Mr. Kitchen’s salary shall be $2,000 per month payable in advance in addition to reimbursement of reasonable business related expenses.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 11 — COMMITMENTS AND CONTINGENCIES
(Continued)
Mineral Property Lease — F.W. Lewis Contact Property
The Contact property was held through agreements with two (2) separate entities, Enexco and Lewis. On December 23, 2004, Golden Phoenix terminated the Enexco Agreement and the Lewis Agreement. In prior periods, the Company recorded $5,680,439 (see Note 7) for prior work commitments, stock obligations and property payments related to these agreements. The Company is currently in negotiation with the parties to resolve these outstanding obligations, and anticipates a positive outcome due to provisions in these agreements that the Company believes substantially limits the recovery of these obligations after the agreements have been terminated by the Company. However, the ultimate resolution cannot be determined at this time.
As part of the purchase of the Mineral Ridge mine, the Company assumed a net smelter returns royalty agreement with Mary Mining Company, Inc. The agreement calls for a production royalty of the net smelter returns. The royalty percentage rate is based on the price of gold per troy ounce.

Royalty
Price of Gold per Troy Ounce	Rate
Less than or equal to $300 U.S.	2.5%
Greater than $300, but less than or equal to $325	3.0%
Greater than $325, but less than or equal to $350	3.5%
Greater than $350, but less than or equal to $375	4.0%
Greater than $375, but less than or equal to $400	4.5%
Greater than $400, but less than or equal to $500	5.0%
The Company is required to pay a minimum advance royalty of $60,000 per year due July of each year, which shall be credited cumulatively against the production royalty payments. As of the date of this report the Company remained obligated to pay the 2005 minimum advance royalty.
Environmental Obligations
As part of the purchase of the Mineral Ridge mine and related assets, the Company is responsible for future closure, reclamation and remediation costs (See Notes 1 and 3). The Company prepared a reclamation plan for $2,693,000 that was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in May 2003. The estimated future reclamation and remediation cost and related assets and liabilities have been recognized in the financial statements in accordance with SFAS 143 (See Note 4).
As part of the permitting process for its Ashdown Joint Venture, the Company is responsible for total reclamation bonding of estimated to be $180,000. Presently, $161,000 has been posted with the Bureau of Land Management and Nevada Department of Environmental Protection, and the remaining amount will be deposited prior to initiation of full-scale mining.
The Company has obtained a reclamation surety bond in connection with theses obligations (See Note 5).

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 11 — COMMITMENTS AND CONTINGENCIES
(Continued)
Common Stock Purchase Agreement
On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of our common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. Golden Phoenix issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.
Litigation
On September 30, 2005 American Asphalt and Grading, Inc. initiated an action against the Company in the Fifth Judicial District Court of the State of Nevada and For the County of Nye. The Summons and Complaint names Golden Phoenix Minerals, Inc. as the defendant in a breach of contract action. American Asphalt and Grading, Inc. has a mechanics lien for work performed on the Company’s Mineral Ridge property. The amount of the claim is approximately $297,413 plus attorney’s fees and costs. On October 18, 2005, the parties have agreed to stay the proceedings while they continue to negotiate a settlement acceptable to all parties. Negotiations are currently proceeding and the ultimate resolution cannot be determined at this time.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 12 — RELATED PARTY TRANSACTIONS
The Company had a consulting agreement with Whitney & Whitney, Inc. (“Whitney & Whitney”). The consulting agreement called for Whitney & Whitney to provide metallurgical, geological and plant design services related to the Company’s projects along with assistance related to general business and financial matters. The agreement also called for payments from the Company of a minimum of $2,500 per month in restricted shares of common stock. The agreement was terminated effective March 30, 2005. The President of Whitney & Whitney, Dr. John W. Whitney, is no longer a significant shareholder of the Company, with less than one percent (<1%) ownership.
On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling. Under the terms of the Production Payment Purchase Agreement, Ashdown Milling agreed to purchase a production payment to be paid from the production of the Company’s Ashdown Mine for a minimum of $800,000. In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company. In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500.000. The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid. Each of Messrs. Martin and Ripley is a member, manager, and lead investor in Ashdown Milling. The Company’s Board approved the transaction. Neither Mr. Martin nor Mr. Ripley is a director of the Company. As of December 31, 2005, there had been $850,000 advanced to the Company pursuant to this agreement with a corresponding amount of common stock and warrants. This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement
During the year ended December 31, 2005, the Company has received amounts from its interim chief financial officer in the form of short promissory notes, portions of which were repaid at various times during the year. In addition, the interim chief executive officer has made various payments in behalf of the Company. Interest is being charged on these amounts at eighteen percent (18%) per annum and with set up charges have an annual effective rate of twenty-three percent (23%). As of December 31, 2005, the total obligation due to the interim chief executive office was $317,370 plus related accrued interest of $36,557. These amounts have been reflected as current liabilities due to a related party in the accompanying financial statements.
In 2004, the Company acquired a pilot mill from an individual who is currently employed by the Company. The Company has made periodic payments on the related liability. Interest is being charged on the related debt at a rate of twelve percent (12%) per annum. As of December 31, 2005, the remaining outstanding principal balance associated with this obligation was $23,048 along with $10,648 of accrued interest.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 13 — OUTSTANDING STOCK OPTIONS
The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.
FASB Statement 123 as amended by FASB Statement 148, “Accounting for Stock-Based Compensation”, requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2004: dividend yield of zero percent; expected volatility of 101% risk-free interest rate of 3.5 percent and expected life of five (5) years.
Had compensation cost for the Company’s stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would not have recorded an additional expense. Also under these same provisions, the Company’s net loss would not have been changed by the pro forma amounts indicated below:

	2005	2004
Net loss:
As reported	$(5,942,463)	$(6,470,008)
Pro forma	$(6,050,778)	$(6,470,008)

Basic income (loss) per share:
As reported	$(0.04)	$(0.06)
Pro forma	$(0.05)	$(0.06)

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2003	6,230,715	$0.13

Granted	38,267	0.44
Canceled/ Expired	—	—
Exercised	—	—

Outstanding, December 31, 2004	6,268,982	$0.24

Granted	1,540,000	0.16
Canceled/Expired	(3,073,361)	0.28
Exercised	—	—

Outstanding, December 31, 2005	4,735,621	$0.19

	Number	Weighted	Weighted	Number	Weighted
Exercises	Outstanding	remaining	Average	Exercisable	Average
Prices	at 12/31/05	Contractual Life	Exercise Price	at 12/31/05	Exercise Price
0.40	12,506	0.12	0.44	12,506	0.44
0.10	2,465,715	(a )	0.15	2,465,715	0.15
0.30	740,000	1.53	0.37	740,000	0.37
0.10	1,277,400	2.53	0.15	1,277,400	0.15
0.20	240,000	4.15	0.19	240,000	0.19

0.14	4,735,621	2.34	0.19	4,735,621	0.19

(a) The term of these options is from the grant date until six (6) months after all loans, advances or other debts due to employees granted these options have been paid in full. These options were issued under a non-qualified plan in 2000 and are not part of the Employee Stock Option Plan of 2002. They have not been registered with the SEC and the stock represented by them is under a Rule 144 restriction.
During the year ended December 31, 2005, the Company granted 300,000 stock options to various employees under the Employee Stock Option Plan of 2002. These options were issued with an exercise price of $0.15 per share. All of these options vested immediately on issuance.

GOLDEN PHOENIX MINERALS, INC.
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 14 — OUTSTANDING STOCK WARRANTS
A summary of the status of the Company’s stock warrants as of December 31, 2005 and 2004 and changes during the years are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2003	12,618,236	$0.13
Granted	—	—
Canceled/Expired	(990,333)	0.12
Exercised	(10,352,551)	0.13

Outstanding, December 31, 2004	1,275,352	$0.24
Granted	1,617,430	0.16
Canceled / Expired	—	—
Exercised	—	—

Outstanding, December 31, 2005	2,892,782	$0.20

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants to purchase common stock at December 31, 2005:

Expiration Date	Price	Number
2006	0.20	350,000
2006	0.25	925,352
2007	0.14	1,017,430
2008	0.20	600,000

		2,892,782

NOTE 15 — OTHER CURRENT LIABILITIES
At a meeting of the Board on February 18, 2005, the directors unanimously approved Michael Fitzsimonds separation agreement. The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits followed by 180 hours of vacation. The company then would pay him $394,000 in 59 equal monthly payments. He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it. Mr. Fitzsimonds loaned $100,000 to the company in 1998 on which the company pays $1,350 a month for interest. The principal is to be repaid on or before February 18, 2008. There is no prepayment penalty. Other current liabilities reflect $85,490 for the current portion of this agreement and $426,866 (including the loan described above) has been recognized as long-term debt.
NOTE 16 — NOTES PAYABLE
At December 31, 2005 the Company had an outstanding note payable due to an unrelated party with an unpaid balance of $37,541. The obligation bears interest at a rate of fifteen percent (15%) per annum with a total of $9,143 of accrued interest at December 31, 2005.
On May 10, 2005, the Company entered into a financing agreement with unrelated parties wherein the lender could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from its Ashdown mineral property. The advances are restricted to funding activities associated with the Ashdown mineral property. Advances are to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement. In consideration of the advances, the lender will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share. In addition, the Company agreed that, during the period that is two (2) years from the date of the Agreement, in the event there is any dilution of the stock of the Company, the number of warrants to the Lender shall be increased to reflect this dilution. As of December 31, 2005, the Company had received $735,000 pursuant to this agreement and had recognized $1,470,000 of the premium as interest expense. The value of the 1,000,000 warrants of $64,931 is being amortized over the life of the obligation. An additional 17,430 warrants valued at $1,713 have been issued in conjunction with the anti-dilution provisions of the agreement. The obligation was due in full on February 1, 2006. Subsequently the repayment term was extended to May 1, 2006.
NOTE 17 — SUBSEQUENT EVENTS
In February and March 2006, the Company entered into employment agreements with its officers. See Note 11 for a detailed review and discussion of those agreements.
On January 19, 2006, the Company entered into a Termination Agreement with Fusion Capital regarding a Common Stock Purchase Agreement entered into on July 13, 2005. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement with Fusion Capital wherein Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a 24 month period. See Note 11 for a detailed review and discussion of those agreements. Subsequent to the execution of the agreement, the Company has initiated the sale of commencement shares under the new Common Stock Purchase Agreements and has issued 1,106,527 shares of its common stock for $420,001 in cash proceeds or an average of $0.38 per share.
Subsequent to December 31, 2005, the Company has authorized the granting of a total of 2,325,000 options to purchase shares of the Company’s common stock to officers, employees and consultants of the Company. These options have an exercise price of $0.24 per share with a 5 year term with a general vesting schedule of 25% for every 90 days of service subsequent to the grant date, with the exception of 300,000 options granted to the Company’s interim chief executive officer which will vest immediately.
In addition, subsequent to December 31, 2005, the Company received an additional $650,000 associated with the Ashdown Milling Company, LLC transaction discussed in Note 12. Accordingly, the Company has an obligation to issue and grant a corresponding number of shares of its common stock and warrants to purchase common stock.

Exhibit Index

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1	Agreement, dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.2	Kennecott Agreement — Option to Purchase with Exploration Rights, dated September 19,1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997

10.3	Option Agreement, dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.1 to the period ended September 30, 1997 as filed with the SEC on November 10, 1997

10.4	Amended Supplemental Agreement, dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2A to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.6	Mineral Lease Agreement and Option to Purchase, dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997

10.7	Financial Consulting Agreement, dated March, 1998, by and between Market Survey’s International, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on April 27, 1998

Exhibit No.	Description	Location
10.8	Financial Consulting Agreement, by and between Steven Heard and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.9	Financial Consulting Agreement, by and between Jason Bahnman and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

10.10	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

10.11	Mineral Ridge Mine Sale Agreement, dated October 9, 2000, by and between Thomas L. Minsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000

10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003

10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc.	Provided herewith

10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Provided herewith

10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Provided herewith

Exhibit No.	Description	Location
10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Provided herewith

10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Provided herewith

10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Provided herewith
10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Provided herewith

10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Provided herewith

21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith