Form 10QSB
period 2006-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-05-19
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

[	]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1878178
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

1675 East Prater Way, Suite 102, Sparks, Nevada	89434
(Address of Principal Executive Offices)	(Zip Code)

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

Yes[ X ]	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes[	]	No [ X ]

As of May 12, 2006, there were 140,003,493 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):	Yes[	]	No [ X ]

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 134,967	$ 10,175
Receivables	4,865	260,000
Prepaid Expenses and other current assets	505,875	533,160
Materials and supplies inventory	23,686	22,299
Total current assets	669,393	825,634

PROPERTY AND EQUIPMENT
Land	57,599	57,599
Buildings	116,020	116,020
Vehicles	229,149	262,636
Computer equipment	109,332	109,332
Office furniture and equipment	19,341	18,221
Mining equipment and rolling stock	935,108	935,108
Assets under construction	523,012	469,256
Accumulated depreciation	(635,552)	(621,357)
Total property and equipment, net	1,354,009	1,346,815

OTHER ASSETS
Restricted funds -- reclamation obligations	1,998,009	1,996,857
Reclamation asset, net	1,826,140	1,826,140
Prepaid bond insurance premiums	352,897	363,700
Deposits	54,835	48,380
Total other assets	4,231,881	4,235,077

TOTAL ASSETS	$ 6,255,283	$ 6,407,526

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

(Continued)

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 1,312,945	$ 1,278,499
Accrued Liabilities	6,559,255	6,430,259
Current portion of long-term debt	9,705	17,477
Capital lease obligations - current portion	1,093	4,679
Note payable and related accrued interest	3,100,000	2,351,685
Convertible notes payable and related accrued interest	222,607	169,690
Other current liabilities	101,671	107,065
Deferred revenue	904,567	617,063
Amounts due to related parties	394,299	613,033
Total current liabilities	12,606,142	11,589,450

LONG-TERM LIABILITIES
Reclamation obligation	2,534,530	2,497,093
Long-term debt	19,965	37,555
Severance costs	303,101	326,866
Total long-term liabilities	2,857,596	2,861,514

TOTAL LIABILITIES	15,463,738	14,450,964

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 200,000,000 shares authorized
137,801,355 and 136,380,087 issued and outstanding, respectively	23,804,353	23,062,607
Common stock subscribed	34,110	28,686
Stock subscription receivable	(82,500)	-
Accumulated deficit	(32,964,418)	(31,134,731)
Total stockholders' equity (deficit)	(9,208,455)	(8,043,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,255,283	$ 6,407,526

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Operations

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

REVENUES

Sale of precious metals	$ -	$ 169,048

EXPENSES

Cost of mining operations	79,212	504,187
Exploration, mineral property leases, and
minimum work commitment expenses	627,537	138,272
Accretion expense	37,437	31,800
General and administrative	453,177	392,632
Depreciation and depletion	26,474	43,569

Total Expenses	1,223,837	1,110,460

LOSS FROM OPERATIONS	(1,223,837)	(941,412)

OTHER INCOME (EXPENSE)

Interest income	1,152	178
Interest expense	(608,368)	(37,420)
Other income net	-	21,525
Gain on sale of asset	1,366	1,400,000
Total Other Income (Expense)	(605,850)	1,384,283

INCOME/(LOSS) BEFORE INCOME TAXES	(1,829,687)	442,871

INCOME TAXES	-	-

NET INCOME/(LOSS)	$ (1,829,687)	$ 442,871

BASIC INCOME/(LOSS) PER SHARE	$ (0.01)	$ 0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	136,480,885	128,664,985

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Shares		Stock Subscriptions	Stock Subscriptions	Accumulated
	Shares	Amount	Payable	Receivable	Deficit
Balance, December 31, 2004	119,721,984	$ 20,684,330	$ —	$ —	$ (25,192,268)
Issuance of common stock for cash	9,354,860	895,945	7,900	—	—
Issuance of common stock for directors fees	113,828	19,000	—	—	—
Issuance of common stock for services	2,956,658	500,683	—	—	—
Issuance of common stock for production payment purchase agreement	800,000	143,000	—	—	—
Warrants issued as inducements to enter into agreements	—	127,896	20,786	—	—
Issuance of common stock from note conversion	3,432,757	683,038	—	—	—
Issuance of options for services	—	8,715	—	—	—
Net loss for the year ended, December 31, 2005	—	—	—	—	(5,942,463)
Balance, December 31, 2005	136,380,087	23,062,607	28,686	—	(31,134,731)
Issuance of common stock for cash (unaudited)	434,450	160,000	—	—	—
Issuance of common stock for services (unaudited)	5,000	1,950	—	—	—
Issuance of common stock for production payment purchase agreement (unaudited)	650,000	219,200	—	—	—
Issuance of stock from the exercise of warrants (unaudited)	64,000	16,000	—	—	—
Issuance of options for services (unaudited)	—	88,073	—	—	—
Warrants issued as inducements to enter into agreements (unaudited)	—	145,337	—	—	—
Issuance of common stock & warrants for stock subscription payable (unaudited)	50,000	28,686	(28,686)	—	—
Issuance of common stock for stock subscription receivable (unaudited)	217,818	82,500	—	(82,500)	—
Cash received for the exercise of warrants not yet issued (unaudited)	—	—	34,110	—	—
Net loss for the quarter ended, March 31, 2006 (unaudited)	—	—	—	—	(1,829,687)
Balance, March 31, 2006 (unaudited)	137,801,355	$ 23,804,353	$ 34,110	$ (82,500)	$ (32,964,418)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$ (1,829,687)	$ 442,871
Adjustments to reconcile net income/(loss) to net
Depreciation and depletion	26,475	43,569
Loss (gain) on disposal of asset	(1,366)	-
Accretion expense	37,437	31,800
Common stock issued for services	92,064	590,598
Common stock issued for exploration and property costs	-	114,978
Changes in operating assets and liabilities
(Increase) decrease in accounts and other receivables	255,136	(1,000,863)
(Increase) in receivables -- related party	-	3,224
Decrease in prepaid expenses	38,088	34,000
Decrease in inventories	(1,387)	(40,790)
(Increase) decrease in reclamation asset	-	3,942
(Increase) decrease in restricted cash	(1,152)	(178)
Decrease in deposits	(6,455)	(58)
(Increase) decrease in accounts payable	34,445	488,530
(Increase) decrease in accrued liabilities	638,387	(24,434)
Net cash used by operating activities	(718,015)	687,189

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(54,878)	(167,030)
Net cash used by investing activities	(54,878)	(167,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Overdraft of accounts	-	(41,601)
Principal payments on capital lease obligations	-	(25,730)
Proceeds from sale of assets	22,575	-
Payments on notes payable and long-term debt	-	69,767
Payments on notes payable to related parties	(250,000)	-
Principal and interest payments on convertible notes	-	(479,947)
Proceeds from debt	265,000	-
Proceeds from production payment purchase agreement	650,000	-
Proceeds from exercise of options and warrants	50,110	-
Net proceeds from sale of common stock	160,000	-
Net cash used by financing activities	897,685	(477,511)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,792	42,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,175	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 134,967	$ 42,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 6,666	$ 37,420
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Common stock issued for services	$ 92,064	$ 590,598
Common stock issued for exploration and property costs	$ -	$ 114,978

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

March 31, 2006 and December 31, 2005

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three (3) months ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, has an accumulated deficit of $32,964,418 and a working capital deficit of $11,854,249 at March 31, 2006, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital from the sale of the Borealis Project to fund some of the Company’s activities until sufficient revenues can be generated from operations. The Company also plans to obtain funds through the exercise of outstanding stock warrants, which would provide additional working capital to cover the costs of its mineral property and other corporate expenses.

The Company also has access to additional funds pursuant to the terms of that certain Common Stock Purchase Agreement by and between the Company and Fusion Capital Fund II, LLC (“Fusion Capital”) dated as of January 20, 2006, which it may access from time to time until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved.

The Company will continue to seek joint ventures for its properties with third parties in order to alleviate some of the costs associated with its current and future exploration, development and mining operation activities.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

March 31, 2006 and December 31, 2005

NOTE 3 -	OUTSTANDING STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amend SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Golden Phoenix adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires the benefits of tax deductions different from recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, volatilities or other factors. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2006: dividend yield of 0%; expected volatility of 92% risk-free interest rate of 4.74%; and expected life of five (5) years.

Three Months
2005

Net Income, as reported	$ 442,871
Addback:
Stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	236
Deduct:
Total stock- based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-

Pro forma net loss	$ 443,107

Pro forma (loss) earnings per share:
Basic and diluted - as reported	$ 0.00
Basic and diluted - pro forma	$ 0.00

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

March 31, 2006 and December 31, 2005

NOTE 3 -	OUTSTANDING STOCK OPTIONS (continued)

Net loss for the quarter ended March 31, 2006 includes $88,073 of non-cash stock-based compensation expense issued to employees and consultants. Due to unexercised options granted at March 31, 2006, we will recognize a total of $364,621 of compensation expense over the next three (3) quarters for employees and consultants as a result of the adoption of FAS 123R. Stock options issued in the quarter ended March 31, 2006 carry a vesting schedule which allows the exercise rights at the rate of 25% starting 90 days after the effective date and 25% every 90 days thereafter until 100% are available for exercise after a total of 360 days.

A summary of the status of the Company’s stock option plans as of March 31, 2006 and changes during the year is presented below:

		Weighted
		Average
	Options	Exercise Price

Outstanding, December 31, 2005	4,735,621	$ 0.19

Granted	2,300,000	0.24
Cancelled/Expired	(692,506)	0.27
Exercised	(227,400)	0.15

Outstanding, March 31, 2006	6,115,715	$ 0.20

Exercisable, March 31, 2006	4,115,715	$ 0.18

Outstanding			Exercisable
	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Outstanding	Contractual	Exercise	Exercisable	Exercise
at 3/31/06	Life	Price	at 3/31/06	Price

2,465,715	(a)	$ 0.15	2,465,715	$ 0.15
400,000	2.52	0.37	400,000	0.37
750,000	3.85	0.15	750,000	0.15
200,000	3.85	0.19	200,000	0.19
2,300,000	4.88	0.24	300,000	0.24

6,115,715	3.74	$ 0.20	4,115,715	$ 0.18

(a) The term of these options is from the grant date until six (6) months after all loans, advances or other debts due to employees granted these options have been paid in full.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

March 31, 2006 and December 31, 2005

NOTE 4 -	OUTSTANDING STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of March 31, 2006 and changes during the year is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2005	2,892,782	$ 0.20

Granted	817,083	0.20
Canceled / Expired	(833,352)	0.25
Exercised	(64,000)	0.25

Outstanding, March 31, 2006	2,812,513	$ 0.18

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2006:

Expiration Date	Price	Number
2006	$ 0.20	350,000
2006	$ 0.25	28,000
2007	$ 0.14	1,034,513
2008	$ 0.20	800,000
2009	$ 0.20	600,000

		2,812,513

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

March 31, 2006 and December 31, 2005

NOTE 5 -	INCOME FROM SALE OF ASSETS

On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation (“Gryphon Gold”). Under the terms of the agreement, Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of $5 million dollars over a four (4) year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional $4 million dollars in expenditures. Gryphon Gold paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive Joint Venture Agreement.

On January 31, 2005, the Company closed an agreement to sell its 30% interest in the Borealis gold project to Borealis Mining Company, a subsidiary of Gryphon Gold, (“Borealis Mining”) for a series of cash payments totaling $1,400,000. On January 31, 2006, the Company received the final payment under the contract and retains no further interest in the assets or liabilities associated with the property.

NOTE 6 -	SUBSEQUENT ITEMS

On April 18, 2006, the Company executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units (the “Claims”) covering approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (the “Northern Champion Property”) together with a NI43-101 report describing a molybdenite deposit within the area of the Claims.

Pursuant to the terms of the agreement, the Company is obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006. Each payment shall be distributed as follows, $9,991.560 to Mr. Lalonde, $9,247,45 to each of Messrs. Robitaille and Davis, and $2,763.61 to Mr. Dockweiler. In addition, the agreement provides that the Company shall issue 735,000 shares of common stock of Golden Phoenix to the Vendors. Said shares of common stock of Golden Phoenix shall be issued as “restricted securities” as such term is defined in paragraph (a)(3) of Rule 144 as promulgated by the SEC under the Securities Act of 1933, as amended. Mr. Lalonde shall be entitled to receive 235,000 shares, each of Messrs. Robitaille and Davis shall be entitled to receive 217,500 shares and Mr. Dockweiler shall be entitled to receive 65,000 shares. The agreement also provides that the Vendors shall retain a 3.3% Net Smelter Return on the sales of minerals taken from the Northern Champion Property. Each of Messrs. Lalonde, Robitaille and Davis shall be entitled to receive 1.0% of the Net Smelter Return and Mr. Dockweiler shall be entitled to receive 0.3% of the Net Smelter Return. Additionally, the Company shall have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000. The Company shall have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements and Associated Risks. This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Certain Business Risk Factors” and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential. Our main focus remains in Nevada and its political and geologic profile consistently ranks at the top of the Frazier Institute’s worldwide mineral analysis, but we are committed to creating value for the Company wherever opportunity lies.

ASHDOWN
Denio
McDermitt
CONTACT
NV 140
US 95
US 93
Humboldt
Elko
Winnemucca
I-80
Washoe
Elko
Pershing
Alt US 93
Lander
Eureka
White Pine
I-80
Reno
Storey
Churchill
US 50
Lyon
Douglas
Nye
US 6
US 95
BOREALIS
Mineral
Tonopah
Esmeralda
Lincoln
US 93
MINERAL
RIDGE
US 95
Clark
I-15
Las
Vegas
US 95
PROJECT LOCATION MAP
Golden Phoenix Minerals, Inc.

                Presently our primary mining property assets are the Ashdown molybdenum/gold project and the (idled) Mineral Ridge gold mine. On December 23, 2004, Golden Phoenix terminated the Joint Venture Agreement with International Enexco Ltd. (“Enexco”) dated as of January 28, 1998 (the “Enexco Agreement”) and the Exploration License and Option to Purchase with F.W. Lewis, Inc, (“Lewis”) dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”) and retains only six (6) claims there. On January 31, 2006, the Company received the final payment for its Borealis project from Borealis Mining pursuant to the purchase contract entered into on January 31, 2005 and retains no further interest. On April 18, 2006, the Company entered into a purchase agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler for the Northern Champion molybdenum property located in Ontario, Canada.

The Ashdown property was secured under a Joint Venture Agreement with Win-Eldrich Mines (“Win-Eldrich”) executed on February 5, 2004. The terms of the agreement gives Golden Phoenix the right to earn 60%, as manager and operator of project, from Win-Eldrich (40%) as owner of the property. Golden Phoenix can earn an undivided vested 60% interest in the project in either of two (2) ways: (i) by placing the project into profitable production using a small mill, or (ii) spending $5 million toward development of the project. The Company has four (4) years to complete vesting into the project. Upon signing the agreement, Golden Phoenix paid Win-Eldrich $50,000, and beginning three (3) months after the signing began paying a monthly sum of $5,000 until a cash distribution through profitable production is achieved. By the end of the 2005, the only significant permits remaining for approval by the regulators were the Environmental Assessment and the Plan of Operations. The final draft versions of these documents have been submitted to the Bureau of Land Management and are currently under review.

Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year posting a $1.8 million interim reclamation bond with the Bureau of Land Management, which allowed us to hold the Mineral Ridge property while other permitting was underway. On May 8, 2003, Golden Phoenix obtained a new operating permit and on June 23, 2003, we increased reclamation bond to a total of $2.7 million and began mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear and Company, Inc., an independent mineral auditing consultant (“Behre Dolbear”), the total value of the gold sales over the six (6) year mine life, at a $325 gold price, is estimated to be $59 million. The total operating cost, which includes royalty payments, refining costs, mining costs, processing costs, reclamation costs, and operating expenses, is estimated to be $36 million. Capital cost, including reclamation bonding, is estimated to be $6 million. The net income after taxes is estimated to be $12 million.

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

The Borealis property was held under a lease agreement with the Borealis Partnership, which consists of three (3) separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003, the Company signed a Joint Venture Agreement for its Borealis gold project with Gryphon Gold Corporation (“Gryphon Gold”). Under the terms of the agreement, Gryphon Gold has the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to Golden Phoenix in the aggregate of $5 million dollars over a four (4) year period. Gryphon Gold has the right to acquire an additional 20% by delivering to Golden Phoenix a feasibility study for mine production based on a mineable reserve of

500,000 ounces of gold or gold equivalent or by incurring an additional $4 million dollars in expenditures. Gryphon Gold paid Golden Phoenix $25,000 in consideration of a 75-day due diligence period and also paid an additional $100,000 upon signing the definitive Joint Venture Agreement. On January 31, 2005, the Company closed an agreement to sell its 30% interest in the Borealis Gold Project to Borealis Mining Company, a subsidiary of Gryphon Gold, (“Borealis Mining”) for a series of cash payments totaling $1,400,000. On January 31, 2006, the Company received the final payment under the contract and retains no further interest in the assets or liabilities associated with the property.

The Contact property was held through agreements with two (2) separate entities, Enexco and Lewis. On December 23, 2004, Golden Phoenix terminated the Enexco Agreement and the Lewis Agreement. In prior periods, the Company recorded $5,680,439 for prior work commitments, stock obligations and property payments related to these agreements. The Company is currently in negotiation with the parties to resolve these outstanding obligations, and anticipates a positive outcome due to provisions in these agreements that the Company believes substantially limits the recovery of these obligations after the agreements have been terminated by the Company. However, the ultimate resolution cannot be determined at this time.

The Company has a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our mines in 2006. As a development stage company we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines. We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We will continue to entertain possible joint ventures with other mining company partners. We currently have a Letter Agreement to Joint Venture Agreement dated as of February 5, 2004 with Win-Eldrich for the Ashdown project. No other joint ventures are active at this time.

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing, utilization of the Fusion Capital equity vehicle and production from the Ashdown property. No assurance can be made that that additional financing will be obtained.

Recent Developments

Ashdown Project, Humboldt County, Nevada

The Ashdown molybdenum-gold project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada (“Ashdown”). The property covers about 6-square miles and is controlled by 101 unpatented mining claims. Golden Phoenix signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich on February 5, 2004. The terms of the agreement give Golden Phoenix the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property. Golden Phoenix will earn an undivided vested 60% interest in the project in either of two (2) ways: (i) by placing the project into profitable production using a small mill, or (ii) by spending $5 million toward development of the project. The Company has four (4) years to complete vesting. Upon signing, Golden Phoenix paid Win-Eldrich $50,000, and beginning three (3) months after signing will pay $5,000 per month until a cash distribution through profitable production is achieved.

Golden Phoenix has completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment was 97% complete at quarter-end, and the facility will be prepared to process material in the near term. Golden Phoenix plans to assess expansion into a larger operation once production is underway. The Company has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker. Golden Phoenix will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract.

By the end of the March 2006, the only permits remaining before full mining operations commence were limited to the Environmental Assessment and the Plan of Operations (“POO”). Both of these documents are currently being reviewed by the agencies in their final draft form. Interim progress at the mine has been accomplished under a Notice of Intent level permit that allows for the removal, test processing and marketing of a 1000-ton sample. The activities that have been undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process have not substantially impacted our operations to date. During the quarter ended March 31, 2006, the Company spent approximately $710,000 on this project.

Mineral Ridge Property

On November 7, 2000, the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada (“Mineral Ridge”). The mine was acquired out of bankruptcy and the trustee was conducting only minimum maintenance activities at the time. The permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management at the time of the purchase. Since then the Company has obtained new permits based upon a revised Plan of Operations, posted a reclamation surety bond of approximately $2,693,000 and the Mineral Ridge mine was placed in full operation in the spring of 2004.

The Company has determined, with the assistance of Behre Dolbear, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable reserves that can be recovered using a cyanide heap leaching process. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8% process efficiency. There are an additional 10,000 recoverable ounces estimated to be on the leach pad. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and costs of capital (total costs) are estimated at $241.63 per troy ounce.

The Company’s operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of $746,490 in 2005 and $1,560,419 in 2004. Costs associated with these activities totaled $210,940 in 2005 and $3,806,968 in 2004. Under-performance of the leach pads and associated high production costs resulted from Golden Phoenix’s failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study of May 2003. On January 12, 2005, the Company announced its decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.

Borealis Property

In the fourth quarter of 2004, the Company and Gryphon Gold entered into negotiations for the sale of the Borealis property to Borealis Mining Company, a subsidiary of Gryphon Gold for cash payments totaling $1,400,000. Borealis Mining completed its final payment on January 31, 2006 and Golden Phoenix retains no further rights or interest in the property.

Contact Copper Property

On December 23, 2004, Golden Phoenix terminated the Enexco Agreement and the Lewis Agreement. The Company interest in the property is limited to a 100% undivided interest in six (6) unpatented mining claims over a portion of what is known as the Banner Zone deposit. In prior periods, the Company recorded $5,680,439 for prior work commitments, stock obligations and property payments relating to these agreements. The Company is currently in negotiation with the parties to resolve these outstanding obligations, and anticipates a positive outcome due to provisions in these agreements that the Company believes substantially limits the recovery of these obligations after the agreements have been terminated by the Company. However, the ultimate resolution cannot be determined at this time.

Lone Mountain Mill

The Lone Mountain Mill is located in Esmeralda County, Nevada (“Lone Mountain”). The property is also located about 15 miles west of Tonopah on the south side of U. S. Highways 6 & 95 and just north of Lone Mountain, a major local landmark. The Company signed two (2) option agreements: (i) for the mill and (ii) for the private land the mill is located upon. These transactions were jointly negotiated with two separate owners.

Esmeralda Extraction Company, who owns approximately 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase for the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. On October 27, 2004, a payment of $16,800 was made to Cow County Title located in Tonopah, Nevada, as were filings for the purchase of approximately 1,200 acres of mill site land. When completed, the land will have an estimated cost of $360,000. At this time, the purchase of Lone Mountain has been placed on hold due to economic feasibility studies on the property.

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, the Company executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units (the “Claims”) on the Northern Champion Property together with a NI43-101 report describing a molybdenite deposit within the area of the Claims.

Pursuant to the terms of the agreement, the Company is obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006. Each payment shall be distributed as follows, $9,991.560 to Mr. Lalonde, $9,247,45 to each of Messrs. Robitaille and Davis, and $2,763.61 to Mr. Dockweiler. In addition, the agreement provides that the Company shall issue 735,000 shares of common stock of Golden Phoenix to the Vendors. Said shares of common stock of Golden Phoenix shall be issued as “restricted securities” as such term is defined in paragraph (a)(3) of Rule 144 as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Mr. Lalonde shall be entitled to receive 235,000 shares, each of Messrs. Robitaille and Davis shall be entitled to receive 217,500 shares and Mr. Dockweiler shall be entitled to receive 65,000 shares. The agreement also provides that the Vendors shall retain a 3.3% Net Smelter Return on the sales of minerals taken from the Northern Champion Property. Each of Messrs. Lalonde, Robitaille and Davis shall be entitled to receive 1.0% of the Net Smelter Return and Mr. Dockweiler shall be entitled to receive 0.3% of the Net Smelter Return. Additionally, the Company shall have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000. The Company shall have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

Alaskan Royalties

Golden Phoenix owns a one percent (1%) net smelter return royalty on the following properties located in Alaska. We are not required to perform any work or make any payments for these royalties:

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

Corporate Activities

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of our common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. Golden Phoenix issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.

Other Corporate Developments

The Board of Directors approved the formation of an Interim Governing Board (“IGB”) as part of the restructuring strategy employed in 2005. With the acceptance of Executive contracts by Messrs. Caldwell, Martin and Ripley, on February 22, 2006, March 8, 2006 and March 13, 2006, respectively, the IGB was dissolved.

The development of an Advisory Board to the Board of Directors was finalized on February 7, 2005. The Advisory Board members are compensated for any hours worked in excess of eight (8) during any given month. Advisory Board Members consist of: (1) Daniel Breckenridge from Oklahoma, (2) Robert Martin from Hawaii, (3) William R. Thomson from London, England, (4) David W. Payne from Kansas, and (5) Kenneth Ripley from Washington State.

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

In early 2003, Behre Dolbear was contracted to do an independent technical review of our reported mine reserves at Mineral Ridge. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by Golden Phoenix. While Behre Dolbear discussed this information and data with Golden Phoenix’s staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear believes that Golden Phoenix has reasonable basis for concluding that reserves exist at the Mineral Ridge project. The estimated reserves at the Mineral Ridge Project include some proven reserves, which have not been separated from the probable reserves.

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

Results Of Operations

Results Of Operations For The Three Month Period Ended March 31, 2006 Compared To The Three Month Period Ended March 31, 2005.

The Company generated $0 in revenue for the three (3) months ended March 31, 2006, as compared to $169,048 revenue for the three (3) months ended March 31, 2005. Cost of mining operations for the quarter ended March 31, 2006 of $79,212 consists of expenditures to maintain the Mineral Ridge project on standby status. For the quarter ended March 31, 2005, the total cost of $504,187 was expended in actual mining operations at the Mineral Ridge mine.

Exploration, mineral property leases and minimum work commitment expenses increased $489,265 to $627,537 for the quarter ended March 31, 2006 as compared to $138,272 for the quarter ended March 31, 2005. This increase is a result of the continuing development of the Ashdown underground mining project during the quarter ended March 31, 2006, which was not underway in the prior year.

General and administrative expenses, which includes investor relations and salaries and wages, increased $60,545 from $392,632 for the quarter ended March 31, 2005 to $453,177 for the quarter ended March 31, 2006. This increase is a result of the valuation of stock options and warrants issued to consultants and employees of the Company.

During the quarter ended March 31, 2006, interest expense increased $570,948. This increase is a result of the significant increase in short term borrowings required to bring the Ashdown project into limited production. Interest expenses should return to normal levels in future periods.

Liquidity And Capital Resources

Since Golden Phoenix’s incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $32 million at March 31, 2006 and $31 million at December 31, 2005.

As of March 31, 2006, we had $134,967 in cash and cash equivalents and a working capital deficit of $11,854,249. A significant portion of the cash is allocated for the Ashdown mine. We anticipate expenditures for year 2006 for general and administrative expenses to be approximately $370,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $100,000 for the Mineral Ridge gold mine, $50,000 for future Nevada land holding costs and $20,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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

During 2006, our liquidity needs were met from: (i) the Common Stock Purchase Agreement with Fusion Capital for $160,001; (ii) the conversion of warrants and options to common stock and sales thereof totaling $50,110; (iii) the proceeds from the Production Payment Purchase Agreement with Ashdown Milling Company, LLC for $300,000; (iv) the sale of the Borealis project for $1.4 million of which $250,000 was collected in the quarter ended March 31, 2006; (v) additional short-term loans from related parties; and (vi) the loan provided in the financing agreement with William D. and Candida Schnack dated as of May 10, 2005 and as extended pursuant to the terms of that certain Letter of Extension dated November 4, 2005. As of March 31, 2006, the Company had 137,801,355 shares of common stock outstanding, which the Company has recognized as $23,804,353 of paid in capital including cash and services. As of March 31, 2006 the Company had current assets of $751,893 compared to $825,634 at December 31, 2005. On January 31, 2006, the Company received the final payment of $250,000 from the Borealis project sale. Current liabilities at December 31, 2005 of $11,589,450 were lower than the March 31, 2006 balance of $12,606,142. The increase in the amount of current liabilities is a result of the increase in liabilities related to short-term borrowings and associated interest incurred to develop the Ashdown mine. This results in a working capital deficit of $10,763,816 and $11,854,249 as of December 31, 2005 and March 31, 2006, respectively. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate covering our working capital needs through funding received from loans and any future revenue we may generate, as well as other sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

On July 13, 2005, the Company entered into the Original Purchase Agreement with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into the Purchase Agreement with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of our common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. Golden Phoenix issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement. As of May 18, 2006, the Company has received $802,951 from Fusion Capital under this agreement.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

On January 31, 2006, Borealis Mining completed its final payment of $250,000 to the Company for the purchase of the Borealis property. Golden Phoenix retains no further rights or interest in the property.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $1,829,867 for the quarter ended March 31, 2006 and $5,942,463 and $6,470,008 during the years ended December 31, 2005 and 2004 respectively. As a result, at December 31, 2005, we had an accumulated deficit of $31,134,731. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005, 2004 and 2003 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the quarter ended March 31, 2006, we have generated losses from operations, had an accumulated deficit of $32,964,418 and a working capital deficit of $11,854,249 at March 31, 2006, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2005.

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

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 3. CONTROLS AND PROCEDURES

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

On September 30, 2005, American Asphalt and Grading, Inc. initiated an action against the Company in the Fifth Judicial District Court of the State of Nevada in the County of Nye. The Summons and Complaint names Golden Phoenix Minerals, Inc. as the defendant in a breach of contract action. American Asphalt and Grading, Inc. has a mechanics lien for work performed on the Company’s Mineral Ridge property. The amount of the claim is approximately $297,413 plus attorney’s fees and costs. On October 18, 2005, the parties have agreed to stay the proceedings while they continue to negotiate a settlement acceptable to all parties. Negotiations are currently proceeding and the ultimate resolution cannot be determined at this time.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first quarter of 2006. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Nature of Service Performed	Shares Issued	Value Received	Price per Share
First Quarter 2006
Ashdown Milling Co., LLC	Contract Royalty Purchases	700,000	$ 227,700	$ 0.3253
Peter Spina	Services – web site	5,000	1,950	0.3900
	Incentives	0	253,595	N/A
Total First Quarter 2006		705,000	$ 483,245	$ 0.6855

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously reported in the Form 8-K Current Report dated May 10, 2005, Golden Phoenix entered into that certain Golden Phoenix/Schnack Agreement dated as of May 10, 2005 (the  “Agreement”), by and between the Company and William D. and Candida Schnack (the “Lender”).  Pursuant to the pre-approved milestones set forth in the Agreement, the Lender agreed to advance to the Company $1,000,000 on the Company’s production and sale of molybdenum concentrates from its Ashdown mine.  Under the terms of the Agreement and in consideration of the advances, the Lender shall receive from the Company (i) repayment of the $1,000,000 advance (the “Advance Amount”); (ii) a premium of $2,000,000 (the “Premium Amount”) and (iii) 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share.

As previously reported in the Form 8-K Current Report dated November 4, 2005, the Company entered into a Letter of Extension (the "Extension") with the Lender in order to amend and restate the original repayment terms of the Agreement.  Pursuant to the terms of the Extension, the Advance Amount and the Premium Amount shall be paid in monthly installments as follows:  (a) fifteen percent (15%) of gross molybdenum concentrates sales produced from the Ashdown mine on the first (1st) of every month within thirty (30) days of when production begins; (b) a minimum payment of $500,000 or fifteen percent (15%) of the gross, whichever is greater is due and payable on the first (1st) of every month thereafter until both the Advance Amount and the Premium Amount are retired in full and (c) the first initial minimum payment shall be due no later than February 1, 2006 and the final payment will be due and payable May 1, 2006.

Pursuant to the repayment terms of the Agreement as amended and restated by the Extension, the Company was required to make a payment of $500,000 to the Lender on each of February 1, 2006 and March 1, 2006. As of May 18, 2006, the Company has not made such payments to the Lender. The Company is in the early stages of negotiating another extension of the repayment terms with the Lender.

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
10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002
10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003
10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.27	Purchase Agreement, dated April 18, 2006, by and between Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Provided herewith
21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b)	Reports on Form 8-K:

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

On March 23, 2006 Golden Phoenix filed a Form 8-K with respect to Items 1.01 — Entry into Employment Agreement with Larry A. Kitchen.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 19, 2006	By: /s/ Kenneth S. Ripley
Name: Kenneth S. Ripley
Title: Chief Executive Officer

Date: May 19, 2006	By: /s/ Larry A. Kitchen
Name: Larry A. Kitchen
Title: Principal Accounting Officer