Form 10QSB
period 2006-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-08-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

As of August 7, 2006, there were 147,925,957 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

1

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 134,060	$ 10,175
Receivables	13,765	260,000
Prepaid expenses and other current assets	407,734	533,160
Materials and supplies inventory	18,171	22,299
Total current assets	573,730	825,634

PROPERTY AND EQUIPMENT
Land	57,599	57,599
Buildings	116,020	116,020
Vehicles	92,365	262,636
Computer equipment	120,592	109,332
Office furniture and equipment	18,221	18,221
Mining equipment and rolling stock	1,027,835	935,108
Assets under construction	573,659	469,256
Accumulated depreciation	(647,706)	(621,357)
Total property and equipment, net	1,358,585	1,346,815

OTHER ASSETS
Restricted funds -- reclamation obligations	1,999,443	1,996,857
Reclamation asset, net	1,826,140	1,826,140
Prepaid bond insurance premiums	342,094	363,700
Deposits	70,825	48,380
Total other assets	4,238,502	4,235,077

TOTAL ASSETS	$ 6,170,817	$ 6,407,526

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

(Continued)

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 1,584,357	$ 1,278,499
Accrued liabilities	3,861,092	6,430,259
Current portion of long-term debt	9,705	17,477
Capital lease obligations - current portion	-	4,679
Note payable and related accrued interest	3,100,000	2,351,685
Convertible notes payable and related accrued interest	70,975	169,690
Other current liabilities	96,278	107,065
Deferred revenue	904,567	617,063
Amounts due to related parties	554,719	613,033
Total current liabilities	10,181,693	11,589,450

LONG-TERM LIABILITIES
Reclamation obligation	2,573,028	2,497,093
Long-term debt	17,508	37,555
Severance costs	283,068	326,866
Total long-term liabilities	2,873,604	2,861,514

TOTAL LIABILITIES	13,055,297	14,450,964
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 200,000,000 shares authorized 146,192,460 and 136,380,087 issued and outstanding, respectively	27,211,566	23,062,607
Common stock subscribed-payable (receivable)	(325,000)	28,686
Accumulated deficit	(33,771,046)	(31,134,731)
Total stockholders' equity (deficit)	(6,884,480)	(8,043,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,170,817	$ 6,407,526

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sale of precious metals	$ -	$ 406,645	$ -	$ 575,693

EXPENSES
Cost of mining operations	126,230	190,536	205,442	694,723
Exploration, mineral property leases and minimum work commitment expenses	1,617,969	211,526	2,245,506	349,798

Accretion expense	38,498	38,184	75,935	69,984
General and administrative	370,843	907,689	824,020	1,300,321
Depreciation and depletion	28,477	41,150	54,951	84,719
Total Expenses	2,182,017	1,389,085	3,405,854	2,499,545

LOSS FROM OPERATIONS	(2,182,017)	(982,440)	(3,405,854)	(1,923,852)

OTHER INCOME (EXPENSE)
Interest income	1,434	391	2,586	569
Interest expense	(202,615)	(606,543)	(810,983)	(643,964)
Gain on extinguishment of debt	1,593,803	-	1,593,803	-
Other income	-	5,338	-	26,864
Gain (loss) on asset disposal	(17,233)		(15,867)	1,400,000
Loss on impairment of asset	-	(47,456)		(47,456)
Total Other Income (Expense)	1,375,389	(648,270)	769,539	736,013

LOSS BEFORE INCOME TAXES	(806,628)	(1,630,710)	(2,636,315)	(1,187,839)

INCOME TAXES	-	-	-	-

NET LOSS	$ (806,628)	$ (1,630,710)	$ (2,636,315)	$ (1,187,839)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	141,392,274	132,323,648	139,103,292	132,323,648

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Shares		Stock Subscriptions	Stock Subscriptions	Accumulated
	Shares	Amount	Payable	Receivable	Deficit
Balance, December 31, 2004	119,721,984	$ 20,684,330	$ -	$ -	$ (25,192,268)
Issuance of common stock for cash	9,354,860	895,945	7,900	-	-
Issuance of common stock for directors fees	113,828	19,000	-	-	-
Issuance of common stock for services	2,956,658	500,683	-	-	-
Issuance of common stock for production payment purchase agreement	800,000	143,000	-	-	-
Warrants issued as inducements to enter into agreements	-	127,896	20,786	-	-
Issuance of common stock from note conversion	3,432,757	683,038	-	-	-
Issuance of options for services	-	8,715	-	-	-
Net loss for the year ended, December 31, 2005	-	-	-	-	(5,942,463)
Balance, December 31, 2005	136,380,087	23,062,607	28,686	-	(31,134,731)
Issuance of common stock for cash (unaudited)	3,222,096	1,300,001	-	-	-
Issuance of common stock for directors fees (unaudited)	20,589	9,039	-	-	-
Issuance of common stock for services (unaudited)	168,417	83,406	-	-	-
Issuance of common stock for officer compensation (unaudited)	2,576,177	1,249,446	-	-	-
Issuance of common stock from note conversion (unaudited)	683,809	156,049	-	-	-
Issuance of common stock from mineral rights purchase (unaudited)	735,000	373,380	-	-	-
Issuance of common stock for production payment purchase agreement (unaudited)	700,000	227,700	(7,900)	-	-
Issuance of stock from the exercise of options (unaudited)	327,400	53,610	-	-	-
Issuance of stock from the exercise of warrants (unaudited)	414,000	86,000	-	-	-
Issuance of options for services (unaudited)	-	104,828	-	-	-
Warrants issued as inducements to enter into agreements (unaudited)	-	180,500	(20,786)	-	-
Issuance of common stock for stock subscription receivable (unaudited)	964,885	325,000	-	(325,000)	-
Net loss for the six months ended, June 30, 2006 (unaudited)	-	-	-	-	(2,636,315)
Balance, June 30, 2006 (unaudited)	146,192,460	$ 27,211,566	$ -	$ (325,000)	$ (33,771,046)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$ (2,636,315)	$ (1,187,839)
Adjustments to reconcile net income/(loss) to net
Depreciation and depletion	54,951	70,616
Amortization of prepaid warrants	-	14,429
Loss (gain) on disposal of asset	15,897	(1,400,000)
Accretion expense	75,935	69,984
Gain on the extinguishment of debt	(1,593,803)	-
Common stock issued for services	205,253	142,420
Common stock issued for exploration and property costs	373,380	-
Impairment of property and equipment	-	26,972
Loss on impairment of assets	-	47,456
Changes in operating assets and liabilities	-	-
(Increase) decrease in accounts and other receivables	258,742	(2,673)
(Increase) in receivables -- related party	-	-
Decrease in prepaid expenses	147,033	47,361
Decrease in inventories	4,128	(16,891)
(Increase) decrease in reclamation asset	-	14,105
(Increase) decrease in restricted cash	(2,587)	(151,399)
Decrease in deposits	(22,445)	(23,158)
(Increase) decrease in accounts payable	305,858	(528,797)
(Increase) decrease in accrued liabilities	770,866	(77,883)
Increase in termination accruals	-	682,860
Increase in cost of financing	-	560,000
(Decrease) in amounts due related parties	-	(59,876)
Net cash used by operating activities	(2,043,107)	(1,772,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of mineral property	-	650,000
Proceeds from sale of assets	33,075	-
Purchase of property and equipment	(115,693)	(4,495)
Net cash used by investing activities	$ (82,618)	$ 645,505

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows (Continued)

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Overdraft of accounts	$ -	$ (41,601)
Proceeds from note payable	-	480,000
Payments on capital lease obligations	-	(20,930)
Payments on notes payable and long-term debt	-	(38,663)
Payments on notes payable to related parties	(250,000)	-
Proceeds from related parties	145,000
Principal and interest payments on convertible notes	-	(100,000)
Proceeds from debt	265,000	-
Proceeds from production payment purchase agreement	650,000	-
Proceeds from exercise of options and warrants	139,610	-
Net proceeds from sale of common stock	1,300,000	895,945
Net cash provided by financing activities	2,249,610	1,174,751

NET INCREASE IN CASH AND CASH EQUIVALENTS	123,885	47,943

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,175	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 134,060	$ 47,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 11,885	$ -
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Common stock issued for services	$ 83,406	$ 142,420
Common stock issued for convertible note debt	$ 156,049	$ 608,449
Common stock issued for exploration and property costs	$ 373,380	$ -
Common stock issued for officer compensation	$ 1,249,446	$ -
Warrants issued as inducements	$ 180,500	$ -
Options issued for services	$ 104,828	$ -

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

June 30, 2006, 2005 and December 31, 2005

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three (3) and six (6) months ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, it also has an accumulated deficit of $33,771,046 and a working capital deficit of $9,607,963 at June 30, 2006, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2006, 2005 and December 31, 2005

NOTE 3 -	OUTSTANDING STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amend SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Golden Phoenix adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires the benefits of tax deductions different from recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, volatilities or other factors. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2006: dividend yield of 0%; expected volatility ranging from 77% to 78%; risk-free interest rate ranging from 4.60% to 5.21%; and expected life ranging from a half-a-year (0.5) to five (5) years.

Six Months
2005

Net Loss, as reported	$ (1,187,839)
Addback:
Stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	-
Deduct:
Total stock- based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-

Pro forma net loss	$ (1,187,839)

Pro forma (loss) earnings per share:
Basic and diluted - as reported	$ (0.01)
Basic and diluted - pro forma	$ (0.01)

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

June 30, 2006, 2005 and December 31, 2005

NOTE 3 -	OUTSTANDING STOCK OPTIONS (continued)

Net loss for the quarter ended June 30, 2006 includes $104,828 of non-cash stock-based compensation expense issued to employees and consultants. As a result of the adoption of FAS 123R and due to unexercised options granted during the first and second quarters of 2006 we will recognize a total of $364,621 of compensation expense over the next two quarters and $26,894 of compensation expense over the next two years for employees and consultants. Stock options issued in the first quarter of 2006 carry a vesting schedule which allows the exercise rights at the rate of 25% starting 90 days after the effective date and 25% every 90 days thereafter until 100% are available for exercise after a total of 360 days. Stock options issued in the second quarter of 2006 carry a vesting schedule that releases their exercise rights at the rate of 33.4% immediately, 33.3% at the first anniversary and 33.3% at the second anniversary.

A summary of the status of the Company’s stock option plans as of June 30, 2006 and changes during the year is presented below:

		Weighted
		Average
	Options	Exercise Price

Outstanding, December 31, 2005	4,735,621	$ 0.19

Granted	2,400,000	0.25
Cancelled/Expired	(692,506)	0.27
Exercised	(327,400)	0.16

Outstanding, June 30, 2006	6,115,715	$ 0.20

Exercisable, June 30, 2006	4,353,698	$ 0.19

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 6/30/06	Life	Price	at 6/30/06	Price

$ 0.150	2,465,715	(a)	$ 0.150	2,465,715	$ 0.150
0.370	400,000	2.27	0.370	400,000	0.370
0.150	700,000	3.67	0.150	700,000	0.150
0.190	200,000	3.60	0.190	200,000	0.190
0.240	2,250,000	4.63	0.240	554,583	0.240
0.405	100,000	4.88	0.405	33,400	0.405

$0.150 – 0.405	6,115,715	4.14	$ 0.203	4,353,698	$ 0.185

(a) The term of these options is from the grant date until six (6) months after all loans, advances or other debts due to employees granted these options have been paid in full.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

June 30, 2006, 2005 and December 31, 2005

NOTE 4 -	OUTSTANDING STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of June 30, 2006 and changes during the year is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2005	2,892,782	$ 0.20

Granted	816,835	0.20
Canceled / Expired	(861,352)	0.25
Exercised	(414,000)	0.21

Outstanding, June 30, 2006	2,434,265	$ 0.17

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2006:

Expiration Date	Price	Number
2007	$ 0.14	1,034,265
2008	$ 0.20	800,000
2009	$ 0.20	600,000

		2,434,265

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

June 30, 2006, 2005 and December 31, 2005

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

NOTE 6 -	MINERAL RIGHTS ACQUISITION

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, the Company executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI43-101 report describing a molybdenite deposit within the area of the claims.

Pursuant to the terms of the agreement, the Company is obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006. Each payment will be distributed as follows, $9,991.50 to Mr. Lalonde, $9,247.45 to each of Messrs. Robitaille and Davis, and $2,763.61 to Mr. Dockweiler. In addition, the agreement provides that the Company will issue 735,000 shares of its common stock to the Vendors. Said shares of the Company’s common stock have been issued as “restricted securities” as such term is defined in paragraph (a)(3) of Rule 144 as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Mr. Lalonde received 235,000 shares, each of Messrs. Robitaille and Davis received 217,500 shares and Mr. Dockweiler received 65,000 shares. The agreement also provides that the Vendors will retain a 3.3% Net Smelter Return on the sales of minerals taken from the Northern Champion Property. Each of Messrs. Lalonde, Robitaille and Davis will be entitled to receive 1% of the Net Smelter Return and Mr. Dockweiler will be entitled to receive 0.3% of the Net Smelter Return. Additionally, the Company will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000. The Company will have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

All costs related to this acquisition have been expensed in the financial statements of the Company.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

June 30, 2006, 2005 and December 31, 2005

NOTE 7 -	SUBSEQUENT ITEMS

The Contact Property was held through agreements with two (2) separate entities, Enexco and Lewis. On January 28, 1998, pursuant to the terms of a Letter Agreement with Enexco (the “Letter Agreement”), the Company acquired the right to earn a 60% interest in the Enexco patented mining claims through a combination of annual work commitments totaling $2,600,000 on the portion of the property owned by Enexco and $4,000 per month payments to Enexco totaling $313,000 over seven (7) years. The Letter Agreement was terminated on December 23, 2004. At June 27, 2006, the accrued unpaid liabilities for the minimum work commitments and monthly lease payments due to Enexco totaled $2,420,643. On June 27, 2006, the Company entered into a Termination Agreement with Enexco affirming that: (1) the Letter Agreement was terminated with an effective date of January 22, 2005; (2) the Company is released any claim of further right, title or interest in the Contact Property; and (3) Enexco releases the Company from any and all claims, demands, or liabilities arising from its activities at the Contact Property. Upon signing the Termination Agreement, the accrued unpaid liabilities relating to the Letter Agreement were extinguished and reversed, resulting in a gain on extinguishment of debt in the amount of $2,420,643.

On July 10, 1998, the Company entered into an Exploration License and Purchase Option Agreement (the “Lewis Agreement”) with Lewis for the portion of the Contact Property owned by Lewis (the “Lewis Property”). On February 19, 2003, the parties amended the Lewis Agreement to extended the term to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment to clarify that expenditures for work performed by the Company on either the Lewis Property or the adjoining property owned by Enexco would be applied to the minimum work commitment due under the Lewis Agreement. On December 23, 2004, the Company terminated the Lewis Agreement. On December 12, 2005, the Company was notified that 50% of the accrued and unpaid obligations due Lewis had been assigned to the Sharon F. Lewis Trust dated January 22, 2004 and the remaining 50% to the Frank Lewis Revocable Living Trust dated March 15, 2004. On July 3, 2006, the Company was served with a Summons and Complaint filed on June 29, 2006 by Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County. On August 7, 2006, the Company filed an Answer to the Summons and Complaint.

Concurrently with the filing of the Answer on August 7, 2006, the Company filed a Third Party Complaint in the Second Judicial District of the State of Nevada naming F.W. Lewis, Inc., the Sharon F. Lewis Trust dated January 22, 2004 and Roes 1 through 10, inclusive, as third party defendants to the action brought by the Frank Lewis Revocable Living Trust dated March 15, 2004, as described above. The Company seeking declaratory relief in order to: (1) ascertain its rights and duties as well as the rights and duties of the named third party defendants as to the damages claimed in the complaint filed by the Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County, as outlined above; (2) find that the Company owes no further obligation under the Lewis Agreement; and (3) determine that the assignment by Lewis was ineffective and transferred no rights to either of the Frank Lewis Revocable Living Trust dated March 15, 2004 or the Sharon F. Lewis Trust dated January 22, 2004 to receive any obligation not already paid by the Company under the Lewis Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Certain Business Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential. Our main focus remains in Nevada where the political and geologic profile consistently ranks at the top of the Frazier Institute’s worldwide mineral analysis, but we are committed to creating value wherever opportunity lies.

Presently our primary mining property assets are the Ashdown molybdenum/gold project and the (idled) Mineral Ridge gold mine (Figure 1). On December 23, 2004, we terminated the Joint Venture Agreement with International Enexco Ltd. (“Enexco”) dated as of January 28, 1998 (the “Enexco Agreement”) and the Exploration License and Option to Purchase with F.W. Lewis, Inc. (“Lewis”) dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”) relating to an interest in the Contact Property. We retained six (6) claims at the Contact Property, which were sold outright to Enexco on June 27, 2006. We currently hold no further direct interest at the Contact Property. On January 31, 2006, we received the final payment for our Borealis project from Borealis Mining Company pursuant to the purchase contract entered into on January 31, 2005 and retain no further interest at Borealis. On April 18, 2006, we entered into a purchase agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2).

Denio
McDermit
ASHDOWN
CONTACT
NV 140
US 95
US 93
Humboldt
Elko
Winnemucca
I-80
Elko
Washoe
Pershing
Alt US 93
I-80
Lander
Eureka
White Pine
Reno
Churchill
US 50
Storey
Lyon
Douglas
US 95
Nye
US 6
BOREALIS
Mineral
Tonopah
Esmeralda
Lincoln
MINERAL
RIDGE
US 93
US 95
Clark
I-15
Las
Vegas
US 95
PROJECT LOCATION MAP
Golden Phoenix Minerals, Inc.

Figure 1. Map showing the locations of the Nevada properties discussed in this report. Ashdown and Mineral Ridge remain the only active properties, with the assets at Borealis and Contact both having been 100% divested in 2006.

Pembroke
Quebec
Highway 17
Ottowa
River
Highway 60
45°30' N
Renfrew
Ontario
Dacre
Phoenix
Jamieson
Obrien
Hunt
Ross
McCoy
NORTHERN
CHAMPION
Highway 41
0
10
20
Scale (miles)
77°00' E

GPMI Property

McCoy — Other Molybdenite Occurrences

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Quebec
Montreal
CANADA
Ontario
Ottawa
NORTHERN
CHAMPION
Toronto
New York
Detroit
New
York
Pennsylvania
UNITED STATES

Figure 2. Map showing the Northern Champion property located within the Province of Ontario, Canada. This property was acquired in April 2006.

The Ashdown property was secured under a Letter Agreement with Win-Eldrich Mines (“Win-Eldrich”) executed on February 5, 2004. The terms of the joint venture agreement gives us the right to earn 60%, as manager and operator of project, from Win-Eldrich (40%) as owner of the property. We can earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) spending $5,000,000 toward development of the project. We have four (4) years to complete vesting into the project. Upon signing the agreement, we paid Win-Eldrich $50,000, and starting three (3) months after the signing began paying a monthly sum of $5,000 until a cash distribution through profitable production is achieved. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement. By the end of June 2006, the only significant permits remaining for approval by the regulators were the Environmental Assessment and the Plan of Operations. Final versions of these documents have been submitted to the Bureau of Land Management and are currently under review.

We purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year posting an interim reclamation bond for approximately $1,800,000 with the Bureau of Land Management, which allowed us to hold the Mineral Ridge property while other permitting was underway. On May 8, 2003, we obtained a new operating permit and on June 23, 2003, we increased reclamation bond to approximately $2,700,000 and began mine operations and gold production from the leach pad through the addition of new cyanide to the regular leach fluids and from initiating open pit mining and stockpile transfers to the pad. Pursuant to our internally generated feasibility study for Mineral Ridge, which was evaluated and reported by Behre Dolbear and Company, Inc., an independent mineral auditing consultant (“Behre Dolbear”), the total value of the gold sales over the six (6) year mine life, at a $325 gold price, is estimated to be approximately $59,000,000. The total operating cost, which includes royalty payments, refining costs, mining costs, processing costs, reclamation costs, and operating expenses, is estimated to be approximately $36,000,000. Capital cost, including reclamation bonding, is estimated to be approximately $6,000,000. The net income after taxes is estimated to be approximately $12,000,000.

On January 12, 2005, we announced the inauguration of a comprehensive restructuring of all mining operations beginning with the idling of the Mineral Ridge gold mine. The idling is designed to re-deploy manpower and resources, improve cash flow, and accelerate the development of certain high-yield mine assets. Mineral Ridge is scheduled to resume full operations pending management evaluation of an engineering study commissioned to identify techniques for improving recovery rates from existing and newly uncovered higher-grade ore deposits. We placed the Mineral Ridge mine into a leach-only status, due in part to the higher costs of winter operation and sub-optimal gold recovery conditions. Mining and crushing operations are suspended for the time being and employees who conducted this work have been furloughed. Employees have been retained to maintain the leach pad and round-the-clock circulation of leach solutions have been retained. They will also ensure site security, environmental compliance and safety protocols.

The Borealis Property was held under a lease agreement with the Borealis Partnership, which consists of three (3) separate individuals who entered an exploration partnership to facilitate leasing the entire mineralized zone owned by the three partners. On July 18, 2003, we signed a Joint Venture Agreement for our Borealis gold project with Gryphon Gold Corporation (“Gryphon Gold”). Under the terms of the agreement, Gryphon Gold had the right to acquire a 50% interest in the property after incurring qualified expenditures on work programs or making payments to us in the aggregate of $5,000,000 over a four (4) year period. Gryphon Gold had the right to acquire an additional 20% by delivering to us a feasibility study for mine production based on a mineable reserve of 500,000 ounces of gold or gold equivalent or by incurring an additional $4,000,000 in expenditures. Gryphon Gold paid us $25,000 in consideration of a 75 day due diligence period and also paid an additional $100,000 upon signing the definitive Joint Venture Agreement. On January 31, 2005, we closed an agreement to sell our 30% interest in the Borealis gold project to Borealis Mining Company, a subsidiary of Gryphon Gold, (“Borealis Mining”) for a series of cash payments totaling $1,400,000. On January 31, 2006, we received the final payment under the contract and retain no further interest in the assets or liabilities associated with the Borealis Property.

The Contact Property was held through agreements with two (2) separate entities, Enexco and Lewis. On January 28, 1998, pursuant to the terms of a Letter Agreement with Enexco (the “Letter Agreement”), we acquired the right to earn a 60% interest in the Enexco patented mining claims through a combination of annual work commitments totaling $2,600,000 on the portion of the property owned by Enexco and $4,000 per month payments to Enexco totaling $313,000 over seven (7) years. The Letter Agreement was terminated on December 23, 2004. At June 27, 2006, the accrued unpaid liabilities for the minimum work commitments and monthly lease payments due to Enexco totaled $2,420,643. On June 27, 2006, we entered into a Termination Agreement with Enexco affirming that: (1) the Letter Agreement was terminated with an effective date of January 22, 2005; (2) we release any claim of further right, title or interest in the Contact Property; and (3) Enexco releases us from any and all claims, demands, or liabilities arising from our activities at the Contact Property. Upon signing the Termination Agreement, the accrued unpaid liabilities relating to the Letter Agreement were extinguished and reversed, resulting in a gain on extinguishment of debt in the amount of $2,420,643.

                   On July 10, 1998, we entered into an Exploration License and Purchase Option Agreement (the “Lewis Agreement”) with Lewis for the portion of the Contact Property owned by Lewis (the “Lewis Property”). On February 19, 2003, the parties amended the Lewis Agreement to extended the term to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment to clarify that expenditures for work performed by us on either the Lewis Property or the adjoining property owned by Enexco would be applied to the minimum work commitment due under the Lewis Agreement. On December 23, 2004, we terminated the Lewis Agreement. On December 12, 2005, we were notified that 50% of the accrued and unpaid obligations due Lewis had been assigned to the Sharon F. Lewis Trust dated January 22, 2004 and the remaining 50% to the Frank Lewis Revocable Living Trust dated March 15, 2004. On July 3, 2006, we were served with a Summons and Complaint filed on June 29, 2006 by Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County. On August 7, 2006, we filed an Answer to the Summons and Complaint.

Concurrently with the filing of the Answer on August 7, 2006, we filed a Third Party Complaint in the Second Judicial District of the State of Nevada naming F.W. Lewis, Inc., the Sharon F. Lewis Trust dated January 22, 2004 and Roes 1 through 10, inclusive, as third party defendants to the action brought by the Frank Lewis Revocable Living Trust dated March 15, 2004, as described above. We are seeking declaratory relief in order to: (1) ascertain our rights and duties as well as the rights and duties of the named third party defendants as to the damages claimed in the complaint filed by the Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County, as outlined above; (2) find that we owe no further obligation under the Lewis Agreement; and (3) determine that the assignment by Lewis was ineffective and transferred no rights to either of the Frank Lewis Revocable Living Trust dated March 15, 2004 or the Sharon F. Lewis Trust dated January 22, 2004 to receive any obligation not already paid by us under the Lewis Agreement.

As disclosed in our Current Report on Form 8-K on July 7, 2006, we conveyed our interest in and to the six (6) unpatented mining claims at the Contact Property known as the “Red Metal” Claims to Enexco in exchange for 100,000 shares of Enexco.

We have a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our mines in 2006. As a development stage company, we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines. We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We will continue to entertain possible joint ventures with other mining company partners. We currently have one active joint venture pursuant to a Letter Agreement dated February 5, 2004 with Win-Eldrich for the Ashdown project. No other joint ventures are active at this time.

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing, utilization of the Fusion Capital equity vehicle and production from the Ashdown property. No assurance can be made that that additional financing will be obtained.

Recent Developments

Ashdown Project, Humboldt County, Nevada

The Ashdown molybdenum-gold project is located about 100 miles northwest of Winnemucca in Humboldt County, Nevada (“Ashdown”). The property covers about six (6) square miles and is controlled by 101 unpatented mining claims. We signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich on February 5, 2004. The terms of the agreement give us the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property. We will earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) by spending $5,000,000 toward development of the project. We have four (4) years to complete vesting. Upon signing, we paid Win-Eldrich $50,000, and beginning three (3) months after signing will pay $5,000 per month until a cash distribution through profitable production is achieved. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement.

In May 2006, we completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment was 100% complete at quarter-end, and the facility will be prepared to process material in the near term. We plan to assess expansion into a larger operation once production is underway. We have a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker. We will not be required to provide roasted material to the market, and do not have to locate third party roasting capacity under this contract.

               By the end of the June 2006, the only permits remaining before full mining operations commence were limited to the Environmental Assessment and the Plan of Operations (“POO”). Both of these documents are currently being reviewed by the agencies in their final forms. Interim progress at the mine has been accomplished under a Notice of Intent level permit that allows for the removal, test processing and marketing of a 1000-ton sample. The activities that have been undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process have not substantially impacted our operations to date. During the quarter ended June 30, 2006, we spent approximately $1,290,000 on this project.

Mineral Ridge Property

On November 7, 2000, we purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada (“Mineral Ridge”). The mine was acquired out of bankruptcy and the trustee was conducting only minimum maintenance activities at the time. The permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management at the time of the purchase. Since then we have obtained new permits based upon a revised POO and posted an updated reclamation surety bond of approximately $2,700,000. The Mineral Ridge mine was placed in full operation in the spring of 2004.

We have determined, with the assistance of Behre Dolbear, that the Mineral Ridge mine and related mineral property has economically feasible proven and probable reserves that can be recovered using a cyanide heap leaching process. The combined reserves, at a 0.030 troy ounces of gold per ton cut off grade and a gold price of $325 per ounce, are 2,392,000 tons averaging 0.0758 troy ounces of gold per ton for 146,504 ounces of recoverable gold at an 80.8% process efficiency. There are an additional 10,000 recoverable ounces estimated to be on the leach pad. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The combined direct operating costs, royalties, property and net proceeds tax burden, and costs of capital (total costs) are estimated at $241.63 per troy ounce.

Our operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of $746,490 in 2005 and $1,560,419 in 2004. Costs associated with these activities totaled $210,940 in 2005 and $3,806,968 in 2004. Under-performance of the leach pads and associated high production costs resulted from our failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study of May 2003. On January 12, 2005, we announced its decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.

Borealis Property

In the fourth quarter of 2004, we entered into negotiations with Gryphon Gold for the sale of the Borealis Property to Borealis Mining Company, a subsidiary of Gryphon Gold for cash payments totaling $1,400,000. Borealis Mining completed its final payment on January 31, 2006 and we retain no further rights or interest in the Borealis Property.

Contact Property

The Contact Property was held through agreements with two (2) separate entities, Enexco and Lewis. On January 28, 1998, pursuant to the terms of the Letter Agreement, we acquired the right to earn a 60% interest in the Enexco patented mining claims through a combination of annual work commitments totaling $2,600,000 on the portion of the property owned by Enexco and $4,000 per month payments to Enexco totaling $313,000 over seven (7) years. The Letter Agreement was terminated on December 23, 2004. At June 27, 2006, the accrued unpaid liabilities for the minimum work commitments and monthly lease payments due to Enexco totaled $2,420,643. On June 27, 2006, we entered into a Termination Agreement with Enexco affirming that: (1) the Letter Agreement was terminated with an effective date of January 22, 2005; (2) we release any claim of further right, title or interest in the Contact Property; and (3) Enexco releases us from any and all claims, demands, or liabilities arising from our activities at the Contact Property. Upon signing the Termination Agreement, the accrued unpaid liabilities relating to the Letter Agreement were extinguished and reversed, resulting in a gain on extinguishment of debt in the amount of $2,420,643.

On July 10, 1998, we entered into the Lewis Agreement for the Lewis Property. On February 19, 2003, the parties amended the Lewis Agreement to extended the term to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment to clarify that expenditures for work performed by us on either the Lewis Property or the adjoining property owned by Enexco would be applied to the minimum work commitment due under the Lewis Agreement. On December 23, 2004, we terminated the Lewis Agreement. On December 12, 2005, we were notified that 50% of the accrued and unpaid obligations due Lewis had been assigned to Sharon F. Lewis Trust dated

January 22, 2004 and the remaining 50% to the Frank Lewis Revocable Living Trust dated March 15, 2004. On July 3, 2006, we were served with a Summons and Complaint filed on June 29, 2006 by Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County. On August 7, 2006, we filed an Answer to the Summons and Complaint.

Concurrently with the filing of the Answer on August 7, 2006, we filed a Third Party Complaint in the Second Judicial District of the State of Nevada naming F.W. Lewis, Inc., the Sharon F. Lewis Trust dated January 22, 2004 and Roes 1 through 10, inclusive, as third party defendants to the action brought by the Frank Lewis Revocable Living Trust dated March 15, 2004, as described above. We are seeking declaratory relief in order to: (1) ascertain our rights and duties as well as the rights and duties of the named third party defendants as to the damages claimed in the complaint filed by the Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County, as outlined above; (2) find that we owe no further obligation under the Lewis Agreement; and (3) determine that the assignment by Lewis was ineffective and transferred no rights to either of the Frank Lewis Revocable Living Trust dated March 15, 2004 or the Sharon F. Lewis Trust dated January 22, 2004 to receive any obligation not already paid by us under the Lewis Agreement.

As disclosed in our Current Report on Form 8-K on July 7, 2006, we conveyed our interest in and to the six (6) unpatented mining claims at the Contact Property known as the “Red Metal” Claims to Enexco in exchange for 100,000 shares of Enexco.

Lone Mountain Mill

The Lone Mountain Mill is located in Esmeralda County, Nevada (“Lone Mountain”). The property is also located about 15 miles west of Tonopah on the south side of U. S. Highways 6 & 95 and just north of Lone Mountain, a major local landmark. We signed two (2) option agreements: (1) for the mill and (2) for the private land the mill is located upon. These transactions were jointly negotiated with two (2) separate owners. Esmeralda Extraction Company, who owns approximately 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase for the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. On October 27, 2004, a payment of $16,800 was made to Cow County Title located in Tonopah, Nevada, as were filings for the purchase of approximately 1,200 acres of mill site land. When completed, the land will have an estimated cost of $360,000. At this time, the purchase of Lone Mountain has been placed on hold due to economic feasibility studies on the property.

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, we executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI43-101 report describing a molybdenite deposit within the area of the claims.

Pursuant to the terms of the agreement, we are obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006. Each payment will be distributed as follows, $9,991.50 to Mr. Lalonde, $9,247.45 to each of Messrs. Robitaille and Davis, and $2,763.61 to Mr. Dockweiler. In addition, the agreement provides that we will issue 735,000 shares of our common stock to the Vendors. Said shares of our common stock have been issued as “restricted securities” as such term is defined in paragraph (a)(3) of Rule 144 as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Mr. Lalonde received 235,000 shares, each of Messrs. Robitaille and Davis received 217,500 shares and Mr. Dockweiler received 65,000 shares. The agreement also provides that the Vendors will retain a 3.3% Net Smelter Return on the sales of minerals taken from the Northern Champion Property. Each of Messrs. Lalonde, Robitaille and Davis will be entitled to receive 1% of the Net Smelter Return and Mr. Dockweiler will be entitled to receive 0.3% of the Net Smelter Return. Additionally, we will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000. We will have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

Alaskan Royalties

We own a 1% net smelter return royalty on the following properties located in Alaska. We are not required to perform any work or make any payments for these royalties:

21

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

Corporate Activities

On July 13, 2005, we entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6,000,000 over a 24 month period. On January 19, 2006, the parties entered into a Termination Agreement whereby we mutually terminated the Original Purchase Agreement with Fusion Capital. On January 20, 2006, we entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6,000,000 of our common stock over a 24 month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of our common stock on each trading day during the term of the Purchase Agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price per share is below $0.10. We issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, we initiated the sale of commencement shares under the Purchase Agreement, and as of June 30, 2006, we had sold a total of 4,186,981 shares at an average price of $0.387 for proceeds totaling approximately $1,625,001. As of the date of this report, 5,950,529 shares have been sold under the Purchase Agreement for total proceeds of approximately $2,170,002.

Other Corporate Developments

The Board of Directors approved the formation of an Interim Governing Board (“IGB”) as part of the restructuring strategy employed in 2005. With the entry into Employment Agreements with each of David A. Caldwell, Robert P. Martin and Kenneth S. Ripley, on February 22, 2006, March 8, 2006 and March 13, 2006, respectively, the IGB was dissolved.

The development of an Advisory Board to the Board of Directors was finalized on February 7, 2005. The Advisory Board members are compensated for any hours worked in excess of eight (8) during any given month. Advisory Board Members consist of: (1) Daniel Breckenridge from Oklahoma, (2) William R. Thomson from London, England, and (3) David W. Payne from Kansas.

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

Critical Accounting Policies

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements.

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

In early 2003, Behre Dolbear was contracted to do an independent technical review of our reported mine reserves at Mineral Ridge. In conducting the assignment, they reviewed and examined geologic, geostatistical, mining, processing, environmental, and economic information and data supplied by us. While Behre Dolbear discussed this information and data with our staff and other consultants, it has independently satisfied itself that the parameters used are reasonable in accord with industry-accepted practice. Based on this review, Behre Dolbear believes that we have reasonable basis for concluding that reserves exist at the Mineral Ridge project. The estimated reserves at the Mineral Ridge Project include some proven reserves, which have not been separated from the probable reserves.

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

Impairment of Long-Lived Assets. Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis. We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

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

                Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled approximately $1,820,000 at December 31, 2002. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a reclamation bond for approximately $2,700,000 with the Bureau of Land Management with respect to the Mineral Ridge mine. We have recently completed a full review of the bonding at Mineral Ridge as is required every three (3) years. This review has resulted in no material change to the $2,700,000 provided by the current bond. We utilized an insurance-backed financial assurance program produced by IMA Environmental Insurance of Denver, Colorado, and underwritten by AIG Environmental, to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enables us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of 12 years. Now that the new permit and bond are in place we assume our reclamation obligation to be approximately $2,700,000. We anticipate that expenditures relating to these reserves will be made over the next five (5) to ten (10) years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

Results Of Operations

Results Of Operations For The Three Month Period Ended June 30, 2006 Compared To The Three Month Period Ended June 30, 2005.

We generated $nil in revenue for the three (3) months ended June 30, 2006, as compared to $406,645 revenue for the three (3) months ended June 30, 2005 and $nil for the six (6) months ended June 30, 2006 versus $575,693 for the same period of 2005. Revenues decreased as a result of the suspension of operations at Mineral Ridge. Cost of mining operations for the quarter and six (6) months ended June 30, 2006 of $126,230 and $205,442, respectively consists of expenditures to maintain the Mineral Ridge project on standby status.

Exploration, mineral property leases and minimum work commitment expenses increased $1,406,444 to $1,617,970 for the quarter ended June 30, 2006 as compared to $211,526 for the quarter ended June 30, 2005. Year to date as of June 30, 2006, these expenses totaled $2,245,507 compared to $349,798 in the same period of the prior year. This increase is a result of the continuing development of the Ashdown underground mining project during the quarter and six (6) months ended June 30, 2006, which was not underway in the prior year.

General and administrative expenses, which include investor relations and salaries and wages, decreased $536,846 from $907,689 for the quarter ended June 30, 2005 to $370,843 for the quarter ended June 30, 2006. This decrease is a result of the valuation of employment contracts expensed in the prior year.

During the quarter and six (6) months ended June 30, 2006, interest expense decreased $ 403,928. This decrease is a result of the significant reduction in reliance on short term debt to finance the Ashdown Project development as well as the conversion of almost all notes payable into shares of our common stock. The interest expense shown year to date June 30, 2006 shows an increase of $167,019 from $643,694 for the six (6) months ended June 30, 2005 to $810,983 for the six (6) months ended June 30, 2006 due to an increase debt borrowings in the first quarter of 2006 versus the first quarter of 2005 required to bring the Ashdown project into limited production. Interest expenses should remain at the levels exhibited in the second quarter ended June 30, 2006 in future periods.

Gain on extinguishment of debt of $1,593,803 for the quarter and six (6) months ended June 30, 2006 is the result of the accord that we reached with Enexco whereby the parties acknowledged that the Enexco Agreement was terminated pursuant to clauses limiting liquidated damages to only those amounts paid to Enexco while the Enexco Agreement was in effect. Consequently, accrued unpaid liabilities were extinguished upon termination of the Enexco Agreement, resulting in a gain on extinguishment of debt of $2,420,643. This gain is offset by losses incurred in the extinguishment of debt by the issuance of common stock, resulting in the net reported figure of $1,593,803 for the current year periods.

Liquidity And Capital Resources

Since our incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of approximately $33,800,000 at June 30, 2006 and approximately $31,000,000 at December 31, 2005.

As of June 30, 2006, we had $134,060 in cash and cash equivalents and a working capital deficit of $9,607,963. A significant portion of the cash is allocated for the Ashdown mine. We anticipate expenditures for year 2006 for general and administrative expenses to be approximately $370,000 and approximately $1,000,000 for exploration and property holding costs. Exploration and holding expenditures are expected to include $100,000 for the Mineral Ridge gold mine, $50,000 for future Nevada land holding costs and $20,000 for generative exploration. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the reclamation bond for approximately $2,700,000 for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, we transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company and removed the accrued reclamation obligation due to the insurance policy entered into that will pay the future reclamation costs during the term of the policy. We are obligated to pay an additional $11,311 annually.

In the next 12 months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and process/leach facilities. These items include underground hauling machines and muckers and various surface equipment including a front-end loaders, forklifts, and small haul trucks. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000. We anticipate funding these capital equipment expenditures with funds we receive from any molybdenum or gold production revenues we may generate or from debt and equity financing. All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.

During 2006, our liquidity needs were met from: (1) the sale of 5,950,529 shares pursuant to the Common Stock Purchase Agreement with Fusion Capital for approximately $2,170,002; (2) the conversion of warrants and options to common stock and sales thereof totaling $139,610; (3) the proceeds from the Production Payment Purchase Agreement with Ashdown Milling Company, LLC for $300,000; (4) the sale of the Borealis project for $1,400,000 of which $250,000 was collected in the quarter ended March 31, 2006; (5) additional short-term loans from related parties; and (6) the loan provided in the financing agreement with William D. and Candida Schnack dated as of May 10, 2005 and as extended pursuant to the terms of that certain Letter of Extension dated November 4, 2005. As of June 30, 2006, we had 146,192,460 shares of common stock outstanding, which we have recognized as $27,211,566 of paid in capital including cash, services and mineral rights acquisition. As of June 30, 2006, we had current assets of $573,730 compared to $825,634 at December 31, 2005. On January 31, 2006, we received the final payment of $250,000 from the Borealis project sale. Current liabilities at December 31, 2005 of $11,589,450 were higher than the June 30, 2006 balance of $10,181,693. The decrease in the amount of current liabilities is a result of the extinguishment of debt related to the Enexco Agreement on the Contact Property. This results in a working capital deficit of $10,763,816 and $9,282,964 as of December 31, 2005 and June 30, 2006, respectively. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate covering our working capital needs through funding received from loans and any future revenue we may generate, as well as other sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

                   On July 13, 2005, we entered into the Original Purchase Agreement with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6,000,000 over a 24 month period. On January 19, 2006, we entered into a Termination Agreement with Fusion Capital whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, we entered into the Purchase Agreement with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6,000,000 of our common stock over 24 month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of our common stock on each trading day during the term of the Purchase Agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price per share is below $0.10. We issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, we initiated the sale of commencement shares under the Purchase Agreement and as of June 30, 2006, we had sold a total of 4,186,981 shares at an average price of $0.387 for proceeds totaling approximately $1,625,001. As of the date of this report, 5,950,529 shares have been sold under the Purchase Agreement for total proceeds of approximately $2,170,002.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

On January 31, 2006, Borealis Mining Company completed its final payment of $250,000 to us for the purchase of the Borealis Property. We retain no further rights or interest in the Borealis Property.

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

Certain Business Risk Factors

You should carefully consider the risks described below before purchasing our common stock. The risks set forth below describe the material risks presently known by us. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We have yet to establish any history of profitable operations. We have incurred operating losses of $2,636,315 for the six (6) months ended June 30, 2006 and $806,628 for the quarter ended June 30, 2006 and $5,942,463 and $6,470,008 during the years ended December 31, 2005 and 2004 respectively. As a result, at December 31, 2005, we had an accumulated deficit of $31,134,731. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005, 2004 and 2003 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the quarter ended June 30, 2006, we have generated losses from operations, had an accumulated deficit of $33,771,046 and a working capital deficit of $9,282,964, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2005.

The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations

A majority of our properties consist of unpatented mining claims, which we own or lease. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law. We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay annual holding fees of $133.50 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable. Because mining claims are self- initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests. It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims. Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit. The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim’s validity is challenged. However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than us. It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged. Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations. No title insurance is available for mining. In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.

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

•

Metal Price Variability: The prices for molybdenum, gold, and silver fluctuate in response to many factors beyond anyone’s ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

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

•

Changes in Environmental and Mining Laws and Regulations: We believe that we currently comply with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and additional changes may occur in the future.

Environmental Controls Could Curtail Or Delay Exploration And Development Of Our Mines And Impose Significant Costs On Us

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including molybdenum and gold mining and processing. In January 2001, the Bureau of Land Management amended its surface management regulations to require bonding of all hard rock mining and exploration operations involving greater than casual use to cover the estimated cost of reclamation. The impact of bonding the Mineral Ridge mine has been significant. The estimated and agreed-upon reclamation cost for the Mineral Ridge property increased from approximately $1,640,000 in 1996 to approximately $2,700,000 in 2003, an increase of approximately $1,060,000 or 65%. This increase was not a result of changes in the required work to be completed, but rather it was a result of changes in the administrative costs of the reclamation and changes with respect to how leach pads and tailing dams are reclaimed. We have recently completed a full review of the bonding at Mineral Ridge as is required every three (3) years. This review has resulted in no material change to the current bond of approximately $2,700,000. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue the surety bond. This addition of cash collateral for the bond has had a significant impact on our ability to bring the Mineral Ridge property into production. We have satisfied the initial cash collateral requirement for the surety bond and the bond is in place. We had two remaining payments for the bond, totaling approximately $337,000, and paid in March 2004, with annual premiums thereafter of approximately $11,300, decreasing annually as the surety limits decrease. The remaining two (2) bond payments have been paid. We anticipate meeting these future obligations from funds generated by any future revenue, our financing from Fusion Capital or through a possible payment plan set up with the insurance company. In the event we are unable to meet remaining financial obligations for the surety bond, the insurance company could force us to curtail or cease operations.

Many states, including the State of Nevada (where Mineral Ridge and Ashdown are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to insure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

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

The royalty proposal ranges from a two percent royalty on “net profits” from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

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

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.56 and $0.09. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

On September 30, 2005, American Asphalt and Grading, Inc. initiated an action against us in the Fifth Judicial District Court of the State of Nevada in the County of Nye. The Summons and Complaint names Golden Phoenix Minerals, Inc. as the defendant in a breach of contract action. American Asphalt and Grading, Inc. has a mechanics lien for work performed on our Mineral Ridge property. The amount of the claim is approximately $297,413 plus attorney’s fees and costs. On October 18, 2005, the parties have agreed to stay the proceedings while they continue to negotiate a settlement acceptable to all parties. Negotiations are currently proceeding and the ultimate resolution cannot be determined at this time.

On July 3, 2006, we were served with a complaint filed on June 29, 2006 by the Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County. The Summons and Complaint names Golden Phoenix Minerals, Inc. as the defendant in a breach of contract action and Complaint on Account action. The Frank Lewis Revocable Living Trust dated March 15, 2004 alleges damages in excess of $10,000 plus attorney’s fees and costs for: (1) failure to pay money due under the terms of the Lewis Agreement; (2) failure to distribute shares of unrestricted stock as required by the Lewis Agreement; and (3) failure to perform work required by the Lewis Agreement. On August 7, 2006, we filed an Answer to the Summons and Complaint.

Concurrently with the filing of the Answer on August 7, 2006, we filed a Third Party Complaint in the Second Judicial District of the State of Nevada naming F.W. Lewis, Inc., the Sharon F. Lewis Trust dated January 22, 2004 and Roes 1 through 10, inclusive, as third party defendants to the action brought by the Frank Lewis Revocable Living Trust dated

March 15, 2004, as described above. We are seeking declaratory relief in order to: (1) ascertain our rights and duties as well as the rights and duties of the named third party defendants as to the damages claimed in the complaint filed by the Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County, as outlined above; (2) find that we owe no further obligation under the Lewis Agreement; and (3) determine that the assignment by Lewis was ineffective and transferred no rights to either of the Frank Lewis Revocable Living Trust dated March 15, 2004 or the Sharon F. Lewis Trust dated January 22, 2004 to receive any obligation not already paid by us under the Lewis Agreement.

Item 2. Change In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the first and second quarters of 2006. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Nature of Service Performed	Shares Issued	Value Received
First Quarter 2006
Ashdown Milling Co., LLC	Contract Royalty Purchase	700,000	$ 227,700
Peter Spina	Services - web site	5,000	1,950
Warrants Exercised	Warrants Exercised	264,000	56,000
	Incentives	0	253,595
		969,000	$ 539,245

Second Quarter 2006
Directors	Director's Fees	20,589	$ 9,039
Advisory Committee	Advisory Services	78,417	38,032
O & M Partners LLC	Services - investor relations	75,000	38,625
D. Stewart Armstrong & Cindy Ikeoka	Services - public relations	10,000	4,800
Mineral Rights Owners	Contract Mineral Right Purchase	735,000	373,380
Warrants Exercised	Warrants Exercised	150,000	30,000
	Incentives	0	31,732
		1,069,006	$ 525,608

We believe that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since: (1) each of the transactions involved the offering of such securities to a substantially limited number of persons; (2) each person took the securities as an investment for his own account and not with a view to distribution; (3) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; and (4) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously reported in the Form 8-K Current Report dated May 10, 2005, we entered into that certain Golden Phoenix/Schnack Agreement dated as of May 10, 2005 (the “Agreement”), with William D. and Candida Schnack (the “Lender”).  Pursuant to the pre-approved milestones set forth in the Agreement, the Lender agreed to advance to us $1,000,000 on our production and sale of molybdenum concentrates from its Ashdown mine.  Under the terms of the Agreement and in consideration of the advances, the Lender shall receive from us (1) repayment of the $1,000,000 advance (the “Advance Amount”); (2) a premium of $2,000,000 (the “Premium Amount”) and (3) 1,000,000 two (2) year warrants to purchase our common stock at an exercise price equal to $0.14 per share.

                As previously reported in the Form 8-K Current Report dated November 4, 2005, we entered into a Letter of Extension (the “Extension”) with the Lender in order to amend and restate the original repayment terms of the Agreement.  Pursuant to the terms of the Extension, the Advance Amount and the Premium Amount shall be paid in monthly installments as follows:  (1) 15% of gross molybdenum concentrates sales produced from the Ashdown mine on the first of every month within 30 days of when production begins; (2) a minimum payment of $500,000 or 15% of the gross, whichever is greater is due and payable on the first of every month thereafter until both the Advance Amount and the Premium Amount are retired in full; and (3) the first initial minimum payment shall be due no later than February 1, 2006 and the final payment will be due and payable May 1, 2006.

Pursuant to the repayment terms of the Agreement as amended and restated by the Extension, we were required to make a payment of $500,000 to the Lender on each of February 1, March 1, April 1, May 1, June 1, July 1 and August 1, 2006. As of August 7, 2006, we have not made any such payments to the Lender. We continue to have amicable discussions with the Lender with the intent to negotiate repayment terms which will match the cashflows of the Ashdown project.

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
10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002
10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003
10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.27	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006
10.28	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.29	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b)	Reports on Form 8-K:

On July 7, 2006, we filed a Form 8-K with respect to Items 1.01 — Entry into a Termination Agreement, and entry into a Sale Agreement and Quitclaim Deed concerning six unpatented mining claims at the Contact Property known as the "Red Metal" Claims with International Enexco Ltd., a British Columbia corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 11, 2006	By:	/s/ Kenneth S. Ripley
Name: Kenneth S. Ripley
Title: Chief Executive Officer

Date: August 11, 2006	By:	/s/ Larry A. Kitchen
Name: Larry A. Kitchen
Title: Principal Accounting Officer

