Form 10QSB
period 2006-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2006-11-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 7, 2006, there were 151,658,305 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3
Statements of Operations for the Three Months Ended September 30, 2006 and 2005 (Unaudited) and the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5
Statements of Stockholders’ Equity (Deficit) (Unaudited)	6
Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	7
Notes to Financial Statements	9
Item 2. Management’s Discussion and Analysis or Plan of Operation	17
Item 3. Controls and Procedures	36

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Changes of Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	38
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 5. Other Information	38
Item 6. Exhibits and Reports on Form 8-K	39
Signature Page	43

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 505,235	$ 10,175
Receivables	135,494	260,000
Related party receivables	14,700	-
Prepaid expenses and other current assets	404,871	533,160
Materials and supplies inventory	18,171	22,299
Marketable securities	149,532	-
Total current assets	1,228,003	825,634

PROPERTY AND EQUIPMENT
Land	57,599	57,599
Buildings	116,020	116,020
Vehicles	79,930	262,636
Computer equipment	86,550	109,332
Office furniture and equipment	18,221	18,221
Mining equipment and rolling stock	1,000,716	935,108
Assets under construction	601,855	469,256
Accumulated depreciation	(620,837)	(621,357)
Total property and equipment, net	1,340,054	1,346,815

OTHER ASSETS
Restricted funds -- reclamation obligations	2,175,966	1,996,857
Reclamation asset, net	1,826,140	1,826,140
Prepaid bond insurance premiums	331,291	363,700
Investment in Ashdown Project LLC	250	-
Deposits	60,761	48,380
Total other assets	4,394,408	4,235,077

TOTAL ASSETS	$ 6,962,465	$ 6,407,526

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Balance Sheets

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 1,738,867	$ 1,278,499
Accrued liabilities	3,861,596	6,430,259
Current portion of long-term debt	9,705	17,477
Capital lease obligations - current portion	93,750	4,679
Note payable and related accrued interest	3,100,000	2,351,685
Convertible notes payable and related accrued interest	51,899	169,690
Other current liabilities	90,884	107,065
Deferred revenue	904,567	617,063
Amounts due to related parties	537,444	613,033
Total current liabilities	10,388,712	11,589,450

LONG-TERM LIABILITIES
Reclamation obligation	2,613,648	2,497,093
Long-term debt	14,490	37,555
Severance costs	263,034	326,866
Total long-term liabilities	2,891,172	2,861,514

TOTAL LIABILITIES	13,279,884	14,450,964

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 200,000,000 shares authorized
150,539,975 and 136,380,087 issued and outstanding, respectively	28,699,897	23,062,607
Common stock subscribed-payable (receivable)	(65,001)	28,686
Other comprehensive loss	(12,510)	-
Accumulated deficit	(34,939,805)	(31,134,731)
Total stockholders' equity (deficit)	(6,317,419)	(8,043,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,962,465	$ 6,407,526

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

REVENUES
Sale of precious metals	$ -	$ 143,767	$ -	$ 719,460

EXPENSES
Cost of mining operations	242,127	121,978	447,569	816,701
Exploration, mineral property leases and minimum work commitment expenses	323,508	1,851,274	2,569,013	2,201,072

Accretion expense	40,620	37,437	116,555	107,421
General and administrative	539,376	360,470	1,363,396	1,660,791
Depreciation and depletion	24,629	44,496	79,580	129,215
Total Expenses	1,170,260	2,415,655	4,576,113	4,915,200

LOSS FROM OPERATIONS	(1,170,260)	(2,271,888)	(4,576,113)	(4,195,740)

OTHER INCOME (EXPENSE)
Interest income	1,523	2,106	4,109	2,675
Interest expense	(170,205)	(746,738)	(981,188)	(1,390,702)
Gain on extinguishment of debt	-	-	1,593,803	-
Gain on disposal of mineral properties	162,041	-	162,041	-
Other income (expense)	19,740	(23,855)	19,740	3,009
Gain (loss) on asset disposal	(11,599)	-	(27,466)	1,400,000
Loss on impairment of asset	-	-	-	(47,456)
Total Other Income (Expense)	1,500	(768,487)	771,039	(32,474)

LOSS BEFORE INCOME TAXES	(1,168,760)	(3,040,375)	(3,805,074)	(4,228,214)

INCOME TAXES	-	-	-	-

NET LOSS	(1,168,760)	(3,040,375)	(3,805,074)	(4,228,214)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	(12,510)	-	(12,510)	-

NET COMPREHENSIVE LOSS	$ (1,181,270)	$ (3,040,375)	$ (3,817,584)	$ (4,228,214)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	148,249,435	135,038,324	142,185,509	133,217,168

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Shares		Stock Subscriptions	Stock Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Payable	Receivable	Deficit	Loss
Balance, December 31, 2004	119,721,984	$ 20,684,330	$ -	$ -	$ (25,192,268)	$ -
Issuance of common stock for cash	9,354,860	895,945	7,900	-	-	-
Issuance of common stock for directors fees	113,828	19,000	-	-	-	-
Issuance of common stock for services	2,956,658	500,683	-	-	-	-
Issuance of common stock for production payment purchase agreement	800,000	143,000	-	-	-	-
Warrants issued as inducements to enter into agreements	-	127,896	20,786	-	-	-
Issuance of common stock from note conversion	3,432,757	683,038	-	-	-	-
Issuance of options for services	-	8,715	-	-	-	-
Net loss for the year ended, December 31, 2005	-	-	-	-	(5,942,463)	-
Balance, December 31, 2005	136,380,087	23,062,607	28,686	-	(31,134,731)	-
Issuance of common stock for cash (unaudited)	8,224,432	2,932,501	-	-	-	-
Issuance of common stock for directors fees (unaudited)	20,589	9,039	-	-	-	-
Issuance of common stock for services (unaudited)	168,417	83,406	-	-	-	-
Issuance of common stock for officer compensation (unaudited)	2,610,803	1,261,230	-	-	-	-
Issuance of common stock from note conversion (unaudited)	772,389	173,765	-	-	-	-
Issuance of common stock from mineral rights purchase (unaudited)	735,000	373,380	-	-	-	-
Issuance of common stock for production payment purchase agreement (unaudited)	700,000	227,700	(7,900)	-	-	-
Issuance of stock from the exercise of options (unaudited)	327,400	53,610	-	-	-	-
Issuance of stock from the exercise of warrants (unaudited)	414,000	86,000	-	-	-	-
Issuance of options for services (unaudited)	-	183,829	-	-	-	-
Warrants issued as inducements to enter into agreements (unaudited)	-	187,829	(20,786)	-	-	-
Issuance of common stock for stock subscription receivable (unaudited)	186,858	65,001	-	(65,001)	-	-
Net loss for the Nine Months ended, September 30, 2006 (unaudited)	-	-	-	-	(3,805,074)	-
Other Comprehensive Loss (unaudited)	-	-	-	-	-	(12,510)
Balance, September 30, 2006 (unaudited)	150,539,975	$ 28,699,897	$ -	$ (65,001)	$ (34,939,805)	$ (12,510)

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$ (3,805,074)	$ (4,228,214)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and depletion	79,580	129,215
Amortization of prepaid warrants	-	22,545
Gain on sale of mineral property	(162,041)	-
Loss (gain) on disposal of asset	27,466	(1,400,000)
Accretion expense	116,555	107,421
Gain on the extinguishment of debt	(1,593,803)	-
Common stock issued for services	291,583	346,420
Common stock issued for exploration and property costs	373,380	-
Impairment of property and equipment	-	26,972
Loss on impairment of assets	-	47,456
Changes in operating assets and liabilities
(Increase) decrease in accounts and other receivables	135,806	(2,109)
Decrease in prepaid expenses	160,698	(144,454)
(Increase) decrease in inventories	4,128	38,947
(Increase) decrease in reclamation asset	-	-
(Increase) decrease in restricted cash	(179,109)	(159,299)
(Increase) decrease in deposits	(12,631)	(20,407)
(Increase) decrease in accounts payable	478,367	(613,875)
(Increase) decrease in accrued liabilities	839,377	1,507,625
Increase on common stock payable	-	34,000
Increase in termination accruals	-	647,708
Increase in cost of financing	-	1,255,039
(Decrease) in amounts due related parties	-	(55,974)
Net cash used by operating activities	(3,245,718)	(2,460,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of mineral property	-	900,000
Proceeds from sale of assets	33,075	-
Purchase of property and equipment	(151,360)	(19,834)
Net cash provided (used) by investing activities	$ (118,285)	$ 880,166

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	$ -	$ (41,601)
Proceeds from note payable	-	673,599
Payments on capital lease obligations	-	(22,849)
Payments on notes payable and long-term debt	-	(53,042)
Payments on notes payable to related parties	(273,047)	-
Proceeds from related parties	145,000	-
Payments on related party debt	-	(60,000)
Principal and interest payments on convertible notes	-	(100,839)
Proceeds on convertible notes	-	349,971
Proceeds from debt	265,000	-
Proceeds from production payment purchase agreement	650,000	-
Proceeds from exercise of options and warrants	139,610	-
Net proceeds from sale of common stock	2,932,500	899,335
Net cash provided by financing activities	3,859,063	1,644,574

NET INCREASE IN CASH AND CASH EQUIVALENTS	495,060	63,756

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,175	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 505,235	$ 63,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 21,970	$ -
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Common stock issued for services	$ 83,406	$ 346,420
Common stock issued for convertible note debt	$ 173,765	$ 626,804
Common stock issued for exploration and property costs	$ 373,380	$ -
Common stock issued for officer compensation	$ 1,261,230	$ -
Warrants issued as inducements	$ 187,829	$ -
Options issued for services	$ 183,829	$ -

The accompanying notes are an integral part of these financial statements.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three (3) and nine (9) months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997, and it has not generated revenues sufficient to cover its operating costs, it also has an accumulated deficit of $34,939,805 and a working capital deficit of $9,160,709 at September 30, 2006, which raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2006, 2005 and December 31, 2005

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

Nine Months
September 30, 2005

Net Loss, as reported	$ (4,228,214)
Addback:
Stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	-
Deduct:
Total stock- based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87,767)

Pro forma net loss	$ (4,315,981)

Pro forma (loss) earnings per share:
Basic and diluted - as reported	$ (0.03)
Basic and diluted - pro forma	$ (0.03)

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

NOTE 3 -	OUTSTANDING STOCK OPTIONS (continued)

Net loss for the quarter ended September 30, 2006 includes $79,001 of non-cash stock-based compensation expense issued to employees and consultants. As a result of the adoption of FAS 123R and due to unexercised options granted during the first and second quarters of 2006 we will recognize a total of $207,686 of compensation expense over the next two years for employees and consultants. Stock options issued in the first quarter of 2006 carry a vesting schedule which allows the exercise rights at the rate of 25% starting 90 days after the effective date and 25% every 90 days thereafter until 100% are available for exercise after a total of 360 days. Stock options issued in the second quarter of 2006 carry a vesting schedule that releases their exercise rights at the rate of 33.4% immediately, 33.3% at the first annual anniversary and 33.3% at the second annual anniversary.

A summary of the status of the Company’s stock option plans as of September 30, 2006 and changes during the year is presented below:

		Weighted
		Average
	Options	Exercise Price

Outstanding, December 31, 2005	4,735,621	$ 0.19

Granted	2,400,000	0.25
Cancelled/Expired	(692,506)	0.27
Exercised	(327,400)	0.16

Outstanding, September 30, 2006	6,115,715	$ 0.20

Exercisable, September 30, 2006	4,852,032	$ 0.19

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 9/30/06	Life	Price	at 9/30/06	Price

$ 0.150	2,465,715	(a)	$ 0.150	2,465,715	$ 0.150
0.370	400,000	2.01	0.370	400,000	0.370
0.150	700,000	3.41	0.150	700,000	0.150
0.190	200,000	3.35	0.190	200,000	0.190
0.240	2,250,000	4.38	0.240	1,052,917	0.240
0.405	100,000	4.63	0.405	33,400	0.405

$0.150 – 0.405	6,115,715	3.88	$ 0.203	4,852,032	$ 0.190

(a) The term of these options is from the grant date until six (6) months after all loans, advances or other debts due to employees granted these options have been paid in full.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

NOTE 4 -	OUTSTANDING STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of September 30, 2006 and changes during the year is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2005	2,892,782	$ 0.19

Granted	907,714	0.19
Canceled / Expired	(861,352)	0.25
Exercised	(414,000)	0.21

Outstanding, September 30, 2006	2,525,144	$ 0.17

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2006:

Expiration Date	Price	Number
2007	$ 0.14	1,125,144
2008	$ 0.20	800,000
2009	$ 0.20	600,000

		2,525,144

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

NOTE 5 -	GAIN ON SALE OF ASSETS

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

On June 27, 2006, the Company executed a Quitclaim Deed conveying its interest in and to the six unpatented mining claims at the Contact Property known as the “Red Metal” Claims to International Enexco Ltd. (“Enexco”) in exchange for 100,000 shares of Enexco (the "Enexco Shares").  The stock certificate was received by the company on July 21, 2006 and the Company valued the Enexco Shares as of that date at CDN $1.85 per share or USD $1.62 per share, resulting in a recognizable gain of USD $162,041.

Because shares of Enexco common stock are traded daily on the Ventures Exchange of the Toronto Stock Exchange, the Enexco shares are readily marketable. As of September 30, 2006, the value of Enexco stock was CDN $1.67 per share or USD $1.495 per share. In addition, the Company intends on holding the Enexco Shares for the foreseeable future. Accordingly, the Enexco Shares are being accounted for as securities held-for-sale in accordance with FAS 115. The resulting unrealized loss on these marketable securities totaled $12,510 and was recorded to marketable securities with a resulting in a loss shown in comprehensive income in the equity section of the balance sheet.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

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

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

NOTE 7 -	SUBSEQUENT ITEMS

•

On October 23, 2006, the Board of Directors approved the 2006 Non-Employee Director Stock Option Plan (the “Plan”) providing for 2,000,000 shares of the Company’s Common Stock to be reserved for issuance of awards of Non-Qualified Stock Options to non-employee directors of the Company pursuant to the terms and conditions set forth in the Plan.

•

On October 23, 2006, the Board of Directors granted options to purchase shares of Common Stock of the Company under the Plan to the following individuals pursuant to the terms of a Non-Qualified Stock Option Agreement, for service rendered on the Board of Directors:

Optionee	No. of Shares	Grant Date	Exercise Price	Expiration Date	Vesting Schedule
Jeffrey P. Tissier	200,000	10/23/2006	$0.36	10/23/2011	Immediate
Corby G. Anderson	100,000	10/23/2006	$0.36	10/23/2011	Immediate
Kent D. Aveson	100,000	10/23/2006	$0.36	10/23/2011	Immediate

•

On November 2, 2006, the Company entered into a Second Amendment to the Golden Phoenix/Schnack Agreement (the "Second Amendment") with William D. and Candida Schnack (the “Lender”) in order to amend and restate the original repayment terms of the Golden Phoenix/Schnack Agreement dated as of May 10, 2005 (the “Agreement”). Pursuant to the pre-approved milestones set forth in the Agreement, the Lender agreed to advance to the Company $1,000,000 on the Company’s production and sale of molybdenum concentrates from its Ashdown mine. Under the terms of the Agreement and in consideration of the advances, the Lender shall receive from the Company (i) repayment of the $1,000,000 advance (the “Advance Amount”); (ii) a premium of $2,000,000 (the “Premium Amount”) and (iii) 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share.

Pursuant to the terms of the Second Amendment, the Advance Amount and the Premium Amount shall be paid in monthly installments as follows: (a) five percent (5%) of gross molybdenum concentrates sales produced from the Ashdown Mine through February 1, 2007 will be due and payable within 30 days of transfer of ownership to broker; (b) beginning February 1, 2007, fifteen percent (15%) of gross molybdenum concentrates sales produced from the Ashdown Mine through February 1, 2007 will be due and payable within 30 days of transfer of ownership to broker; (c) beginning March 1, 2007, a payment of fifteen percent (15%) of gross molybdenum concentrates sales produced from the Ashdown Mine, or $300,000, whichever is greater, will be due and payable within 30 days of transfer of ownership to broker; and (d) the final payment of all outstanding amounts related to the Advance Amount and the Premium Amount will be due and payable June 1, 2007.

GOLDEN PHOENIX MINERALS, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and December 31, 2005

NOTE 7 -	SUBSEQUENT ITEMS

•

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown Project LLC (the “LLC”) and the future mineral exploration, evaluation, development and if warranted, mining operations by the LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the LLC. The Company will serve as the initial Manager of the LLC until such a time that the Management Committee determines that the LLC should either retain the Company as the Manager for an additional period of time, or manage the LLC itself, with the Mine General Manager and the other officers of the LLC being responsible for the day-to-day operations of the LLC. Additionally, on September 28, 2006, the Company entered into a Contribution Agreement with the LLC in order to recognize that the Company had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of its right, title and interest in the Mill, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between the Company, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the LLC. The Company agreed with the LLC that value of its contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the LLC. Simultaneously with the entry into the Contribution Agreement by the Company, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the LLC. By the end of September 2006, the only significant permits remaining for approval by the regulators were the Occupancy Permit and the Plan of Operations/Environmental Assessment. On October 30, 2006, final versions of these documents were approved and the Company can now initiate full-scale mining activities on the property subject to certain stipulations.

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
Washoe
Elko
Pershing
All US 93
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

Quebec
Pembroke
Highway 17
Ottowa
River
45°30' N
Highway 60
Renfrew
Ontario
Dacre
Phoenix
Jamieson
Obrien
Hunt
Ross
McCoy
NORTHERN
CHAMPION
Highway 41
0
10
20
Scale (miles)
77°00' E
GPMI Property
McCoy
Other Molybdenite Occurrences
PROJECT LOCATION MAP
Golden Phoenix Minerals, Inc.
CANADA
Quebec
Montreal
Ontario
Ottawa
NORTHERN
CHAMPION
Toronto
New York
Detroit
New
York
Pennsylvannia
UNITED STATES

Figure 2. Map showing the Northern Champion property located within the Province of Ontario, Canada. This property was acquired in April 2006.

                The Ashdown property was secured under a Letter Agreement with Win-Eldrich Mines (“Win-Eldrich”) executed on February 5, 2004. The terms of the joint venture agreement gave us the right to earn 60%, as manager and operator of project, from Win-Eldrich (40%) as owner of the property. We could earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) spending $5,000,000 toward development of the project. Upon signing the agreement, we paid Win-Eldrich $50,000, and starting three (3) months after the signing began paying a monthly sum of $5,000 until a cash distribution through profitable production is achieved. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement.

On September 28, 2006, we entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown Project LLC (the “LLC”) and the future mineral exploration, evaluation, development and if warranted, mining operations by the LLC on the real property contributed by us and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the LLC. We will serve as the initial Manager of the LLC until such a time that the Management Committee determines that the LLC should either retain us as the Manager for an additional period of time, or manage the LLC itself, with the Mine General Manager and the other officers of the LLC being responsible for the day-to-day operations of the LLC. Additionally, on September 28, 2006, we entered into a Contribution Agreement with the LLC in order to recognize that we had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of our right, title and interest in the Mill, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between us, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the LLC. We agreed with the LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the LLC. Simultaneously with the entry into the Contribution Agreement by us, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the LLC. By the end of September 2006, the only significant permits remaining for approval by the regulators were the Occupancy Permit and the Plan of Operations/Environmental Assessment. On October 30, 2006, final versions of these documents were approved and we can now initiate full-scale mining activities on the property subject to certain stipulations.

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

As disclosed in our Current Report on Form 8-K on July 7, 2006, on June 27, 2006, we executed a Quitclaim Deed conveying our interest in and to the six unpatented mining claims at the Contact Property known as the “Red Metal” Claims to Enexco in exchange for 100,000 shares of Enexco (the "Enexco Shares").  The stock certificate was received by us on July 21, 2006 and we valued the Enexco Shares as of that date at CDN $1.85 per share or USD $1.62 per share, resulting in a recognizable gain of USD $162,041.

Because the shares of Enexco common stock are traded daily on the Ventures Exchange of the Toronto Stock Exchange, these shares are readily marketable. As of September 30, 2006, the value of Enexco stock was CDN $1.67 per share or USD $1.495 per share. In addition, we intend on holding the Enexco Shares for the foreseeable future. Accordingly, the Enexco Shares are being accounted for as securities held-for-sale in accordance with FAS 115. The resulting unrealized loss on these marketable securities totaled $12,510 and was recorded to marketable securities with a resulting in a loss shown in comprehensive income in the equity section of the balance sheet.

We have a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our mines in 2006. As a development stage company, we have been funded primarily through stock sales and loans from officers and shareholders with the addition of revenue from gold sales through the production from the Mineral Ridge mine and the Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines. We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We will continue to entertain possible joint ventures with other mining company partners. We currently have one active joint venture pursuant to the terms of that certain Operating Agreement dated September 28, 2006 entered into with Win-Eldrich Gold, Inc. for the Ashdown project. We serve as the initial Manager of the LLC until such a time that the Management Committee determines that the LLC should either retain us as the Manager for an additional period of time, or manage the LLC itself, with the Mine General Manager and the other officers of the LLC being responsible for the day-to-day operations of the LLC. Pursuant to the terms of the Contribution Agreement we entered into with the LLC on September 28, 2006, we agreed with the LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the LLC. No other joint ventures are active at this time.

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing, utilization of the Fusion Capital equity vehicle and production from the Ashdown property. No assurance can be made that that additional financing will be obtained.

Recent Developments

Ashdown Project, Humboldt County, Nevada

The Ashdown molybdenum-gold project is located about 115 miles northwest of Winnemucca in Humboldt County, Nevada (“Ashdown”). The property covers about six (6) square miles and is controlled by 101 unpatented mining claims. We signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich on February 5, 2004. The terms of the agreement gave us the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property. We were eligible earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) by spending $5,000,000 toward development of the project. Upon signing, we paid Win-Eldrich $50,000, and beginning three (3) months after signing will pay $5,000 per month until a cash distribution through profitable production is achieved. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement.

On September 28, 2006, we entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of the LLC and the future mineral exploration, evaluation, development and if warranted, mining operations by the LLC on the real property contributed by us and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the LLC. We will serve as the initial Manager of the LLC until such a time that the Management Committee determines that the LLC should either retain us as the Manager for an additional period of time, or manage the LLC itself, with the Mine General Manager and the other officers of the LLC being responsible for the day-to-day operations of the LLC. Additionally, on September 28, 2006, we entered into a Contribution Agreement with the LLC in order to recognize that we had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of our right, title and interest in the Mill, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between us, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the LLC. We agreed with the LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the LLC. Simultaneously with the entry into the Contribution Agreement by us, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the LLC.

In May 2006, we completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment is 100% complete, and the facility is prepared to process material in the near term. We plan to assess expansion into a larger operation once production is underway. We have a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker. We will not be required to provide roasted material to the market, and do not have to locate third party roasting capacity under this contract.

By the end of the September 2006, the only permits remaining before full mining operations commence were limited to the Occupancy Permit and the Plan of Operations/Environmental Assessment (“POO”). On October 30, 2006, a Finding of No Significant Impact and Decision Record were signed under the 43 CFR 3715 Surface Occupancy Regulations, and the proposed occupancy was found to meet the requirement of §§ 3715.2, 3715.2-1, and 3715.2-2 and was approved subject to certain stipulations. Similarly the POO was approved under the 43 CFR 3809 Surface Management Regulations subject to certain stipulations. We are now allowed to proceed with the proposed project, its occupancy and use as described in the POO. These represent the final permits required to allow us to initiate full-scale mining operations, which will commence upon completion of the adjudication process regarding our reclamation bond by the Bureau of Land Management.

Interim progress at the mine has been accomplished under a Notice of Intent level permit that allows for the removal, test processing and marketing of a 1,000-ton sample. The activities that have been undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process have not substantially impacted our operations to date. During the quarter ended September 30, 2006, we spent approximately $1,030,176 on this project.

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

As disclosed in our Current Report on Form 8-K on July 7, 2006, on June 27, 2006, we executed a Quitclaim Deed conveying our interest in and to the six unpatented mining claims at the Contact Property known as the “Red Metal” Claims to Enexco in exchange for the Enexco Shares. The stock certificate was received by us on July 21, 2006 and we valued the Enexco Shares as of that date at CDN $1.85 per share or USD $1.62 per share, resulting in a recognizable gain of USD $162,041.

Because the shares of Enexco common stock are traded daily on the Ventures Exchange of the Toronto Stock Exchange, these shares are readily marketable. As of September 30, 2006, the value of Enexco stock was CDN $1.67 per share or USD $1.495 per share. In addition, we intend on holding the Enexco Shares for the foreseeable future. Accordingly, the Enexco Shares are being accounted for as securities held-for-sale in accordance with FAS 115. The resulting unrealized loss on these marketable securities totaled $12,509.70 and was recorded to marketable securities with a resulting in a loss shown in comprehensive income in the equity section of the balance sheet.

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

Corporate Activities

On July 13, 2005, we entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6,000,000 over a 24 month period. On January 19, 2006, the parties entered into a Termination Agreement whereby we mutually terminated the Original Purchase Agreement with Fusion Capital. On January 20, 2006, we entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6,000,000 of our common stock over a 24 month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of our common stock on each trading day during the term of the Purchase Agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price per share is below $0.10. We issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, we initiated the sale of commencement shares under the Purchase Agreement, and as of September 30, 2006, we had sold a total of 8,224,432 shares at an average price of $0.357 for proceeds totaling approximately $2,932,501.

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

                Several of those critical accounting policies are as follows:

Marketable Securities. In accordance with FASB 115 Accounting for Certain Investments in Debt and Equity Securities, we have identified securities that are being held for resale. Those securities for which there are no immediate plans to sell, are recorded at cost as of the date of acquisition and any change in value is recorded in the equity section as Other Comprehensive Loss as required by the pronouncement.

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

Results Of Operations

Results Of Operations For The Three and Nine Months Periods Ended September 30, 2006 Compared To The Three and Nine Months Periods Ended September 30, 2005.

We generated $nil in revenue for the three (3) months ended September 30, 2006, as compared to $143,767 revenue for the three (3) months ended September 30, 2005 and $nil for the nine (9) months ended September 30, 2006 versus $719,460 for the same period of 2005. Revenues decreased as a result of the suspension of operations at Mineral Ridge. Cost of mining operations for the quarter and nine (9) months ended September 30, 2006 of $242,127 and $447,569, respectively consists of expenditures to maintain the Mineral Ridge project on standby status.

Exploration, mineral property leases and minimum work commitment expenses decreased $1,527,766 to $323,508 for the quarter ended September 30, 2006 as compared to $1,851,274 for the quarter ended September 30, 2005. This decrease is the result of our having earned in to the project and the joint venture partner was required to fund 40% of the expenditures on the Ashdown Project during the quarter. Year to date as of September 30, 2006, these expenses totaled $2,569,014 compared to $2,201,072 in the same period of the prior year. This increase is a result of the continuing development of the Ashdown underground mining project during the quarter and nine (9) months ended September 30, 2006, which was not underway until the third quarter of the prior year.

General and administrative expenses, which include investor relations and salaries and wages, increased $178,906 from $360,470 for the quarter ended September 30, 2005 to $539,376 for the quarter ended September 30, 2006. This increase is a result of the valuation of employment contracts expensed in the current year on executives that were put under contract this year.

                During the quarter ended September 30, 2006, interest expense decreased $576,533 from $746,738 at September 30, 2005 to $170,205 at September 30, 2006. This decrease is a result of the significant reduction in reliance on short term debt to finance the Ashdown Project development as well as the conversion of almost all notes payable into shares of our common stock. The interest expense shown year to date September 30, 2006 shows a decrease of $409,514 from $1,390,702 for the nine (9) months ended September 30, 2005 to $981,188 for the nine (9) months ended September 30, 2006 due to a decrease in short term debt borrowings in the first quarter of 2006 versus the first quarter of 2005 required to bring the Ashdown project into limited production. Interest expenses should remain at the levels exhibited in the third quarter ended September 30, 2006 in future periods.

Gain on extinguishment of debt of $1,593,803 for the nine (9) months ended September 30, 2006 is the result of the accord that we reached with Enexco whereby the parties acknowledged that the Enexco Agreement was terminated pursuant to clauses limiting liquidated damages to only those amounts paid to Enexco while the Enexco Agreement was in effect. Consequently, accrued unpaid liabilities were extinguished upon termination of the Enexco Agreement, resulting in a gain on extinguishment of debt of $2,420,643. This gain is offset by losses incurred in the extinguishment of debt by the issuance of common stock, resulting in the net reported figure of $1,593,803 as of September 30, 2006.

Liquidity And Capital Resources

Since our incorporation in June 1997, our expenses have exceeded sales resulting in an accumulated deficit of $34,939,805 at September 30, 2006 and $31,134,731 at December 31, 2005.

As of September 30, 2006, we had $505,235 in cash and cash equivalents and a working capital deficit of $9,160,709. A significant portion of the cash is allocated for the Ashdown mine. We anticipate expenditures for year 2006 for general and administrative expenses to be approximately $370,000 and approximately $3,000,000 for exploration, development and property holding costs. Our exploration and holding expenditures are expected to include $100,000 for the Mineral Ridge gold mine, $50,000 for future Nevada land holding costs and $50,000 for generative exploration, with the remainder of the funds being allocated to the development of Ashdown. These amounts could increase or decrease significantly, at any time during the fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the reclamation bond for approximately $2,700,000 for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, we transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company and removed the accrued reclamation obligation due to the insurance policy entered into that will pay the future reclamation costs during the term of the policy. The total bond amount is reviewed by BLM every three years, and their audit for this period was completed on August 28, 2006 with a finding that the bond amount be increased to approximately $2,800,000 to remain in compliance with our reclamation obligations. We have posted this additional amount. We are also obligated to pay an additional $11,311 annually to keep this insurance policy in force.

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

During 2006, our liquidity needs were met from: (1) the sale of 8,224,432 shares pursuant to the Common Stock Purchase Agreement with Fusion Capital for $2,932,500; (2) the conversion of warrants and options to common stock and sales thereof totaling $139,610; (3) the proceeds from the Production Payment Purchase Agreement with Ashdown Milling Company, LLC for $300,000; (4) the sale of the Borealis project for $1,400,000 of which $250,000 was collected in the quarter ended March 31, 2006; (5) additional short-term loans from related parties; and (6) the loan provided in the financing agreement with William D. and Candida Schnack dated as of May 10, 2005 and as extended pursuant to the terms of that certain Letter of Extension dated November 4, 2005. As of September 30, 2006, we had 150,539,975 shares of common stock outstanding, which we have recognized as $28,699,897 of paid in capital including cash, services and mineral rights acquisition. As of September 30, 2006, we had current assets of $1,228,003 compared to $825,634 at December 31, 2005. On January 31, 2006, we received the final payment of $250,000 from the Borealis project sale. Current liabilities at December 31, 2005 of $11,589,450 were higher than the September 30, 2006 balance of $10,388,712. The decrease in the amount of current liabilities is a result of the extinguishment of debt related to the Enexco Agreement on the Contact Property. This results in a working capital deficit of $10,763,816 and $9,160,709 as of December 31, 2005 and September 30, 2006, respectively. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate covering our working capital needs through funding received from loans and any future revenue we may generate, as well as other sales of our common stock. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

On July 13, 2005, we entered into the Original Purchase Agreement with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6,000,000 over a 24 month period. On January 19, 2006, we entered into a Termination Agreement with Fusion Capital whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, we entered into the Purchase Agreement with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6,000,000 of our common stock over 24 month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of our common stock on each trading day during the term of the Purchase Agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price per share is below $0.10. We issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, we initiated the sale of commencement shares under the Purchase Agreement and as of September 30, 2006, we had sold a total of 8,224,432 shares at an average price of $0.357 for proceeds totaling approximately $2,932,501.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We have yet to establish any history of profitable operations. We have incurred operating losses of $3,805,075 for the nine (9) months ended September 30, 2006 and $1,160,760 for the quarter ended September 30, 2006 and $5,942,463 and $6,470,008 during the years ended December 31, 2005 and 2004 respectively. As a result, at December 31, 2005, we had an accumulated deficit of $31,134,731. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005, 2004 and 2003 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the quarter ended September 30, 2006, we have generated losses from operations, had an accumulated deficit of $34,939,805 and a working capital deficit of $9,160,709, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2005.

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

On August 31, 2006, we were served with a complaint filed on August 30, 2006 by Steven D. Craig in the Second Judicial District Court of the State of Nevada in Washoe County. The Summons and Complaint names Golden Phoenix Minerals, Inc. as the defendant in a breach of contract action. Steven D. Craig alleges damages in excess of $10,000 plus attorney’s fees and costs for: (1) failure to permit the exercise of stock options; (2) failure to repay non-reimbursed business expenses; and (3) failure to pay and account for the accrual of interest of deferred compensation owed to Steven D. Craig. On September 20, 2006, we filed an Answer to the Summons and Complaint.

On September 29, 2006, we filed a Third Party Complaint in the Second Judicial District of the State of Nevada naming Collette Crater-Craig and Roes 1 through 10, inclusive, as third party defendants to the action brought by Steven D. Craig, as described above. We are seeking declaratory relief in order to ascertain our rights and obligations as well as the rights and obligations of the named third party defendants as to the damages claimed in the complaint filed by Steven D. Craig in the Second Judicial District Court of the State of Nevada in Washoe County, as outlined above.

On October 16, 2006, we were served with a complaint filed on October 11, 2006 by Twain Walker in the Second Judicial District Court of the State of Nevada in Washoe County. The Summons and Complaint names Golden Phoenix Minerals, Inc. as the defendant in a breach of contract action. Twain Walker alleges damages in excess of $10,000 plus attorney’s fees and costs for: (1) failure to permit the exercise of stock options; and (2) failure to pay accrued interest on deferred compensation owed to Twain Walker. On November 2, 2006, we filed an Answer to the Summons and Complaint.

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

	Nature of Service Performed	Shares Issued	Value Received
First Quarter 2006
Ashdown Milling Co., LLC	Contract Royalty Purchase	700,000	$ 227,700
Peter Spina	Services - web site	5,000	1,950
Warrants Exercised	Warrants Exercised	264,000	56,000
	Incentives	0	253,595
		969,000	$ 539,245

Second Quarter 2006
Directors	Director's Fees	20,589	$ 9,039
Advisory Committee	Advisory Services	78,417	38,032
O & M Partners LLC	Services - investor relations	75,000	38,625
D. Stewart Armstrong & Cindy Ikeoka	Services - public relations	10,000	4,800
Mineral Rights Owners	Contract Mineral Right Purchase	735,000	373,380
Warrants Exercised	Warrants Exercised	150,000	30,000
	Incentives	0	31,732
		1,069,000	$ 525,608

Third Quarter 2006
	Incentives	0	$ 86,330
		0	$ 86,330

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 18, 2006, we executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI43-101 report describing a molybdenite deposit within the area of the claims. Pursuant to the terms of the agreement with the Vendors, we were obligated to make a payment of $31,250 to the Vendors on August 15, 2006. As of November 13, 2006, we have not made any such payment to the Vendors. We continue to have amicable discussions with the Vendors with the intent to negotiate repayment terms.

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
10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002
10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003
10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.27	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006
10.28	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.29	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.30	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006
10.31	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006

10.32	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006
10.33	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006
21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
(b)	Reports on Form 8-K:

On August 17, 2006, we filed a Form 8-K with respect to Item 1.01 — Entry into an Employment Agreement with Donald R. Prahl and Item 5.02 – Appointment of Donald R. Prahl as Vice President of Operations and Interim General Manager of the Ashdown Mine.

On August 30, 2006, we filed a Form 8-K with respect to Item 1.01 – Entry into a Letter Agreement with Win-Eldrich Gold, Inc.

On September 29, 2006, we filed a Form 8-K with respect to Item 5.02 – Election of Corby G. Anderson and Kent D. Aveson as directors.

On October 3, 2006, we filed a Form 8-K with respect to Item 1.01 – Entry into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. and the Contribution Agreement with Ashdown Project LLC.

On November 7, 2006, we filed a Form 8-K with respect to Item 1.01 – Entry into Second Amendment to Golden Phoenix/Schnack Agreement.

On November 8, 2006, we filed a Form 8-K/A with respect to Item 1.01 – Entry into Second Amendment to Golden Phoenix/Schnack Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 14, 2006	By:	/s/ Kenneth S. Ripley
Name: Kenneth S. Ripley
Title: Chief Executive Officer

Date: November 14, 2006	By:	/s/ Larry A. Kitchen
Name: Larry A. Kitchen
Title: Principal Accounting Officer

