Form 10KSB
period 2006-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2007-04-16
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Common Stock, no par value per share
(Title of Class)

Check whether this issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes     No ☑

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

State issuer’s revenue for its most recent fiscal year. $176,777

As of April 2, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47.9 million based on the closing sale price as reported on the Nasdaq Electronic Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2007
Common Stock, no par value per share	158,255,064 shares

PART I

ITEM 1.	BUSINESS

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

The Company

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential. Our main focus remains in Nevada where the political and geologic profile consistently ranks at the top of the Fraser Institute’s worldwide mineral analysis, but we are committed to creating value wherever opportunity lies.

Our corporate directors, officers, and managers are individuals with prior management experience who specialize in exploration and development with large and small mining companies. This team has in excess of 100 years of mineral exploration, development, and gold production experience, with career tracks beginning at entry-level, then to mid-management and executive positions. We believe that Golden Phoenix has created the basis for a competitive minerals exploration/development and operational company through assembling a unique group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

We have transformed from an exploration and development based group into a production stage company, and we intend to profitably operate our own mines. We also intend to continue to explore and develop properties. We also plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base strategic metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential of success and growth.

We have at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

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

We maintain a worldwide web site at http://www.golden-phoenix.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of information contained at that site.

Competition And Mineral Prices

The mining industry has historically been intensely competitive. However, over the last ten (10) years imposition of numerous regulatory requirements and claim rental policies by the United States Government and the general exodus of major gold corporations from the U.S. to pursue mineral exploration in foreign countries has allowed large areas of very prospective mineralized ground to become open for location and acquisition. The increasing price of gold since 2002, has led to a number of companies to begin once again to aggressively acquire claims and properties. In addition, the rise of the price of molybdenum in the past year has created opportunities for profitable mining operations for this mineral.

Capital Equipment

In the next twelve (12) months, we anticipate purchasing or leasing certain capital equipment for the Ashdown mine which would be support equipment for the underground operation and process facilities. These items include underground hauling machines and muckers and various surface equipment including front-end loaders, forklifts, and small haul trucks. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000 per unit. We anticipate funding these capital equipment expenditures with funds we receive from molybdenum revenues we expect to generate or from debt and equity financing. All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.

Mining Properties And Projects

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Presently, our primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), in which we currently own a 60% member interest, and the idled Mineral Ridge gold mine (Figure 1). Management’s near-term goal is to extract the know molybdenum deposits at Ashdown while continuing to redevelop a plan for profitable production of gold and silver at Mineral Ridge. On December 23, 2004, the Company terminated the Joint Venture Agreement with International Enexco Ltd. (“Enexco”) dated as of January 28, 1998 (the “Enexco Agreement”) and the Exploration License and Option to Purchase with F.W. Lewis, Inc. (“Lewis”) dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”) relating to an interest in the Contact Property. The Company retained six (6) claims at the Contact Property, which were sold outright to Enexco on June 27, 2006. The Company currently holds no further direct interest at the Contact Property. In the fourth quarter of 2004, the Company entered into negotiations with Gryphon Gold for the sale of the Borealis Property to Borealis Mining Company, a subsidiary of Gryphon Gold, for cash payments totaling $1,400,000. Borealis Mining completed its final payment on January 31, 2006 and the Company retains no further rights or interest in the Borealis Property. As further discussed below, on April 18, 2006, the Company entered into a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2).

The Ashdown LLC currently does not have Securities and Exchange Commission (“SEC”) compliant reserves. The Ashdown LLC commenced production in December 2006. The Company will be working toward placing Ashdown into profitable production and establishing a mineable reserve base during 2007. As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project. We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003. Consequently, the Mineral Ridge mine was idled pending pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007. It is expected that this work, which is being contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Figure 1.  Map showing the locations of the Nevada properties discussed in this report. Ashdown is the only active property, with Mineral Ridge idled in 2005, and the assets at Borealis and Contact both 100% divested in 2006.

Figure 2.  Map showing the Northern Champion property located within the Province of Ontario, Canada. This property was acquired in 2006.

Ashdown Project, Humboldt County, Nevada

The Ashdown molybdenum-gold project is located about 115 miles northwest of Winnemucca in Humboldt County, Nevada (“Ashdown”). The property covers about three (3) square miles and is controlled by 101 unpatented mining claims. We signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich on February 5, 2004. The terms of the agreement gave us the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property. We were eligible to earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) by spending $5,000,000 toward development of the project. Upon signing, we paid Win-Eldrich $50,000, and beginning three (3) months after signing we paid $5,000 per month through December 2006. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement.

On September 28, 2006, we entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of the Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by us and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC. We will serve as the initial Manager of the Ashdown LLC until such a time that the Management Committee determines that the Ashdown LLC should either retain us as the Manager for an additional period of time, or manage the Ashdown LLC itself, with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations. Additionally, on September 28, 2006, we entered into a Contribution Agreement with the Ashdown LLC in order to recognize that we had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of our right, title and interest in the Mill, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between us, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the LLC. We agreed with the Ashdown LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC. Simultaneously with the entry into the Contribution Agreement by us, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the Ashdown LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the Ashdown LLC at an agreed-upon value of the contribution of $3,333,333.

Because the mineral property operated by the Ashdown LLC currently does not have proven or probable reserves as defined by the Securities and Exchange Commission Guide 7, the $5,000,000 in development expenditures incurred by us at the Ashdown project have been expensed by us as incurred, with the exception of the cost of the mill and other tangible property and equipment, along with certain reclamation bonds and deposits contributed by us to the Ashdown LLC.

Because of our 60% ownership in the Ashdown LLC, we have consolidated the financial statements of the Ashdown LLC with those of the Company, effective October 1, 2006.

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

By the end of the September 2006, the only permits remaining were limited to the Occupancy Permit and the Plan of Operations/Environmental Assessment (“POO”). On October 30, 2006, a Finding of No Significant Impact and Decision Record were signed under the 43 CFR 3715 Surface Occupancy Regulations, and the proposed occupancy was found to meet the requirement of §§ 3715.2, 3715.2-1, and 3715.2-2 and was approved subject to certain stipulations. Similarly the POO was approved under the 43 CFR 3809 Surface Management Regulations subject to certain stipulations. We are now allowed to proceed with the proposed project, its occupancy and use as described in the POO. These represent the final permits required to allow us to initiate full-scale mining operations, which commenced in December 2006. The Ashdown LLC has also received regulatory approval for reclamation plans and cost estimates for the Ashdown mine site and the mill and tailings pond, and has deposited approximately $340,000 for reclamation bonds.

Interim progress at the mine was accomplished under a Notice of Intent level permit that allowed for the removal, test processing and marketing of a 1,000-ton sample. The activities that have been undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process did not substantially impact our operations to date. The Ashdown LLC completed the first sale of molybdenite concentrates produced at the Ashdown mine and mill in December 2006. The sale consisted of more than 14,000 pounds of concentrates, containing over 8,000 pounds of elemental molybdenum, and was made to Derek Raphael and Company, London, England, for approximately $177,000. Subsequently, in January and February 2007, the Ashdown LLC completed sales of molybdeninte concentrates weighing more than a total of 76,000 pounds and containing over more than a total of 40,000 pounds of elemental molybdenum, with a combined provisional invoice value of approximately $972,000. As discussed below under “Financing Agreements”, the

Company’s share of production distributions from the Ashdown LLC are encumbered by financing agreements pursuant to which funds were raised to develop the Ashdown mine.

The Ashdown LLC has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to Derek Raphael and Company, an international metals broker. The Ashdown LLC will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract. The Ashdown LLC plans to assess expansion into a larger operation now that production has commenced.

Mineral Ridge Gold Mine, Esmeralda County, Nevada

The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada (“Mineral Ridge”). The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site by way of the west entrance by way of state highway 264, which connects to state highway 773 and U.S. highway 6.

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

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie, as outlined in an independent third party engineering and feasibility study completed in May 2003 by Behre Dolbear & Company, Inc., an outside consultant (“Behre Dolbear”). The feasibilility study identified 156,504 ounces of gold that could be recovered using a cyanide heap leaching process, including 10,000 recoverable ounces estimated to be on the leach pad. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The property holds further mineral potential with identified targets potentially containing additional gold mineralization.

Our operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004. Under-performance of the leach pads and associated high production costs resulted from our failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study. On January 12, 2005, we announced our decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007. It is expected that this work, which is being contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

In 2001, Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the Company to hold the Mineral Ridge property while other permitting was underway. We negotiated an interim bond amount to keep the project in a status-quo status until a new plan and bond amount could be negotiated. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enabled us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve (12) years. It also allows us the flexibility to increase our bond in the future as we recommence operations at Mineral Ridge. Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.

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

Recent Developments

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

Pursuant to the terms of the agreement, we were obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006. Each payment was to be distributed as follows, $9,991.50 to Mr. Lalonde, $9,247.45 to each of Messrs. Robitaille and Davis, and $2,763.61 to Mr. Dockweiler. In addition, the agreement provided that we would issue 735,000 shares of our common stock to the Vendors. Said shares of our common stock have been issued as “restricted securities” as such term is defined in paragraph (a)(3) of Rule 144 as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Mr. Lalonde received 235,000 shares, each of Messrs. Robitaille and Davis received 217,500 shares and Mr. Dockweiler received 65,000 shares. The agreement also provides that the Vendors will retain a 3.3% Net Smelter Return (“NSR”) on the sales of minerals taken from the Northern Champion Property. Each of Messrs. Lalonde, Robitaille and Davis will be entitled to receive 1% of the Net Smelter Return and Mr. Dockweiler will be entitled to receive 0.3% of the Net Smelter Return. Additionally, we will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000. We will have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

On February 12, 2007, the parties agreed to convert the remaining cash payments to an equivalent number of restricted shares valued at the market close of $0.295 on that date. On February 16, 2007, 423,729 restricted shares were issued to the Vendors and the purchase was completed. We now own 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

All costs incurred by us in connection with the Northern Champion Property, including acquisition costs, have been expensed to exploration and development costs.

Borealis Property

In the fourth quarter of 2004, we entered into negotiations with Gryphon Gold for the sale of the Borealis Property to Borealis Mining Company, a subsidiary of Gryphon Gold for cash payments totaling $1,400,000. We recognized the $1,400,000 gain on sale of this mineral property in 2005. Borealis Mining completed its final payment on January 31, 2006, and we retain no further rights or interest in the Borealis Property.

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

On July 10, 1998, we entered into the Lewis Agreement for the Lewis Property. On February 19, 2003, the parties amended the Lewis Agreement to extend the term to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment to clarify that expenditures for work performed by us on either the Lewis Property or the adjoining property owned by Enexco would be applied to the minimum work commitment due under the Lewis Agreement. On December 23, 2004, we terminated the Lewis Agreement. On December 12, 2005, we were notified that 50% of the accrued and unpaid obligations due Lewis had been assigned to Sharon F. Lewis Trust dated January 22, 2004 and the remaining 50% to the Frank Lewis Revocable Living Trust dated March 15, 2004. On July 3, 2006, we were served with a Summons and Complaint filed on June 29, 2006 by Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County. On August 7, 2006, we filed an Answer to the Summons and Complaint.

Concurrently with the filing of the Answer on August 7, 2006, we filed a Third Party Complaint in the Second Judicial District of the State of Nevada naming F.W. Lewis, Inc., the Sharon F. Lewis Trust dated January 22, 2004 and Roes 1 through 10, inclusive, as third party defendants to the action brought by the Frank Lewis Revocable Living Trust dated March 15, 2004, as described above. We were seeking declaratory relief in order to: (1) ascertain our rights and duties as well as the rights and duties of the named third party defendants as to the damages claimed in the complaint filed by the Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County, as outlined above; (2) find that we owe no further obligation under the Lewis Agreement; and (3) determine that the assignment by Lewis was ineffective and transferred no rights to either of the Frank Lewis Revocable Living Trust dated March 15, 2004 or the Sharon F. Lewis Trust dated January 22, 2004 to receive any obligation not already paid by us under the Lewis Agreement.

In January 2007, the Company finalized a Settlement Agreement and Mutual Release with F.W. Lewis, Inc., The Frank Lewis Revocable Living Trust, and The Sharon F. Lewis Trust, resulting in the dismissal of all complaints and the release of all claims. The effective date of the settlement agreement was December 1, 2006. With resolution of the legal issues, accrued liabilities related to the Contact Mine were extinguished, resulting in a gain of $3,255,796.

On June 27, 2006, we executed a Quitclaim Deed conveying our interest in and to the six unpatented mining claims at the Contact Property known as the “Red Metal” Claims to International Enexco Ltd (“Enexco”) in exchange for 100,000 common shares of Enexco. (the “Enexco Shares”). The stock certificate was received by us on July 21, 2006 and we valued the Enexco Shares as of that date at CDN $1.85 per share or USD $1.62 per share, resulting in a recognizable gain of USD $162,041.

Because the shares of Enexco common stock are traded daily on the Ventures Exchange of the Toronto Stock Exchange, these shares are readily marketable. As of December 31, 2006, the value of Enexco stock was CDN $2.40 per share or USD $2.059 per share. In addition, we intend on holding the Enexco Shares for the foreseeable future. Accordingly, the Enexco Shares are being accounted for as securities held-for-sale in accordance with FAS 115. The resulting unrealized gain on these marketable securities through December 31, 2006 totaled $43,902 and was added to marketable securities with a resulting increase to other comprehensive income in the equity section of our consolidated balance sheet.

Lone Mountain Mill

The Lone Mountain Mill is located in Esmeralda County, Nevada (“Lone Mountain”). The property is also located about 15 miles west of Tonopah on the south side of U.S. Highways 6 & 95 and just north of Lone Mountain, a major local landmark. We signed two (2) option agreements: (1) for the mill and (2) for the private land the mill is located upon. These transactions were jointly negotiated with two (2) separate owners. Esmeralda Extraction Company, who owns approximately 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase for the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. On October 27, 2004, a payment of $16,800 was made to Cow County Title located in Tonopah, Nevada, as were filings for the purchase of approximately 1,200 acres of mill site land. When completed, the land will have an estimated cost of $360,000. At this time, the purchase of Lone Mountain has been placed on hold due to economic feasibility studies on the property.

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

Financing Agreements

Common Stock Purchase Agreement

On July 13, 2005, we entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital, pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of our common stock up to an aggregate of $6,000,000 over a 24 month period. On January 19, 2006, the parties entered into a Termination Agreement whereby we mutually terminated the Original Purchase Agreement with Fusion Capital. On January 20, 2006, we entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6,000,000 of our common stock over a 24 month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of our common stock on each trading day during the term of the Purchase Agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase our stock in the event that the purchase price per share is below $0.10. We issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. We intend to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, we initiated the sale of commencement shares under the Purchase Agreement, and through December 31, 2006, we had sold a total of 11,901,992 shares at an average price of $0.356 for proceeds totaling $4,237,504. Included in the total proceeds is a stock subscription receivable of $60,000 at December 31, 2006.

Schnack Agreement

On May 10, 2005, the Company entered into a financing agreement with William D. and Candida Schnack (the “Schnacks”), unrelated parties, wherein the lenders could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from the Ashdown property. The advances were restricted to funding activities associated with the Ashdown mineral property. Advances were to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement. In consideration of the advances, the lenders will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share. In addition, the Company agreed that, during the period that is two (2) years from the date of the Agreement, in the event there is any dilution of the stock of the Company, the number of warrants to the Lender shall be increased to reflect this dilution. Pursuant to this agreement, the Company received $735,000 in 2005 and $265,000 in 2006, and recognized $1,470,000 of the premium as interest expense in 2005 and $530,000 interest expense in 2006. A principal payment of $5,000 was made to the lenders in December 2006.

The value of the 1,000,000 warrants of $64,931, estimated using the Black-Scholes pricing model, was expensed in 2005. In conjunction with the anti-dilution provisions of the agreement, an additional 17,430 warrants valued at $1,713 were issued in 2005, and an additional 139,172 warrants valued at $31,993 were issued in 2006. The obligation, as amended on November 2, 2006, is payable in monthly installments as follows:

a) 5% of gross molybdenum concentrates sales produced from the Ashdown mine through February 1, 2007 will be due and payable within 30 days of transfer of ownership to broker.

b) Beginning February 1, 2007, 15% of gross molybdenum concentrates sales produced from the Ashdown mine will be due and payable within 30 days of transfer of ownership to broker.

c) Beginning March 1, 2007, a payment of 15% of gross molybdenum concentrates sales produced from the Ashdown mine, or $300,000, whichever is greater, will be due and payable within 30 days of transfer of ownership to broker.

d) A final payment of all outstanding amounts related to the advance and premium will be due and payable June 1, 2007.

Production Payment Purchase Agreement

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling. Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000. In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company. In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500.000. The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid. Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling. The Company’s Board approved the transaction. Neither Mr. Martin nor Mr. Ripley is a director of the Company.

This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement. Through December 31, 2006, there had been $1,500,000 advanced to the Company pursuant to this agreement, $650,000 received in 2006.

Corporate Activities

The Board of Directors approved the formation of an Interim Governing Board (“IGB”) as part of the restructuring strategy employed in 2005. With the entry into Employment Agreements with each of Kenneth S. Ripley as Chief Executive Officer on March 13, 2006, David A. Caldwell as President and Chief Operating Officer on February 22, 2006, and Robert P. Martin as Executive Vice President and Corporate Secretary on March 8, 2006, the IGB was dissolved.

On January 31, 2007, the Company entered into an Employment Separation Agreement with Kenneth Ripley whereby Mr. Ripley resigned as the Chief Executive Officer of the Company and all other positions he held with the Company and on behalf of the Company, effective as of January 31, 2007. In connection with the resignation of Mr. Ripley as the Chief Executive Officer of the Company, David Caldwell became the Chief Executive Officer of the Company, Robert Martin became the President of the Company and Donald R. Prahl became the Chief Operating Officer of the Company.

The development of an Advisory Board to the Board of Directors was finalized on February 7, 2005. The Advisory Board members are compensated for any hours worked in excess of eight (8) during any given month. Advisory Board Members consist of: (1) Daniel Breckenridge from Oklahoma, (2) William R. Thomson from London, England, and (3) David W. Payne from Kansas.

Staffing

Corporate Office

We have a staffing level of six (6) key professionals and two (2) support staff to perform management, accounting and permitting functions. We intend to employ independent contractors to fulfill short-term needs and obligations, and may staff further with professionals as we bring Mineral Ridge and Northern Champion on line over the next twelve (12) to twenty four (24) months.

Mineral Ridge Mine

At the Mineral Ridge mine we have two (2) employees overseeing security during the idle phase. It is anticipated that more employees will be added at the Mineral Ridge operation in the next twelve (12) to twenty four (24) months as the operations at the mine are started back up.

Ashdown Project

We had twenty four (24) employees at the Ashdown Mine at the end of 2006. On December 25, 2006, all employees were converted to direct employment with the LLC that was formed to operate the mine.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We have yet to establish any history of profitable operations. We have incurred net losses of $4,080,554 and $5,942,463 for the years ended December 31, 2006 and 2005, respectively. As a result, at December 31, 2006, we had an accumulated deficit of $35,215,285 and a stockholders’ deficit of $4,970,840. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2006 and 2005 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements, we have generated significant losses from operations, had an accumulated deficit of $35,215,285 and a working capital deficit of $5,438,902 at December 31, 2006, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006.

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

•	Geologic Uncertainty and Inherent Variability: Although the estimated reserves and additional mineralized material have been delineated with appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably interpreted. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

•	Metal Price Variability: The prices for molybdenum, gold, and silver fluctuate in response to many factors beyond anyone’s ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

•	Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the mining prices obtained from mining contractors but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

•	Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper grade control is employed and that proper steps are taken to ensure that the leaching and milling operations are executed as planned. The mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations, which would force us to curtail or cease our business operations.

•	Changes in Environmental and Mining Laws and Regulations: We believe that we currently comply with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and additional changes may occur in the future.

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

We may not be able to control the decisions, strategy and results of the Ashdown Project LLC to which we are a member.

The two Ashdown Project LLC (“Ashdown LLC”) members are Golden Phoenix Minerals, Inc. and Win-Eldrich Gold Inc. (“WEG”). Because we share ownership in the Ashdown LLC with another company, we are subject to the risks normally associated with the conduct of limited liability companies. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through the joint venture, which could have a material adverse impact on our results of operations and financial condition:

•	inability to exert influence over certain strategic decisions made in respect of the LLC operations;

•	inability of members to meet their obligations to the LLC or third parties; and

•	disagreements or litigation between members regarding LLC matters.

Further, there currently is a dispute between Golden Phoenix and WEG. Golden Phoenix is disputing that WEG did not timely fund its required share of the budget of the LLC, failed to pay Golden Phoenix its share of revenues and remains in default on these matters. WEG disputes the amount and timing of certain expenditures made by Golden Phoenix on the Ashdown property. Prior to the dispute Golden Phoenix held a 60% membership interest in the LLC and WEG held a 40% membership interest. However, Golden Phoenix now believes that it has a 69.5% membership interest due to WEG’s default and the result of such default under the terms of the LCC Operating Agreement; that is WEG’s membership interest has been diluted due to its default. WEG is contesting the dilution of its membership interest in the LLC. This dispute was mediated on April 4, 2007, which did not resolve the dispute. Golden Phoenix has demanded arbitration pursuant to the terms of the LLC Operating Agreement and anticipates that this dispute will proceed to arbitration later this year. The Ashdown LLC is an important component of Golden Phoenix’s business and represents nearly all of its revenue. Although the operations of the Ashdown LLC have not been adversely affected by the dispute to date, any disruption in the operations of the Ashdown LLC would have a material adverse affect on Golden Phoenix’ business, financial condition, and results of operations.

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

Our principal executive office consists of 7,000 square feet located at 1675 East Prater Way, Suite 102, Sparks, Nevada 89434. The principal offices are leased from WDCI, Inc in Sparks Nevada. The lease has a seven (7) year term signed May 12, 2004, and is renewable. We consider our existing facilities to be adequate for our foreseeable needs. See the discussion above for a description of our mineral properties.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Frank W. Lewis Revocable Living Trust, Dated March 15, 2004 — The FW Lewis Trust filed a Complaint on June 29, 2006 in the Second Judicial District Court for the State of Nevada, in the County of Washoe, for Breach of Contract related to an Exploration License with Option to Purchase for the Contact Copper Mine in Elko County, Nevada. This agreement was initially entered into on July 10, 1998 and amended twice on February 19, 2003 and May 7, 2003, respectively. Golden Phoenix filed a Third-Party Complaint naming the Sharon Lewis Trust, Dated January 22, 2004 and F.W. Lewis, Inc. as parties with an interest in the claims made. All parties executed a settlement of these claims effective December 1, 2006 which was approved by the Court on January 11, 2007.

American Asphalt — Plaintiff American Asphalt & Grading, Inc. provided labor and materials to Golden Phoenix Minerals, Inc. for work carried out at the Golden Phoenix Mill Site, Silver Peak, Nevada, APN# M151. On April 29, 2005, American Asphalt filed a mechanics’ lien with regard to the money they claim remains owing for the above-stated work. On September 30, 2005, American Asphalt filed a Complaint for Money on: Breach of Contract; Common Counts; and a Mechanics’ Lien Foreclosure seeking $297,413.67 plus costs, fees and interest. The parties have been negotiating payment terms up to and beyond the entry of default in these proceedings against Golden Phoenix Minerals, Inc. on December 22, 2006. On or about January 19, 2007, Golden Phoenix Minerals, Inc. agreed to pay and American Asphalt agreed to accept $125,000 to settle all claims. The parties stipulated to set aside the default and to dismiss all claims with prejudice and the Court for the Fifth Judicial District of the State of Nevada, Nye County, executed an order dismissing this action with prejudice on March 2, 2007.

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation. Steven D. Craig is seeking options issued by Golden Phoenix Minerals, Inc. with regard to back salaries owed in the following amounts: 984,300 shares at 15 cents per share; 340,000 shares at 37 cents per share; and 250,000 shares at 15 cents per share. Steven D. Craig is further seeking $5,500 for non-reimbursed expenses and $243,625.33 in deferred salaries with interest for both amounts. Payments have been made monthly since Mr. Craig’s termination in the amount of $5,000, and approximately $75,000 has been paid to date, resulting in a reduction of these claims.

On September 20, 2006, Golden Phoenix Minerals, Inc. filed an Answer to the Summons and Complaint. On September 29, 2006, Golden Phoenix Minerals, Inc. filed a Third-Party Complaint naming Collette Crater-Craig as an interested party with regard to community property issues due to the recent termination of marriage between her and Steven D. Craig. The Third-Party Complaint seeks declaratory relief to ascertain the respective parties’ rights and obligations with regard to the damages sought by the subject Complaint.

Twain Walker — On October 16, 2006, Twain Walker filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options and failure to pay and account for the accrual of interest on deferred compensation. Twain Walker is seeking options issued by Golden Phoenix Minerals, Inc. with regard to back salaries owed as follows: 332,475 shares at $0.15 per share. Twain Walker is further seeking in excess of $10,000 for deferred compensation, with interest. Golden Phoenix filed an Answer contending it does not owe Twain Walker additional deferred compensation or interest, and requested that the Complaint be dismissed with prejudice.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date. The amount claimed to be owed by Golden Phoenix under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year. The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded since August 6, 1997. The securities are traded on the over-the-counter market, and quoted on the Electronic Bulletin Board (“OTC”) under the symbol “GPXM.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2005	High	Low

First Quarter	$0.22	$0.09
Second Quarter	$0.26	$0.10
Third Quarter	$0.21	$0.12
Fourth Quarter	$0.22	$0.13

Year 2006	High	Low

First Quarter	$0.48	$0.17
Second Quarter	$0.53	$0.35
Third Quarter	$0.47	$0.30
Fourth Quarter	$0.44	$0.34

On December 31, 2006, the closing price of our common stock as reported on the Bulletin Board was $0.38 per share. On April 2, 2007, the closing price of our common stock as reported on the Bulletin Board was $0.32 per share.

Number of Equity Holders

On April 2, 2007, we had approximately 230 shareholders of record, not including the many shares of our common stock held in brokerage accounts.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In April 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options. The Company has reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option Incentive Plan. Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allows for up to 4,000,000 options to be granted (the “2002 Stock Option Incentive Plan”). In addition to these plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principle employees for deferred salaries. The Company’s executive management administers the plan. Subject to the provisions of the 2002 Stock Option Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

The Company has also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by the Company as of December 31, 2006.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation Plans
	Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options	Outstanding Options	Reflected
	and Warrants	and Warrants	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans not approved by security holders	6,915,715	$0.18	none
Warrants issued under no specific plan and therefore not approved by security holders	2,656,602	$0.29	n/a

Total	9,572,317		none

See also the Notes to Consolidated Financial Statements for further information regarding the our equity plans and stock options and warrants issued by us.

Recent Sales Of Unregistered Securities

The following table provides the sales of unregistered securities for the past year not previously reported.

			Value
	Nature of Service Performed	Shares Issued	Received

First Quarter 2006
William Barton	Exercise of Warrants	10,000	$2,500
Michael Margolin	Exercise of Warrants	39,000	9,750
Fred Margolin	Exercise of Warrants	15,000	3,750

Total First Quarter 2006		64,000	$16,000

Second Quarter 2006
John W. Whitney	Exercise of Warrants	200,000	$40,000
Kenneth L. Ripley	Payment of Debt	1,091,628	529,440
Robert P. Martin	Payment of Debt	685,429	332,792
David A. Caldwell	Payment of Debt	769,069	372,998
Tom or Lisa Amberger	Conversion of Debt	66,305	19,913
Craig and Diana B. Drossel	Conversion of Debt	314,332	61,696
William H. and Barbara B. Perloff	Conversion of Debt	66,994	20,146
Chris or Michele Schaub	Conversion of Debt	65,553	13,233
Robert P. and Rebecca A. Stanger	Conversion of Debt	66,853	20,255
Roger R. Taylor	Conversion of Debt	103,772	20,806

Total Second Quarter 2006		3,429,935	$1,431,279

Third Quarter 2006
BMO Nesbitt Burns ITF Errol Haines	Conversion of Debt	88,580	$17,716

Fourth Quarter 2006
None

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

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2006, neither the Company nor any of its affiliates purchased any equity securities of the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Form 10-KSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential. Our main focus remains in Nevada where the political and geologic profile consistently ranks at the top of the Fraser Institute’s worldwide mineral analysis, but we are committed to creating value wherever opportunity lies.

Presently our primary mining property assets are the Ashdown molybdenum/gold project operated by the Ashdown LLC, of which we currently own 60%, and the (idled) Mineral Ridge gold mine (Figure 1). On December 23, 2004, we terminated the Joint Venture Agreement with Enexco dated as of January 28, 1998 (the “Enexco Agreement”) and the Exploration License and Option to Purchase with F.W. Lewis, Inc. (“Lewis”) dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”) relating to an interest in the Contact Property. We retained six (6) claims at the Contact Property, which were sold outright to Enexco on June 27, 2006. We currently hold no further direct interest at the Contact Property. On January 31, 2006, we received the final payment for our Borealis project from Borealis Mining Company pursuant to the purchase contract entered into on January 31, 2005 and retain no further interest at Borealis. On April 18, 2006, we entered into a purchase agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2).

As discussed previously, we currently own a 60% interest in the Ashdown LLC and function as manager and operator of the project. Because of the 60% ownership, the consolidated financial statements of the Company as of and for the year ended December 31, 2006 include the accounts of the Ashdown LLC, and include the operations and cash flows of the Ashdown LLC from October 1, 2006, the date operations commenced. All significant inter-company balances and transactions have been eliminated. As of December 31, 2006, the minority interest balance reported in our consolidated balance sheet represents the portion of the member’s equity in the Ashdown LLC not owned by us. In our consolidated statement of operations, the operating loss of the Ashdown LLC for the year ended December 31, 2006 was allocated to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby reducing the Company’s net loss included in our consolidated results of operations.

We have a history of operating losses, and we expect to continue to incur operating losses in the near future as we initiate mining operations at our mines in 2007. We have funded our operations primarily through sales of our common stock, including most recently the Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), the Production Payment Purchase Agreement with Ashdown Milling Co, LLC, a financing agreement with William D. and Candida Schnack, and loans from officers and shareholders. We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines. We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties. We will continue to entertain possible joint ventures with other mining company partners. We currently have one active joint venture pursuant to the terms of that certain Operating Agreement dated September 28, 2006 entered into with Win-Eldrich Gold, Inc. for the Ashdown project. We serve as the initial Manager of the Ashdown LLC until such a time that the Management Committee determines that the Ashdown LLC should either retain us as the Manager for an additional period of time, or manage the Ashdown LLC itself, with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations of the Ashdown LLC. Pursuant to the terms of the Contribution Agreement we entered into with the Ashdown LLC on September 28, 2006, we agreed with the Ashdown LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC.

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing, utilization of the Fusion Capital equity vehicle, and production from the Ashdown LLC, which commenced in December 2006. No assurance can be made that that additional financing will be obtained.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2006 and 2005 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit of $35,215,285 and working capital deficit of $5,438,902. Our ability to continue as a going concern will be determined by our ability to commence and maintain successful operations and to continue to raise capital from debt, equity and other sources. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements, and several of those critical accounting policies are as follows:

Marketable Securities.  Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties. The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet. The total net unrealized gain on this investment for the year ended December 31, 2006 was $43,902.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As of December 31, 2006, the Company had no proven or probable reserves. Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

Property Acquisition and Deferred Mineral Property Development Costs.  Mineral property acquisition and deferred mineral property development costs are recorded at cost and will be capitalized once determination has been made that a mineral property has proven or probable reserves that can be produced profitably. On the commencement of profitable commercial production, depletion of each mineral property acquisition and associated deferred property development costs will be computed on the units of production basis using estimated proven and probable reserves.

Exploration Properties.  Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above.

Stripping Costs.  On March 30, 2005, the Financial Accounting Standards Board (FASB) ratified the consensus of the Emerging Issues Task Force (EITF) Issue 04-06 that stripping costs incurred during the production phase of a mine are variable costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company will utilize this accounting policy for stripping costs incurred in its mining operations where applicable.

Closure, Reclamation and Remediation Costs.  Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities. The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge and Ashdown properties which are reflected in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003. Because we were unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and have idled the project, we wrote off the Mineral Ridge reclamation asset recorded pursuant to the requirements of SFAS No. 143, resulting in an expense of $1,826,140 in the year ended December 31, 2006.

Property Evaluations and Impairment of Long-Lived Assets.  The Company reviews and evaluates the carrying amounts of its mining properties and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets.

Revenue Recognition.  Revenue from the sale of molybdenite concentrates and precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured. Molybdenite concentrates from the LLC are currently sold FOB mine site pursuant to the terms of a long-term agreement with a buyer. Title transfers upon the buyer’s acceptance of each twelve (12) sack lot when the material is loaded onto the buyer’s transport.

Income Taxes.  The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carryforwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of December 31, 2006, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,486,785.

Stock-Based Compensation and Equity Transactions.  The Company has a stock-based compensation plans, which are described more fully in Note 15 to our consolidated financial statements. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option awards to employees and directors following the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense for employee and director stock options was reflected in the Company’s consolidated statements of operations as all options granted generally had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time. The Company reported proforma disclosures of net loss and loss per share as if the fair value method of valuing stock options had been applied.

Except for transactions with employees and directors that are within the scope of SFAS 123R or APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

New Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the year ending December 31, 2007. The Company has not yet determined the financial statement impact of adopting FIN 48.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The new standard was effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities. The Company adopted SFAS No. 158 on December 31, 2006, with no material impact on the consolidated financial statements of the Company since the Company currently does not sponsor defined benefit pension or postretirement plans within the scope of the standard.

The FASB has issued SFAS Statement No. 157, Fair Value Measurements. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting SFAS No. 157 on

January 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 by the Company on January 1, 2006 did not have an impact on the consolidated financial statements of the Company for the year ended December 31, 2006.

Results Of Operations

Results Of Operations For The Fiscal Year Ended December 31, 2006 Compared To Fiscal Year Ended December 31, 2005.

Sales

We generated sales of $176,777 for the year ended December 31, 2006 compared to $746,040 for the year ended December 31, 2005. Sales decreased as a result of the suspension of operations at Mineral Ridge. The sales for 2006 consist of the first sale of molybdenite concentrates produced by the Ashdown LLC in December 2006. The sale consisted of more than 14,000 pounds of concentrates, containing over 8,000 pounds of elemental molybdenum, and was made to Derek Raphael and Company, London, England. The sales for 2005 consist of the sale of precious metals from the operations at Mineral Ridge. We have temporarily idled the Mineral Ridge mine pending a re-engineering study designed to maximize gold recoveries through the addition of a milling and vat leaching circuit.

Operating Costs and Expenses

Cost of mining operations for the years ended December 31, 2006 and 2005 were $1,593,607 and $1,207,754, respectively. The cost of mining operations for 2005 consisted of expenditures to maintain the Mineral Ridge project on standby status and to produce the amount of sales of precious metals described above.. The costs at Mineral Ridge decreased during the current year as only security operations were conducted, and no sales of precious metals occurred. The decrease in the cost of mining operations at Mineral Ridge in 2006 was offset by the cost of mining operations incurred by the Ashdown LLC during the last three months of the year in preparing the mine and mill for production, which commenced in December 2006.

Exploration, development and mineral property lease expenses were $2,909,404 and $3,271,550 for the years ended December 31, 2006 and 2005, respectively. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and earned in our 60% ownership interest in the Ashdown LLC. Subsequent to this earn in, our joint venture partner was required to fund 40% of the expenditures on the Ashdown Project during the year. In addition, as discussed above, efforts at the Ashdown project were devoted substantially to preparing the mine and mill for production, which commenced in December 2006. Therefore, substantially all costs incurred at the Ashdown Project since the formation of the Ashdown LLC have been reported as costs of mining operations. The decrease in exploration, development and mineral property lease expenses in 2006 as compared to 2005 was partially offset by $521,278 of exploration expenses recorded for the Northern Champion property in 2006, including the acquisition cost of the property of $498,380.

General and administrative expenses were $2,431,518 and $1,496,124 for the years ended December 31, 2006 and 2005, respectively. General and administrative expenses include investor relations, salaries and wages of officers and office personnel, and stock-based compensation recorded pursuant to the adoption of FAS 123R. This increase is primarily the result of the valuation of employment contracts expensed in the current year on executives that were put under contract in 2006, severance obligations and $483,160 in stock-based compensation expense.

Because we were unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and have idled the project, we wrote off the reclamation asset recorded pursuant to the requirements of SFAS No. 143, resulting in an expense of $1,826,140 in the year ended December 31, 2006. We had no similar write down of reclamation costs in 2005.

Accretion expense and depreciation and amortization expense for 2006 did not vary materially from amounts reported for 2005.

Other Income (Expense)

During the year ended December 31, 2006, interest expense decreased $591,277 to $1,152,607 from $1,743,884 for the year ended December 31, 2005. This decrease resulted from two factors. First, of the $2,000,000 premium obligation recorded as interest expense in the Schnack financing agreement, $1,470,000 was expensed in 2005 and $530,000 was expensed in 2006. In addition, during 2006, $583,441 in debt, much of which was interest bearing, was extinguished with the issuance of 3,318,515 shares of our common stock.

During the year ended December 31, 2006 and subsequently during the first three months of 2007, we have continued our efforts to settle and extinguish certain obligations related to the Contact Mine, the Mineral Ridge property and amounts payable to related parties. We have reached agreement with various parties pursuant to which a total of $6,143,692 of debt has been extinguished. Net of a loss on extinguishment of amounts due to related parties of $830,839 from the issuance of common shares where the market value of the common stock exceeded the recorded amount of the debt paid on the date the shares were issued, we recognized a gain on extinguishment of debt of $5,312,853 for the year ended December 31, 2006. The extinguishment of debt has significantly improved the working capital position of the Company. We reported a loss on extinguishment of debt of $56,234 for the year ended December 31, 2005.

During the year ended December 31, 2006 we reported a gain on the sale of mineral properties of $162,041 related to the execution of a quitclaim deed conveying our interest in and to certain unpatented mining claims at the Contact Property in exchange for common shares of Enexco valued at $162,041. Gain on sale of mineral properties for the year ended December 31, 2005 was $1,400,000, consisting of the gain recognized on the sale of the Borealis Property.

The remaining other income (expense) amounts reported in 2006 did not vary materially from amounts reported in 2005.

Liquidity And Capital Resources

Since our incorporation in June 1997, our expenses have exceeded our revenues, resulting in an accumulated deficit of $35,215,285 and a total stockholders’ deficit of $4,970,840 at December 31, 2006.

As of December 31, 2006, we had $479,032 in cash and a working capital deficit of $5,438,902. A significant portion of the cash is allocated for the Ashdown mine. We anticipate expenditures for 2007 may exceed the levels incurred in 2006, particularly at the Ashdown mine where we commenced production in December 31, 2006. Our operating costs and expenses could increase or decrease significantly, at any time during the next fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. We believe that the Ashdown LLC will retain significant portions of the proceeds from the sale of precious metals to expand and improve operations at the Ashdown mine and mill. In addition, as more fully described in the discussion of our business in this Form 10-KSB and in the notes to the consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment and debt agreements entered into to provide development funds for the Ashdown project. Consequently, we will require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.

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

During 2006, we used net cash of $4,919,742 in operating activities. During 2006, net cash provided by investing activities was $332,473, comprised of $440,000 cash contributed to capital by our minority interest member of the Ashdown LLC and net cash of $107,527 to purchase property and equipment, primarily for the Ashdown project, (net of proceeds of $86,075 from the sale of property and equipment).

Net cash provided by financing activities in 2006, from which our liquidity needs were met, came from the following sources:

(1) $4,177,504 from the sale of 11,901,992 of our common shares pursuant to the Common Stock Purchase Agreement with Fusion Capital (net of a stock subscription receivable of $60,000);

(2) $139,610 from the exercise of stock warrants and options;

(3) $265,000 from the proceeds of the Schnack financing agreement;

(4) $145,000 from advances from related parties;

(5) $650,000 from the Production Payment Purchase Agreement with Ashdown Milling Co, LLC, a related party.

The cash provided by these financing sources was partially offset by the payment of amounts due to related parties of $273,048 and the payment of other long-term debt and capital lease obligations of $47,940.

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of the Company’s common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. The Company issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. The Company intends to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement. As discussed above,

11,901,992 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $4,177,504, net of a subscription receivable of $60,000 at December 31, 2006, or an average of $0.356 per common share.

On May 10, 2005, the Company entered into a financing agreement with William D. and Candida Schnack (the “Schnacks”), unrelated parties, wherein the Schnacks could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from the Ashdown property. The advances were restricted to funding activities associated with the Ashdown mineral property. Advances were to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement. In consideration of the advances, the Schnacks will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share. In addition, the Company agreed that, during the period that is two (2) years from the date of the Agreement, in the event there is any dilution of the stock of the Company, the number of warrants to the Lender shall be increased to reflect this dilution. Pursuant to this agreement, the Company received $735,000 in 2005 and $265,000 in 2006, and recognized $1,470,000 of the premium as interest expense in 2005 and $530,000 interest expense in 2006. A principal payment of $5,000 was made to the Schnacks in December 2006.

The value of the 1,000,000 warrants of $64,931, estimated using the Black-Scholes pricing model, was expensed in 2005. In conjunction with the anti-dilution provisions of the agreement, an additional 17,430 warrants valued at $1,713 were issued to the Schnacks in 2005, and an additional 139,172 warrants valued at $31,993 were issued to the Schnacks in 2006. The obligation, as amended on November 2, 2006, is payable to the Schnacks in monthly installments as follows:

a) 5% of gross molybdenum concentrates sales produced from the Ashdown mine through February 1, 2007 will be due and payable within 30 days of transfer of ownership to broker.

b) Beginning February 1, 2007, 15% of gross molybdenum concentrates sales produced from the Ashdown mine will be due and payable within 30 days of transfer of ownership to broker.

c) Beginning March 1, 2007, a payment of 15% of gross molybdenum concentrates sales produced from the Ashdown mine, or $300,000, whichever is greater, will be due and payable within 30 days of transfer of ownership to broker.

d) A final payment of all outstanding amounts related to the advance and premium will be due and payable June 1, 2007.

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC. Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000. In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company. In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500.000. The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid. Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling. The Company’s Board approved the transaction. Neither Mr. Martin nor Mr. Ripley is a director of the Company.

This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement. Through December 31, 2006, there had been $1,500,000 advanced to the Company pursuant to this agreement, $650,000 received in 2006.

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page 38.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2006 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 — Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.	EXHIBITS

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits:

(a) Exhibits:

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
10.1	Agreement, dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997
10.2	Kennecott Agreement — Option to Purchase with Exploration Rights, dated September 19,1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997
10.3	Option Agreement, dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.1 to the period ended September 30, 1997 as filed with the SEC on November 10, 1997
10.4	Amended Supplemental Agreement, dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2A to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997
10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997
10.6	Mineral Lease Agreement and Option to Purchase, dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997
10.7	Financial Consulting Agreement, dated March, 1998, by and between Market Survey’s International, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on April 27, 1998
10.8	Financial Consulting Agreement, by and between Steven Heard and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998

Exhibit No.	Description	Location

10.9	Financial Consulting Agreement, by and between Jason Bahnman and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998
10.10	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
10.11	Mineral Ridge Mine Sale Agreement, dated October 9, 2000, by and between Thomas L. Minsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000
10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002
10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003
10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

Exhibit No.	Description	Location

10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.27	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006
10.28	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.29	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.30	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006
10.31	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006
10.32	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006
10.33	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006
10.34	Independent Contractor Agreement, dated December 18, 2006, by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006

Exhibit No.	Description	Location

21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Golden Phoenix filed the following reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2006:

On October 3, 2007, Golden Phoenix filed a Form 8-K to announce that it and Win-Eldridge Gold, Inc. had entered into the Ashdown Project LLC Operating Agreement to govern the management of the Ashdown Project LLC and future mineral exploration and related activities.

On November 11, 2006, Golden Phoenix filed a Form 8-K and amended 8-K to announce an amendment to the Golden Phoenix/William D. and Candida Schnack Agreement dated May 10, 2005 and other related updates of that agreement.

On December 21, 2006, Golden Phoenix filed a Form 8-K to announce that Larry A. Kitchen had resigned for personal reasons as Principal Accounting Officer and that Dennis P. Gauger was hired to serve as Chief Financial Officer and Principal Accounting Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal independent accountants for the performance of the audits for the years ended December 31, 2006 and 2005 were HJ & Associates, LLC.

(a) Audit Fees.  For the fiscal years ended 2006 and 2005, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $75,900 and $81,800, respectively.

(b) Audit-Related Fees.  For the fiscal years ended December 31, 2006 and 2005, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

(c) Tax Fees.  For the fiscal year ended December 31, 2006 fees billed for tax compliance services were $3,515. There were no fees billed for tax compliance services in 2005, and there was no tax-planning advice provided in 2006 or 2005.

(e) Other Fees.  For the fiscal years ended December 31, 2006 and 2005 there were no fees billed for services other than services described above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

By:	/s/ David A. Caldwell

Name:	David A. Caldwell
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2007

By:	/s/ Dennis P. Gauger

Name:	Dennis P. Gauger
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Caldwell David A. Caldwell	Chief Executive Officer and Director	April 13, 2007

/s/ Ronald L. Parratt Ronald L. Parratt	Director	April 13, 2007

/s/ Jeffrey P. Tissier Jeffrey P. Tissier	Director	April 13, 2007

/s/ Corby G. Anderson Corby G. Anderson	Director	April 13, 2007

/s/ Kent D. Aveson Kent D. Aveson	Director	April 13, 2007

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Golden Phoenix Minerals, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Phoenix Minerals, Inc. at December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $35,215,285 and has a working capital deficit of $5,438,902 at December 31, 2006, which together raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 6, 2007

GOLDEN PHOENIX MINERALS, INC.

Consolidated Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash	$479,032
Receivables	135,584
Prepaid expenses and other current assets	311,625
Materials and supplies inventory	47,256
Marketable securities	205,943

Total current assets	1,179,440

Property and equipment, net	1,295,136

Other assets:
Restricted funds — reclamation obligations	2,177,495
Prepaid bond insurance premiums	320,488
Deposits	60,761

Total other assets	2,558,744

$5,033,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,096,308
Accrued liabilities	542,438
Current portion of severance obligations	324,927
Current portion of long-term debt	11,917
Notes payable and related accrued interest	3,048,649
Deferred revenue — related party	904,567
Amounts due to related parties	689,536

Total current liabilities	6,618,342

Long-term liabilities:
Reclamation obligations	2,997,125
Severance obligations	295,689
Long-term debt	9,138
Amounts due to related parties	125,933

Total long-term liabilities	3,427,885

Total liabilities	10,046,227

Commitments and contingencies
Minority Interest	(42,067)

Stockholders’ deficit:
Common stock; no par value, 200,000,000 shares authorized, 154,064,010 shares issued and outstanding	30,260,543
Common stock subscribed	(60,000)
Other comprehensive income	43,902
Accumulated deficit	(35,215,285)

Total stockholders’ deficit	(4,970,840)

$5,033,320

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005

Sales	$176,777	$746,040

Operating costs and expenses:
Costs of mining operations	1,593,607	1,207,754
Exploration, development and mineral property lease expenses	2,909,404	3,271,550
Accretion expense	169,584	144,858
General and administrative expenses	2,431,518	1,496,124
Depreciation and amortization expense	104,616	151,337
Write off of reclamation asset	1,826,140	—

Total operating costs and expenses	9,034,869	6,271,623

Loss from operations	(8,858,092)	(5,525,583)

Other income (expense):
Interest income	6,463	3,005
Interest expense	(1,152,607)	(1,743,884)
Gain (loss) on extinguishment of debt	5,312,853	(56,234)
Gain on sale of mineral properties	162,041	1,400,000
Loss on disposal of property and equipment	(53,018)	(3,702)
Other income (expense)	19,739	(16,065)

Total other income (expense)	4,295,471	(416,880)

Loss before minority interest and income taxes	(4,562,621)	(5,942,463)
Minority interest in net loss of consolidated joint venture	482,067	—

Loss before income taxes	(4,080,554)	(5,942,463)
Provision for income taxes	—	—

Net loss	$(4,080,554)	$(5,942,463)

Loss per commons share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding	144,698,413	133,960,174

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.

Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2006 and 2005

			Common	Other
	Common Stock		Stock	Comprehensive	Accumulated
	Shares	Amount	Subscribed	Income	Deficit	Total

Balance, January 1, 2005	119,721,984	$20,684,330	$—	$—	$(25,192,268)	$(4,507,938)
Issuance of common stock for cash	9,354,860	895,945	7,900	—	—	903,845
Issuance of common stock for directors fees	113,828	19,000	—	—	—	19,000
Issuance of common stock for services	2,956,658	500,683	—	—	—	500,683
Issuance of common stock for production payment purchase agreement	800,000	143,000	—	—	—	143,000
Warrants issued as inducements to enter into agreements	—	127,896	20,786	—	—	148,682
Issuance of common stock in payment of debt	3,432,757	683,038	—	—	—	683,038
Issuance of options for services	—	8,715	—	—	—	8,715
Net loss	—	—	—	—	(5,942,463)	(5,942,463)

Balance, December 31, 2005	136,380,087	23,062,607	28,686	—	(31,134,731)	(8,043,438)
Issuance of common stock for cash	11,901,992	4,237,504	(60,000)	—	—	4,177,504
Issuance of common stock for directors fees	20,589	9,038	—	—	—	9,038
Issuance of common stock for services	266,427	123,074	—	—	—	123,074
Issuance of common stock for production payment purchase agreement	700,000	227,100	(7,900)	—	—	219,200
Issuance of common stock for exploration and development expenses	735,000	373,380	—	—	—	373,380
Issuance of common stock upon exercise of options and warrants	741,400	139,610	—	—	—	139,610
Issuance of common stock for payment of debt	3,318,515	1,408,995	—	—	—	1,408,995
Warrants issued as inducements to enter into agreements	—	196,075	(20,786)	—	—	175,289
Stock-based compensation	—	483,160	—	—	—	483,160

						(934,188)

Comprehensive net income calculation:
Net loss	—	—	—	—	(4,080,554)	(4,080,554)
Net unrealized gain on marketable securities	—	—	—	43,902	—	43,902

Net comprehensive income	—	—	—	—	—	(4,036,652)

Balance, December 31, 2006	154,064,010	$30,260,543	$(60,000)	$43,902	$(35,215,285)	$(4,970,840)

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,080,554)	$(5,942,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,616	151,338
Accretion expense	169,584	144,858
Stock-based compensation	483,160	—
Loss on disposal of property and equipment	53,018	3,702
Property and equipment expensed to supplies	1,572	—
Write off of reclamation asset	1,826,140	—
Issuance of common stock for services	126,826	530,111
Issuance of common stock for exploration and development expenses	373,380	—
Issuance of warrants for interest expense	31,993	—
Minority interest in net loss of joint venture	(482,067)	—
(Gain) loss on extinguishment of debt	(5,312,853)	56,509
Gain on sale of mineral properties	(162,041)	—
Changes in operating assets and liabilities:
Decrease (Increase) in receivables	124,416	(250,000)
Decrease (Increase) in prepaid expenses and other current assets	264,747	(307,971)
(Increase) decrease in materials and supplies inventory	(24,957)	108,933
Increase in restricted funds — reclamation obligations	(180,638)	(148,034)
Decrease in reclamation asset	—	17,558
Increase in deposits	(12,381)	(15,996)
Increase (Decrease) in accounts payable	378,131	(478,960)
Increase in accrued and other liabilities	1,067,718	3,556,980
Increase in reclamation obligations	330,448	—

Net cash used in operating activities	(4,919,742)	(2,573,435)

Cash flows from investing activities:
Purchase of property and equipment	(193,602)	(157,568)
Proceeds from the sale of property and equipment	86,075	52,800
Minority interest capital contributions to joint venture	440,000	—

Net cash provided by (used in) investing activities	332,473	(104,768)

Cash flows from financing activities:
Bank overdraft	—	(41,601)
Proceeds from notes payable	265,000	735,000
Proceeds from amounts due to related parties	145,000	417,971
Proceeds from production payment purchase agreement	650,000	850,000
Proceeds from the sale of common stock	4,177,504	895,945
Proceeds from the exercise of options and warrants	139,610	—
Payments of notes payable, long-term debt and capital leases	(47,940)	—
Payments of amounts due to related parties	(273,048)	(168,937)

Net cash provided by financing activities	5,056,126	2,688,378

Net increase in cash	468,857	10,175
Cash, beginning of year	10,175	—

Cash, end of year	$479,032	$10,175

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Note 1:	Description of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) was incorporated under the laws of the state of Minnesota on June 2, 1997. The Company is engaged in the operation, exploration and development of mineral properties primarily in the state of Nevada. The Company controls its mineral property interests through joint venture interests, direct ownership, leases, and mining claims. The Company is planning exploration and development of selected properties with the intent of conducting precious and base metal mining and production operations. The Company is continually investigating new mineral properties for potential exploration, development and operation. The Company intends to attempt to provide joint venture opportunities to other mining companies to accomplish these activities.

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown Project LLC (the “Ashdown LLC”) and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC. The Ashdown LLC commenced production of molybdenite concentrates in December 2006. At December 31, 2006, the Company held a 60% interest in the capital and profits of the Ashdown LLC (see Note 3).

On April 16, 2006, the Company executed a Purchase Agreement with four individuals to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a report describing a molybdenum deposit within the area of the claim (see Note 4). The Company has not performed significant exploration and development activities on the Northern Champion Property.

In mid-2003, the Company began formal operation of the Mineral Ridge property. As of December 31, 2006, the operations of the Mineral Ridge mine remain temporarily idled while awaiting completion of an optimized mine plan.

Accounting Method

The Company’s consolidated financial statements are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting. The Company has elected a December 31 year-end.

Principles of Consolidation

The consolidated financial statements of the Company as of and for the year ended December 31, 2006 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by Golden Phoenix Minerals, Inc. through its 60% member interest. The consolidated financial statements for 2006 include the operations and cash flows of the Ashdown LLC from September 28, 2006, the date of formation of the Ashdown LLC. All significant inter-company balances and transactions have been eliminated.

Minority Interest

As of December 31, 2006, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company. The operating loss of the Ashdown LLC for the year ended December 31, 2006 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby reducing the Company’s net loss.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the classifications used for the current year presentation.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Concentrations

Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash in bank and receivables. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s account balances, at times, may exceed federally insured limits. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts. As of December 31, 2006, substantially all of the Company’s receivables were comprised of amounts due from the minority member of the Ashdown LLC. Management does not believe significant credit risk exists for these receivables at December 31, 2006.

Concentration of Operations — The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

In each of the years ended December 31, 2006 and 2005, 100% of the Company’s sales were to one party. The sales for 2006 consist of the first sale of molybdenite concentrates produced by the Ashdown LLC in December 2006. The sales for 2005 consist of the sale of precious metals from the operations at Mineral Ridge.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Differences in these estimates and actual results could be material to the Company’s consolidated financial position and results of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. The Company did not have any cash equivalents at December 31, 2006. As of December 31, 2006, the Company had $203,046 of cash that is federally insured. All remaining amounts of cash either exceed federally insured limits or are not covered by federal deposit insurance.

Materials and Supplies Inventory

Materials and supplies inventories are stated at the lower of cost (using the first-in, first-out (FIFO) method) or market. Market is determined on the basis of estimated realizable values.

Marketable Securities

Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties (Note 4). The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in the Company’s consolidated balance sheet. The total net unrealized gain on this investment for the year ended December 31, 2006 was $43,902.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Buildings	6-40 years
Mining and milling equipment	5-7 years
Vehicles	5 years
Computer equipment	3-5 years
Furniture and equipment	5-7 years

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As of December 31, 2006, the Company had no proven or probable reserves at the Ashdown property and has temporarily idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

For the years ended December 31, 2006 and 2005, the Company recorded depreciation and amortization expense of $104,616 and $151,337, respectively, related to property and equipment.

Property Acquisition and Deferred Mineral Property Development Costs

Mineral property acquisition and deferred mineral property development costs are recorded at cost and will be capitalized once determination has been made that a mineral property has proven or probable reserves that can be produced profitably. On the commencement of profitable commercial production, depletion of each mineral property acquisition and associated deferred property development costs will be computed on the units of production basis using estimated proven and probable reserves.

Exploration Properties

Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and depleted in accordance with the policies described above.

Stripping Costs

On March 30, 2005, the Financial Accounting Standards Board (FASB) ratified the consensus of the Emerging Issues Task Force (EITF) Issue 04-06 that stripping costs incurred during the production phase of a mine are variable costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company will utilize this accounting policy for stripping costs incurred in its mining operations where applicable.

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

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge and Ashdown properties which are included in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003 (see Note 7).

Property Evaluations and Impairment of Long-Lived Assets

The Company reviews and evaluates the carrying amounts of its mining properties and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured. Molybdenite concentrates from the Ashdown LLC are currently sold FOB mine site pursuant to the terms of a long-term agreement with a buyer. Title transfers upon the buyer’s acceptance of each twelve (12) sack lot when the material is loaded onto the buyer’s transport.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carryforwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of December 31, 2006, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,486,785 (see Note 18).

Stock-Based Compensation and Equity Transactions

The Company has stock-based compensation plans, which are described more fully in Note 15. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option awards to employees and directors following the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense for employee and director stock options was reflected in the Company’s consolidated statements of operations prior to 2006 as all options granted generally had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time. The Company reported pro-forma disclosures of net loss and loss per share as if the fair value method of valuing stock options had been applied.

Except for transactions with employees and directors that are within the scope of SFAS 123R or APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Earnings Per Common Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 6,402,742, and 2,656,602 shares of common stock were outstanding at December 31, 2006 and 2005, respectively. No options or warrants were included in the 2006 and 2005 computation of diluted weighted average number of shares because the effect would have been anti-dilutive.

Preferred Stock/Common Stock

The Company has authorized 5,000,000 shares of no par value, non-voting convertible preferred stock. In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997. The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions. At a meeting of the Board on January 29, 2005, the directors unanimously approved conversion of the authorized preferred to common at the rate of 10 to 1, thereby increasing the authorized shares of common stock to 200,000,000. At the date of this action and as of December 31, 2006, there were no shares of preferred stock outstanding.

Advertising Expense

The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2006 and 2005, respectively.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the year ending December 31, 2007. The Company has not yet determined the financial statement impact of adopting FIN 48.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The new standard was effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities. The Company adopted SFAS No. 158 on December 31, 2006, with no material impact on the consolidated financial statements of the Company since the Company currently does not sponsor defined benefit pension or postretirement plans within the scope of the standard.

The FASB has issued SFAS Statement No. 157, Fair Value Measurements. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting SFAS No. 157 on January 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 by the Company on January 1, 2006 did not have an impact on the consolidated financial statements of the Company for the year ended December 31, 2006.

Note 2:	Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997. It has not generated revenues sufficient to cover its operating costs and has an accumulated deficit of $35,215,285 and a working capital deficit of $5,438,902 at December 31, 2006, which together raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has obtained working capital from debt and equity financing and from a production payment purchase agreement (see Notes 11, 12 and 17) to fund the Company’s activities until sufficient revenues can be generated from operations. The Company also has access to additional funds pursuant to the terms of a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), which the Company may access from time to time until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The related registration statement filed with the Securities Exchange Commission (“SEC”) was declared effective on February 13, 2006. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses. The Company is in the process of arranging other debt and equity financing with other sources. The Company will also seek to develop its properties through joint ventures in order to alleviate some of the costs associated with future exploration, development and mining operation activities. Finally, the Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and the Company anticipates that its share of cash distributions from the LLC, after related production payment and debt obligations have been satisfied, will contribute significantly to the working capital of the Company.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the Ashdown LLC, or to raise capital at favorable rates or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3:	Ashdown Project LLC

The Ashdown molybdenum-gold project is located about 115 miles northwest of Winnemucca in Humboldt County, Nevada. The property covers about three (3) square miles and is controlled by 101 unpatented mining claims. The Ashdown property was secured under a Letter Agreement with Win-Eldrich Mines (“Win-Eldrich”) executed on February 5, 2004. The terms of the joint venture agreement gave the Company the right to earn 60%, as manager and operator of project, from Win-Eldrich (40%) as owner of the property. The Company could earn an undivided, vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) spending $5,000,000 toward development of the project. Upon signing the agreement, the Company paid Win-Eldrich $50,000, and starting three (3) months after the signing paid a monthly sum of $5,000 through December 2006. In May 2006, the Company exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that the Company had vested its 60% interest as provided under clause (2) of the Letter Agreement.

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC. The Company will serve as the initial Manager of the Ashdown LLC until such time that the Management Committee determines that the Ashdown LLC should either retain the Company as the Manager for an additional period of time, or manage the Ashdown LLC itself, with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations. Additionally, on September 28, 2006, the Company entered into a Contribution Agreement with the Ashdown LLC in order to recognize that the Company had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of its right, title and interest in the Mill, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between the Company, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the Ashdown LLC. The Company agreed with the Ashdown LLC that value of its contribution was

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

$5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC. Simultaneously with the entry into the Contribution Agreement by the Company, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the Ashdown LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the Ashdown LLC at an agreed-upon value of the contribution of $3,333,333.

Because the mineral property operated by the Ashdown LLC does not have proven or probable reserves as defined by the Securities and Exchange Commission Guide 7, the $5,000,000 in development expenditures incurred by the Company at the Ashdown project have been expensed by the Company as incurred, with the exception of the cost of the mill and other tangible property and equipment, along with certain reclamation bonds and deposits contributed by the Company to Ashdown LLC. Therefore, the Ashdown LLC capital account of the Company, and the Company’s investment in the Ashdown LLC, will not include the $5,000,000 of development expenditures incurred on behalf of the Ashdown LLC. Similarly, the agreed-upon value of $3,333,333 of the personal property and unpatented mining claims contributed to capital by Win-Eldrich Gold, Inc. will not be included in its Ashdown LLC capital account due to the uncertainty of the carryover cost basis of these assets to Win-Eldrich Gold, Inc. as determined under United States generally accounting principles.

In May 2006, the Company completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment is 100% complete. On October 30, 2006, final versions of the Occupancy Permit and the Plan of Operations/Environmental Assessment documents were approved by regulators. The Ashdown LLC initiated mining activities on the property, subject to certain stipulations, in the fourth quarter of 2006, and completed the first sale of molybdenite concentrates in December 2006. The Ashdown LLC has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker. The Ashdown LLC will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract. The Ashdown LLC plans to assess expansion into a larger operation now that production has commenced.

The Company also transferred to the Ashdown LLC a mill under construction with a cost basis of $601,855, and restricted deposits and bonds relating to the Ashdown project totaling $360,796, the cost basis to the Company. Because of the Company’s undivided 60% interest in the Ashdown LLC, the financial statements of the Ashdown LLC have been consolidated with those of the Company. The consolidated financial statements include the operations and cash flows of the Ashdown LLC from September 28, 2006, the date of its formation. All significant inter-company balances and transactions have been eliminated.

Pursuant to the terms of a Letter Agreement dated September 28, 2006 (the “Letter Agreement”) entered into as part of the organization of the Ashdown LLC, on November 1, 2006, the Company believes that Win-Eldrich Gold, Inc. was required to pay the Company the aggregate amount of $309,391 related to the joint venture. On December 4, 2006, the Company informed Win-Eldrich Gold, Inc. that it was in default under the Letter Agreement, that the 30-day cure period had expired and that the matter had been referred to the Company’s Board of Directors for further consideration. On December 20, 2006, the Company notified Win-Eldrich Gold, Inc. of its intention, pursuant to the remedial provisions of the Letter Agreement, to invoke the remedy of dilution under subsection 7.5.2(a) of the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) to decrease Win-Eldrich Gold, Inc.’s Ownership Interest from 40% to 30.5% and increase the Company’s Ownership Interest from 60% to 69.5%. Win-Eldrich Gold, Inc. disagrees that it is in default under the Letter Agreement and the Company anticipates that this disagreement will be resolved by an amicable agreement or under the dispute resolution provisions of the Operating Agreement providing for mediation and binding arbitration. While the Company is confident that its interpretation of the Letter Agreement and the remedial provisions of the Operating Agreement are correct, until the disagreement is resolved pursuant to the dispute resolution provisions of the Operating Agreement, or by the ongoing settlement discussions between the parties, it is uncertain whether the Company’s Ownership Interest in the Ashdown LLC will remain at 60% or increase to 69.5%. The Company does not anticipate that this disagreement will have a material adverse effect on the Ashdown LLC’s operations or on the

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Company’s consolidated financial condition or results of operations. Through December 31, 2006 the consolidated financial statements reflect the Company’s Ownership Interest in the Ashdown LLC at 60%.

As more fully described in Notes 11 and 12, the Company’s share of production distributions from the LLC are encumbered by certain financing agreements.

Note 4:	Mineral Properties

Presently, the Company’s primary mining property assets are the Ashdown molybdenum/gold project operated by the Ashdown LLC (Note 3) and the idled Mineral Ridge gold mine. On December 23, 2004, the Company terminated the Joint Venture Agreement with International Enexco Ltd. (“Enexco”) dated as of January 28, 1998 (the “Enexco Agreement”) and the Exploration License and Option to Purchase with F.W. Lewis, Inc. (“Lewis”) dated as of July 10, 1998, as amended on February 19, 2003, and as further amended on May 7, 2003 (collectively, the “Lewis Agreement”) relating to an interest in the Contact Property. The Company retained six (6) claims at the Contact Property, which were sold outright to Enexco on June 27, 2006. The Company currently holds no further direct interest at the Contact Property. In the fourth quarter of 2004, the Company entered into negotiations with Gryphon Gold for the sale of the Borealis Property to Borealis Mining Company, a subsidiary of Gryphon Gold, for cash payments totaling $1,400,000. Borealis Mining completed its final payment on January 31, 2006 and the Company retains no further rights or interest in the Borealis Property. As further discussed below, on April 18, 2006, the Company entered into a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada.

Mineral Ridge Property

On November 7, 2000, the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada (“Mineral Ridge”). The mine was acquired out of bankruptcy and the trustee was conducting only minimum maintenance activities at the time. The permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management at the time of the purchase. Since then, the Company has obtained new permits based upon a revised Plan of Operations/Environmental Assessment (“POO”) and posted an updated reclamation surety bond of approximately $2,700,000. The Mineral Ridge mine was placed in full operation in the spring of 2004.

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie, as outlined in an independent third party engineering and feasibility study completed in May 2003 by Behre Dolbear & Company, Inc., an outside consultant (“Behre Dolbear”). The feasibilility study identified 156,504 ounces of gold that could be recovered using a cyanide heap leaching process, including 10,000 recoverable ounces estimated to be on the leach pad. Silver values are not economically significant in the mineralized material at Mineral Ridge and have not been included in these reserve calculations. The property holds further mineral potential with identified targets potentially containing additional gold mineralization.

Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials. Operations have yielded certain amounts of precious metal product that has been sold resulting in total revenues of approximately $2.3 million in 2005 and 2004. Under-performance of the leach pads and associated high production costs resulted from the Company’s failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study. On January 12, 2005, the Company announced its decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. The Company intends to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007. It is expected that this work, which is being contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Pursuant to the terms of the agreement, the Company was obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006. Each payment was to be distributed as follows, $9,991.50 to Mr. Lalonde, $9,247.45 to each of Messrs. Robitaille and Davis, and $2,763.60 to Mr. Dockweiler. In addition, the agreement provided that the Company would issue 735,000 shares of its common stock to the Vendors. Said shares of common stock have been issued as “restricted securities” as such term is defined in paragraph (a)(3) of Rule 144 as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Mr. Lalonde received 235,000 shares, each of Messrs. Robitaille and Davis received 217,500 shares and Mr. Dockweiler received 65,000 shares. The shares were valued at $373,380, based on the market value of the Company’s common stock on the date the shares were issued. The agreement also provides that the Vendors will retain a 3.3% Net Smelter Return on the sales of minerals taken from the Northern Champion Property. Each of Messrs. Lalonde, Robitaille and Davis will be entitled to receive 1% of the Net Smelter Return and Mr. Dockweiler will be entitled to receive 0.3% of the Net Smelter Return. Additionally, the Company will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000. We will have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

The scheduled cash payments to the four individuals were not made by the Company. However, the Purchase Agreement was amended subsequent to December 31, 2006 to allow the Company to satisfy the $125,000 obligation through the issuance by the Company to the Vendors of restricted common shares of the Company valued at $125,000 (see Note 23).

All costs incurred by the Company for the Northern Champion Property, including acquisition costs, have been expensed as exploration and development costs.

Gain on Sale of Mineral Properties

On June 27, 2006, the Company executed a Quitclaim Deed conveying its interest in and to the six unpatented mining claims at the Contact Property known as the “Red Metal” Claims to Enexco in exchange for 100,000 shares of Enexco. The stock certificate was received by the Company on July 21, 2006 and the Company valued the Enexco Shares as of that date at CDN $1.85 per share or USD $1.62 per share, resulting in a gain on sale of mineral properties of USD $162,041 reported for the year ended December 31, 2006. The Company intends on holding the Enexco shares for the foreseeable future. Accordingly, the Enexco shares are accounted for as securities-held-for sale in accordance with FAS 115.

During the year ended December 31, 2005, the Company recognized a gain on sale of the Borealis Property of $1,400,000, as more fully described above.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 5:	Property and Equipment

Property and equipment consist of the following at December 31, 2006:

Land	$57,599
Buildings	160,592
Mining and milling equipment	1,501,610
Vehicles	79,930
Computer equipment	79,509
Office furniture and equipment	18,221

1,897,461
Less accumulated depreciation and amortization	(602,325)

$1,295,136

Depreciation and amortization expense of property and equipment for the years ended December 31, 2006 and 2005 was $104,616 and $151,337, respectively.

The Company had no property and equipment under capital lease at December 31, 2006.

Note 6:	Restricted Funds — Reclamation Obligations

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property. The Company has paid an additional $526,505 of premiums on the reclamation bond policy through December 31, 2006. The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property. This amount has been included in the balance of the Restricted Funds — Reclamation Obligations asset in the accompanying consolidated balance sheet as of December 31, 2006.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy. The annual insurance premium of $11,311 is amortized over a twelve (12) month period. At December 31, 2006, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The long-term portion of the prepaid insurance premiums totaled $320,488 and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2006. This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $340,269 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $40,574 for the Mineral Ridge property are also included in the balance of the Restricted Funds — Reclamation Obligations in the accompanying consolidated balance sheet as of December 31, 2006.

Note 7:	Reclamation Asset and Obligation

Effective January 1, 2003, the Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period the asset is first placed in service or acquired and

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

then adjusted for the amount of estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or acquired. The present value of the asset retirement obligation is recorded as an additional property cost (reclamation asset included in other assets) and as an asset retirement liability (reclamation obligation included in long-term liabilities). The amortization of the additional property cost (using the units of production method) is included in depreciation expense and the accretion of the discounted liability is being recorded as a separate operating expense in the Company’s consolidated statement of operations with a corresponding increase in the reclamation liability.

In connection with the new reclamation permit obtained in May 2003, the Company increased its estimated reclamation costs based on the new operating plan for the Mineral Ridge property. Accordingly, on June 1, 2003, the Company increased the Mineral Ridge property reclamation asset to $1,894,024 based on the revised estimate using a credit adjusted risk free interest rate of 8.5% with a corresponding increase in the related reclamation obligation. Depreciation of the reclamation asset of $17,558 was recognized for the year ended December 31, 2005, using the units-of-production method. Subsequent to the Company’s idling of the Mineral Ridge property in 2005, no depreciation of the reclamation asset has been recorded pursuant to SFAS No. 143.

Because the Company was unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and has idled the project, the Company wrote off the reclamation asset, net of accumulated depreciation, recorded pursuant to the requirements of SFAS No. 143, resulting in an expense of $1,826,140 in the year ended December 31, 2006.

During the year ended December 31, 2006, the Company increased its reclamation obligation by $330,448 for the estimated reclamation costs of the Ashdown project.

Accretion expense related to the reclamation obligations for the years ended December 31, 2006 and 2005 was $169,584 and $144,858, respectively.

The following is a summary of the changes to the Company’s asset retirement obligation:

Balance, January 1, 2005	$2,352,235
Accretion expense	144,858

Balance, December 31, 2005	2,497,093
Ashdown reclamation obligations	330,448
Accretion expense	169,584

Balance, December 31, 2006	$2,997,125

Note 8:	Gain on Extinguishment of Debt

During the year ended December 31, 2006 and subsequently during the first three months of 2007, the Company has continued its efforts to settle and extinguish certain obligations related to the Contact Mine, the Mineral Ridge property and amounts payable to related parties. The Company has reached agreement with various parties pursuant to which a total of $6,143,692 of debt has been extinguished. Net of a loss on extinguishment of amounts due to related parties of $830,839 from the issuance of common shares where the market value of the common stock exceeded the recorded amount of the debt paid on the date the shares were issued, the Company recognized a gain on extinguishment of debt of $5,312,853 for the year ended December 31, 2006. The extinguishment of debt has significantly improved the working capital position of the Company.

Contact Property Obligations

The Contact Property was held through agreements with two (2) separate entities, International Enexco, Ltd. (“Enexco”) and F.W. Lewis, Inc. (“Lewis”). On January 28, 1998, pursuant to the terms of the Letter Agreement, the Company acquired the right to earn a 60% interest in the Enexco patented mining claims through a combination of annual work commitments totaling $2,600,000 on the portion of the property owned by Enexco and $4,000 per

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

month payments to Enexco totaling $313,000 over seven (7) years. The Letter Agreement was terminated on December 23, 2004. On June 27, 2006, the Company entered into a Termination Agreement with Enexco affirming that: (1) the Letter Agreement was terminated with an effective date of January 22, 2005; (2) the Company releases any claim of further right, title or interest in the Contact Property; and (3) Enexco releases the Company from any and all claims, demands, or liabilities arising from its activities at the Contact Property. Upon signing the Termination Agreement, the accrued unpaid liabilities relating to the Letter Agreement were extinguished, resulting in a gain on extinguishment of debt in the amount of $2,420,643.

On July 10, 1998, the Company entered into the Lewis Agreement for the Lewis Property. On February 19, 2003, the parties amended the Lewis Agreement to extend the term to December 31, 2007 and made other modifications to the original agreement. On May 7, 2003, the parties signed a second amendment to clarify that expenditures for work performed by the Company on either the Lewis Property or the adjoining property owned by Enexco would be applied to the minimum work commitment due under the Lewis Agreement. On December 23, 2004, the Company terminated the Lewis Agreement. On December 12, 2005, the Company was notified that 50% of the accrued and unpaid obligations due Lewis had been assigned to Sharon F. Lewis Trust dated January 22, 2004 and the remaining 50% to the Frank Lewis Revocable Living Trust dated March 15, 2004. On July 3, 2006, the Company was served with a Summons and Complaint filed on June 29, 2006 by Frank Lewis Revocable Living Trust dated March 15, 2004 in the Second Judicial District Court of the State of Nevada in Washoe County. On August 7, 2006, the Company filed an Answer to the Summons and Complaint.

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

In January 2007, the Company finalized a Settlement Agreement and Mutual Release with F.W. Lewis, Inc., The Frank Lewis Revocable Living Trust, and The Sharon F. Lewis Trust, resulting in the dismissal of all complaints and the release of all claims. The effective date of the settlement agreement was December 1, 2006. With resolution of the legal issues, accrued liabilities related to the Contact Mine were extinguished, resulting in a gain of $3,255,796.

Other Debt Extinguished

Subsequent to December 31, 2006, the Company also reached a settlement agreement with American Asphalt and Grading, Inc. relating to payment for goods and services provided the Company at the Mineral Ridge property. The parties agreed to the dismissal of all complaints and the release of all claims. With resolution of the legal issues, the Company has stated the related accounts payable and accrued liabilities as of December 31, 2006 at the agreed-upon settlement amounts. Accounts payable and accrued liabilities totaling $226,638 were extinguished, resulting in a gain on extinguishment of debt for the same amount recorded in December 2006.

In addition, during the fourth quarter of 2006, the Company recorded a gain on extinguishment of debt of $236,615 with the extinguishment of obligations to shareholders, including notes payable of $142,000 and related accrued interest of $94,615.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 9:	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2006:

Officers deferred compensation	$319,343
Accrued payroll and related	110,639
Accrued royalties	67,092
Accrued interest	3,660
Other	41,704

$542,438

The officers deferred compensation is payable to the following officers or former officers of the Company:

Steven Craig (former officer)	$171,125
David Caldwell	84,168
Robert Martin	64,050

$319,343

Pursuant to an Employment Separation Agreement with Kenneth S. Ripley, a former Chief Executive Officer of the Company, deferred compensation of $98,750 payable to Mr. Ripley at December 31, 2006 was reclassified to a severance obligation to Mr. Ripley (see Note 10).

Note 10:	Severance Obligations

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company. The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits followed by 180 hours of vacation. The Company then would pay him $394,000 in 59 equal monthly payments. He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it. Mr. Fitzsimonds loaned $100,000 to the company in 1998 on which the Company pays $1,350 a month for interest (see Note 13). The principal is to be repaid on or before February 18, 2008. There is no prepayment penalty. The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $246,731 is included in long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

On January 31, 2007, the Company entered into an Employment Separation Agreement (the “Separation Agreement”) with Kenneth S. Ripley whereby Mr. Ripley resigned as the Chief Executive Officer of the Company and all other positions he held with the Company and on behalf of the Company, effective as of January 31, 2007 (the “Effective Date”). The Separation Agreement terminates the Employment Agreement dated as of March 8, 2006 between the Company and Mr. Ripley whereby Mr. Ripley assumed the role of Chief Executive Officer of the Company effective March 13, 2006 (the “Employment Agreement”).

Under the terms of the Separation Agreement: (i) subject to a “Cash Call Delay”, the Company agreed to pay Mr. Ripley his deferred salary of $115,000 (balance of $98,750 as of December 31, 2006) in twelve (12) equal monthly installments starting in March 2007 as severance pay; (ii) subject to a Cash Call Delay, the Company agreed to pay Mr. Ripley a performance bonus in the amount of $195,000 in twelve (12) equal monthly installments starting in March 2007 as bonus pay, with the unpaid portion of the bonus pay accruing simple interest at the rate of 18%; (iii) subject to a Cash Call Delay, the Company agreed to pay the outstanding balance of the Mr. Ripley’s note payable and related accrued interest totaling $157,979, consisting of $89,897 in principal and $68,082 in accrued interest, in twelve (12) equal monthly installments starting in March 2007 as promissory note payments; (iv) the Company agreed to immediately vest the unvested portion of the Mr. Ripley’s stock options to purchase an aggregate amount of 30,000 shares of common stock granted pursuant to the Company’s Year 2002 Supplemental Employee/Consultant Stock Compensation Plan as of January 31, 2007 (the “Termination Date”); (v) Mr. Ripley

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

agreed to a non-solicitation clause for a term of eighteen (18) months following the Termination Date; and (vi) Mr. Ripley provided the Company with a general release of liability and claims. Under the Separation Agreement, a “Cash Call Delay” is defined as a cash call or any cash payment required of the Company in connection with the Ashdown Project LLC.

In addition, pursuant to the Separation Agreement, the Company and Mr. Ripley further agreed that all payments to Mr. Ripley that are subject to a Cash Call Delay are to be suspended for such month and such monthly payments are to be deferred until the next month with the payment terms to be extended by such number of cash call delay months, provided however, such repayment term will not exceed April 30, 2008. The Company guaranteed that Mr. Ripley will receive at least one monthly installment of the payments due on or before April 1, 2007. The current portion of the severance obligation to Mr. Ripley of $244,791 is included in current liabilities and the long-term portion of the severance obligation of $48,958 is included in long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

Note 11:	Notes Payable and Related Accrued Interest

Notes payable and related accrued interest payable included in current liabilities consist of the following at December 31, 2006:

	Principal	Interest	Total

Note payable to an individual, interest payable at 15% per annum, currently past due	$37,541	$16,108	$53,649
Financing agreement with unrelated parties, secured by production proceeds of molybdenite concentrates from the Ashdown property, interest premium of $2,000,000, final payment of principal and interest premium due June 1, 2007	995,000	2,000,000	2,995,000

Totals	$1,032,541	$2,016,108	$3,048,649

On May 10, 2005, the Company entered into a financing agreement with William D. and Candida Schnack (the “Schnacks”), unrelated parties, wherein the lenders could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from the Ashdown property. The advances were restricted to funding activities associated with the Ashdown mineral property. Advances were to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement. In consideration of the advances, the lenders will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share. In addition, the Company agreed that, during the period that is two (2) years from the date of the Agreement, in the event there is any dilution of the stock of the Company, the number of warrants to the Lender shall be increased to reflect this dilution. Pursuant to this agreement, the Company received $735,000 in 2005 and $265,000 in 2006, and recognized $1,470,000 of the premium as interest expense in 2005 and $530,000 interest expense in 2006. A principal payment of $5,000 was made to the lenders in December 2006.

The value of the 1,000,000 warrants of $64,931, estimated using the Black-Scholes pricing model, was expensed in 2005. In conjunction with the anti-dilution provisions of the agreement, an additional 17,430 warrants valued at $1,713 were issued in 2005, and an additional 139,172 warrants valued at $31,993 were issued in 2006. The obligation, as amended on November 2, 2006, is payable in monthly installments as follows:

a) 5% of gross molybdenum concentrates sales produced from the Ashdown mine through February 1, 2007 will be due and payable within 30 days of transfer of ownership to broker.

b) Beginning February 1, 2007, 15% of gross molybdenum concentrates sales produced from the Ashdown mine will be due and payable within 30 days of transfer of ownership to broker.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

c) Beginning March 1, 2007, a payment of 15% of gross molybdenum concentrates sales produced from the Ashdown mine, or $300,000, whichever is greater, will be due and payable within 30 days of transfer of ownership to broker.

d) A final payment of all outstanding amounts related to the advance and premium will be due and payable June 1, 2007.

Note 12:	Production Payment Purchase Agreement

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”). Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000. In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company. In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500.000. The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid. Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling. The Company’s Board approved the transaction.

This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement. Through December 31, 2006, there had been $1,500,000 advanced to the Company pursuant to this agreement, $650,000 received in 2006, with the proceeds allocated as follows.

Common stock	$370,100
Warrants	225,333
Deferred revenue	904,567

$1,500,000

The allocation of the proceeds to common stock was based on the quoted market price of the Company’s common stock on the date the shares were issued to the Ashdown Milling members. The allocation of the proceeds to warrants, also recorded to common stock, was based on the estimated value of the warrants calculated using the Black-Scholes valuation model.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 13:	Amounts Due to Related Parties

Amounts due to related parties consist of the following at December 31, 2006:

	Principal	Interest	Total

Note payable to Kenneth Ripley, a former Chief Executive Officer of the Company, with interest at an annual rate of 18%, plus a 5% origination fee	$250,125	$65,703	$315,828
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 10)	100,000	—	100,000
Note payable to an employee and the manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	387,908	11,733	399,641

	$738,033	$77,436	815,469

Current portion			689,536

Long-term portion			$125,933

In January 2007, the principal balance of the note payable to Mr. Ripley was reduced by $160,228 in connection with the exercise by Mr. Ripley of employee stock options.

Under the terms of an Employment Separation Agreement (see Note 10), the Company agreed to pay the then outstanding balance of the Mr. Ripley’s note payable and related accrued interest totaling $157,979, consisting of $89,897 in principal and $68,082 in accrued interest, in twelve (12) equal monthly installments starting in March 2007.

Note 14:	Long-Term Debt

As of December 31, 2006, long-term debt consisted of the following:
Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$15,588
Note payable to CitiFinancial, payable at $468 per month with interest at 15.7% through August 2007, secured by vehicle	5,467

Total	21,055
Less current portion	11,917

Long-term portion	$9,138

Future maturities of long-term debt are as follows:

Years Ending December 31:
2007	$11,917
2008	6,450
2009	2,688

Total	$21,055

Note 15:	Stock Options and Stock-Based Compensation

In April 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options. The Company reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Incentive Plan. Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allows for up to 4,000,000 options to be granted (the “2002 Stock Option Incentive Plan”). These options are qualified and registered with the SEC. In addition to these qualified plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principle employees for deferred salaries. The Company’s executive management administers the plan. Subject to the provisions of the 2002 Stock Option Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto. The Company, with the approval of the Board, may also issued stock options to consultants or employees, on a stand-alone basis, outside the approved stock option plans.

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense had been reflected in the Company’s consolidated statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payments. This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and to recognize the compensation expense over the requisite service period for the awards expected to vest.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the year ended December 31, 2006 for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) options granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). In accordance with the modified prospective application method, results for the year ended December 31, 2005 have not been restated.

The stock-based compensation expense for the year ended December 31, 2006 of $483,160 has been included in general and administrative expense, and had no material impact on the basic and diluted loss per share reported by the Company for the year ended December 31, 2006.

There was no stock compensation expense capitalized during the year ended December 31, 2006.

During the year ended December 31, 2006, options to purchase 3,200,000 shares of the Company’s common stock were issued to the Company’s employees and directors, with exercise prices ranging from $0.24 to $0.405 per share. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	33.46%
Risk-free interest rate	4.75%
Expected life of options	5 years

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock option activity during 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract	Aggregate
	Options	Exercise Price	Term	Intrinsic Value

Outstanding at December 31, 2005	4,735,621	$0.19
Granted	3,200,000	0.27
Exercised	(327,400)	0.16
Expired or Cancelled	(692,506)	0.27

Outstanding at December 31, 2006	6,915,715	0.22	3.09	$1,197,364

Options vested and exercisable at
December 31, 2006	6,402,742	0.21	2.93	$1,112,383

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.38 as of December 29, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2006, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $114,091, and the weighted average period over which these awards are expected to be recognized was 0.85 years. As of December 31, 2006, the Company had no shares available for grant under the 2002 Stock Option Incentive Plan and 1,600,000 shares available for grant under the 2006 Non-Employee Director Stock Option Plan.

Under the modified prospective method, results for the year ended December 31, 2005 have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006:

Net loss as reported	$(5,942,463)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(108,315)

Pro forma net loss	$(6,050,778)

Basic and diluted loss per share:
As reported	$(0.04)

Pro forma	$(0.05)

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 16:	Stock Warrants

A summary of the status of the Company’s stock warrants as of December 31, 2006 and changes during the year is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2005	2,892,782	$0.19
Granted	1,039,172	0.19
Canceled/Expired	(861,352)	0.25
Exercised	(414,000)	0.21

Outstanding, December 31, 2006	2,656,602	$0.17

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants to purchase common stock at December 31, 2006:

Expiration Date	Price	Number

2007	$0.14	1,156,602
2008	$0.20	800,000
2009	$0.20	700,000

		2,656,602

Note 17:	Stockholders’ Deficit

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of the Company’s common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. Pursuant to the Purchase Agreement, Fusion Capital is to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The purchase price for each purchase of shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. However, Fusion Capital does not have the right and is not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock is below $0.10. The Company issued 2,191,919 shares of common stock carrying a Rule 144 restriction on trading as commitment shares. These shares were valued at $420,000 and have been recorded in prepaid expenses to be amortized over the term of the financing. The Company intends to use this financing vehicle on an as needed basis for working capital and general corporate purposes until sufficient and consistent cash flow from the Ashdown and Mineral Ridge mines is achieved. The SEC declared the registration statement effective on February 13, 2006. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.

During the year ended December 31, 2006, 11,901,992 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $4,237,504 (including a stock subscription receivable of $60,000 at December 31, 2006), or an average of $0.356 per share.

In addition to the 11,901,992 common shares issued for cash, the Company issued 5,781,931 shares of its common stock during the year ended December 31, 2006 for the following consideration: 266,427 shares for

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

services valued at $123,074; 20,589 shares issued for directors’ fees; 3,318,515 shares issued in payment of debt of $1,408,995; 735,000 shares issued for exploration and development expenses (Note 4); 700,000 shares valued at $227,100 issued in connection with the Production Purchase Payment Agreement (Note 12); and 741,400 shares issued for the exercise of options and warrants totaling $139,610. The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued. In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded. Depending on the delay in issuing these shares, the gain or loss may be material. For the year ended December 31, 2006, the loss on extinguishment of debt repaid through the issuance of the Company’s common stock was $830,840.

During the year ended December 31, 2005, the Company issued 16,658,103 shares of its common stock for the following consideration: 9,354,860 shares issued for cash of $895,945; 113,828 shares issued for directors’ fees of $19,000; 2,956,658 shares issued for services valued at $500,683; 800,000 shares valued at $143,000 issued in connection with the Production Purchase Payment Agreement (Note 12); and 3,432,757 shares issued upon conversion of debt of $683,038.

Note 18:	Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2006	2005

Income tax benefit at statutory rate	$1,591,416	$2,317,600
Accrued compensation	—	198,170
Depreciation and amortization	(66,137)	19,365
Other	(5,134)	(13,868)
Write off of reclamation asset	(712,195)
Stock for services/options expense	(606,626)	206,743
Reduction in net operating loss carryforwards	(675,871)
Change in valuation allowance	474,547	1,907,190

	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$8,975,209	$9,551,800
Mineral properties	145,618	—
Accrued expenses	408,095	431,800

	9,528,922	9,983,600
Less valuation allowance	(9,486,785)	(9,961,400)

Net deferred tax assets	42,137	22,200
Deferred tax liabilities:
Depreciation	(42,137)	(22,200)

Net deferred taxes	$—	$—

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, the Company has a net operating loss carryforward available to offset future taxable income of approximately $23,000,000, which will begin to expire in 2007. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

Note 19:	Commitments and Contingencies

Operating Leases

The Company leased its facilities under a non-cancelable operating lease that expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of three cents ($0.03) per square foot on each anniversary date. The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2006.

2007	$84,210
2008	86,730
2009	89,250
2010	91,770
2011	54,390

Total	$406,350

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

Rental expense for all operating leases was $612,892 and $115,945 for the years ended December 31, 2006 and 2005, respectively.

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

On January 31, 2007, the Company entered into an Addendum to the Employment Agreement with Mr. Caldwell whereby Mr. Caldwell became the full time Chief Executive Officer of the Company and resigned from his position of President and Chief Operating Officer of the Company. Other than the change in title and position, the remaining terms of the February 22, 2006 Employment Agreement continue in full force and effect.

Until such a time that the Company achieves an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company will accrue and defer the payment of Mr. Caldwell’s salary for the services to be

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

rendered by him at the rate of One Hundred Forty Five Thousand and No/100 Dollars ($145,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually (see Note 9). Thereafter, fifty percent (50%) of Mr. Caldwell’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to William D. and Candida Schnack (the “Schnacks”) (see Note 11) and the Ashdown Milling Company LLC (“Ashdown Milling”) (see Note 12) finance programs relating to the Ashdown mine.

Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown mine and the Company has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Caldwell’s salary will be adjusted to One Hundred Sixty Five Thousand and No/100 Dollars ($165,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.

On February 13, 2006, Mr. Caldwell was granted 600,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share. One fourth of the options vest each ninety (90) day period from the date of the grant date resulting in one hundred percent (100%) vesting on February 13, 2007. The options have a term of five (5) years and are subject to other standard terms and conditions under the applicable stock option plan of the Company. Mr. Caldwell has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.

Robert P. Martin

On March 8, 2006, the Company entered into an Employment Agreement with Robert P. Martin to render employment to the Company as Executive Vice President and Corporate Secretary effective as of January 1, 2006. On January 31, 2007, the Company entered into an Addendum to the Employment Agreement with Mr. Martin whereby Mr. Caldwell became the full time President of the Company and resigned from his positions of Executive Vice President and Corporate Secretary of the Company. Other than the change in title and position, the remaining terms of the March 8, 2006 Employment Agreement continue in full force and effect.

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

Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown Mine and the Company has fully satisfied its financial obligations to the Schnacks and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Martin’s salary will be adjusted to One Hundred Fifty Five Thousand and No/100 Dollars ($155,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.

On February 13, 2006, Mr. Martin was granted 200,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share. One fourth of the options vest each ninety (90) day period from the date of the grant date, resulting in one hundred percent (100%) vesting on February 13, 2007. The options have a term of five (5) years and are subject to other standard terms and conditions under the applicable stock option plan of the Company. Mr. Martin has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Donald R. Prahl

On August 14, 2006, the Company entered into an Employment Agreement with Donald R. Prahl to render full-time employment to the Company as the Vice President of Operations. On January 31, 2007, the Company entered into an Addendum to the Employment Agreement with Mr. Prahl whereby Mr. Prahl became the full time Chief Operating Officer of the Company and resigned from his position of Vice President of Operations of the Company. Other than the change in title and position, the remaining terms of the August 14, 2006 Employment Agreement continue in full force and effect.

The Company will pay Mr. Prahl salary for the services to be rendered by him at the rate of $100,000 annually (prorated for any portion of a year) (“Annual Base Salary”), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of Mr. Prahl’s performance of his duties hereunder not less frequently than annually. In the event that the Ashdown mine achieves three (3) shipments of 12 superstacks, each carrying in excess of 3900 pounds of MoS2, within a consecutive four (4) week period, the Company shall adjust the Annual Base Salary to the rate of $125,000 annually (prorated for any portion of a year). In the event that Executive achieves six (6) shipments of 12 superstacks, each carrying in excess of 3,900 pounds MoS2, within a consecutive four (4) week period, the Company shall adjust the Annual Base Salary to the rate of $150,000 annually (prorated for any portion of a year).

The Company has granted to Mr. Prahl the right, privilege and option to receive an aggregate of 200,000 shares of the Company’s restricted common stock (the “Shares”). For each pay period, until an aggregate of 200,000 shares has been issued, the Company shall distribute to Mr. Prahl a number of shares equal to $4,000 as valued in US funds set at the closing share price as of the last trading price prior to each distribution. The Company has agreed that it will use its best efforts to register the Shares issued in connection with the Employment Agreement pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended.

On August 7, 2006, Mr. Prahl was granted 300,000 options with an exercise price of $0.325 per share. One third of the options shall vest immediately, the second one third of the options shall vest on August 7, 2007 and the final one third of the options shall vest on August 7, 2008 resulting in 100% vesting on August 7, 2008. The options have a term of five (5) years and are subject to other standard terms and conditions under the stock option agreement. Mr. Prahl has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty four (24) months following termination of his employment.

Dennis P. Gauger

On December 18, 2006, the Company entered into an Independent Contractor Agreement with Dennis P. Gauger to render part-time services to the Company for an initial term of one (1) year. Mr. Gauger shall serve as the Company’s Chief Financial Officer and Principal Accounting Officer under the direction of the President, Chief Executive Officer, Board of Directors and the Audit Committee. The Agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other thirty (30) days prior written notice to terminate.

Mr. Gauger shall be compensated $1,000 for services rendered in the month of December 2006, $4,000 for services rendered in the month of January 2007, $4,500 for services rendered in the month of February 2007 and $6,000 for services rendered in the month of March 2007 and each month thereafter.

On December 18, 2006, Mr. Gauger was granted 100,000 options with an exercise price of $0.395 per share. One fourth of the options shall vest on each of March 18, 2007, June 18, 2007, September 18, 2007 and December 18, 2007, resulting in 100% vesting on the December 18, 2007. The options have a term of five (5) years and are subject to other standard terms and conditions under the stock option agreement.

Kenneth S. Ripley

On January 31, 2007, the Company entered into an Employment Separation Agreement with Kenneth Ripley whereby Mr. Ripley resigned as the Chief Executive Officer of the Company and all other positions he held with the

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Company and on behalf of the Company, effective as of January 31, 2007. The Separation Agreement terminates the Employment Agreement dated as of March 8, 2006 between the Company and Mr. Ripley whereby Mr. Ripley assumed the role of Chief Executive Officer of the Company effective March 13, 2006. See Note 10 for a discussion of the payment terms of amounts due to Mr. Ripley pursuant to the Employment Separation Agreement.

Environmental Obligations

As part of the purchase of the Mineral Ridge mine and related assets, the Company is responsible for future closure, reclamation and remediation costs (See Notes 1 and 7). The Company prepared a reclamation plan for $2,693,000 that was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in May 2003. The estimated future reclamation and remediation cost and related assets and liabilities have been recognized in the financial statements in accordance with SFAS 143 (See Note 7).

As part of the permitting process for the Ashdown Project, LLC, the LLC has posted with the Bureau of Land Management a bond of $220,000 and has deposited $120,000 with the Nevada Department of Environmental Protection.

The Company has obtained a reclamation surety bond in connection with these obligations (See Note 7).

Litigation

Frank W. Lewis Revocable Living Trust, Dated March 15, 2004 — The FW Lewis Trust filed a Complaint on June 29, 2006 in the Second Judicial District Court for the State of Nevada, in the County of Washoe, for Breach of Contract related to an Exploration License with Option to Purchase for the Contact Copper Mine in Elko County, Nevada. This agreement was initially entered into on July 10, 1998 and amended twice on February 19, 2003 and May 7, 2003, respectively. Golden Phoenix filed a Third-Party Complaint naming the Sharon Lewis Trust, Dated January 22, 2004 and F.W. Lewis, Inc. as parties with an interest in the claims made. All parties executed a settlement of these claims effective December 1, 2006 which was approved by the Court on January 11, 2007.

American Asphalt — Plaintiff American Asphalt & Grading, Inc. provided labor and materials to Golden Phoenix Minerals, Inc. for work carried out at the Golden Phoenix Mill Site, Silver Peak, Nevada, APN# M151. On April 29, 2005, American Asphalt filed a mechanics’ lien with regard to the money they claim remains owing for the above-stated work. On September 30, 2005, American Asphalt filed a Complaint for Money on: Breach of Contract; Common Counts; and a Mechanics’ Lien Foreclosure seeking $297,413.67 plus costs, fees and interest. The parties have been negotiating payment terms up to and beyond the entry of default in these proceedings against Golden Phoenix Minerals, Inc. on December 22, 2006. On or about January 19, 2007, Golden Phoenix Minerals, Inc. agreed to pay and American Asphalt agreed to accept $125,000 to settle all claims. The parties stipulated to set aside the default and to dismiss all claims with prejudice and the Court for the Fifth Judicial District of the State of Nevada, Nye County, executed an order dismissing this action with prejudice on March 2, 2007.

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation. Steven D. Craig is seeking options issued by Golden Phoenix Minerals, Inc. with regard to back salaries owed in the following amounts: 984,300 shares at 15 cents per share; 340,000 shares at 37 cents per share; and 250,000 shares at 15 cents per share. Steven D. Craig is further seeking $5,500 for non-reimbursed expenses and $243,625.33 in deferred salaries with interest for both amounts. Payments have been made monthly since Mr. Craig’s termination in the amount of $5,000, and approximately $75,000 has been paid to date, resulting in a reduction of these claims.

On September 20, 2006, Golden Phoenix Minerals, Inc. filed an Answer to the Summons and Complaint. On September 29, 2006, Golden Phoenix Minerals, Inc. filed a Third-Party Complaint naming Collette Crater-Craig as an interested party with regard to community property issues due to the recent termination of marriage between her and Steven D. Craig. The Third-Party Complaint seeks declaratory relief to ascertain the respective parties’ rights and obligations with regard to the damages sought by the subject Complaint.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Twain Walker — On October 16, 2006, Twain Walker filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options and failure to pay and account for the accrual of interest on deferred compensation. Twain Walker is seeking options issued by Golden Phoenix Minerals, Inc. with regard to back salaries owed as follows: 332,475 shares at $0.15 per share. Twain Walker is further seeking in excess of $10,000 for deferred compensation, with interest. Golden Phoenix filed an Answer contending it does not owe Twain Walker additional deferred compensation or interest, and requested that the Complaint be dismissed with prejudice.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date. The amount claimed to be owed by Golden Phoenix under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year. The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

Royalties

The Company is obligated to honor two (2) prior royalty agreements with respect to the Mineral Ridge project. The first is to Mary Mining Company, which includes annual advanced royalty payments of $60,000, and a sliding-scale production royalty based on gold price divided by 100 in $50 increments. The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims. This agreement includes a 1.0% sliding-scale production royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.

Consulting Agreement

Now that production has commenced at the Ashdown mine, the Company is obligated to pay W.G. Cook Ltd. (“Cook”) for services rendered for marketing and sales as follows:

•	$3,500 per month payable the 15th of the following month.

•	A bonus paid on the percentage of the quarterly production in any one calendar year and payable within 30 days of the close of that quarter in the amount of one tenth of one percent (0.1%) of the net invoice value received from the buyer.

The total compensation paid to Cook shall not be less than $50,000 nor exceed $100,000 for any single calendar year.

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 20:	Related Party Transactions

As more fully discussed in Note 12, on September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling. Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling. Through December 31, 2006, there has been $1,500,000 advanced to the Company pursuant to this agreement, $650,000 received in 2006 and $850,000 received in 2005. This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement. The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.

As more fully discussed in Note 13, former officers of the Company have advanced funds to the Company totaling $250,125 in the form of interest-bearing promissory notes. As of December 31, 2006, accrued interest payable on one of the promissory notes was $65,703. The notes payable and accrued interest are payable in various amounts through February 2008.

The mill in operation at the Ashdown project was acquired from an employee and the manager of the Ashdown mine. At December 31, 2006 a note payable to this related party resulting from this transaction was $387,908, with accrued interest payable of $11,733.

Note 22:	Supplemental Statement of Cash Flows Information

During the years ended December 31, 2006 and 2005, the Company made no cash payments for income taxes.

During the years ended December 3, 2006 and 2005, the Company made cash payments for interest of $48,796 and $0, respectively.

During 2006, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $43,902.

•	Common stock was issued to retire debt of $583,441.

•	Accounts payable of $387,908 was converted into a note payable to a related party.

•	A note payable of $100,000 was reclassified to amounts due related parties.

During 2005, the Company had the following non-cash financing activity:

•	Common stock was issued to retire debt of $626,529.

Note 23:	Subsequent Events

As more fully discussed in Note 10, on January 31, 2007, the Company entered into an Employment Separation Agreement with Kenneth R. Ripley whereby Mr. Ripley resigned as the Chief Executive Officer of the Company and all other positions he held with the Company and on behalf of the Company, effective as of January 31, 2007. The Separation Agreement terminates the Employment Agreement dated as of March 8, 2006 between the Company and Mr. Ripley whereby Mr. Ripley assumed the role of Chief Executive Officer of the Company effective March 13, 2006. See Note 10 for a discussion of the payment terms of amounts due to Mr. Ripley pursuant to the Employment Separation Agreement.

In connection with the resignation of Mr. Ripley as the Chief Executive Officer of the Company, David Caldwell became the Chief Executive Officer of the Company, Robert Martin became the President of the Company and Donald Prahl became the Chief Operating Officer of the Company (see Note 19).

As more fully discussed in Note 8, in January 2007, the Company finalized a Settlement Agreement and Mutual Release with F.W. Lewis, Inc., The Frank Lewis Revocable Living Trust, and The Sharon F. Lewis Trust, resulting in the dismissal of all complaints and the release of all claims. The effective date of the settlement

GOLDEN PHOENIX MINERALS, INC.

Notes to Consolidated Financial Statements — (Continued)

agreement was December 1, 2006. With resolution of the legal issues, accrued liabilities related to the Contact Mine were extinguished, resulting in a gain of $3,255,796.

In February 2007, the Company also reached a settlement agreement with American Asphalt and Grading, Inc. (see Note 19). The parties agreed to the dismissal of all complaints and the release of all claims. With resolution of the legal issues, the Company has stated the related accounts payable and accrued liabilities as of December 31, 2006 at the agreed-upon settlement amount. Accounts payable totaling $226,638 were extinguished, resulting in a gain on extinguishment of debt of $226,638 recorded in December 31, 2006.

On February 12, 2007, the agreement to acquire the Northern Champion Property (Note 4) was amended to allow the Company to convert the remaining cash payments of $125,000 to an equivalent number of restricted shares valued at the market close of $0.295 per share on that date. On February 16, 2007, 423,729 restricted shares were issued and the purchase was completed.

Exhibit Index

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
10.1	Agreement, dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997
10.2	Kennecott Agreement — Option to Purchase with Exploration Rights, dated September 19,1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A as filed with the SEC on October 22, 1997
10.3	Option Agreement, dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.1 to the period ended September 30, 1997 as filed with the SEC on November 10, 1997
10.4	Amended Supplemental Agreement, dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.2A to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997
10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997
10.6	Mineral Lease Agreement and Option to Purchase, dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10SB12G/A, as filed with the SEC on December 29, 1997
10.7	Financial Consulting Agreement, dated March, 1998, by and between Market Survey’s International, Inc. and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on April 27, 1998
10.8	Financial Consulting Agreement, by and between Steven Heard and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998
10.9	Financial Consulting Agreement, by and between Jason Bahnman and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 1, 1998
10.10	Form of General Executive Compensation Contract	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
10.11	Mineral Ridge Mine Sale Agreement, dated October 9, 2000, by and between Thomas L. Minsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the period ended November 7, 2000, as filed with the SEC on November 22, 2000

Exhibit No.	Description	Location

10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002
10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003
10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

Exhibit No.	Description	Location

10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.27	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006
10.28	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.29	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.30	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006
10.31	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006
10.32	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006
10.33	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006
10.34	Independent Contractor Agreement, dated December 18, 2006, by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006
21	Subsidiaries of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on October 27, 1999
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith