Form 10QSB
period 2007-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2007-05-21
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction Of Incorporation or Organization)	41-1878178 (I.R.S. Employer Identification Number)

1675 East Prater Way, Suite 102, Sparks, Nevada (Address of Principal Executive Offices)	89434 (Zip Code)

Registrant’s telephone number, including area code  (775) 853-4919

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

Yes ☐ No ☒

As of May 10, 2007, there were 180,165,232 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheet
March 31, 2007 (Unaudited)

ASSETS
Current assets:
Cash	$481,003
Receivables	200,472
Prepaid expenses and other current assets	79,444
Materials and supplies inventory	55,080
Marketable securities	286,215
Total current assets	1,102,214

Property and equipment, net	1,258,044

Other assets:
Restricted funds - reclamation obligations	2,179,051
Prepaid bond insurance premiums	309,685
Deposits	61,116
Total other assets	2,549,852

$4,910,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,018,030
Accrued liabilities	643,057
Current portion of severance obligations	348,052
Current portion of long-term debt	10,511
Notes payable and related accrued interest	3,047,445
Deferred revenue - related party	904,567
Amounts due to related parties	660,790
Total current liabilities	6,632,452

Long-term liabilities:
Reclamation obligations	3,042,744
Severance obligations	226,697
Long-term debt	7,526
Total long-term liabilities	3,276,967

Total liabilities	9,909,419

Commitments and contingencies

Minority Interest	(194,370)

Stockholders’ deficit:
Common stock; no par value, 200,000,000 shares authorized, 158,510,983 shares issued and outstanding	31,597,212
Common stock subscribed	(75,000)
Other comprehensive income	124,174
Accumulated deficit	(36,451,325)
Total stockholders’ deficit	(4,804,939)

$4,910,110

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Sales	$798,112	$—

Operating costs and expenses:
Costs of mining operations	1,599,474	79,212
Exploration, development and mineral property lease expenses	8,206	627,537
Accretion expense	45,619	37,437
General and administrative expenses	515,795	453,177
Depreciation and amortization expense	48,093	26,474

Total operating costs and expenses	2,217,187	1,223,837

Loss from operations	(1,419,075)	(1,223,837)

Other income (expense):
Interest income	1,555	1,152
Interest expense	(163,155)	(608,368)
Gain (loss) on disposal of property and equipment	(7,668)	1,366

Total other income (expense)	(169,268)	(605,850)

Loss before minority interest and income taxes	(1,588,343)	(1,829,687)

Minority interest in net loss of consolidated joint venture	352,303	—

Loss before income taxes	(1,236,040)	(1,829,687)

Provision for income taxes	—	—

Net loss	$(1,236,040)	$(1,829,687)

Loss per commons share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	156,082,727	136,480,885

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,236,040)	$(1,829,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,093	26,475
Accretion expense	45,619	37,437
Stock-based compensation	49,127	88,072
Loss (gain) on disposal of property and equipment	7,668	(1,366)
Issuance of common stock for services	68,380	3,992
Issuance of warrants for interest expense	6,563	—
Minority interest in net loss of joint venture	(352,303)	—
Changes in operating assets and liabilities:
Decrease (Increase) in receivables	(64,888)	255,136
Decrease in prepaid expenses and other current assets	242,984	38,088
Increase in materials and supplies inventory	(7,824)	(1,387)
Increase in restricted funds - reclamation obligations	(1,556)	(1,152)
Increase in deposits	(355)	(6,455)
Increase in accounts payable	74,095	34,445
Increase in accrued and other liabilities	69,551	638,387

Net cash used in operating activities	(1,050,886)	(718,015)

Cash flows from investing activities:
Purchase of property and equipment	(18,669)	(54,878)
Proceeds from the sale of property and equipment	—	22,575
Minority interest capital contributions to joint venture	200,000	—

Net cash provided by (used in) investing activities	181,331	(32,303)

Cash flows from financing activities:
Proceeds from the sale of common stock	884,999	160,000
Proceeds from the exercise of options and warrants	—	50,110
Payments of notes payable, long-term debt and capital leases	(5,973)	—
Payments of amounts due to related parties	(7,500)	(250,000)
Proceeds from notes payable	—	265,000
Proceeds from production payment purchase agreement	—	650,000

Net cash provided by financing activities	871,526	875,110

Net increase in cash	1,971	124,792
Cash, beginning of period	479,032	10,175

Cash, end of period	$481,003	$134,967

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) was incorporated under the laws of the state of Minnesota on June 2, 1997. The Company is engaged in the operation, exploration and development of mineral properties primarily in the state of Nevada. The Company controls its mineral property interests through joint venture interests, direct ownership, leases, and mining claims. The Company is planning exploration and development of selected properties with the intent of conducting precious and base metal mining and production operations. The Company is investigating new mineral properties for potential exploration, development and operation.

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. to in order to govern the management of Ashdown Project LLC (the “Ashdown LLC”) and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC. The Ashdown LLC commenced production of molybdenite concentrates in December 2006. At March 31, 2007, the Company held a 60% interest in the capital and profits of the Ashdown LLC (see Note 3). Further the Company has claim to an additional 9.5% interest, though contested, which would bring its total interest in the capital and profits of the Ashdown LLC to 69.5%.

On April 16, 2006, the Company executed a Purchase Agreement with four individuals to acquire five (5) registered claims totaling 22 units on the Northern Champion Property together with a report describing a molybdenum deposit within the area of the claim (see Note 4). On February 12, 2007, the Purchase Agreement was amended to allow the Company to convert the remaining cash payments of $125,000 to an equivalent number of restricted shares valued at the market close on that date, and the purchase was completed. Through March 31, 2007, the Company has not performed significant exploration and development activities on the Northern Champion Property.

In mid-2003, the Company began formal operation of the Mineral Ridge property, and subsequently elected to suspend those operations in January 2005. As of March 31, 2007, the operations of the Mineral Ridge mine remain temporarily idled while awaiting completion of an optimized mine plan.

The condensed consolidated financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by Golden Phoenix Minerals, Inc. through its 60% member interest. All significant inter-company balances and transactions have been eliminated.

The interim financial information of the Company as of March 31, 2007 and for the three-month periods ended March 31, 2007 and March 31, 2006 is unaudited. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 -	GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has experienced losses since its inception in 1997. It has not generated revenues sufficient to cover its operating costs and has an accumulated deficit of $36,451,325 and a working capital deficit of $5,530,238 at March 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has obtained working capital from debt and equity financing and from a production payment purchase agreement to fund the Company’s activities until sufficient revenues can be generated from operations. On April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) through the Share and Warrant Purchase Agreement, dated April 23, 2007 (the “Agreement”), by and between the Company and certain institutional and accredited investors (the “Investors”) (Note 18). Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and approximately $25,000 in expenses related to the Private Offering paid to its placement agent. The Company also plans to obtain funds through the exercise of outstanding stock warrants which would provide additional working capital to cover the costs of its mineral property and other corporate expenses. Finally, the Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and the Company anticipates that its share of cash distributions from the LLC, after related production payment and debt obligations have been satisfied, will contribute significantly to the working capital of the Company.

There can be no guarantee or assurance that the Company will be successful in its ability to attain a profitable level of operations from the Ashdown LLC or from its other properties, or to continue to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 -	ASHDOWN PROJECT LLC

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

Pursuant to the terms of a Letter Agreement dated September 28, 2006 (the “Letter Agreement”) entered into as part of the organization of the Ashdown LLC, on November 1, 2006, the Company believes that Win-Eldrich Gold, Inc. was required to pay the Company the aggregate amount of $309,391 related to the joint venture. On December 4, 2006, the Company informed Win-Eldrich Gold, Inc. that it was in default under the Letter Agreement, that the 30-day cure period had expired and that the matter had been referred to the Company’s Board of Directors for further consideration. On December 20, 2006, the Company notified Win-Eldrich Gold, Inc. of its intention, pursuant to the remedial provisions of the Letter Agreement, to invoke the remedy of dilution under subsection 7.5.2(a) of the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) to decrease Win-Eldrich Gold, Inc.’s Ownership Interest from 40% to 30.5% and increase the Company’s Ownership Interest from 60% to 69.5%. Win-Eldrich Gold, Inc. disagrees that it is in default under the Letter Agreement and the Company anticipates that this disagreement will be resolved by an amicable agreement or under the dispute resolution provisions of the Operating Agreement providing for mediation and binding arbitration. While the Company is confident that its interpretation of the Letter Agreement and the remedial provisions of the Operating Agreement are correct, until the disagreement is resolved pursuant to the dispute resolution provisions of the Operating Agreement, or by the ongoing settlement discussions between the parties, it is uncertain whether the Company’s Ownership Interest in the Ashdown LLC will remain at 60% or increase to 69.5%. The Company does not anticipate that this disagreement will have a material adverse effect on the Ashdown LLC’s operations or on the Company’s consolidated financial condition or results of operations. Through March 31, 2007 the consolidated financial statements reflect the Company’s Ownership Interest in the Ashdown LLC at 60%.

As more fully described in these notes to the condensed consolidated financial statements, the Company’s share of production distributions from the LLC are encumbered by certain financing agreements.

NOTE 4 -	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests. The stock-based compensation expense for the three-month periods ended March 31, 2007 and March 31, 2006 included in general and administrative expenses was $49,127 and $88,072, respectively. There was no stock compensation expense capitalized during the three-month periods ended March 31, 2007 and March 31, 2006.

No new stock options were issued by the Company during the three months ended March 31, 2007. The following table summarizes the stock option activity during the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	6,915,715	$0.22
Granted	-	-
Exercised	(790,000)	$0.24
Expired or cancelled	-	-

Outstanding at March 31, 2007	6,125,715	$0.22	2.82	$728,729

Options vested and exercisable at March 31, 2007	5,882,567	$0.21	2.70	$728,056

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.33 as of March 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $62,423.

NOTE 5 -	STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of March 31, 2007 and changes during the three months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2006	2,656,602	$0.17

Granted	33,384	$0.14
Canceled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2007	2,689,986	$0.17

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2007:

Expiration Date	Price	Number
2007	$ 0.14	1,189,986
2008	$ 0.20	800,000
2009	$ 0.20	700,000

		2,689,986

NOTE 6 -	EARNINGS (LOSS) PER SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2007	2006

Weighted average number of common shares outstanding	156,082,727	136,480,885
Dilutive effect of:
Stock options	-	-
Warrants	-	-
Weighted average number of common shares outstanding, assuming dilution	156,082,727	136,480,885

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive. At March 31, 2007, the Company had outstanding options and warrants to purchase a total of 8,915,701 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 -	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2007:

Land	$57,599
Buildings	176,150
Mining and milling equipment	1,486,327
Vehicles	79,930
Computer equipment	80,009
Office furniture and equipment	18,221
1,898,236
Less accumulated depreciation and amortization	(640,192)

$1,258,044

NOTE 8 -	RESTRICTED FUNDS - RECLAMATION OBLIGATIONS

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property. The Company has paid an additional $526,505 of premiums on the reclamation bond policy through March 31, 2007. The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property. This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of March 31, 2007.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy. The annual insurance premium of $11,311 is amortized over a twelve (12) month period. At March 31, 2007, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The long-term portion of the prepaid insurance premiums totaled $309,685 and is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2007. This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $341,478 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $40,921 for the Mineral Ridge property are also included in the balance of the Restricted Funds - Reclamation Obligations in the accompanying condensed consolidated balance sheet as of March 31, 2007.

NOTE 9 -	RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge and Ashdown properties. At March 31, 2007, the total amount recorded for estimated reclamation obligations was $3,042,744. Because the Mineral Ridge property has been idled and because the Ashdown LLC has not yet established proven or probable reserves, no related reclamation asset has been recorded at March 31, 2007.

Accretion expense related to the reclamation obligations for the three months ended March 31, 2007 and March 31, 2006 was $45,619 and $37,437, respectively.

NOTE 10 -	SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company. The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits followed by 180 hours of vacation. The Company then would pay him $394,000 in 59 equal monthly payments. He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it. Mr. Fitzsimonds loaned $100,000 to the company in 1998 on which the Company pays $1,350 a month for interest (see Note 13). The principal is to be repaid on or before February 18, 2008. There is no prepayment penalty. The current portion of the severance obligation to Mr. Fitzsimonds of $80,135 is included in current liabilities and the long-term portion of the severance obligation of $226,697 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2007.

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

Under the terms of the Separation Agreement: (i) subject to a “Cash Call Delay”, the Company agreed to pay Mr. Ripley his deferred salary of $115,000 (balance of $98,750 as of December 31, 2006) in twelve (12) equal monthly installments starting in March 2007 as severance pay; (ii) subject to a Cash Call Delay, the Company agreed to pay Mr. Ripley a performance bonus in the amount of $195,000 in twelve (12) equal monthly installments starting in March 2007 as bonus pay, with the unpaid portion of the bonus pay accruing simple interest at the rate of 18%; (iii) subject to a Cash Call Delay, the Company agreed to pay the outstanding balance of the Mr. Ripley’s note payable and related accrued interest totaling $157,979, consisting of $89,897 in principal and $68,082 in accrued interest, in twelve (12) equal monthly installments starting in March 2007 as promissory note payments; (iv) the Company agreed to immediately vest the unvested portion of the Mr. Ripley’s stock options to purchase an aggregate amount of 30,000 shares of common stock granted pursuant to the Company’s Year 2002 Supplemental Employee/Consultant Stock Compensation Plan as of January 31, 2007 (the “Termination Date”); (v) Mr. Ripley agreed to a non-solicitation clause for a term of eighteen (18) months following the Termination Date; and (vi) Mr. Ripley provided the Company with a general release of liability and claims. Under the Separation Agreement, a “Cash Call Delay” is defined as a cash call or any cash payment required of the Company in connection with the Ashdown Project LLC.

In addition, pursuant to the Separation Agreement, the Company and Mr. Ripley further agreed that all payments to Mr. Ripley that are subject to a Cash Call Delay are to be suspended for such month and such monthly payments are to be deferred until the next month with the payment terms to be extended by such number of cash call delay months, provided however, such repayment term will not exceed April 30, 2008. The Company guaranteed that Mr. Ripley will receive at least one monthly installment of the payments due on or before April 1, 2007. The total severance obligation to Mr. Ripley as of March 31, 2007 of $267,917 is included in current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2007.

NOTE 11 -	NOTES PAYABLE AND RELATED ACCRUED INTEREST

Notes payable and related accrued interest payable included in current liabilities consist of the following at March 31, 2007:

	Principal	Interest	Total
Note payable to an individual, interest payable at 15% per annum, currently past due	$37,541	$17,859	$55,400

Financing agreement with unrelated parties, secured by production proceeds of molybdenite concentrates from the Ashdown property, interest premium of $2,000,000, final payment of principal and interest premium due June 1, 2007	992,045	2,000,000	2,992,045

Totals	$1,029,586	$2,017,859	$3,047,445

On May 10, 2005, the Company entered into a financing agreement with William D. and Candida Schnack (the “Schnacks”), unrelated parties, wherein the lenders could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from the Ashdown property. The advances were restricted to funding activities associated with the Ashdown mineral property. Advances were to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement. In consideration of the advances, the lenders will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share. In addition, the Company agreed that, during the period that is two (2) years from the date of the Agreement, in the event there is any dilution of the stock of the Company, the number of warrants to the Lender shall be increased to reflect this dilution. Pursuant to this agreement, the Company received $735,000 in 2005 and $265,000 in 2006, and recognized $1,470,000 of the premium as interest expense in 2005 and $530,000 interest expense in 2006. Principal payments totaling $7,955 were made to the lenders in through March 31, 2007.

In conjunction with the anti-dilution provisions of the agreement, an additional 156,602 warrants were issued in 2006 and 2005, and an additional 33,384 warrants valued at $6,563 were issued in the three months ended March 31, 2007. The obligation, as amended on November 2, 2006, was payable in monthly installments as follows:

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

On April 23, 2007, the Company restructured the agreement with the lenders to provide for an early payment of $1 million of the obligation and the restructuring of the remaining amounts due the lenders as a net smelter returns payment from the Company’s distributions from the Ashdown LLC (Note 18).

NOTE 12 -	PRODUCTION PAYMENT PURCHASE AGREEMENT

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

This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement. Through March 31, 2007, there had been $1,500,000 advanced to the Company pursuant to this agreement. As of March 31, 2007, $904,567 of the proceeds has been allocated to deferred revenue - related party, a current liability.

NOTE 13 -	AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at March 31, 2007:

	Principal	Interest	Total
Note payable to Kenneth Ripley, a former Chief Executive Officer of the Company, with interest at an annual rate of 18%, plus a 5% origination fee	$82,397	$66,810	$149,207

Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008	100,000	—	100,000

Note payable to an employee and the manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	387,908	23,675	411,583

	$570,305	$90,485	$660,790

In January 2007, the principal balance of the note payable to Mr. Ripley was reduced by $160,228 in connection with the exercise by Mr. Ripley of employee stock options.

Under the terms of an Employment Separation Agreement (see Note 10), the Company agreed to pay the then outstanding balance of the Mr. Ripley’s note payable in twelve (12) equal monthly installments starting in March 2007.

NOTE 14 -	STOCKHOLDERS’ DEFICIT

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of the Company’s common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective. The SEC declared the registration statement effective on February 13, 2006. Pursuant to the Purchase Agreement, Fusion Capital was to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital. The Company has used this financing vehicle on an as needed basis for working capital and general corporate purposes. On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.

During the three months ended March 31, 2007, 3,015,995 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $884,999 (including a net increase in stock subscription receivable of $15,000 at March 31, 2007), or an average of $0.298 per share.

On April 23, 2007, the Company terminated the agreement with Fusion Capital (see Note 18).

In addition to the 3,015,995 common shares issued for cash, the Company issued 1,430,978 shares of its common stock during the three months ended March 31, 2007 for the following consideration: 217,250 shares for services valued at $68,380; 423,728 shares issued for reduction of accounts payable of $125,000; and 790,000 shares issued for the exercise of options with a reduction in amounts due related parties and accounts payable totaling $187,600. The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued. In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded. Depending on the delay in issuing these shares, the gain or loss may be material. For the three months ended March 31, 2007, no loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

NOTE 15 -	LEGAL MATTERS

Frank W Lewis Revocable Living Trust, complaint filed on June 29, 2006 - As previously reported in the Company’s Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007, the parties executed a settlement of these claims effective December 1, 2006, which was approved by the Second Judicial District Court for the State of Nevada, Washoe County, on January 11, 2007.

American Asphalt, complaint filed on September 30, 2005 - As previously reported in the Company’s Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007, the parties stipulated to dismiss all claims with prejudice and the Court for the Fifth Judicial District for the State of Nevada, Nye County, executed an order dismissing this action with prejudice on March 2, 2007.

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

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date. The amount claimed to be owed by Golden Phoenix under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year. In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.   As of the date of this report, Golden Phoenix does not believe any of WEG's allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

NOTE 16 -	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2007 and 2006, the Company made no cash payments for income taxes.

During the three months ended March 31, 2007 and 2006, the Company made cash payments for interest of $16,239 and $6,666, respectively.

During the three months ended March 31, 2007, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $80,272.

•	Common stock was issued to pay accounts payable of $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable were reduced by $27,373 through the exercise of stock options and resultant increase in common stock.

During the three months ended March 31, 2006, the Company had no non-cash financing and investing activities.

NOTE 17 -	RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. There was no financial statement impact of adopting FIN 48.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 18 -	SUBSEQUENT EVENTS

On April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) to certain institutional and accredited investors. Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and approximately $25,000 in expenses related to the Private Offering paid to its placement agent.

Further, in connection with the Private Offering, the Company issued to its placement agent 150,000 shares of common stock and two-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share.

On April 23, 2007, the Company entered into an Advance Sales Restructuring Agreement by and between the Company and William D. Schnack and Candida Schnack (“Schnack”) (the “Restructuring Agreement”). The Restructuring Agreement supersedes the prior Golden Phoenix/Schnack Agreement for Advance of on Sales of Molybdenum Concentrates executed by Schnack on May 6, 2005 and by the Company May 10, 2005 (the “Prior Schnack Agreement”) (see Note 11). Terms of the Restructuring Agreement include: that it be effective upon the closing of private placement equity financing discussed above; to provide for an early payment of $1 million; the restructuring of the remaining amounts owed under the Schnack Agreement into a Net Smelter Returns payment from the Company’s distributions from the Ashdown LLC; the exercise of Schnack’s warrants to purchase the Company’s common stock issued to Schnack pursuant to the Prior Schnack Agreement (the “Schnack Warrants”); and that the Company use its reasonable best efforts to include the shares purchased by Schnack upon the exercise of the Warrants on a registration statement to be filed with the SEC.

Further terms include: that the remaining amounts owed to Schnack under the Prior Schnack Agreement shall be paid from a production payment in the amount of two million dollars ($2,000,000) paid exclusively from the Company’s share of production of base and precious minerals produced from the Ashdown Mine allocated to the Company pursuant to the Ashdown LLC. The rate of payment shall be equal to a fifteen percent (15%) Net Smelter (Refinery) Return on the entire production of precious and base minerals produced from the Ashdown Mine.

Further terms include that the Company, or its assignee, has the option to purchase the production payment provided for in the Restructuring Agreement for the following amounts during the time periods set forth below:

1.      On or prior to August 31, 2007.  The Company, or its assignee, has the option to purchase the production payment for one million three hundred thousand dollars ($1,300,000), less any amounts already paid pursuant to the Restructuring Agreement.

2.      Between September 1, 2007 and December 31, 2007.  The Company, or its assignee, has the option to purchase the production payment for one million five hundred thousand dollars ($1,500,000), less any amounts already paid pursuant to the Restructuring Agreement.

3.      After December 31, 2007.  The Company, or its assignee, has the option to purchase the production payment for two million dollars ($2,000,000), less any amounts already paid pursuant to the Restructuring Agreement.

4.      Assignment of Option and Adjustment to Production Payment.  If, and only if, the Company assigns its option to purchase the production payment provided for herein, then the following modifications to the production payment shall be made automatically immediately prior to the exercise of the option by the assignee, as follows.  The aggregate amount of the production payment shall be equal to one hundred ten percent (110%) of the amount of the exercise price of the option, but in no case shall it exceed two million dollars ($2,000,000) less any amounts already paid.  The production payment shall be paid in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns instead of the fifteen percent (15%) Net Smelter (Refinery) Returns provided for above and paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC.

On April 23, 2007, the Company terminated that certain Common Stock Purchase Agreement by and between the Company and Fusion Capital Fund II, LLC (“Fusion”), dated January 20, 2006 (the “Purchase Agreement”) (see Note 14).

Item 2. Management’s Discussion And Analysis or Plan Of Operation

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

Overview

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company, formed in Minnesota on June 2, 1997, specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential. Our main focus is in Nevada.

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

We have transformed from an exploration and development based group into a production stage company, and we intend to profitably operate our own mines. We also intend to continue to explore and develop properties. We also plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our future partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold, molybdenum and other base strategic metals properties in various stages of mineral exploration and development.

We have at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state  and Canadian Provincial governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

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

Mining Properties And Projects

Presently, our primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), in which we currently own a 60% member interest (and have claim to an additional 9.5% interest, though contested, which would bring our total interest to 69.5%), and the idled Mineral Ridge gold mine (Figure 1). Management’s near-term goal is to extract the known molybdenum deposits at Ashdown while continuing to redevelop a plan for profitable production of gold and silver at Mineral Ridge. As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2), and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property.

The Ashdown LLC currently does not have proven or probable reserves supported by a current feasibility study. The Ashdown LLC commenced production in December 2006. The Company will be working toward placing Ashdown into profitable production and establishing a mineable reserve base by 2008. As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project. We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003. Consequently, the Mineral Ridge mine was idled pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007. It is expected that this work, which is being contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Denio
McDermit
ASHDOWN
NV 140
US 95
US 93
Humboldt
Elko
Winnemucca
I-80
Elko
Washoe
Pershing
Alt US 93
Lander
Eureka
White Pine
I-80
Reno
Storey
Churchill
US 50
Lyon
Douglas
Nye
US 6
US 95
Mineral
Tonopah
Esmeralda
Lincoln
US 93
MINERAL
RIDGE
US 95
Clark
I-15
Las
Vegas
US 95

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Figure 1. Map showing the locations of the Nevada properties discussed in this report. Ashdown is the only active property, with Mineral Ridge idled in 2005.

Figure 2. Map showing the Northern Champion property located within the Province of Ontario, Canada. The acquisition of this property was completed in February 2007.

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

Because the mineral property operated by the Ashdown LLC currently does not have proven or probable reserves supported by a third-party feasibility study, the $5,000,000 in development expenditures incurred by us at the Ashdown project have been expensed by us as incurred, with the exception of the cost of the mill and other tangible property and equipment, along with certain reclamation bonds and deposits contributed by us to the Ashdown LLC.

Because of our 60% ownership in the Ashdown LLC, we have consolidated the financial statements of the Ashdown LLC with those of the Company, effective October 1, 2006.

In May 2006, we completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment is 100% complete, and the facility is processing material as development at the mine allows the production and delivery of mill feed. Currently the Ashdown mine produces a molybdenite concentrate product, which generally averages over 50% elemental molybdenum. The concentrate is sold to our broker, Derek Raphael & Company, of London, England, FOB the Ashdown Mill.

Molybdenum is a base metal used in the manufacture of a wide variety of products, including steel production, catalytic converters, and specialty lubricants. Due to its properties, it is used as a strengthening component in alloys, and provides corrosion resistance in acidic environments. Molybdenum is used as a hardener in the manufacture of machine tools, drill equipment, and pipelines, and is an essential component of stainless steel.

The molybdenum concentrate is produced by a flotation process at the Ashdown mill, and then bagged in Super Sacks, each weighing approximately 3,950 pounds. The concentrate is a molybdenum disulfide, which requires roasting at an outside facility to convert to a molybdenum oxide, the international standard form for its sale. The molybdenum disulfide product is shipped by truck from the mill in lots containing 12 Super Sacks. Once the product leaves the mill, it is transferred to a roasting facility of the broker's choice, converted to molybdenum oxide and then sold on the world markets.

The broker takes custody and ownership of the product at the mill and, at our discretion, makes 80% to 90% payment of the assayed value of the shipment at that time. The balance of approximately 10% is settled following processing of the shipment at the outside roasting facility and Final Assay, which can take between two and four months to complete.

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

Interim progress at the mine was accomplished under a Notice of Intent level permit that allowed for the removal, test processing and marketing of a 1,000-ton sample. The activities undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process did not substantially impact our operations. The Ashdown LLC completed the first sale of molybdenite concentrates produced at the Ashdown mine and mill in December 2006. As discussed below under “Financing Agreements”, the Company’s share of production distributions from the Ashdown LLC are encumbered by financing agreements pursuant to which funds were raised to develop the Ashdown mine.

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

Our operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004. Under-performance of the leach pads and associated high production costs resulted from our failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study. On January 12, 2005, we announced our decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007. It is expected that this work, which is being contracted with a third party, will identify and delineate reserves for both open pit and underground deposits and ultimately extend the life of the mine.

In 2001, Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the Company to hold the Mineral Ridge property while other permitting was underway. We negotiated an interim bond amount to keep the project in a status-quo until a new plan and bond amount could be negotiated. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enabled us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve (12) years. It also allows us the flexibility to increase our bond in the future as we recommence operations at Mineral Ridge. Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.

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

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, we executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI43-101 report describing a molybdenite deposit within the area of the claims.

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

Lone Mountain Mill

The Lone Mountain Mill is located in Esmeralda County, Nevada (“Lone Mountain”). The property is also located about 15 miles west of Tonopah on the south side of U. S. Highways 6 & 95 and just north of Lone Mountain, a major local landmark. In July 2005, we signed two (2) option agreements: (1) for the mill and (2) for the private land the mill is located upon. These transactions were jointly negotiated with two (2) separate owners. Esmeralda Extraction Company, who owns approximately 1,128 acres of private land that the mill sits on, agreed to an option-to-purchase for the property. The individual owner of the mill equipment also agreed to an option-to-purchase for the mill. On October 27, 2004, a payment of $16,800 was made to Cow County Title located in Tonopah, Nevada, as were filings for the purchase of approximately 1,200 acres of mill site land. When completed, the land will have an estimated cost of $360,000. At this time, the purchase of Lone Mountain has been placed on hold due to economic feasibility studies on the property.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2006 and 2005 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. We have not generated revenues sufficient to cover our operating costs and have an accumulated deficit of $36,451,325 and a working capital deficit of $5,530,238 at March 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to commence and maintain successful operations and to continue to raise capital from debt, equity and other sources. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marketable Securities. Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties. The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet. The total net unrealized gain on this investment for the three months ended March 31, 2007 was $80,272.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As of March 31, 2007, the Company had no proven or probable reserves. Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge and Ashdown properties which are reflected in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003. Because we were unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and have idled the project, and because we have not established proven or probable reserves at the Ashdown project, we have not recorded any reclamation assets pursuant to the requirements of SFAS No. 143.

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

Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carryforwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,486,785.

Stock-Based Compensation and Equity Transactions. The Company has a stock-based compensation plans, which are described more fully in Note 15 to our consolidated financial statements. We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Recent Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. There was no financial statement impact of adopting FIN 48.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Results Of Operations

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Sales

We generated sales of $798,112 for the three months ended March 31, 2007 consisting of sales of molybdenite concentrates produced by the Ashdown LLC. The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006. No sales were recorded for the three months ended March 31, 2006 as the operations at the Mineral Ridge mine, a source of sales for 2004 and 2005, had been temporarily idled pending a re-engineering study designed to maximize gold recoveries through the addition of a milling and vat leaching circuit.

Operating Costs and Expenses

Cost of mining operations for the three-month periods ended March 31, 2007 and March 31, 2006 were $1,599,474 and $79,212, respectively. The increase in cost of mining operations in the first quarter of the current fiscal year resulted from operating costs and expenses incurred by the Ashdown LLC, which commenced production of molybdenite concentrates in December 2006. The operating costs and expenses for the first quarter of the prior fiscal year consisted of expenditures to maintain the Mineral Ridge project on standby status. The costs at Mineral Ridge during the current year and prior fiscal year consist only of costs of security operations since no sales of precious metals occurred.

Exploration, development and mineral property lease expenses were $8,206 and $627,537 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. Current fiscal year levels of these expenses have decreased significantly as efforts have been directed to the production activities of the Ashdown LLC. Exploration, development and mineral property lease expenses for the three months ended March 31, 2006 consisted primarily of development expenditures at Ashdown, which have been expensed as incurred. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and earned in our 60% ownership interest in the Ashdown LLC. Subsequent to this earn in, our joint venture partner was required to fund 40% of the expenditures on the Ashdown Project during the year.

General and administrative expenses were $515,795 and $453,177 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. General and administrative expenses include investor relations, salaries and wages of officers and office personnel, and stock-based compensation recorded pursuant to. The increase in the current fiscal year is primarily the result of additional compensation for executives that were put under contract in 2006, and increases in legal and professional fees.

Accretion expense and depreciation and amortization expense for the three months ended March 31, 2007 increased from levels recorded for the three months ended March 31, 2006 primarily due to the operations of the Ashdown LLC.

Other Income (Expense)

During the three months ended March 31, 2007, interest expense decreased to $163,155 from $608,368 for the three months ended March 31, 2006. This decrease resulted from two factors. First, a portion of the $2,000,000 premium obligation recorded as interest expense in the Schnack financing agreement was expensed in the first three months of 2006. In addition, subsequent to the first three months of 2006, $583,441 in debt, much of which was interest bearing, was extinguished with the issuance of shares of our common stock.

The remaining other income (expense) amounts reported in the three months ended March 31, 2007 did not vary materially from amounts reported in the three months ended March 31, 2006.

Liquidity And Capital Resources

Since our incorporation in June 1997, our expenses have exceeded our revenues, resulting in an accumulated deficit of $36,451,325 and a total stockholders’ deficit of $4,804,939 at March 31, 2007.

As of March 31, 2007, we had $481,003 in cash and a working capital deficit of $5,530,238. A significant portion of the cash is allocated for the Ashdown mine. We anticipate expenditures for 2007 may exceed the levels incurred in 2006, particularly at the Ashdown mine where we commenced production in December 31, 2006. Our operating costs and expenses could increase or decrease significantly, at any time during the next fiscal year, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. We believe that in the short-term the Ashdown LLC will retain significant portions of the proceeds from the sale of molybdenite concentrates to expand and improve operations at the Ashdown mine and mill. In addition, as more fully described elsewhere in this Form 10-QSB and in the notes to the condensed consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment and debt agreements entered into to provide development funds for the Ashdown project. Consequently, we will require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.

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

In the next 12 months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and surface process facilities. These items include underground hauling machines and muckers and various surface equipment including front-end loaders, forklifts, and small haul trucks. We anticipate funding these capital equipment expenditures with funds we receive from any molybdenum or gold production revenues we may generate or from debt and equity financing. All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project. The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.

During the three months ended March 31, 2007, we used net cash of $1,050,886 in operating activities, compared to $718,015 net cash used in operating activities during the three months ended March 31, 2006. The increase in net cash used in operating activities in the current fiscal year was attributed to the increased operating activities at the Ashdown LLC.

During the three months ended March 31, 2007, net cash provided by investing activities was $181,331, comprised of $200,000 cash contributed to capital by our minority interest member of the Ashdown LLC and net cash of $18,669 to purchase property and equipment, primarily for the Ashdown project. Net cash used in investing activities for the three months ended March 31, 2006 was $32,303, consisting of the purchase of property and equipment of $54,878, partially offset by proceeds from the sale of property and equipment of $22,575.

Net cash provided by financing activities in the three months ended March 31, 2007 was $871,526. Our liquidity needs were primarily met from the proceeds of $884,999 from the sale of 3,015,885 of our common shares pursuant to the Common Stock Purchase Agreement with Fusion Capital (net of an increase to stock subscription receivable of $15,000). The cash provided by these financing sources was partially offset by the payment of amounts due to related parties of $7,500 and the payment of other debt of $5,973.

During the three months ended March 31, 2006, net cash provided by financing activities was $875,110, consisting of $160,000 from the sale of common stock, $50,110 from the exercise of options and warrants, $265,000 proceeds from notes payable and $650,000 proceeds from the production payment purchase agreement, partially offset by payments of amounts due related parties of $250,000.

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of the Company’s common stock up to an aggregate of $6 million over a twenty-four (24) month period. On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement. On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a twenty-four (24) month period. On April 23, 2007, the Company terminated the Purchase Agreement by and between the Company and Fusion Capital.

On April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) to certain institutional and accredited investors. Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and approximately $25,000 in expenses related to the Private Offering paid to its placement agent.

Further, in connection with the Private Offering, the Company issued to its placement agent 150,000 shares of common stock and two-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share.

On April 23, 2007, the Company entered into an Advance Sales Restructuring Agreement by and between the Company and William D. Schnack and Candida Schnack (“Schnack”) (the “Restructuring Agreement”). The Restructuring Agreement supercedes the prior Golden Phoenix/Schnack Agreement for Advance of on Sales of Molybdenum Concentrates agreement executed by Schnack on May 6, 2005 and by the Company May 10, 2005 (the “Prior Schnack Agreement”). Terms of the Restructuring Agreement include: that it be effective upon the closing of private placement equity financing discussed above; to provide for an early payment of $1 million; the restructuring of the remaining amounts owed under the Schnack Agreement into a Net Smelter Returns payment from the Company’s distributions from the Ashdown LLC; the exercise of Schnack’s warrants to purchase the Company’s common stock issued to Schnack pursuant to the Prior Schnack Agreement (the “Schnack Warrants”); and that the Company use its reasonable best efforts to include the shares purchased by Schnack upon the exercise of the Warrants on a registration statement to be filed with the SEC.

Further terms include: that the remaining amounts owed to Schnack under the Prior Schnack Agreement shall be paid from a production payment in the amount of two million dollars ($2,000,000) paid exclusively from the Company’s share of production of base and precious minerals produced from the Ashdown Mine allocated to the Company pursuant to the Ashdown LLC. The rate of payment shall be equal to a fifteen percent (15%) Net Smelter (Refinery) Return on the entire production of precious and base minerals produced from the Ashdown Mine.

Further terms include that the Company, or its assignee, has the option to purchase the production payment provided for in the Restructuring Agreement for the following amounts during the time periods set forth below:

1.      On or prior to August 31, 2007.  The Company, or its assignee, has the option to purchase the production payment for one million three hundred thousand dollars ($1,300,000), less any amounts already paid pursuant to the Restructuring Agreement.

2.      Between September 1, 2007 and December 31, 2007.  The Company, or its assignee, has the option to purchase the production payment for one million five hundred thousand dollars ($1,500,000), less any amounts already paid pursuant to the Restructuring Agreement.

3.      After December 31, 2007.  The Company, or its assignee, has the option to purchase the production payment for two million dollars ($2,000,000), less any amounts already paid pursuant to the Restructuring Agreement.

4.      Assignment of Option and Adjustment to Production Payment.  If, and only if, the Company assigns its option to purchase the production payment provided for herein, then the following modifications to the production payment shall be made automatically immediately prior to the exercise of the option by the assignee, as follows.  The aggregate amount of the production payment shall be equal to one hundred ten percent (110%) of the amount of the exercise price of the option, but in no case shall it exceed two million dollars ($2,000,000) less any amounts already paid.  The production payment shall be paid in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns instead of the fifteen percent (15%) Net Smelter (Refinery) Returns provided for above and paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC.

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

This transaction has been accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company begins making payments according the terms of the agreement. Through March 31, 2007, there had been $1,500,000 advanced to the Company pursuant to this agreement. As of March 31, 2007, $904,567 of the proceeds has been allocated to deferred revenue - related party, a current liability.

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

Certain Business Risk Factors

You should carefully consider the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2006 before purchasing our common stock. There have been no material changes to the risks described in our Form 10-KSB. The risks set forth by us describe the material risks presently known by us. If any of the risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.

Item 3T. Controls and Procedures

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Frank W Lewis Revocable Living Trust, complaint filed on June 29, 2006 - As previously reported in the Company’s Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007, the parties executed a settlement of these claims effective December 1, 2006, which was approved by the Second Judicial District Court for the State of Nevada, Washoe County, on January 11, 2007.

American Asphalt, complaint filed on September 30, 2005 - As previously reported in the Company’s Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007, the parties stipulated to dismiss all claims with prejudice and the Court for the Fifth Judicial District for the State of Nevada, Nye County, executed an order dismissing this action with prejudice on March 2, 2007.

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

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date. The amount claimed to be owed by Golden Phoenix under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year. In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.   As of the date of this report, Golden Phoenix does not believe any of WEG's allegations are material.   The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the three months ended March 31, 2007. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Nature of Service Performed	Shares Issued	Value Received

Cape MacKinnon	Services	100,000	$35,500
Bruce Nelson	Services	36,000	11,880
Ronald Dockweiler	Property acquisition obligation	37,473	11,054
Sheldon Davis	Property acquisition obligation	125,389	36,990
Robert Robitaille	Property acquisition obligation	125,389	36,990
Douglas Lalonde	Property acquisition obligation	135,478	39,966
		559,729	$172,380

We believe that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since: (1) each of the transactions involved the offering of such securities to a substantially limited number of persons; (2) each person took the securities as an investment for his own account and not with a view to distribution; (3) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; and (4) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration state-ment need be in effect prior to such issuances.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2007, on April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) to certain institutional and accredited investors. Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and approximately $25,000 in expenses related to the Private Offering paid to its placement agent. Additionally, in connection with the Private Offering, the Company issued to its placement agent 150,000 shares of common stock and two-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share.

The Private Offering was conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, those under Regulation D and Regulation S promulgated under the Securities Act. The units were offered and sold only to investors who are “Accredited Investors,” as defined in Rule 502 under the Securities Act, including non-U.S. persons who may be investing under Regulation S.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
10.1	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.2	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.3	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.4	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.5	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.6	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.7	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.8	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.9	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.10	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.11	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.12	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.13	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.14	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006
10.15	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.16	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.17	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.18	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006
10.19	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006
10.20	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006
10.21	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006
10.22	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007
10.23	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007
10.24	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007
10.25	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 21, 2007	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer

Date: May 21, 2007	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Principal Accounting Officer