Form 10QSB
period 2007-06-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2007-08-20
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No ☒

As of August 15, 2007, there were 180,452,639 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,863,261
Receivables	1,090,456
Prepaid expenses and other current assets	265,721
Materials and supplies inventory	69,112
Marketable securities	241,267
Total current assets	7,529,817

Property and equipment, net	1,352,203

Other assets:
Restricted funds – reclamation obligations	2,184,511
Prepaid bond insurance premiums	277,276
Deposits	60,991
Total other assets	2,522,778

$11,404,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,391
Accrued liabilities	545,326
Current portion of severance obligations	277,962
Current portion of long-term debt	320,392
Production payment obligation – related party	663,093
Production payment obligation	1,974,456
Amounts due to related parties	612,764
Total current liabilities	4,975,384

Long-term liabilities:
Reclamation obligations	3,089,570
Severance obligations	206,663
Long-term debt	132,827
Total long-term liabilities	3,429,060

Total liabilities	8,404,444

Commitments and contingencies

Minority Interest	679,514

Stockholders’ equity:
Common stock; no par value, 200,000,000 shares authorized, 180,390,972 shares issued and outstanding	37,634,251
Other comprehensive income	79,226
Accumulated deficit	(35,392,637)
Total stockholders’ equity	2,320,840

$11,404,798

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Sales	$4,466,470	$—

Operating costs and expenses:
Costs of mining operations	2,008,578	126,230
Exploration, development and mineral property lease expenses	28,540	1,617,969
Accretion expense	46,826	38,498
General and administrative expenses	934,660	370,843
Depreciation and amortization expense	53,815	28,477

Total operating costs and expenses	3,072,419	2,182,017

Income (loss) from operations	1,394,051	(2,182,017)

Other income (expense):
Interest income	36,381	1,434
Interest expense	(64,566)	(202,615)
Gain on extinguishment of debt	537,309	1,593,803
Gain (loss) on disposal of property and equipment	29,397	(17,233)

Total other income (expense)	538,521	1,375,389

Income (loss) before minority interest and income taxes	1,932,572	(806,628)

Minority interest in net income of consolidated joint venture	(873,884)	—

Income (loss) before income taxes	1,058,688	(806,628)

Provision for income taxes	—	—

Net income (loss)	$1,058,688	$(806,628)

Income (loss) per common share, basic and diluted	$0.01	$(0.01)

Weighted average number of shares outstanding	174,236,014	141,392,274

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Sales	$5,264,582	$—

Operating costs and expenses:
Costs of mining operations	3,608,052	205,442
Exploration, development and mineral property lease expenses	36,746	2,245,506
Accretion expense	92,445	75,935
General and administrative expenses	1,450,455	824,020
Depreciation and amortization expense	101,908	54,951

Total operating costs and expenses	5,289,606	3,405,854

Loss from operations	(25,024)	(3,405,854)

Other income (expense):
Interest income	37,936	2,586
Interest expense	(227,721)	(810,983)
Gain on extinguishment of debt	537,309	1,593,803
Gain (loss) on disposal of property and equipment	21,729	(15,867)

Total other income (expense)	369,253	769,539

Income (loss) before minority interest and income taxes	344,229	(1,829,687)

Minority interest in net income of consolidated joint venture	(521,581)	—

Loss before income taxes	(177,352)	(2,636,315)

Provision for income taxes	—	—

Net loss	$(177,352)	$(2,636,315)

Loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	165,209,518	139,103,292

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(177,352)	$(2,636,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,908	54,951
Accretion expense	92,445	75,935
Stock-based compensation	64,219	104,828
Gain on extinguishment of debt	(537,309)	(1,593,803)
Loss (gain) on disposal of property and equipment	(21,729)	15,897
Issuance of common stock for services	138,030	100,425
Issuance of common stock for exploration and property costs	—	373,380
Issuance of warrants for interest expense	7,309	—
Minority interest in net income (loss) of joint venture	521,581	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(954,872)	258,742
Decrease in prepaid expenses and other current assets	89,116	147,033
(Increase) decrease in materials and supplies inventory	(21,856)	4,128
Increase in restricted funds – reclamation obligations	(7,016)	(2,587)
Increase in deposits	(230)	(22,445)
Increase in accounts payable	166,523	305,858
Increase (decrease) in accrued and other liabilities	(71,067)	770,866

Net cash used in operating activities	(610,300)	(2,043,107)

Cash flows from investing activities:
Purchase of property and equipment	(146,297)	(115,693)
Proceeds from the sale of property and equipment	40,000	33,075
Minority interest capital contributions to joint venture	200,000	—

Net cash provided by (used in) investing activities	93,703	(82,618)

Cash flows from financing activities:
Net proceeds from the sale of common stock	6,744,505	1,300,000
Proceeds from the exercise of options and warrants	167,045	139,610
Payments of severance obligations	(143,401)	—
Payments of notes payable and long-term debt	(570,849	—
Payments of amounts due to related parties	(55,000)	(250,000)
Payments of production payment obligation – related party	(241,474)	—
Proceeds from amounts due to related parties	—	145,000
Proceeds from notes payable	—	265,000
Proceeds from production payment purchase agreement	—	650,000

Net cash provided by financing activities	5,900,826	2,249,610

Net increase in cash and cash equivalents	5,384,229	123,885
Cash and cash equivalents, beginning of period	479,032	10,175

Cash and cash equivalents, end of period	$5,863,261	$134,060

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. to in order to govern the management of Ashdown Project LLC (the “Ashdown LLC”) and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Ashdown LLC commenced production of molybdenite concentrates in December 2006.  At June 30, 2007, the Company held a 60% interest in the capital and profits of the Ashdown LLC (see Note 3).  The Company has claim to an additional 9.5% interest, though contested, which would bring its total interest in the capital and profits of the Ashdown LLC to 69.5%.

On April 18, 2006, the Company executed a Purchase Agreement with four individuals to acquire five (5) registered claims totaling 22 units on the Northern Champion Property together with a report describing a molybdenum deposit within the area of the claim.  On February 12, 2007, the Purchase Agreement was amended to allow the Company to convert the remaining cash payments of $125,000 to an equivalent number of restricted shares valued at the market close on that date, and the purchase was completed.  Through June 30, 2007, the Company has not performed significant exploration and development activities on the Northern Champion Property.

In mid-2003, the Company began formal operation of the Mineral Ridge property, and subsequently elected to suspend those operations in January 2005.  As of June 30, 2007, the operations of the Mineral Ridge mine remain temporarily idled while awaiting completion of an optimized mine plan.

The condensed consolidated financial statements of the Company as of June 30, 2007 and for the three months and six months ended June 30, 2007 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by Golden Phoenix Minerals, Inc. through its 60% member interest.  All significant inter-company balances and transactions have been eliminated.

The interim financial information of the Company as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 is unaudited.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 -	GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997.  Until the three-month period ended June 30, 2007, the Company had not generated revenues sufficient to cover its operating costs and has an accumulated deficit of $35,392,637 at June 30, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities until sufficient revenues can be generated from operations.  During the six months ended June 30, 2007, the Company received net proceeds from the sale of its common stock of $6,744,505 and proceeds from the exercise of options and warrants of $167,045.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and for the six months ended June 30, 2007, generated sales of $5,264,582, which has funded a significant portion of the Company’s operating costs and expenses.  Because commercial operations only recently commenced at the Ashdown property, the Company cannot predict the future operating cash flows from the Ashdown LLC.  However, the Company anticipates that operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment and debt obligations have been satisfied, will contribute to the working capital of the Company.

There can be no guarantee or assurance that the Company will be successful in its ability to sustain a profitable level of operations from the Ashdown LLC or to attain successful operations from its other properties, or to continue to raise capital at favorable rates or at all.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 -	ASHDOWN PROJECT LLC

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Company will serve as the initial Manager of the Ashdown LLC until such a time that the Management Committee determines that the Ashdown LLC should manage itself with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations.  The Ashdown LLC initiated mining activities on the property, subject to certain stipulations, in the fourth quarter of 2006, and completed the first sale of molybdenite concentrates in December 2006.  The Ashdown LLC has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker.  The Ashdown LLC will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract.  The Company plans to assess expansion into a larger operation.

Pursuant to the terms of a Letter Agreement dated September 28, 2006 (the “Letter Agreement”) entered into as part of the organization of the Ashdown LLC, on November 1, 2006, the Company believes that Win-Eldrich Gold, Inc. was required to pay the Company the aggregate amount of $309,391 related to the joint venture.  On December 4, 2006, the Company informed Win-Eldrich Gold, Inc. that it was in default under the Letter Agreement, that the 30-day cure period had expired and that the matter had been referred to the Company’s Board of Directors for further consideration.  On December 20, 2006, the Company notified Win-Eldrich Gold, Inc. of its intention, pursuant to the remedial provisions of the Letter Agreement, to invoke the remedy of dilution under subsection 7.5.2(a) of the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) to decrease Win-Eldrich Gold, Inc.’s Ownership Interest from 40% to 30.5% and increase the Company’s Ownership Interest from 60% to 69.5%.  Win-Eldrich Gold, Inc. disagrees that it is in default under the Letter Agreement and the Company anticipates that this disagreement will be resolved by an amicable agreement or under the dispute resolution provisions of the Operating Agreement providing for mediation and binding arbitration.  While the Company is confident that its interpretation of the Letter Agreement and the remedial provisions of the Operating Agreement are correct, until the disagreement is resolved pursuant to the dispute resolution provisions of the Operating Agreement, or by the ongoing settlement discussions between the parties, it is uncertain whether the Company’s Ownership Interest in the Ashdown LLC will remain at 60% or increase to 69.5%.  The Company does not anticipate that this disagreement will have a material adverse effect on the Ashdown LLC’s operations or on the Company’s consolidated financial condition or results of operations.  Through June 30, 2007 the consolidated financial statements reflect the Company’s Ownership Interest in the Ashdown LLC at 60%.

As more fully described in these notes to the condensed consolidated financial statements, the Company’s share of production distributions from the LLC are encumbered by certain financing agreements.

NOTE 4 -	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended June 30, 2007 and June 30, 2006 included in general and administrative expenses was $15,092 and $16,756, respectively.  The stock-based compensation expense for the six-month periods ended June 30, 2007 and June 30, 2006 included in general and administrative expenses was $64,219 and $104,828, respectively. There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2007 and June 30, 2006.

No new stock options were issued by the Company during the six months ended June 30, 2007. The following table summarizes the stock option activity during the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	6,915,715	$0.22
Granted	-	-
Exercised	(790,000)	$0.24
Expired or cancelled	(357,475)	$0.17

Outstanding at June 30, 2007	5,768,240	$0.22	2.64	$764,748

Options vested and exercisable at June 30, 2007	5,591,296	$0.22	2.55	$762,019

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.35 as of June 30, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $47,331.

NOTE 5 -	STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of June 30, 2007 and changes during the six months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2006	2,656,602	$0.17

Granted	10,636,576	$0.40
Canceled / Expired	-	-
Exercised	(1,193,178)	$0.14

Outstanding, June 30, 2007	12,100,000	$0.38

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2007:

Expiration Date	Price	Number
2008	$0.20	800,000
2009	$0.20	700,000
2009	$0.40	10,600,000

		12,100,000

NOTE 6 –	EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average number of common shares outstanding	174,236,014	141,392,274	165,209,518	139,103,292
Dilutive effect of:
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted average number of common shares outstanding, assuming dilution	174,236,014	141,392,274	165,209,518	139,103,292

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At June 30 2007, the Company had outstanding options and warrants to purchase a total of 17,868,240 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.  At June 30, 2007, a production payment obligation of $1,974,456, which is recorded as a current liability in the accompanying condensed consolidated balance sheet, is convertible into a maximum of 5,484,600 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 –	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2007:

Land	$57,599
Buildings	230,377
Mining and milling equipment	1,505,317
Vehicles	79,930
Computer equipment	135,544
Office furniture and equipment	19,015
Construction in progress	13,684
2,041,466
Less accumulated depreciation and amortization	(689,263)

$1,352,203

NOTE 8 –	RESTRICTED FUNDS – RECLAMATION OBLIGATIONS

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy through June 30, 2007.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of June 30, 2007.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At June 30, 2007, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $277,276 and is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2007.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $346,700 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $41,159 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying condensed consolidated balance sheet as of June 30, 2007.

NOTE 9 –	RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge and Ashdown properties.  At June 30, 2007, the total amount recorded for estimated reclamation obligations was $3,089,570.  Because the Mineral Ridge property has been idled and because the Ashdown LLC has not yet established proven or probable reserves, no related reclamation asset has been recorded at June 30, 2007.

Accretion expense related to the reclamation obligations for the three months ended June 30, 2007 and June 30, 2006 was $46,826 and $38,498, respectively.

NOTE 10 –	SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the company in 1998 on which the Company pays $1,350 a month for interest (see Note 13).  The principal is to be repaid on or before February 18, 2008.  There is no prepayment penalty.  The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $206,663 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2007.

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

In addition, pursuant to the Separation Agreement, the Company and Mr. Ripley further agreed that all payments to Mr. Ripley that are subject to a Cash Call Delay are to be suspended for such month and such monthly payments are to be deferred until the next month with the payment terms to be extended by such number of cash call delay months, provided however, such repayment term will not exceed April 30, 2008.  The Company guaranteed that Mr. Ripley will receive at least one monthly installment of the payments due on or before April 1, 2007.  The total severance obligation to Mr. Ripley as of June 30, 2007 of $197,826 is included in current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2007.

NOTE 11 –	PRODUCTION PURCHASE AGREEMENT AND ASSIGNMENT

Schnack Agreements - On May 10, 2005, the Company entered into a financing agreement with William D. and Candida Schnack (“Schnack”), unrelated parties, (the “Prior Schnack Agreement”) wherein Schnack could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from the Ashdown property.  The advances were restricted to funding activities associated with the Ashdown mineral property.  Advances were to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement.  In consideration of the advances, Schnack will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share.  In addition, the Company agreed that, during the period that is two (2) years from the date of the agreement, in the event there is any dilution of the stock of the Company, the number of warrants to Schnack shall be increased to reflect this dilution.  Pursuant to this agreement, the Company received $735,000 in 2005 and $265,000 in 2006, and recognized $1,470,000 of the premium as interest expense in 2005 and $530,000 interest expense in 2006.

In conjunction with the anti-dilution provisions of the agreement, an additional 156,602 warrants were issued in 2006 and 2005, and an additional 36,576 warrants valued at $7,309 were issued in the six months ended June 30, 2007.

On April 23, 2007, the Company entered into an Advance Sales Restructuring Agreement with Schnack (the “Restructuring Agreement”), which supersedes the Prior Schnack Agreement.  Terms of the Restructuring Agreement include: that it be effective upon the closing of private placement equity financing; to provide for an early payment of $1 million; the restructuring of the remaining amounts owed under the Schnack Agreement into a Net Smelter Returns payment from the Company’s distributions from the Ashdown LLC; the exercise of Schnack’s warrants to purchase the Company’s common stock issued to Schnack pursuant to the Prior Schnack Agreement (the “Schnack Warrants”); and that the Company use its reasonable best efforts to include the shares purchased by Schnack upon the exercise of the Warrants on a registration statement to be filed with the SEC (which was done with a registration statement that went effective with the SEC on July 12, 2007).

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

On May 4, 2007, Schnack exercised 1,193,178 warrants, with total proceeds to the Company of $167,045, and the Company repaid $250,000 of the $1.0 million advance.

Crestview Agreement - On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company the assignment of the Company’s purchase rights under the Restructuring Agreement in consideration of Crestview paying the seven hundred fifty thousand dollar ($750,000) payment due Schnack and Crestview immediately exercising the Company’s purchase rights to acquire the production payment, along with certain amendments to the Restructuring Agreement, for a combined purchase amount paid by Crestview to Schnack equal to one million seven hundred ninety-four thousand nine hundred sixty dollars ($1,794,960).

Further terms of the Purchase Agreement include: (i) that the aggregate amount of the production payment will be equal to one million nine hundred seventy four thousand four hundred fifty six dollars ($1,974,456), representing 110% of the actual cash paid by Crestview to satisfy the Company’s obligations to Schnack; (ii) that the production payment will be paid in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement; and (iii) that so long as the production payment remains outstanding, the production payment shall be convertible, in whole or in part, into shares of the Company’s Common Stock at the option of Crestview or its assignee.

As a result of the Purchase Agreement and related agreements, the liabilities of the Company have been reduced by five hundred twenty thousand five hundred four dollars ($520,504), which has been recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2007.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2007.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

The Company has determined, that in the event the market value per share of the Company’s common stock is greater than the $0.36 per share minimum conversion price per share, there is a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company will calculate the beneficial conversion feature at the end of each quarterly reporting period, and record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  At June 30, 2007, there was no beneficial conversion feature.

NOTE 12 –	ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

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

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  During 2005 and 2006, $1,500,000 was advanced to the Company pursuant to this agreement, with $904,567 of the proceeds allocated to deferred revenue – related party, a current liability.  With the commencement of mining operations at the Ashdown mine, the Company has reclassified the deferred revenue to a production payment obligation, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  In May 2007, the Company made a payment of $241,474, reducing the obligation to a balance of $612,764 at June 30, 2007.

NOTE 13 –	LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2007:

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$12,363

Note payable to CitiFinancial, payable at $468 per month with interest at 15.7% through August 2007, secured by vehicle	2,656

Note payable to Komatsu Equipment Company, with principal payments of $240,000 on July 6, 2007, $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	415,457

Capital lease payable to GE Capital, payable at $1,272 per month through March 2009, secured by equipment	22,743

Total	453,219
Less current portion	320,392

Long-term portion	$132,827

NOTE 14 –	AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at June 30, 2007:

	Principal	Interest	Total
Note payable to Kenneth Ripley, a former Chief Executive Officer of the Company, with interest at an annual rate of 18%, plus a 5% origination fee	$59,898	$55,310	$115,208

Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008	100,000	—	100,000

Note payable to an employee and the manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	362,908	34,648	397,556
	$522,806	$89,958	$612,764

In January 2007, the principal balance of the note payable to Mr. Ripley was reduced by $160,227 in connection with the exercise by Mr. Ripley of employee stock options.

Under the terms of an Employment Separation Agreement (see Note 10), the Company agreed to pay the then outstanding balance of the Mr. Ripley’s note payable in twelve (12) equal monthly installments starting in March 2007.

NOTE 15 –	STOCKHOLDERS’ EQUITY

On April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) to certain institutional and accredited investors.  Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and other offering expenses of $140,494.

Further, in connection with the Private Offering, the Company issued to its placement agent 100,000 shares of common stock and two-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share.

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of the Company’s common stock up to an aggregate of $6 million over a twenty-four (24) month period.  On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement.  On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital.  Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a twenty-four (24) month period that commences when a registration statement filed with the SEC becomes effective.  The SEC declared the registration statement effective on February 13, 2006.  Pursuant to the Purchase Agreement, Fusion Capital was to purchase $12,500 of the Company’s common stock on each trading day during the term of the Purchase Agreement, subject to the Company’s right to increase, decrease or suspend purchases by Fusion Capital.  The purchase price for each purchase of shares of common stock was equal to a price based upon the future market price of the common stock without any fixed discount to the market price.  However, Fusion Capital did not have the right and was not obligated to purchase the Company’s stock in the event that the purchase price per share of common stock was below $0.10.  The Company has used this financing vehicle on an as needed basis for working capital and general corporate purposes.  On March 13, 2006, the Company initiated the sale of commencement shares under the Purchase Agreement.

During the six months ended June 30, 2007, 3,441,066 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $1,034,999, or an average of $0.301 per share.

On April 23, 2007, the Company terminated the agreement with Fusion Capital.

In addition to the 23,441,066 common shares issued for cash to Fusion Capital and in the Private Offering, the Company issued 2,885,896 shares of its common stock during the six months ended June 30, 2007 for the following consideration:  378,990 shares for services valued at $138,030; 423,728 shares issued for reduction of accounts payable of $125,000; 100,000 shares for stock issuance costs; and 1,983,178,000 shares issued for the exercise of options and warrants, $194,418 for cash and $160,227 reduction in amounts due related parties.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the six months ended June 30, 2007, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

NOTE 16 –	LEGAL MATTERS

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

Twain Walker — On October 16, 2006, Twain Walker filed a Complaint against the Company in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges breach of contract regarding the failure to permit the exercise of stock options and failure to pay and account for the accrual of interest on deferred compensation.  On May 14, 2007, the parties executed a Settlement Agreement and release of claims and the Company paid Mr. Walker $4,400 in the settlement.  The Second Judicial District Court for the State of Nevada, Washoe County, executed an order dismissing this action with prejudice on July 16, 2007.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  Golden Phoenix’s claim was that WEG owed $115,755 under both the Operating Agreement and the letter agreement.  Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year.  In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  Further, WEG has also notified Golden Phoenix that WEG may make a claim that Golden Phoenix exceeded the approved 2007 budget and would be liable to WEG for the budget overrun pursuant to the Operating Agreement.  However, Golden Phoenix contends that the overrun is directly related to an increase in the rate of production that was ratified by WEG and therefore Golden Phoenix intends to defend such a claim, if it is made.

As of the date of this report, Golden Phoenix does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

NOTE 17 –	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2007 and 2006, the Company made no cash payments for income taxes.

During the six months ended June 30, 2007 and 2006, the Company made cash payments for interest of $299,930 and $11,885, respectively.

During the six months ended June 30, 2007, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $35,324.

•	Common stock was issued to pay accounts payable of $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced by $27,373 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced and long-term debt increased by $512,262.

•	Property and equipment was purchased through the issuance of debt of $30,949.

•	Notes payable and related accrued interest was reduced and production payment obligation was increased by $1,974,456.

•	The Company reclassified deferred revenue – related party of $904,567 to production payment obligation – related party.

During the six months ended June 30, 2006, the Company had the following non-cash financing and investing activities:

•	Common stock was issued for debt of $156,049.

NOTE 18 –	RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes– An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company anticipates adopting SFAS No. 158 on December 31, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

Our corporate directors, officers, and managers have prior management experience with large and small mining companies.  We believe that Golden Phoenix has created the basis for a competitive minerals exploration/development and operational company through assembling a group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

We have transformed from an exploration and development company into a production stage company, and we intend to profitably operate our own mines. We also intend to continue to explore and develop properties. We plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our future partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold, and other strategic metals properties in various stages of mineral exploration and development.  We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential for success and growth.

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

Mining Properties and Projects

Our two primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), in which we currently own a 60% member interest (and have claim to an additional 9.5% interest, though contested, which would bring our total interest to 69.5%), and the Mineral Ridge gold mine (Figure 1).  Management’s near-term goal is to extract the known molybdenum deposits at Ashdown while continuing to redevelop a plan for profitable production of gold and silver at Mineral Ridge.

As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2), and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property.

The Ashdown LLC currently does not have proven or probable reserves supported by a current third-party feasibility study.  The Ashdown LLC commenced production in December 2006 and had sales of molybenite concentrates of $5,264,582 during the six months ended June 30, 2007.  The Company is working to put Ashdown into profitable production and establishing a mineable reserve base by 2008.  As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project.  We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003.  Consequently, the Mineral Ridge mine was idled pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007.  It is expected that this work, which will be contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Denio
McDerrmit
ASHDOWN
NV 140
US 95
US 93
Humboldt
Elko
Winnemucca
I-80
Elko
Washoe
Pershing
Alt US 93
Lander
Eureka
White Pine
I-80
Reno
Churchill
US 50
Storey
Lyon
Douglas
Nye
US 6
US 95
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
Pennsylvania
New
York
UNITED STATES

Figure 2.  Map showing the Northern Champion property located within the Province of Ontario, Canada.  The acquisition of this property was completed in February 2007.

Ashdown Project, Humboldt County, Nevada

The Ashdown molybdenum-gold project is located about 115 miles northwest of Winnemucca in Humboldt County, Nevada (“the Ashdown mine”). The property covers about three (3) square miles and is controlled by 101 unpatented mining claims. We signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich on February 5, 2004. The terms of the agreement gave us the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property.  We were eligible to earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) by spending $5,000,000 toward development of the project. Upon signing, we paid Win-Eldrich $50,000, and beginning three (3) months after signing we paid $5,000 per month through December 2006. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown mine and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement.  We have claim to an additional 9.5% interest in the Ashdown LLC, though contested, which would bring our total interest to 69.5%.

On September 28, 2006, we entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of the Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by us and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  We will serve as the initial Manager of the Ashdown LLC until such a time that the Management Committee determines that the Ashdown LLC should manage itself with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations.  Additionally, on September 28, 2006, we entered into a Contribution Agreement with the Ashdown LLC in order to recognize that we had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of our right, title and interest in the Ashdown mine, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between us, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the LLC.  We agreed with the Ashdown LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC.  Simultaneously with the entry into the Contribution Agreement by us, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the Ashdown LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the Ashdown LLC at an agreed-upon value of the contribution of $3,333,333.

Because the mineral property operated by the Ashdown LLC currently does not have proven or probable reserves supported by a current third-party feasibility study, the $5,000,000 in development expenditures incurred by us at the Ashdown mine have been expensed by us as incurred, with the exception of the cost of the mill and other tangible property and equipment, along with certain reclamation bonds and deposits contributed by us to the Ashdown LLC.

Because of our 60% ownership in the Ashdown LLC, we have consolidated the financial statements of the Ashdown LLC with those of the Company, effective October 1, 2006.

In May 2006, we completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment was completed in 2006, and the facility is processing material as development at the mine allows the production and delivery of mill feed.  We plan to assess expansion into a larger operation.

Currently the Ashdown mine produces a molybdenite concentrate product, which generally averages over 50% elemental molybdenum.  We have a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker, Derek Raphael & Company, of London, England.  We will not be required to provide roasted material to the market, and do not have to locate third party roasting capacity under this contract.

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

The molybdenum concentrate is produced by a flotation process at the Ashdown mine, and then bagged in Super Sacks, each weighing approximately 3,950 pounds.  The concentrate is a molybdenum disulfide, which requires roasting at an outside facility to convert to a molybdenum oxide, the international standard form for its sale.  The molybdenum disulfide product is shipped by truck from the mill in lots containing 12 Super Sacks.  Once the product leaves the mill, it is transferred to a roasting facility of the broker's choice, converted to molybdenum oxide and then sold on the world markets.

The broker takes custody and ownership of the product at the Ashdown mine and at our discretion makes 80% to 90% payment of the assayed value of the shipment at that time.  The balance of approximately 10% is settled following processing of the shipment at the outside roasting facility and Final Assay, which can take between two and four months to complete.

On October 30, 2006, a Finding of No Significant Impact and Decision Record were signed under the 43 CFR 3715 Surface Occupancy Regulations, and the proposed occupancy was found to meet the requirement of §§ 3715.2, 3715.2-1, and 3715.2-2 and was approved subject to certain stipulations.  Similarly the Plan of Operations/Environmental Assessment (“POO”) was approved under the 43 CFR 3809 Surface Management Regulations subject to certain stipulations.  As of September 2006 we have been allowed to proceed with the proposed project, its occupancy and use as described in the POO.  These represent the final permits required to allow us to initiate full-scale mining operations, which commenced in December 2006.  The Ashdown LLC has also received regulatory approval for reclamation plans and cost estimates for the Ashdown mine site and the mill and tailings pond, and has deposited approximately $340,000 for reclamation bonds.

Interim progress at the mine was accomplished under a Notice of Intent level permit that allowed for the removal, test processing and marketing of a 1,000-ton sample.  The activities undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process did not substantially impact our operations.  The Ashdown LLC completed the first sale of molybdenite concentrates produced at the Ashdown mine and mill in December 2006.  As discussed below, the Company’s share of production distributions from the Ashdown LLC are encumbered by financing agreements pursuant to which funds were raised to develop the Ashdown mine.

Mineral Ridge Gold Mine, Esmeralda County, Nevada

The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada (“Mineral Ridge”). The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site by way of the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6.  We also control three (3) private land parcels, which are located outside the main Mineral Ridge mine area.  The private lands total about 430 acres.  The total combined acreage controlled by Golden Phoenix is equal to approximately 6.78 square miles.

Golden Phoenix purchased the Mineral Ridge mine in late 2000 out of bankruptcy for $225,000 cash and the assumption of a $382,000 liability to Sierra Pacific Power Co. for a facility charge for the installation of a grid power line. Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to Golden Phoenix from the previous operator. We believe that prior mine operators had spent about $30 million on the property, which includes about $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation.

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie.  We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization.  Our operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004.  On January 12, 2005, we announced our decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007.  It is expected that this work, which is being contracted with a third party, will identify and delineate reserves for both open pit and underground deposits and ultimately extend the life of the mine.

In 2001, Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the Company to hold the Mineral Ridge property while other permitting was underway. We negotiated an interim bond amount to keep the project at status-quo until a new plan and bond amount could be negotiated. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enabled us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve (12) years. It also allows us the flexibility to increase our bond in the future as we recommence operations at Mineral Ridge. Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.

Mineral Ridge Royalty Obligations

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

Northern Champion Property, Ontario, Canada

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

Alaskan Royalties

We own a 1% net smelter return royalty on two properties located in Alaska, Glory Creek and Uncle Sam. We are not required to perform any work or make any payments for these royalties.

The Glory Creek property is 100% controlled by Great American Mineral Exploration, Inc. (“GAME”). It is located in the Bonnifield mining district, about 60 miles south of Fairbanks. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work. We do not know if and when a discovery of gold mineralization will be made.

The Uncle Sam property is 100% controlled by GAME. The property is located in the Richardson Gold District, about 60 miles southeast of Fairbanks. Their work has defined a strongly anomalous gold zone that requires drilling for the next phase of work. We do not know if and when a discovery of gold mineralization will be made.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2006 and 2005 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit.  The Company has a history of operating losses since its inception in 1997.  Until the three-month period ended June 30, 2007, the Company had not generated revenues sufficient to cover its operating costs and has an accumulated deficit of $35,391,892 at June 30, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marketable Securities.  Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties.  The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The marketable securities are stated at fair value based on market quotes.  Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet.  The total net unrealized gain on this investment for the six months ended June 30, 2007 was $35,324.

Property and Equipment.  Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of June 30, 2007, the Company had no proven or probable reserves.  Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Income Taxes.  The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carryforwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,486,785.

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

Recent Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes– An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company anticipates adopting SFAS No. 158 on December 31, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

Results Of Operations

Sales

We generated sales of $4,466,470 for the three months ended June 30, 2007 and sales of $5,264,582 for the six months ended June 30, 2007, consisting of sales of molybdenite concentrates produced by the Ashdown LLC.  The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006.  No sales were recorded for the three months and six months ended June 30, 2006, as the operations at the Mineral Ridge mine, a source of sales for 2004 and 2005, had been temporarily idled pending a re-engineering study designed to maximize gold recoveries through the addition of a milling and vat leaching circuit.

Operating Costs and Expenses

Cost of mining operations for the three-month and six-month periods ended June 30, 2007 were $2,008,578 and $3,608,052, respectively.  The increase in cost of mining operations in the first six months of the current fiscal year resulted from operating costs and expenses incurred by the Ashdown LLC, which commenced production of molybdenite concentrates in December 2006, and as described above, generated a significant increase in sales in the three months ended June 30, 2007.  Cost of mining operations for the three-month and six-month periods ended June 30, 2006 were $126,230 and $205,442, respectively, consisting of expenditures to maintain the Mineral Ridge project on standby status.  The costs at Mineral Ridge during the current year and prior fiscal year consist only of costs of security operations since no sales of precious metals occurred.

Exploration, development and mineral property lease expenses were $28,540 and $36,746 for the three-month and six-month periods ended June 30, 2007, respectively.  Current fiscal year levels of these expenses have decreased significantly as efforts have been directed to the production activities of the Ashdown LLC.  Exploration, development and mineral property lease expenses for the three months and six-month periods ended June 30, 2006 were $1,617,969 and $2,245,506, consisting primarily of development expenditures at Ashdown, which have been expensed as incurred.  In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and earned in our 60% ownership interest in the Ashdown LLC.  Subsequent to this earn in, our joint venture partner was required to fund 40% of the expenditures on the Ashdown Project.

General and administrative expenses were $934,660 and $1,450,455 for the three-month and six-month periods ended June 30, 2007, respectively.  For the three-month and six-month periods ended June 30, 2006, general and administrative expenses were $370,843 and $824,020, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office personnel, legal and professional fees, and stock-based compensation expense.  The increase in the current fiscal year is primarily the result of additional compensation for executives that were put under contract in 2006, and increases in legal and professional fees.

Accretion expense and depreciation and amortization expense for the three months and six months ended June 30, 2007 increased from levels recorded for the three months and six months ended June 30, 2006 primarily due to the operations of the Ashdown LLC.

Income (Loss) From Operations

As a result of the increases production and sales of molybdenite concentrates by the Ashdown LLC, we reported income from operations of $1,394,051 for the three months ended June 30, 2007.  For the six months ended June 30, 2007, we were substantially able to cover our operating costs and expenses with sales from the Ashdown LLC, reporting a loss from operations of $25,024.  Our continued ability to report income from operations is dependent on our ability to sustain and ultimately increase the level of sales of molybdenite concentrates at the Ashdown property.

Because we had no production or sales activities during the first six months of 2006, we reported losses from operations of $2,182,017 and $3,405,854 for the three months and six months ended June 30, 2006, respectively.

Other Income (Expense)

During the three months ended June 30, 2007, interest income increased to $36,381 from $1,434 for the three months ended June 30, 2006.  Similarly, during the six months ended June 30, 2007, interest income increased to $37,936 from $2,586 for the six months ended June 30, 2006.  The increase in interest income in the current fiscal year is due to increased interest-bearing deposits resulting primarily from the sale of our common stock in a private offering in April 2007.

During the three months ended June 30, 2007, interest expense decreased to $64,566 from $202,615 for the three months ended June 30, 2006.  Similarly, during the six months ended June 30, 2007, interest expense decreased to $227,721 from $810,983 in the six months ended June 30, 2006.  This decrease resulted from two factors.  First, a portion of the $2,000,000 premium obligation recorded as interest expense in the Schnack financing agreement was expensed in the first three months of 2006.  In addition, during the first six months of the current fiscal year, we have repaid $570,849 of notes payable and long-term debt and $241,474 of amounts due related parties.

Our other income has been favorably impacted by our continued efforts to extinguish accounts payable and debt, resulting at times in a gain on extinguishment of debt.  During the three months and six months ended June 30, 2007, we reported a net gain on extinguishment of debt of $537,309 resulting from the elimination of amounts payable pursuant to the Schnack financing agreement and subsequent conversion of certain amounts to a production payment obligation to Crestview and from agreements reached to extinguish certain accounts payable.  During the three months and six months ended June 30, 2006, we reported a net gain on extinguishment of debt of $1,593,803, resulting from agreements reached to retire debt and accounts payable related to certain of our mineral properties, net of loss on extinguishment of accounts payable to related parties.

The remaining other income (expense) amounts reported in the three months and six months ended June 30, 2007 and June 30, 2006 consisted of gain or loss on disposal of property and equipment incidental to our operations, and were not material.

Net Income (Loss)

After deducting our minority interest member’s share of net income from the Ashdown LLC, our net income for the three months ended June 30, 2007 was $1,058,688.  No provision for income taxes was recorded for this period due to the availability of net operating loss carry forwards to offset the current period taxable income.

For the six months ended June 30, 2007, net of minority interest in net income of the Ashdown, LLC, our net loss was $177,352.

We had no operations of the Ashdown LLC, and therefore no minority interest in the net income or loss of the Ashdown LLC during the first six months of 2006.  Our net loss for the three months and six months ended June 30, 2006 was $806,628 and $2,636,315, respectively.

Liquidity And Capital Resources

Prior to the three months ended June 30, 2007 and since our incorporation in June 1997, our expenses have exceeded our revenues, resulting in an accumulated deficit of $35,392,637 at June 30, 2007.

Primarily as a result of the completion of our private offering of common stock in April 2007, we had $5,863,261 in cash and cash equivalents and working capital of $2,554,433 at June 30, 2007.  Cash of $1,266,400 is allocated for the Ashdown mine.  We believe our current cash and cash equivalents will be sufficient for our current level of operations in the near term, particularly if the Ashdown LLC can sustain or increase the level of its operations and sales reached in the three months ended June 30, 2007.  However, we anticipate expenditures for the remainder of 2007 will exceed the levels incurred in 2006, particularly at the Ashdown mine.  Our operating costs and expenses could increase or decrease significantly, at any time during the next twelve months, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.  We believe that in the short-term the Ashdown LLC will retain significant portions of the proceeds from the sale of molybdenite concentrates to expand and improve operations at the Ashdown mine and mill.  In addition, as more fully described elsewhere in this Form 10-QSB and in the notes to the condensed consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment obligations entered into to provide development funds for the Ashdown project.  Consequently, we may require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.

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

During the six months ended June 30, 2007, we used net cash of $610,300 in operating activities, compared to $2,043,107 net cash used in operating activities during the three months ended June 30, 2006.  The decrease in net cash used in operating activities in the current fiscal year was attributed to the increased sales at the Ashdown LLC.

During the six months ended June 30, 2007, net cash provided by investing activities was $93,703, comprised of $200,000 cash contributed to capital by our minority interest member of the Ashdown LLC and $40,000 proceeds from the sale of property and equipment, net of cash used to purchase property and equipment of $146,297, primarily for the Ashdown project.  Net cash used in investing activities for the six months ended June 30, 2006 was $82,618, consisting of the purchase of property and equipment of $115,693, partially offset by proceeds from the sale of property and equipment of $33,075.

Net cash provided by financing activities in the six months ended June 30, 2007 was $5,900,826.  Our liquidity needs were primarily met from the net proceeds of $6,744,505 from the sale of 23,441,066 of our common shares in a private offering in April 2007 and pursuant to the Common Stock Purchase Agreement with Fusion Capital.  In addition, we received $167,045 in cash proceeds from the exercise of common stock warrants.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $143,401, notes payable and long-term debt of $570,849, amounts due to related parties of $55,000 and the payment of deferred revenue of $241,474.

During the six months ended June 30, 2006, net cash provided by financing activities was $2,249,610, consisting of $1,300,000 from the sale of common stock, $139,610 from the exercise of options and warrants, $145,000 proceeds from amounts due related parties, $265,000 proceeds from notes payable and $650,000 proceeds from the production payment purchase agreement, partially offset by payments of amounts due related parties of $250,000.

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

On April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) to certain institutional and accredited investors.  Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and other offering expenses of $140,494

Further, in connection with the Private Offering, the Company issued to its placement agent 100,000 shares of common stock and two-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share.

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

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  During 2005 and 2006, $1,500,000 was advanced to the Company pursuant to this agreement, with $904,567 of the proceeds allocated to deferred revenue – related party, a current liability.  With the commencement of mining operations at the Ashdown mine, the Company has reclassified the deferred revenue to a production payment obligation, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  In May 2007, we made a payment of $241,474, reducing the obligation to a balance of $663,093 at June 30, 2007.

At June 30, 2007, we had a production payment obligation of $1,974,456 to Crestview Capital Master, LLC (“Crestview”) resulting from the June 13, 2007, Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview.  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company the assignment of the Company’s purchase rights under the Schnack Restructuring Agreement in consideration of Crestview paying the seven hundred fifty thousand dollar ($750,000) payment due Schnack and Crestview immediately exercising the Company’s purchase rights to acquire the production payment, along with certain amendments to the Restructuring Agreement, for a combined purchase amount paid by Crestview to Schnack equal to one million seven hundred ninety-four thousand nine hundred sixty dollars ($1,794,960).

Further terms of the Purchase Agreement include: (i) that the aggregate amount of the production payment will be equal to one million nine hundred seventy four thousand four hundred fifty six dollars ($1,974,456), representing 110% of the actual cash paid by Crestview to satisfy the Company’s obligations to Schnack; (ii) that the production payment will be paid in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement; and (iii) that so long as the production payment remains outstanding, the production payment shall be convertible, in whole or in part, into shares of the Company’s Common Stock at the option of Crestview or its assignee.

As a result of the Purchase Agreement and related agreements, the liabilities of the Company have been reduced by five hundred twenty thousand five hundred four dollars ($520,504), which has been recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2007.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2007.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Twain Walker — On October 16, 2006, Twain Walker filed a Complaint against the Company in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges breach of contract regarding the failure to permit the exercise of stock options and failure to pay and account for the accrual of interest on deferred compensation.  On May 14, 2007, the parties executed a Settlement Agreement and release of claims and the Company paid Mr. Walker $4,400 in the settlement.  The Second Judicial District Court for the State of Nevada, Washoe County, executed an order dismissing this action with prejudice on July 16, 2007.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  Golden Phoenix’s claim was that WEG owed $115,755 under both the Operating Agreement and the letter agreement.  Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year.  In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  Further, WEG has also notified Golden Phoenix that WEG may make a claim that Golden Phoenix exceeded the approved 2007 budget and would be liable to WEG for the budget overrun pursuant to the Operating Agreement.  However, Golden Phoenix contends that the overrun is directly related to an increase in the rate of production that was ratified by WEG and therefore Golden Phoenix intends to defend such a claim, if it is made.

As of the date of this report, Golden Phoenix does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the three months ended June 30, 2007.  All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Consideration or Nature of Service Performed	Shares Issued	Value Received

Sprott Asset Management	Cash	10,000,000	$3,000,000
Crestview Capital	Cash	3,333,334	1,000,000
Highbridge International	Cash	1,666,666	500,000
Enable Growth Partners	Cash	2,833,334	850,000
Enable Opportunity	Cash	500,000	150,000
Goldberg Partners LP	Cash	1,000,000	300,000
Brian E. Bayley	Cash	130,000	39,000
A. Murray Sinclair	Cash	130,000	39,000
Sean Cleary	Cash	66,666	20,000
Murray Sinclair	Cash	130,000	39,000
Robert Pollack	Cash	100,000	30,000
Mark Monaghan	Cash	110,000	33,000
Harlan K Reiner	Stock placement agent fee	45,000	13,500
Jeffrey Wright	Stock placement agent fee	17,000	5,100
Paresh Patal	Stock placement agent fee	14,000	4,200
Jon Slizza	Stock placement agent fee	14,000	4,200
Glenn Brown	Stock placement agent fee	5,000	1,500
Anita Waxman	Stock placement agent fee	5,000	1,500
Crown Capital, LLC	Public relations services	36,000	14,760
William D. and Candida Schnack	Cash exercise of warrants	1,193,178	167,045
Peter Spina	Public relations services	75,000	33,750
William Thompson	Advisory board services	10,000	4,000
David Payne	Advisory board services	20,000	7,600
		21,434,178	$6,257,155

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2007, on April 24, 2007, the Company completed its private offering of 20,000,000 units of its common stock and warrants to purchase common stock (the “Private Offering”) to certain institutional and accredited investors.  Each unit consists of one share of common stock, no par value per share, and one-half (1/2) of one two year warrant to purchase common stock, with each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.40 per share. The units were sold at a per unit price of $0.30. The Company raised an aggregate amount of $6,000,000 from this Private Offering, less a placement fee of $210,000 and approximately $25,000 in expenses related to the Private Offering paid to its placement agent.  Additionally, in connection with the Private Offering, the Company issued to its placement agent 100,000 shares of common stock and two-year warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997
10.1	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.2	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.3	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006
10.4	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.5	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.6	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.7	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.8	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.9	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.10	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.11	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.12	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005
10.13	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005
10.14	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006
10.15	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.16	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006
10.17	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.18	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006
10.19	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006
10.20	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006
10.21	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006
10.22	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007
10.23	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007
10.24	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007
10.25	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007
10.26	Production Payment Purchase Agreement and Assignment, dated June 12, 2007, by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007
10.27	Registration Rights Agreement, dated June 12, 2007, by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 20, 2007	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer

Date: August 20, 2007	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Principal Accounting Officer