Form 10QSB
period 2007-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2007-11-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes ☐                                No ☒

As of November 14, 2007, there were 180,552,639 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☒

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,769,720
Receivables	236,160
Prepaid expenses and other current assets	248,684
Inventories	645,613
Marketable securities	269,467
Total current assets	5,169,644

Property and equipment, net	1,710,048

Other assets:
Restricted funds – reclamation obligations	2,184,511
Prepaid bond insurance premiums	288,079
Deposits	60,996
Total other assets	2,533,586

$9,413,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695,407
Accrued liabilities	735,692
Current portion of severance obligations	206,058
Current portion of long-term debt	82,831
Production payment obligation – related party	296,263
Production payment obligation	1,974,456
Amounts due to related parties	509,552
Total current liabilities	4,500,259

Long-term liabilities:
Reclamation obligations	3,138,753
Severance obligations	186,629
Long-term debt	128,386
Total long-term liabilities	3,453,768

Total liabilities	7,954,027

Commitments and contingencies

Minority Interest	145,458

Stockholders’ equity:
Common stock; no par value, 400,000,000 shares authorized, 180,552,639 shares issued and outstanding	37,673,547
Other comprehensive income	107,426
Accumulated deficit	(36,467,180)
Total stockholders’ equity	1,313,793

$9,413,278

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Sales	$1,381,376	$—

Operating costs and expenses:
Costs of mining operations	1,679,364	242,127
Exploration, development and mineral property lease expenses	105,161	323,508
Accretion expense	49,183	40,620
General and administrative expenses	779,371	539,376
Depreciation and amortization expense	59,030	24,629

Total operating costs and expenses	2,672,109	1,170,260

Loss from operations	(1,290,733)	(1,170,260)

Other income (expense):
Interest income	50,191	1,523
Interest expense	(26,040)	(170,205)
Gain (loss) on disposal of property and equipment	(2,017)	(11,599)
Gain on disposal of mineral properties	—	162,041
Other income	—	19,740

Total other income (expense)	22,134	1,500

Income (loss) before minority interest and income taxes	(1,268,599)	(1,168,760)

Minority interest in net loss of consolidated joint venture	194,056	—

Loss before income taxes	(1,074,543)	(1,168,760)

Provision for income taxes	—	—

Net loss	(1,074,543)	(1,168,760)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	28,200	(12,510)

Net comprehensive loss	$(1,046,343)	$(1,181,270)

Income (loss) per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	180,481,389	148,249,435

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Sales	$6,645,958	$—

Operating costs and expenses:
Costs of mining operations	5,287,416	447,569
Exploration, development and mineral property lease expenses	141,907	2,569,013
Accretion expense	141,628	116,555
General and administrative expenses	2,229,826	1,363,396
Depreciation and amortization expense	160,938	79,580

Total operating costs and expenses	7,961,715	4,576,113

Loss from operations	(1,315,757)	(4,576,113)

Other income (expense):
Interest income	88,127	4,109
Interest expense	(253,761)	(981,188)
Gain (loss) on disposal of property and equipment	19,712	(27,466)
Gain on extinguishment of debt	537,309	1,593,803
Gain on disposal of mineral properties	—	162,041
Other income	—	19,740

Total other income (expense)	391,387	771,039

Loss before minority interest and income taxes	(924,370)	(3,805,074)

Minority interest in net income of consolidated joint venture	(327,525)	—

Loss before income taxes	(1,251,895)	(3,805,074)

Provision for income taxes	—	—

Net loss	(1,251,895)	(3,805,074)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	63,524	(12,510)

Net comprehensive loss	$(1,188,371)	$(3,817,584)

Loss per common share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding	170,356,083	142,185,509

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,251,895)	$(3,805,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,938	79,580
Accretion expense	141,628	116,555
Stock-based compensation	78,441	—
Gain on extinguishment of debt	(537,309)	(1,593,803)
Loss (gain) on disposal of property and equipment	(19,712)	27,466
Gain on disposal of mineral properties	—	(162,041)
Issuance of common stock for services	144,105	291,583
Issuance of common stock for exploration and property costs	—	373,380
Issuance of warrants for interest expense	7,308	—
Minority interest in net income (loss) of joint venture	327,525	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(100,576)	135,806
Decrease in prepaid expenses and other current assets	95,350	160,698
(Increase) decrease in inventories	(598,357)	4,128
Increase in restricted funds – reclamation obligations	(7,016)	(179,109)
Increase in deposits	(235)	(12,631)
Increase in accounts payable	280,539	478,367
Increase (decrease) in accrued and other liabilities	122,692	839,377
Net cash used in operating activities	(1,156,574)	(3,245,718)

Cash flows from investing activities:
Purchase of property and equipment	(565,189)	(151,360)
Proceeds from the sale of property and equipment	40,000	33,075
Minority interest capital contributions to joint venture	360,000	—
Cash distributions from joint venture to minority interest	(500,000)	—
Net cash used in investing activities	(665,189)	(118,285)

Cash flows from financing activities:
Net proceeds from the sale of common stock	6,744,505	2,932,500
Proceeds from the exercise of options and warrants	186,045	139,610
Payments of severance obligations	(240,935)	—
Payments of notes payable and long-term debt	(816,360)	—
Payments of amounts due to related parties	(152,500)	(273,047)
Payments of production payment obligation – related party	(608,304)	—
Proceeds from amounts due to related parties	—	145,000
Proceeds from notes payable	—	265,000
Proceeds from production payment purchase agreement	—	650,000
Net cash provided by financing activities	5,112,451	3,859,063

Net increase in cash and cash equivalents	3,290,688	495,060
Cash and cash equivalents, beginning of period	479,032	10,175

Cash and cash equivalents, end of period	$3,769,720	$505,235

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 -DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

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

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown Project LLC (the “Ashdown LLC”) and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Ashdown LLC commenced production of molybdenite concentrates in December 2006.  The principal business focus of the Company for the nine months ended September 30, 2007 has been the management of the operations of the Ashdown LLC.  At September 30, 2007, the Company held a 60% interest in the capital and profits of the Ashdown LLC (see Note 3).  The Company has claim to an additional 9.5% interest, though contested, which would bring its total interest in the capital and profits of the Ashdown LLC to 69.5%.

On April 18, 2006, the Company executed a Purchase Agreement with four individuals to acquire five (5) registered claims totaling 22 units on the Northern Champion Property together with a report describing a molybdenum deposit within the area of the claim.  On February 12, 2007, the Purchase Agreement was amended to allow the Company to convert the remaining cash payments of $125,000 to an equivalent number of restricted shares valued at the market close on that date, and the purchase was completed.  Through September 30, 2007, the Company has not performed significant exploration and development activities on the Northern Champion Property.

In mid-2003, the Company began formal operation of the Mineral Ridge property, and subsequently elected to suspend those operations in January 2005.  As of September 30, 2007, the operations of the Mineral Ridge mine remain temporarily idled awaiting completion of an optimized mine plan.

The condensed consolidated financial statements of the Company as of September 30, 2007 and for the three months and nine months ended September 30, 2007 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by Golden Phoenix Minerals, Inc. through its 60% member interest.  All significant inter-company balances and transactions have been eliminated.

The interim financial information of the Company as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 is unaudited.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 -GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $36,467,180 at September 30, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities until sufficient revenues can be generated from operations.  During the nine months ended September 30, 2007, the Company received net proceeds from the sale of its common stock of $6,744,505 and proceeds from the exercise of options and warrants of $186,045.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and for the nine months ended September 30, 2007, generated sales of $6,645,958, which has funded a significant portion of the Company’s operating costs and expenses.  Because commercial operations only recently commenced at the Ashdown property and the Ashdown LLC has not sustained a consistent level of production, the Company cannot predict the future operating cash flows from the Ashdown LLC.  However, the Company anticipates that operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment and debt obligations have been satisfied, will contribute to the working capital of the Company.

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

NOTE 3 -ASHDOWN PROJECT LLC

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Company will serve as the initial Manager of the Ashdown LLC until such a time that the Management Committee determines that the Ashdown LLC should manage itself with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations.  The Ashdown LLC initiated mining activities on the property, subject to certain stipulations, in the fourth quarter of 2006, and completed the first sale of molybdenite concentrates in December 2006.  The Ashdown LLC has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker.  The Ashdown LLC will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract.  The Company plans to assess potential expansion into a larger operation.

Pursuant to the terms of a Letter Agreement dated September 28, 2006 (the “Letter Agreement”) entered into as part of the organization of the Ashdown LLC, on November 1, 2006, the Company believes that Win-Eldrich Gold, Inc. was required to pay the Company the aggregate amount of $309,391 related to the joint venture.  On December 4, 2006, the Company informed Win-Eldrich Gold, Inc. that it was in default under the Letter Agreement, that the 30-day cure period had expired and that the matter had been referred to the Company’s Board of Directors for further consideration.  On December 20, 2006, the Company notified Win-Eldrich Gold, Inc. of its intention, pursuant to the remedial provisions of the Letter Agreement, to invoke the remedy of dilution under subsection 7.5.2(a) of the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) to decrease Win-Eldrich Gold, Inc.’s Ownership Interest from 40% to 30.5% and increase the Company’s Ownership Interest from 60% to 69.5%.  Win-Eldrich Gold, Inc. disagrees that it is in default under the Letter Agreement and the Company anticipates that this disagreement will be resolved by an amicable agreement or under the dispute resolution provisions of the Operating Agreement providing for mediation and binding arbitration.  While the Company is confident that its interpretation of the Letter Agreement and the remedial provisions of the Operating Agreement are correct, until the disagreement is resolved pursuant to the dispute resolution provisions of the Operating Agreement, or by the ongoing settlement discussions between the parties, it is uncertain whether the Company’s Ownership Interest in the Ashdown LLC will remain at 60% or increase to 69.5%.  The Company does not anticipate that this disagreement will have a material adverse effect on the Ashdown LLC’s operations or on the Company’s consolidated financial condition or results of operations.  Through September 30, 2007 the consolidated financial statements reflect the Company’s Ownership Interest in the Ashdown LLC at 60%.

As more fully described in these notes to the condensed consolidated financial statements, the Company’s share of production distributions from the LLC are encumbered by certain financing agreements.

NOTE 4 -STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended September 30, 2007 and September 30, 2006 included in general and administrative expenses was $14,221 and $79,001, respectively.  The stock-based compensation expense for the nine-month periods ended September 30, 2007 and September 30, 2006 included in general and administrative expenses was $78,441 and $183,829, respectively. There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2007 and September 30, 2006.

No new stock options were issued by the Company during the nine months ended September 30, 2007.  The following table summarizes the stock option activity during the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	6,915,715	$0.22
Granted	-	-
Exercised	(886,667)	$0.23
Expired or cancelled	(397,475)	$0.19

Outstanding at September 30, 2007	5,631,573	$0.22	2.37	$610,517

Options vested and exercisable at September 30, 2007	5,520,277	$0.22	2.30	$610,517

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.32 as of September 30, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $29,915.

NOTE 5 -STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of September 30, 2007 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2006	2,656,602	$0.17

Granted	10,636,576	$0.40
Canceled / Expired	-	-
Exercised	(1,193,178)	$0.14

Outstanding, September 30, 2007	12,100,000	$0.38

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2007:

Expiration Date	Price	Number
2008	$0.20	800,000
2009	$0.20	700,000
2009	$0.40	10,600,000

		12,100,000

NOTE 6 -EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average number of common shares outstanding	180,481,389	148,249,435	170,356,083	142,185,509
Dilutive effect of:
Stock options	-	-	-	-
Warrants	-	-	-	-
Weighted average number of common shares outstanding, assuming dilution	180,481,389	148,249,435	170,356,083	142,185,509

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At September 30 2007, the Company had outstanding options and warrants to purchase a total of 17,731,573 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.  At September 30, 2007, a production payment obligation of $1,974,456, which is recorded as a current liability in the accompanying condensed consolidated balance sheet, is convertible into a maximum of 5,484,600 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2007:

Land	$57,599
Buildings	239,184
Mining and milling equipment	1,559,410
Support equipment	39,933
Vehicles	79,930
Computer equipment	140,142
Office furniture and equipment	44,784
Construction in progress	288,378
2,449,360
Less accumulated depreciation and amortization	(739,312)

$1,710,048

NOTE 8 -RESTRICTED FUNDS – RECLAMATION OBLIGATIONS

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy through September 30, 2007.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of September 30, 2007.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At September 30, 2007, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $288,079 and is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2007.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $346,700 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $41,159 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying condensed consolidated balance sheet as of September 30, 2007.

NOTE 9 -RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge and Ashdown properties.  At September 30, 2007, the total amount recorded for estimated reclamation obligations was $3,138,753.  Because the Mineral Ridge property has been idled and because the Ashdown LLC has not yet established proven or probable reserves, no related reclamation asset has been recorded at September 30, 2007.

Accretion expense related to the reclamation obligations for the three-month periods ended September 30, 2007 and 2006 was $49,183 and $40,620, respectively.  Accretion expense for the nine-month periods ended September 30, 2007 and 2006 was $141,628 and $116,555, respectively.

NOTE 10 -SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the company in 1998 on which the Company pays $1,350 a month for interest (see Note 13).  The principal is to be repaid on or before February 18, 2008.  There is no prepayment penalty.  The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $186,629 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2007.

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

Under the terms of the Separation Agreement: (i) subject to a “Cash Call Delay”, the Company agreed to pay Mr. Ripley his deferred salary of $115,000 (balance of $98,750 as of December 31, 2006) in twelve (12) equal monthly installments starting in March 2007 as severance pay; (ii) subject to a Cash Call Delay, the Company agreed to pay Mr. Ripley a performance bonus in the amount of $195,000 in twelve (12) equal monthly installments starting in March 2007 as bonus pay, with the unpaid portion of the bonus pay accruing simple interest at the rate of 18% per annum; (iii) subject to a Cash Call Delay, the Company agreed to pay the outstanding balance of the Mr. Ripley’s note payable and related accrued interest totaling $157,979, consisting of $89,897 in principal and $68,082 in accrued interest, in twelve (12) equal monthly installments starting in March 2007 as promissory note payments; (iv) the Company agreed to immediately vest the unvested portion of the Mr. Ripley’s stock options to purchase an aggregate amount of 30,000 shares of common stock granted pursuant to the Company’s Year 2002 Supplemental Employee/Consultant Stock Compensation Plan as of January 31, 2007 (the “Termination Date”); (v) Mr. Ripley agreed to a non-solicitation clause for a term of eighteen (18) months following the Termination Date; and (vi) Mr. Ripley provided the Company with a general release of liability and claims.  Under the Separation Agreement, a “Cash Call Delay” is defined as a cash call or any cash payment required of the Company in connection with the Ashdown Project LLC.

In addition, pursuant to the Separation Agreement, the Company and Mr. Ripley further agreed that all payments to Mr. Ripley that are subject to a Cash Call Delay are to be suspended for such month and such monthly payments are to be deferred until the next month with the payment terms to be extended by such number of cash call delay months, provided however, such repayment term will not exceed April 30, 2008.  The Company guaranteed that Mr. Ripley will receive at least one monthly installment of the payments due on or before April 1, 2007.  The total severance obligation to Mr. Ripley as of September 30, 2007 of $125,922, including accrued interest payable of $13,005, is included in current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2007.  Through September 30, 2007, no Cash Call Delays have occurred.

NOTE 11 -PRODUCTION PURCHASE AGREEMENT AND ASSIGNMENT

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

In conjunction with the anti-dilution provisions of the agreement, an additional 156,602 warrants were issued in 2006 and 2005, and the final 36,576 warrants valued at $7,309 were issued in May 2007.

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

As a result of the Purchase Agreement and related agreements, the liabilities of the Company have been reduced by five hundred twenty thousand five hundred four dollars ($520,504), which has been recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2007.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2007.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

The Company has determined, that in the event the market value per share of the Company’s common stock is greater than the $0.36 per share minimum conversion price per share, there is a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company will calculate the beneficial conversion feature at the end of each quarterly reporting period, and record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  At September 30, 2007, there was no beneficial conversion feature since the market price of the Company’s common stock was less that the $0.36 per share minimum conversion price.

NOTE 12 -ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

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

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  During 2005 and 2006, $1,500,000 was advanced to the Company pursuant to this agreement, with $904,567 of the proceeds allocated to deferred revenue – related party, a current liability.  With the commencement of mining operations at the Ashdown mine, the Company has reclassified the deferred revenue to a production payment obligation, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  The Company made payments of $241,474 in May 2007 and $366,830 in July 2007, reducing the obligation to a balance of $296,263 at September 30, 2007.

NOTE 13 -LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2007:

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$10,751
Note payable to CitiFinancial, payable at $468 per month with interest at 15.7% through August 2007, secured by vehicle	1,585
Note payable to Komatsu Equipment Company, with principal payments of $240,000 on July 6, 2007, $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	178,966
Capital lease payable to GE Capital, payable at $1,272 per month through March 2009, secured by equipment	19,915

Total	211,217
Less current portion	82,831

Long-term portion	$128,386

NOTE 14 -AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at September 30, 2007:

	Principal	Interest	Total
Note payable to Kenneth Ripley, a former Chief Executive Officer of the Company, with interest at an annual rate of 18%, plus a 5% origination fee	$37,397	$42,313	$79,710
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008	100,000	—	100,000
Note payable to an employee and the manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	287,908	41,934	329,842
	$425,305	$84,247	$509,552

In January 2007, the principal balance of the note payable to Mr. Ripley was reduced by $160,227 in connection with the exercise by Mr. Ripley of employee stock options.

Under the terms of an Employment Separation Agreement (see Note 10), the Company agreed to pay the then outstanding balance of the Mr. Ripley’s note payable in twelve (12) equal monthly installments starting in March 2007.

NOTE 15 -STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2007, 3,441,066 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $1,034,999, or an average of $0.301 per share.

On April 23, 2007, the Company terminated the agreement with Fusion Capital.

In addition to the 23,441,066 common shares issued for cash to Fusion Capital and in the Private Offering, the Company issued 3,047,563 shares of its common stock during the nine months ended September 30, 2007 for the following consideration:  393,990 shares for services valued at $144,105; 423,728 shares issued for reduction of accounts payable of $125,000; 150,000 shares for stock issuance costs; and 2,079,845 shares issued for the exercise of options and warrants, $186,045 for cash, $27,373 reduction in accounts payable and $160,227 reduction in amounts due related parties.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the nine months ended September 30, 2007, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

NOTE 16 - LEGAL MATTERS

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation. Steven D. Craig is seeking options issued by Golden Phoenix Minerals, Inc. with regard to back salaries owed in the following amounts: 984,300 shares at $0.15 per share; 340,000 shares at $0.37 per share; and 250,000 shares at $0.15 per share. Steven D. Craig is further seeking $5,500 for non-reimbursed expenses and $243,625.33 in deferred salaries with interest for both amounts. Payments have been made monthly since Mr. Craig’s termination in the amount of $5,000, and approximately $130,000 has been paid through September 30, 2007, resulting in a reduction of these claims.

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

The Company currently is in discussions with Mr. Craig regarding settlement terms to this matter.

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

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  Golden Phoenix’s claim was that WEG owed $115,755 under both the Operating Agreement and the letter agreement.  Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The Operating Agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the Operating Agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the Operating Agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted in 2008.  In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  Further, WEG has also notified Golden Phoenix that WEG may make a claim that Golden Phoenix exceeded the approved 2007 budget and would be liable to WEG for the budget overrun pursuant to the Operating Agreement.  However, Golden Phoenix contends that the overrun is directly related to an increase in the rate of production that was ratified by WEG and therefore Golden Phoenix intends to defend such a claim, if it is made.

As of the date of this report, Golden Phoenix does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown Project LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

NOTE 17 -SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2007 and 2006, the Company made no cash payments for income taxes.

During the nine months ended September 30, 2007 and 2006, the Company made cash payments for interest of $322,504 and $21,970, respectively.

During the nine months ended September 30, 2007, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $63,524.

•	Common stock was issued to pay accounts payable of $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced by $27,373 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced and long-term debt increased by $512,262.

•	Property and equipment was purchased through the issuance of debt of $30,949.

•	Notes payable and related accrued interest was reduced and production payment obligation was increased by $1,974,456.

•	The Company reclassified deferred revenue – related party of $904,567 to production payment obligation – related party.

During the nine months ended September 30, 2006, the Company had the following non-cash financing and investing activities:

•	Common stock was issued for debt of $173,765.

NOTE 18 -RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB ratified EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions.  The Company presents revenue net of sales taxes and any similar assessments.  EITF No. 06-3 had no effect on the Company’s financial position and results of operations.

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

Denio
McDermit
ASHDOWN
NV 140
US 95
US 93
Elko
Humboldt
Winnemucca
I-80
Washoe
Pershing
Elko
Alt US 93
Lander
Eureka
White Pine
Reno
Churchill
US 50
Storey
Lyon
Douglas
US 95
Nye
US 6
Mineral
Tonopah
Esmeralda
Lincoln
US 93
MINERAL
RIDGE
Clark
I-15
Las
Vegas

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Figure 1.  Map showing the locations of the Nevada properties discussed in this report.  Ashdown is the only active property, with Mineral Ridge idled in 2005.

Quebec
Pembroke
Highway 17
Ottowa
River
Highway 60
45°30′ N
Renfrew
Ontario
Dacre
Phoenix
Jamieson
Obrien
Hunt
Ross
McCoy
NORTHERN
CHAMPION
Highway 41
0
10
20
Scale (miles)
77°00′ E
GPMI Property
McCoy
Other Molybdenite Occurrences
PROJECT LOCATION MAP
Golden Phoenix Minerals, Inc.
CANADA
Quebec
Montreal
Ontario
Ottawa
NORTHERN
CHAMPION
Toronto
New York
Detroit
New
York
Pennsylvannia
UNITED STATES

Figure 2.  Map showing the Northern Champion property located within the Province of Ontario, Canada.  The acquisition of this property was completed in February 2007.

The Ashdown LLC currently does not have proven or probable reserves supported by a current third-party feasibility study.  The Ashdown LLC commenced production in December 2006 and had sales of molybenite concentrates of $6,645,958 during the nine months ended September 30, 2007.  The Company is working to put Ashdown into profitable production and establishing a mineable reserve base by 2008.  As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project.  We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003.  Consequently, the Mineral Ridge mine was idled pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007.  It is expected that this work, which has been contracted with the technical teams of West Coast Environmental and Engineering and Vector Engineering, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

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

Interim progress at the mine was accomplished under a Notice of Intent level permit that allowed for the removal, test processing and marketing of a 1,000-ton sample.  The activities undertaken to access the bulk sample are the same as those that would have occurred under the full POO, and the delays in the permitting process did not substantially impact our operations.  The Ashdown LLC completed the first sale of molybdenite concentrates produced at the Ashdown mine and mill in December 2006.  Since that time development work has been ongoing resulting in a ramping of our production capability and resulting revenue.  Full production rates have not yet been achieved, and quarterly revenue numbers for the operation reflect this.  In the second quarter of the current fiscal year, revenues from Ashdown’s production contributed to the first net income reported in our history.  This quarter’s revenues from the Ashdown LLC will be lower due to an unscheduled relining of the grinding mill during August and additional upgrading of the machinery in the mill during September and October.

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

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie.  We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization.  Our operations have yielded certain amounts of precious metal product that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004.  On January 12, 2005, we announced our decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2007.  It is expected that this work, which has been contracted with the technical teams of West Coast Environmental and Engineering and Vector Engineering, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2006 and 2005 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit.  The Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $36,467,180 at September 30, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marketable Securities.  Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties.  The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The marketable securities are stated at fair value based on market quotes.  Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet.  The total net unrealized gain on this investment for the nine months ended September 30, 2007 was $63,524.

Property and Equipment.  Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of September 30, 2007, the Company had no proven or probable reserves.  Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Income Taxes.  The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carryforwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,486,785.

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

In June 2006, the FASB ratified EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions.  The Company presents revenue net of sales taxes and any similar assessments.  EITF No. 06-3 had no effect on the Company’s financial position and results of operations.

Results Of Operations

Sales

We generated sales of $1,381,376 for the three months ended September 30, 2007 and sales of $6,645,958 for the nine months ended September 30, 2007, consisting of sales of molybdenite concentrates produced by the Ashdown LLC.  The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006.  By comparison, we reported sales by the Ashdown LLC of $4,466,470 for the three months ended June 30, 2007.  Sales were negatively impacted during the quarter ended September 30, 2007 due to an unscheduled relining of the grinding mill during August and additional upgrading of the machinery in the mill during September.

No sales were recorded for the three months and nine months ended September 30, 2006, as the operations at the Mineral Ridge mine, a source of sales for 2004 and 2005, had been temporarily idled pending a re-engineering study designed to maximize gold recoveries through the addition of a milling and vat leaching circuit.

Operating Costs and Expenses

Cost of mining operations for the three-month and nine-month periods ended September 30, 2007 were $1,679,364 and $5,287,416, respectively.  The increase in cost of mining operations in the first nine months of the current fiscal year resulted from operating costs and expenses incurred by the Ashdown LLC, which commenced production of molybdenite concentrates in December 2006, and as described above, has generated sales in the nine months ended September 30, 2007.  Cost of mining operations for the three-month and nine-month periods ended September 30, 2006 were $242,127 and $447,569, respectively, consisting of expenditures to maintain the Mineral Ridge project on standby status.  The costs at Mineral Ridge during the current year and prior fiscal year consist only of costs of security operations since no sales of precious metals occurred.

Exploration, development and mineral property lease expenses were $105,161 and $141,907 for the three-month and nine-month periods ended September 30, 2007, respectively.  Current fiscal year levels of these expenses have decreased significantly as efforts have been directed to the production activities of the Ashdown LLC.  Exploration, development and mineral property lease expenses for the three months and nine-month periods ended September 30, 2006 were $323,508 and $2,569,013, consisting primarily of development expenditures at Ashdown, which have been expensed as incurred.  In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and earned in our 60% ownership interest in the Ashdown LLC.  Subsequent to this earn in, our joint venture partner was required to fund 40% of the expenditures on the Ashdown Project.

General and administrative expenses were $779,371 and $2,229,826 for the three-month and nine-month periods ended September 30, 2007, respectively.  For the three-month and nine-month periods ended September 30, 2006, general and administrative expenses were $539,376 and $1,363,396, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office personnel, legal and professional fees, and stock-based compensation expense.  The increase in the current fiscal year is primarily the result of increases in legal and professional fees and additional compensation for executives that were put under contract in 2006.

Accretion expense and depreciation and amortization expense for the three months and nine months ended September 30, 2007 increased from levels recorded for the three months and nine months ended September 30, 2006 primarily due to the operations of the Ashdown LLC.

Loss From Operations

As a result of the decreased production and sales of molybdenite concentrates by the Ashdown LLC during the current quarter, we reported a loss from operations of $1,290,733 for the three months ended September 30, 2007.  For the nine months ended September 30, 2007, we reported a loss from operations of $1,315,757.  Our ability to report income from operations, as we accomplished in the second quarter of this fiscal year, is dependent on our ability to sustain and ultimately increase the level of sales of molybdenite concentrates at the Ashdown property.

We had no production or sales activities during the first nine months of 2006, and we reported losses from operations of $1,170,260 and $4,576,113 for the three months and nine months ended September 30, 2006, respectively.

Other Income (Expense)

During the three months ended September 30, 2007, interest income increased to $50,191 from $1,523 for the three months ended September 30, 2006.  Similarly, during the nine months ended September 30, 2007, interest income increased to $88,127 from $4,109 for the nine months ended September 30, 2006.  The increase in interest income in the current fiscal year is due to increased interest-bearing deposits resulting primarily from the sale of our common stock in a private offering in April 2007.

During the three months ended September 30, 2007, interest expense decreased to $26,040 from $170,205 for the three months ended September 30, 2006.  Similarly, during the nine months ended September 30, 2007, interest expense decreased to $253,761 from $981,188 in the nine months ended September 30, 2006.  This decrease resulted from two factors.  First, a portion of the $2,000,000 premium obligation recorded as interest expense in the Schnack financing agreement was expensed in the first nine months of 2006.  In addition, during the first nine months of the current fiscal year, we have repaid $816,360 of notes payable and long-term debt and $152,500 of amounts due related parties.

Our other income has been favorably impacted by our continued efforts to extinguish accounts payable and debt, resulting at times in a gain on extinguishment of debt.  During the three months ended September 30, 2007, we did not realize any gain on extinguishment of debt, but reported a net gain on extinguishment of debt of $537,309 for the nine months ended September 30, 2007.  The gain on extinguishment of debt in the current fiscal year resulted from the elimination of amounts payable pursuant to the Schnack financing agreement, subsequent conversion of certain amounts to a production payment obligation to Crestview, and from agreements reached to extinguish certain accounts payable.  During the three months ended September 30, 2006 we did not realize any gain on extinguishment of debt.  During the nine months ended September 30, 2006, we reported a net gain on extinguishment of debt of $1,593,803, resulting from agreements reached to retire debt and accounts payable related to certain of our mineral properties, net of loss on extinguishment of accounts payable to related parties.

The remaining other income (expense) amounts reported in the three months and nine months ended September 30, 2007 and September 30, 2006 consisted of gain or loss on disposal of property and equipment incidental to our operations, and were not material.

Net Income (Loss)

After deducting our minority interest member’s share of net loss from the Ashdown LLC, our net loss for the three months ended September 30, 2007 was $1,074,543.  For the nine months ended September 30, 2007, including minority interest in net income of the Ashdown, LLC of $327,525, our net loss was $1,251,895.

We had no operations of the Ashdown LLC, and therefore no minority interest in the net income or loss of the Ashdown LLC, during the first nine months of 2006.  Our net loss for the three months and nine months ended September 30, 2006 was $1,168,760 and $3,805,074, respectively.

Liquidity And Capital Resources

The Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $36,467,180 at September 30, 2007.

Primarily as a result of the completion of our private offering of common stock in April 2007, we had $3,769,720 in cash and cash equivalents and working capital of $669,385 at September 30, 2007.  We believe our current cash and cash equivalents will be sufficient for our current level of operations in the near term, particularly if the Ashdown LLC can again reach the level of operations and sales reached in the three months ended June 30, 2007, and ultimately increase them.  However, we anticipate expenditures for the remainder of 2007 will exceed the levels incurred in 2006, particularly at the Ashdown mine.  Our operating costs and expenses could increase or decrease significantly, at any time during the next twelve months, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.  We believe that in the short-term the Ashdown LLC will retain significant portions of the proceeds from the sale of molybdenite concentrates to expand and improve operations at the Ashdown mine and mill.  In addition, as more fully described elsewhere in this Form 10-QSB and in the notes to the condensed consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment obligations entered into to provide development funds for the Ashdown project.  Consequently, we may require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.

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

During the nine months ended September 30, 2007, we used net cash of $1,156,574 in operating activities, compared to $3,245,718 net cash used in operating activities during the nine months ended September 30, 2006.  The decrease in net cash used in operating activities in the current fiscal year was attributed to the increased sales at the Ashdown LLC.

During the nine months ended September 30, 2007, net cash used in investing activities was $665,189, comprised of $360,000 cash contributed to capital by our minority interest member of the Ashdown LLC and $40,000 proceeds from the sale of property and equipment, net of cash used to purchase property and equipment of $565,189, primarily for the Ashdown project, and $500,000 cash distributions to our minority interest member of the Ashdown LLC.  Net cash used in investing activities for the nine months ended September 30, 2006 was $118,285, consisting of the purchase of property and equipment of $151,360, partially offset by proceeds from the sale of property and equipment of $33,075.

Net cash provided by financing activities in the nine months ended September 30, 2007 was $5,112,451.  Our liquidity needs were primarily met from the net proceeds of $6,744,505 from the sale of 23,441,066 of our common shares in a private offering in April 2007 and pursuant to the Common Stock Purchase Agreement with Fusion Capital.  In addition, we received $186,045 in cash proceeds from the exercise of common stock warrants.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $240,935, notes payable and long-term debt of $816,360, amounts due to related parties of $152,500 and the payments of production payment obligation – related party of $608,304.

During the nine months ended September 30, 2006, net cash provided by financing activities was $3,859,063, consisting of $2,932,500 from the sale of common stock, $139,610 from the exercise of options and warrants, $145,000 proceeds from amounts due related parties, $265,000 proceeds from notes payable and $650,000 proceeds from the production payment purchase agreement, partially offset by payments of amounts due related parties of $273,047.

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

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  During 2005 and 2006, $1,500,000 was advanced to the Company pursuant to this agreement, with $904,567 of the proceeds allocated to deferred revenue – related party, a current liability.  With the commencement of mining operations at the Ashdown mine, the Company has reclassified the deferred revenue to a production payment obligation, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  During the first nine months of 2007, we made payments totaling $608,304, reducing the obligation to a balance of $296,263 at September 30, 2007.

At September 30, 2007, we had a production payment obligation of $1,974,456 to Crestview Capital Master, LLC (“Crestview”) resulting from the June 13, 2007, Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview.  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company the assignment of the Company’s purchase rights under the Schnack Restructuring Agreement in consideration of Crestview paying the seven hundred fifty thousand dollar ($750,000) payment due Schnack and Crestview immediately exercising the Company’s purchase rights to acquire the production payment, along with certain amendments to the Restructuring Agreement, for a combined purchase amount paid by Crestview to Schnack equal to one million seven hundred ninety-four thousand nine hundred sixty dollars ($1,794,960).

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

As a result of the Purchase Agreement and related agreements, the liabilities of the Company were reduced by five hundred twenty thousand five hundred four dollars ($520,504), which has been recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2007.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation. Steven D. Craig is seeking options issued by Golden Phoenix Minerals, Inc. with regard to back salaries owed in the following amounts: 984,300 shares at $0.15 per share; 340,000 shares at $0.37 per share; and 250,000 shares at $0.15 cents per share. Steven D. Craig is further seeking $5,500 for non-reimbursed expenses and $243,625.33 in deferred salaries with interest for both amounts. Payments have been made monthly since Mr. Craig’s termination in the amount of $5,000, and approximately $130,000 has been paid through September 30, 2007, resulting in a reduction of these claims.

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

The Company currently is in discussions with Mr. Craig regarding settlement terms to this matter.

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

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute, which was mediated, arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown Project, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  Golden Phoenix’s claim was that WEG owed $115,755 under both the Operating Agreement and the letter agreement.  Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The Operating Agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure their default. Consequently, Golden Phoenix elected, as permitted under the Operating Agreement, to dilute WEG’s membership interest in the Ashdown Project LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the Operating Agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown Project. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted in 2008.  In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  Further, WEG has also notified Golden Phoenix that WEG may make a claim that Golden Phoenix exceeded the approved 2007 budget and would be liable to WEG for the budget overrun pursuant to the Operating Agreement.  However, Golden Phoenix contends that the overrun is directly related to an increase in the rate of production that was ratified by WEG and therefore Golden Phoenix intends to defend such a claim, if it is made.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the three months ended September 30, 2007.  All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Consideration or Nature of Service Performed	Shares Issued	Value Received

Harlan Kleiman, TTE	Stock placement agent fee	25,000	$7,500
Jeffrey Wright	Stock placement agent fee	9,500	2,850
Paresh Patal	Stock placement agent fee	8,000	2,400
Jon Slizza	Stock placement agent fee	7,500	2,250
Earl Harrison	Cash exercise of options	46,667	7,000
John Rasmussen	Cash exercise of options	50,000	12,000
Daniel Breckenridge	Advisory board services	7,000	3,000
David Payne	Advisory board services	7,500	3,075
		21,434,178	$40,075

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

The annual meeting of shareholders of the Company was held on September 21, 2007.  The shareholders voted, either in person or by proxy, on the following proposals.  The directors listed below were elected, and all other proposals submitted to a vote of the shareholders were approved, with the results of the shareholder vote as follows:

1	The following five directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

David A. Caldwell	145,286,810	3,940,508	149,227,318
Ronald L. Parratt	146,502,873	2,724,445	149,227,318
Jeffrey P. Tissier	146,572,498	2,654,820	149,227,318
Corby G. Anderson	145,566,504	3,660,814	149,227,318
Kent D. Aveson	146,360,501	2,866,817	149,227,318

2.	To approve of the 2007 Equity Incentive Plan:

For	83,689,395
Against	9,584,793
Abstain	1,777,582

3.	To approve the Agreement and Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada:

For	90,330,065
Against	3,586,265
Abstain	1,135,440

4.
To approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares from 200,000,000 shares to 450,000,000 shares consisting of 400,000,000 shares of common stock and 50,000,000 shares of preferred stock.

For	82,596,313
Against	11,391,289
Abstain	1,064,168

5.	To approve an amendment to the Company’s Articles of Incorporation to provide for a classified Board of Directors with staggered terms.

For	90,009,752
Against	3,957,929
Abstain	1,084,089

6.
To approve an amendment to the Company’s Articles of Incorporation to reduce the number of shares required to constitute a quorum to transact business from a majority to one-third of the outstanding shares.

For	75,481,204
Against	18,030,264
Abstain	1,540,302

7.	To approve the Board of Directors appointment of HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2007.

For	146,733,391
Against	754,096
Abstain	1,739,829

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

10.1	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.2	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.3	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.4	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.5	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.6	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.7	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.8	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.9	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.10	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.11	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006
10.12	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005

10.13	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005

10.14	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006

10.15	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.16	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.17	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.18	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006

10.19	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006

10.20	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006

10.21	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006

10.22	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.23	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.24	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.25	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.26	Production Payment Purchase Agreement and Assignment, dated June 12, 2007, by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.27	Registration Rights Agreement, dated June 12, 2007, by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.28	Security Agreement, dated June 12, 2007, by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form SB-2/A1 as filed with the SEC on June 29, 2007

10.29	Notice of Assignment, dated June 12, 2007, by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2/A1 as filed with the SEC on June 29, 2007

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 14, 2007	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer

Date: November 14, 2007	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Principal Accounting Officer