Form 10QSB/A
period 2007-09-30
GOLDEN PHOENIX MINERALS INC /MN/
filed 2008-02-08
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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
Yes ☐     No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 initially filed with the Securities and Exchange Commission on November 14, 2007 (“the Original Filing”) corrects a typographical error in Part II Other Information, Item 2. Recent Sales of Unregistered Securities and Use of Proceeds, specifically to now disclose the correct summation of the shares sold for the three months ended September 30, 2007, which is 161,167 shares, rather than 21,434,178 shares. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31.1, 31.2, 32.1 and 32.2). This Amendment No. 1 continues to speak as of November 14, 2007, the date of the Original Filing and the Company has not updated the disclosure in this Amendment No. 1 to speak as of any later date

GOLDEN PHOENIX MINERALS, INC.

FORM 10-QSB INDEX

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

	Consideration or Nature of Service Performed	Shares Issued	Value Received

Harlan Kleiman, TTE	Stock placement agent fee	25,000	$7,500
Jeffrey Wright	Stock placement agent fee	9,500	2,850
Paresh Patal	Stock placement agent fee	8,000	2,400
Jon Slizza	Stock placement agent fee	7,500	2,250
Earl Harrison	Cash exercise of options	46,667	7,000
John Rasmussen	Cash exercise of options	50,000	12,000
Daniel Breckenridge	Advisory board services	7,000	3,000
David Payne	Advisory board services	7,500	3,075
		161,167	$40,075

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

GOLDEN PHOENIX MINERALS, INC.

Date: February 7, 2008	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer

Date: February 7, 2008	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Principal Accounting Officer