Form 10KSB
period 2007-12-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2008-03-31
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

State issuer’s revenue for its most recent fiscal year. $10,398,361

As of March 24, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33.0 million based on the closing sale price as reported on the OTC Electronic Bulletin Board under the symbol "GPXM".

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2008
Common Stock, no par value per share	184,425,973 shares

DOCUMENT INCORPORATED BY REFERENCE

1.         Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)          Yes ☐  No ☑

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	17
ITEM 3.	LEGAL PROCEEDINGS	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20
ITEM 7.	FINANCIAL STATEMENTS	31
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 8A.	CONTROLS AND PROCEDURES	31
ITEM 8B.	OTHER INFORMATION	31

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	32
ITEM 10.	EXECUTIVE COMPENSATION	32
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	32
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	32
ITEM 13.	EXHIBITS	32
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

SIGNATURES		38

EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

The Company

We are a mineral exploration, development and production company, formed in Minnesota on June 2, 1997. On September 21, 2007 our shareholders voted in favor of a Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada. We expect to reincorporate into the State of Nevada within the next several months.

Our business includes acquiring and consolidating mineral properties that we believe have a high potential for new mineral discoveries and profitability. Our focus is on properties containing gold, silver and molybdenum that are located in Nevada.  As of February 25, 2008 we had proven reserves of molybdenum of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78%.

As discussed below, our primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), in which we currently own a 60% member interest (and have claim to an additional 9.5% interest), and the Mineral Ridge mine. Both properties are located in Nevada. Management’s near-term goals are to extract molybdenum deposits at Ashdown and to develop a plan for profitable production of gold and silver at Mineral Ridge.

Our corporate directors, officers and managers have prior management experience with large and small mining companies. We believe that Golden Phoenix has created the basis for a competitive minerals exploration/development and operational company through assembling a group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

In 2007 we transitioned from an exploration and development company into a production stage company, and we intend to profitably operate our own mines. We also intend to continue to explore and develop properties. We plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control. We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our future partner(s). By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base strategic metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential for success and growth.

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state and Canadian Provincial governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits, which we are maintaining and amending include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit”, “Air Quality Permit”, “Water Quality Permit”, “Industrial Artificial Pond Permit”, and several other health and safety permits. These permits are subject to amendment or renewal during our operations. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, we have no reason to believe that necessary permits will not be issued in due course. The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when initiated and could be material.

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

Competition And Mineral Prices

The mining industry has historically been intensely competitive. and the increasing price of gold since 2002 has led a number of companies to begin once again to aggressively acquire claims and properties. Additionally, the rise in the price of molybdenum in the past year has created opportunities for profitable mining operations for this mineral as well.

Capital Equipment and Expenditures

In the next twelve (12) months, we anticipate purchasing or leasing certain capital equipment for the Ashdown mine, which would be support equipment for the underground operation and process facilities. These items include underground hauling machines and muckers and various surface equipment including front-end loaders, forklifts, and small haul trucks. Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000 per unit. We anticipate funding these capital equipment expenditures with funds we receive from molybdenum revenues we expect to generate and from recent equity financing. All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project.

We also anticipate conducting drilling activities for approximately 60,000 feet of drilling (estimated  cost of $1,400,000) at Mineral Ridge, completing ongoing reserve calculations and feasibility work (estimated cost of $400,000) at Mineral Ridge, completing the Company’s portion of 30,000 feet of drilling at Ashdown (estimated cost of $500,000) and completing the development work, engineering and feasibility work on expansion of the Ashdown operations (estimated cost of $1,480,000).

Mining Properties And Projects

Our two primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), in which we currently own a 60% member interest (and have claim to an additional 9.5% interest, though contested, which would bring our total interest to 69.5%), and the Mineral Ridge gold mine (Figure 1). Management’s near-term goal is to extract the known molybdenum deposits at Ashdown and develop a plan for profitable production of gold and silver at Mineral Ridge. The Ashdown molybdenum project represents all of Golden Phoenix’s revenue.

As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2), and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property later in 2008.

The Ashdown LLC commenced production in December 2006, and the Company is working to put Ashdown into profitable production. As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project. We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003. Consequently, the Mineral Ridge mine was idled pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008. It is expected that this work, which will be contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Denio
McDermit
ASHDOWN
NV 140
US 95
US 93
Elko
Humboldt
Winnemucca
I-80
Elko
Washoe
Pershing
Alt US 93
Lander
Eureka
White Pine
Reno
Churchill
US 50
Storey
Lyon
Douglas
US 95
Nye
US 6
Mineral
Tonopah
Esmeralda
Lincoln
US 93
MINERAL
RIDGE
US 95
Clark
I-15
Las
Vegas
US 95

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Figure 1. Map showing the locations of the Nevada properties discussed in this Annual Report.  Ashdown is the only active property, with Mineral Ridge idled in 2005.

Ashdown Project, Humboldt County, Nevada

The Ashdown molybdenum-gold project is located about 115 miles northwest of Winnemucca in Humboldt County, Nevada (the “Ashdown mine”). The property covers about nine (9) square miles and is controlled by 293 unpatented mining claims.  As of February 25, 2008 we had proven reserves of molybdenum (Mo) of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78%, pursuant to an independent third party Technical Report and Feasibility Study.  We signed a Joint Venture Agreement for the Ashdown property with Win-Eldrich on February 5, 2004. The terms of the agreement gave us the right to earn in to 60%, as manager and operator of the project, with Win-Eldrich retaining 40% as owner of the property. We were eligible to earn an undivided vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) by spending $5,000,000 toward development of the project. Upon signing, we paid Win-Eldrich $50,000, and beginning three (3) months after signing we paid $5,000 per month through December 2006. In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown mine and formally notified Win-Eldrich that we had vested our 60% interest as provided under clause (2) of the Letter Agreement. We have claim to an additional 9.5% interest in the Ashdown LLC, though contested, which would bring our total interest to 69.5%.

On September 28, 2006, we entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of the Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by us and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC. We will continue to serve as the initial Manager of the Ashdown LLC until such a time that the Management Committee determines that the Ashdown LLC should manage itself with the Mine General Manager, and the other officers of the Ashdown LLC being responsible for the day-to-day operations. Additionally, on September 28, 2006, we entered into a Contribution Agreement with the Ashdown LLC in order to recognize that we had incurred actual expenditures at the Ashdown mine of not less than $5,000,000 and to contribute all of our right, title and interest in the Ashdown mine, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between us, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the Ashdown LLC. We agreed with the Ashdown LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC. Simultaneously with the entry into the Contribution Agreement by us, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the Ashdown LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the Ashdown LLC at an agreed-upon value of the contribution of $3,333,333.

Because the mineral property operated by the Ashdown LLC did not have proven or probable reserves supported by a current third-party feasibility study until February 25, 2008, the $5,000,000 in development expenditures incurred by us at the Ashdown mine have been expensed by us as incurred, with the exception of the cost of the mill and other tangible property and equipment, along with certain reclamation bonds and deposits contributed by us to the Ashdown LLC.

Because of our 60% ownership in the Ashdown LLC, we have consolidated the financial statements of the Ashdown LLC with those of the Company, effective October 1, 2006.

In May 2006, we completed permitting a mill designed to run about 100 tons per day of mine production. Construction on the mill and tailings impoundment was completed in 2006, and the facility is currently processing material as it is produced and delivered by the mine to the mill. We plan to assess expansion into a larger operation.

Currently the Ashdown mine produces a molybdenite concentrate product, which generally averages over 50% elemental molybdenum. We have a marketing agreement that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker, Derek Raphael & Company of London, England. We are not required to provide roasted material to the market, or locate a third party roasting capacity under this agreement.

Molybdenum is a base metal used in the manufacture of a wide variety of products, including steel production, catalytic converters, and specialty lubricants. It is used as a strengthening component in alloys, provides corrosion resistance in acidic environments, used as a hardener in the manufacture of machine tools, drill equipment, and pipelines, and is an essential component of stainless steel.

The molybdenum concentrate is produced by a flotation process at the Ashdown mine, and then bagged in Super Sacks, each weighing approximately 3,950 pounds. The concentrate is a molybdenum disulfide, which requires roasting at an outside facility to convert to a molybdenum oxide, the international standard form for its sale. The molybdenum disulfide product is shipped by truck from the mill in lots containing 12 Super Sacks. Once the product leaves the mill, it is transferred to a roasting facility of the broker’s choice, converted to molybdenum oxide and then sold on the world markets.

The broker takes custody and ownership of the product at the Ashdown mine and at our discretion makes 80% to 90% payment of the assayed value of the shipment at that time. The balance of approximately 10% to 20% is settled following processing of the shipment at the outside roasting facility and Final Assay, which can take between two and four months to complete.

On October 30, 2006, a Finding of No Significant Impact and Decision Record were signed under the 43 CFR 3715 Surface Occupancy Regulations, and the proposed occupancy was found to meet the requirement of §§ 3715.2, 3715.2-1, and 3715.2-2 and was approved subject to certain stipulations. Similarly the Plan of Operations/Environmental Assessment (“POA”) was approved under the 43 CFR 3809 Surface Management Regulations subject to certain stipulations. As of September 2006 we have been allowed to proceed with the proposed project, its occupancy and use as described in the POA. These represent the final permits required that allowed us to initiate full-scale mining operations in December 2006. The Ashdown LLC has also received regulatory approval for reclamation plans and cost estimates for the Ashdown mine site and the mill and tailings pond, and has deposited approximately $340,000 for reclamation bonds.

Interim progress at the mine was accomplished under a Notice of Intent level permit that allowed for the removal, test processing and marketing of a 1,000-ton sample. The activities undertaken to access the bulk sample are the same as those that would have occurred under the full POA, and the delays in the permitting process did not substantially impact our operations. The Ashdown LLC completed the first sale of molybdenite concentrates produced at the Ashdown mine and mill in December 2006. Over the twelve months ended December 31, 2007 Ashdown produced 783,304 lbs of concentrate, containing 412,856 lbs saleable molybdenite for gross revenues of about $12.5 million.  As discussed below under “Financing Agreements”, the Company’s share of production distributions from the Ashdown LLC are encumbered by financing agreements pursuant to which funds were raised to develop the Ashdown mine.

Mineral Ridge Gold Mine, Esmeralda County, Nevada

The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada (“Mineral Ridge”). The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site from the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6. We also control three (3) private land parcels, which are located outside the main Mineral Ridge mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over some springs. These private lands total about 430 acres. The total combined acreage controlled by Golden Phoenix is equal to approximately 6.78 square miles.

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

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie. We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization. Our operations have yielded certain amounts of precious metal product (dore, a mixture of gold and silver) that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004. In January 2005, we temporarily idled the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008. It is expected that this work, consisting of over 60,000 feet of planned drilling, will identify and delineate reserves for both open pit and underground deposits and ultimately extend the life of the mine.

In 2001, Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the Company to hold the Mineral Ridge property while other permitting was underway. We negotiated an interim bond amount to keep the project at status quo until a new plan and bond amount could be negotiated. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enabled us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of twelve (12) years. It also allows us the flexibility to increase our bond in the future as we recommence operations at Mineral Ridge. Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.

Mineral Ridge Royalty Obligations

We are obligated to honor two (2) prior royalty agreements. The first is to Mary Mining Company, which includes annual advance minimum royalty payments of $60,000, and a sliding-scale production royalty based on gold price divided by 100 in $50 increments with a cap at 8.5% (i.e. above a $850 per ounce gold price).  The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims. This agreement includes a 1.0% sliding-scale production royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.

Pembroke
Quebec
Highway 17
Ottowa River
Highway 60
45°30' N
Renfrew
Ontario
Dacre
Phoenix
Jamieson
Obrien
Hunt
Ross
McCoy
Highway 41
NORTHERN CHAMPION
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

Northern Champion Property, Ontario, Canada

The Northern Champion Property is approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, we executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to acquire five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.

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

On February 12, 2007, the parties agreed to convert the remaining cash payments to an equivalent number of restricted shares of our common stock valued at the market close of $0.295 per share on that date. On February 16, 2007, 423,729 restricted shares of our common stock were issued to the Vendors and the purchase was completed. We now own 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

Alaskan Royalties

We own a 1% net smelter return royalty on two properties located in Alaska, Glory Creek and Uncle Sam. We are not required to perform any work or make any payments for these royalties.

The Glory Creek property is 100% controlled by Great American Mineral Exploration, Inc. (“GAME”). It is located in the Bonnifield mining district, about 60 miles south of Fairbanks. Exploration work on the property has defined an anomalous zone of gold mineralization that requires drilling for the next phase of work. We do not know if or when a discovery of gold mineralization will be made.

The Uncle Sam property is also 100% controlled by GAME. The property is located in the Richardson Gold District, about 60 miles southeast of Fairbanks. Their work has defined a strongly anomalous gold zone that requires drilling for the next phase of work. We do not know if or when a discovery of gold mineralization will be made.

Employees

Corporate Office

We have six (6) key professionals and six (6) support staff to perform management, accounting and permitting functions. We intend to employ independent contractors to fulfill short-term needs and obligations, and may staff further with professionals as we bring Mineral Ridge and Northern Champion on line over the next twelve (12) to twenty-four (24) months.

Drilling Services Division

In fourth quarter of 2007, we established a drilling services extension to our Technical Services Group.  In 2008, this division has purchased a new Ingersol Rand TH60 drill rig and support equipment and has retained a lead driller (1) and two (2) support drillers to staff the rig.  Drilling Services is expected to support exploration and development work at Ashdown, Mineral Ridge and in other corporate opportunities as they present themselves.

Mineral Ridge Mine

At the Mineral Ridge mine we have two (2) employees overseeing security during the idle phase. It is anticipated that more employees will be added at the Mineral Ridge operation in the next twelve (12) to twenty four (24) months as the operations at the mine are started back up.

Ashdown Project

We currently have approximately sixty-six (66) employees at the Ashdown Mine. On December 25, 2006, all employees were converted to direct employment with the Ashdown LLC that was formed to operate the mine.

Risk Factors

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face.  If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations. We have incurred net losses of $2,350,435 and $4,080,554 for the years ended December 31, 2007 and 2006, respectively. As a result, at December 31, 2007 we had an accumulated deficit of $37,565,720 and a total stockholders’ equity of $126,735.  Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2007 and 2006 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2007, we have generated significant losses from operations, and had an accumulated deficit of $37,565,720 and a working capital deficit of $739,673 at December 31, 2007, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our consolidated financial statements for the year ended December 31, 2007.

The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations.

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

Environmental Controls Could Curtail Or Delay Exploration And Development Of Our Mines And Impose Significant Costs On Us.

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including molybdenum, gold and silver mining and processing. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond. This addition of cash collateral for a bond could have a significant impact on our ability to bring properties into production.

Many states, including the State of Nevada (where our Mineral Ridge and Ashdown properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands. For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007 and was passed by the U.S. House of Representatives on November 1, 2007, and has been submitted to the U.S. Senate where no action has been taken to date.

In 1992, a federal holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. This fee was increased to $125 per claim in 2005 ($133.50 total with the accompanying County fees included). Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements.

For example, The Hardrock Mining and Reclamation Act of 2007 (H.R. 2262), if enacted, would have several negative impacts on the Company including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that existed prior to the passage of this act; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern, areas included in the National Wild and Scenic Rivers System, and any area included in maps made for the Forest Service Roadless Area Conservation Final Environmental Impact Statement.

The extent of any such changes to the General Mining Law of 1872 that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

The Development And Operation Of Our Mining Projects Involve Numerous Uncertainties.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;

•	anticipated metallurgical recoveries;

•	future molybdenum, gold and silver prices; and

•	anticipated capital and operating costs of such projects.

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

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive.

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

The Price Of Molybdenum, Gold and Silver are Highly Volatile And A Decrease In The Price Of Molybdenum, Gold or Silver Would Have A Material Adverse Effect On Our Business.

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

Our Mineral Reserve Estimates are Potentially Inaccurate.

We estimate our mineral reserves on our properties as either “proven reserves” or “probable reserves.” Our mineral reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. We estimate proven reserve quantities based on sampling and testing of sites conducted by us and by independent companies hired by us. Probable reserves are based on information similar to that used for proven reserves, but the sites for sampling are less extensive, and the degree of certainty is less. Reserve estimation is an interpretive process based upon available geological data and statistical inferences and is inherently imprecise and may prove to be unreliable.

Our reserves are reduced as existing reserves are depleted through production. Reserves may be reduced due to lower than anticipated volume and grade of reserves mined and processed and recovery rates.

Reserve estimates are calculated using assumptions regarding metals prices. These prices have fluctuated widely in the past. Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit. Any material reduction in our reserves may lead to increased net losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.

We May Not be Able to Control the Decisions, Strategy and Results of the Ashdown Project LLC to Which We Are a Majority Member.

The two Ashdown Project LLC (“Ashdown LLC”) members are Golden Phoenix Minerals, Inc. and Win-Eldrich Gold Inc. (“WEG”). Because we share ownership in the Ashdown LLC with another company, we are subject to the risks normally associated with the conduct of limited liability companies with more than one member (owner). The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through the joint venture, which could have a material adverse impact on our business, financial condition and results of operations:

•	inability to exert influence over certain strategic decisions made in respect of joint venture operations;

•	inability of the members to meet their obligations to the Ashdown LLC or third parties; and

•	disagreements or litigation between members regarding LLC matters.

Further, there currently is a dispute between Ashdown LLC members Golden Phoenix and WEG. Golden Phoenix is claiming that WEG did not timely fund its required share of the budget of the Ashdown LLC, failed to pay Golden Phoenix its share of revenues and remains in default on these matters. WEG disputes the amount and timing of certain expenditures made by Golden Phoenix on the Ashdown property. Prior to the dispute Golden Phoenix held a 60% membership interest in the Ashdown LLC and WEG held a 40% membership interest. However, Golden Phoenix now believes that it has a 69.5% membership interest due to WEG’s default and the result of such default under the terms of the Ashdown LLC Operating Agreement; that is WEG’s membership interest has been diluted due to its default. WEG is contesting the dilution of its membership interest in the Ashdown LLC. This dispute was mediated on April 4, 2007, which did not resolve the dispute. Golden Phoenix has demanded arbitration pursuant to the terms of the Ashdown LLC Operating Agreement and anticipates that this dispute will proceed to arbitration in 2008. In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached. The Ashdown LLC is an important component of Golden Phoenix’s business and currently represents all of its operating revenue. Although the operations of the Ashdown LLC have not been adversely affected by the dispute to date, any disruption in the operations of the Ashdown LLC would have a material adverse affect on Golden Phoenix’s business, financial condition, and results of operations.

Mining Risks And Insurance Could Have An Adverse Effect On Our Profitability.

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

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.53 and $0.09. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

The Number of Shares Being Registered for Sale in a Registration Statement Filed and Dated February 28, 2008, and in a Prospectus Dated January 22, 2008, are Significant in Relation to our Trading Volume and may Depress our Share Price.

The shares being registered in a registration statement filed and dated February 28, 2008, 19,190,580, if sold in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective and also could affect our ability to raise equity capital.  Further, the market price may be additionally depressed by the sale of shares offered in a prospectus dated January 22, 2008, and filed with the Securities and Exchange Commission on January 23, 2008, wherein the Company registered 15,484,600 additional shares of common stock, of which 5,484,600 shares were being registered for a selling shareholder and 10,000,000 shares of common stock were being registered for sale for cash or conversion of some or all of a certain cash obligation that may be due to the Ashdown Milling Company LLC.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2.	DESCRIPTION OF PROPERTY

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

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation. Steven D. Craig was seeking stock options from Golden Phoenix Minerals, Inc. with regard to back salaries allegedly owed in the following amounts: 984,300 shares at 15 cents per share; 340,000 shares at 37 cents per share; and 250,000 shares at 15 cents per share. Steven D. Craig was also seeking $5,500 for non-reimbursed expenses and $243,625 in deferred salaries with interest for both amounts.  Payments of deferred salaries totaling approximately $130,000 were made to Mr. Craig through December 31, 2007, resulting in a balance payable to Mr. Craig included in the consolidated balance sheet as of December 31, 2007 of approximately $130,000.

On September 20, 2006, Golden Phoenix Minerals, Inc. filed an Answer to the Summons and Complaint. On September 29, 2006, Golden Phoenix Minerals, Inc. filed a Third-Party Complaint naming Collette Crater-Craig as an interested party with regard to community property issues due to the recent termination of marriage between her and Steven D. Craig. The Third-Party Complaint sought declaratory relief to ascertain the respective parties’ rights and obligations with regard to the damages sought by the subject Complaint.  Collette Carter-Craig since became deceased on December 3, 2006.

On September 14, 2007 the parties reached a tentative settlement, and on March 21, 2008 reached a final settlement wherein the Company issued stock options for 984,300 shares of our Common Stock, with the underlying shares to be registered with the SEC. 492,150 stock options were issued to Mr. Craig and 492,150 stock options were issued to the Estate of Collette Carter-Craig.  We expect that a dismissal of this matter with prejudice will be filed within the next several months.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006. Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date. The amount claimed to be owed by Golden Phoenix under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement. Golden Phoenix’s share of these monies was $193,391. The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%. WEG did not cure its default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006. Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%. WEG is currently contesting this dilution of its interest in the Ashdown LLC. WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Report, the mediation has not resolved the dispute and we plan to proceed to arbitration pursuant to the terms of the Operating Agreement. Golden Phoenix expects this arbitration to be conducted later this year. In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached. As of the date of this Report, Golden Phoenix does not believe any of WEG’s allegations are material. The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix filed with this Report reflect Golden Phoenix’s ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded since August 6, 1997. The securities are traded on the OTC Bulletin Board, and quoted on the OTC Bulletin Board under the symbol “GPXM.OB”. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board for our past two (2) years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2006	High	Low
First Quarter	$0.48	$0.17
Second Quarter	$0.53	$0.35
Third Quarter	$0.47	$0.30
Fourth Quarter	$0.44	$0.34

Year 2007	High	Low
First Quarter	$0.37	$0.29
Second Quarter	$0.53	$0.30
Third Quarter	$0.43	$0.23
Fourth Quarter	$0.34	$0.21

Holders

On March 24, 2008, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.20 per share. On March 24, 2008, we had approximately 265 holders of record of common stock and 184,425,973 shares of our common stock were issued and outstanding, plus an additional 18,011,573 shares issuable upon the exercise of outstanding options and warrants. Many of our shares are held in brokers’ accounts, so we are unable to give an accurate statement of the number of shareholders.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

In April 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options. The Company has reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option Incentive Plan. Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allows for up to 4,000,000 options to be granted (the “2002 Stock Option Incentive Plan”). In addition to these qualified plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principal employees for deferred salaries. The Company’s executive management administers the plan. Subject to the provisions of the 2002 Stock Option Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

On September 21, 2007, our shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) providing nine percent (9%) of the total number of outstanding shares of common stock of the Company to be reserved and available for grant and issuance at the effective date of the 2007 Plan, with an increase at the beginning of each year if additional shares of common stock were issued in the preceding year so that the total number of shares reserved and available for grant and issuance, not including shares that are subject to outstanding awards, will be nine percent (9%) of the total number of outstanding shares of common stock of the Company on that date. No more than two million (2,000,000) shares of common stock shall be granted in the form of Incentive Stock Options. Under the 2007 Plan, grants may be made to any director, officer or employee of the Company or other person who, in the opinion of the Board, is rendering valuable services to the Company, including without limitation, an independent contractor, outside consultant, or advisor to the Company.

The Company has also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by the Company as of March 20, 2008.

Plan Category	(a) Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	—	—
Equity Compensation Plans not approved by security holders	18,011,573(1)	$0.33	None
Total	18,011,573	$0.33	None
____________

(1)	Includes 5,911,573 shares issuable upon exercise of stock options and 12,100,000 shares issuable upon exercise of warrants.

Recent Sales Of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the year ended December 31, 2007.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2007, neither the Company nor any of its affiliates purchased any equity securities of the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. is a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential. Our main focus is in Nevada.

We were formed in Minnesota on June 2, 1997. On September 21, 2007 our shareholders voted in favor of a Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada. We expect to reincorporate into the State of Nevada within the next several months.

Presently our primary mining property assets are the Ashdown molybdenum project operated by the Ashdown LLC, of which we currently own 60% (and have claim to an additional 9.5% interest, though contested, which would bring our total interest to 69.5%), and the (idled) Mineral Ridge gold mine (Figure 1). Management’s near-term goal is to continue to extract molybdenum deposits at Ashdown and to pursue profitable production of gold and silver at Mineral Ridge. As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2), and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property later in 2008.

As discussed previously, we currently own a 60% interest in the Ashdown LLC and function as manager and operator of the project. Because of our 60% ownership, the consolidated financial statements of the Company include the accounts of the Ashdown LLC, effective October 1, 2006.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2007 and 2006 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $37,565,720 and a working capital deficit of $739,673 at December 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to increase sales, sustain a successful level of operations and to continue to raise debt or equity capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Minority Interest.  As of December 31, 2007, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company.  The operating income of the Ashdown LLC for the year ended December 31, 2007 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby increasing the Company’s net loss.  Similarly, the operating income loss of the Ashdown LLC for the year ended December 31, 2006 was allocated 40% to Win-Eldrich Gold, Inc., thereby reducing the Company’s net loss.

Accounts Receivable.  Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts was $116,407 at December 31, 2007.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

Inventories. Materials and supplies inventories are stated at the lower of cost (using the average cost method) or market.  Market is determined on the basis of estimated realizable values.

Molybdenite concentrate finished goods inventories are stated at the lower of cost (using current period production costs) or market.  Market is determined on the basis of current sales prices per pound of the molybdenite concentrates.

Marketable Securities. Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties. The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet. The total net unrealized loss on this investment for the year ended December 31, 2007 was $41,985, and the total net unrealized gain on this investment for the year ended December 31, 2006 was $43,902.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As of December 31, 2007, the Company had no proven or probable reserves. Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

As of February 25, 2008, the Company had proven reserves of molybdenum (Mo) of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.

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

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge and Ashdown properties which are reflected in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003. Because we were unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and have idled the project, and because we had not established proven or probable reserves at the Ashdown project until February 25, 2008, we have not recorded any reclamation assets pursuant to the requirements of SFAS No. 143.

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

Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of December 31, 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,552,000

Stock-Based Compensation and Equity Transactions. We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its consolidated financial statements.

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

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007.  The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.  To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its financial condition and results of operations.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Sales

We generated sales of $10,398,361 for the year ended December 31, 2007 and sales of $176,777 for the year ended December 31, 2006, consisting of sales of molybdenite concentrates produced by the Ashdown LLC.  The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006.  No sales were recorded prior to December 2006, as the operations at the Mineral Ridge mine, a source of sales in prior years, had been temporarily idled pending a re-engineering study designed to maximize gold recoveries through the addition of a milling and vat leaching circuit.

Operating Costs and Expenses

Cost of mining operations for the years ended December 31, 2007 and 2006 were $8,868,308 and $1,593,607, respectively. The increase in cost of mining operations in the current year resulted from operating costs and expenses incurred by the Ashdown LLC, which commenced production of molybdenite concentrates in December 2006, and as described above, has generated sales during the year ended December 31, 2007. Cost of mining operations for the years ended December 31, 2007 and 2006 also include expenditures to maintain the Mineral Ridge project on standby status.

Exploration, development and mineral property lease expenses were $449,598 and $2,909,404 for the years ended December 31, 2007 and 2006, respectively. Current year levels of these expenses have decreased significantly as efforts have been directed to the production activities of the Ashdown LLC.  In May 2006, we exceeded the $5,000,000 benchmark for development expenditures at Ashdown and earned in our 60% ownership interest in the Ashdown LLC.  Subsequent to this earn in, our joint venture partner was required to fund 40% of the expenditures on the Ashdown Project.  Exploration, development and mineral property lease expenses for 2006 also include $521,278 of exploration expenses recorded for the Northern Champion property, including the acquisition cost of the property of $498,380.  Such expenses for the Northern Champion property in 2007 totaled $13,145.

General and administrative expenses were $3,194,094 and $2,431,518 for the years ended December 31, 2007 and 2006, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office personnel, legal and professional fees, and stock-based compensation expense.  The increase in the current year is primarily the result of increases in legal and professional fees and additional compensation for executives that were put under contract in 2006.

Accretion expense and depreciation and amortization expense for the year ended December 31, 2007 increased from levels recorded for the year ended December 31, 2006 primarily due to the operations of the Ashdown LLC.

Because we were unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and have idled the project, we wrote off the reclamation asset recorded pursuant to the requirements of SFAS No. 143, resulting in an expense of $1,826,140 in the year ended December 31, 2006.  We had no similar write down of reclamation costs in 2007.

Other Income (Expense)

During the year ended December 31, 2007, interest income increased to $121,822 from $6,463 for the year ended December 31, 2006.  The increase in interest income in the current year is due to increased interest-bearing deposits resulting primarily from the sale of our common stock in a private offering in April 2007.

During the year ended December 31, 2007, interest expense decreased to $275,981 from $1,152,607 for the year ended December 31, 2006.  This decrease resulted from two factors.  First, a portion of the $2,000,000 premium obligation recorded as interest expense in the Schnack financing agreement was expensed in the first nine months of 2006.  In addition, during the current year, we have repaid $802,275 of notes payable and long-term debt and $250,000 of amounts due related parties.

Our other income has been favorably impacted by our continued efforts to extinguish accounts payable and debt, resulting at times in a gain on extinguishment of debt.  During the year ended December 31, 2007, we reported a net gain on extinguishment of debt of $537,309, resulting from the elimination of amounts payable pursuant to the Schnack financing agreement, subsequent conversion of certain amounts to a production payment obligation to Crestview, and from agreements reached to extinguish certain accounts payable.  During the year ended December 31, 2006, we extinguished certain obligations related to the Contact Mine, the Mineral Ridge property and amounts payable to related parties.  We reached agreement with various parties pursuant to which a total of $6,143,692 of debt has been extinguished.  Net of a loss on extinguishment of amounts due to related parties of $830,839 from the issuance of common shares where the market value of the common stock exceeded the recorded amount of the debt paid on the date the shares were issued, we recognized a gain on extinguishment of debt of $5,312,853.  The extinguishment of debt has significantly improved the working capital position of the Company.

During the year ended December 31, 2006 we reported a gain on the sale of mineral properties of $162,041 related to the execution of a quitclaim deed conveying our interest in and to certain unpatented mining claims at the Contact Property in exchange for common shares of Enexco valued at $162,041.  We did not sell any mineral properties in the year ended December 31, 2007.

The remaining other income (expense) amounts reported in the years ended December 31, 2007 and 2006 consisted of gain or loss on disposal of property and equipment and other income incidental to our operations, and were not material.

Net Income (Loss)

After adding our minority interest member’s share of net income from the Ashdown LLC, our net loss for the year ended December 31, 2007 was $2,350,435.  For the year ended December 31, 2006, after excluding our minority interest member’s share of net loss from the Ashdown LLC, our net loss for the year ended December 31, 2006 was $4,080,554.

Liquidity And Capital Resources

The Company has a history of operating losses since its inception in 1997, and had an accumulated deficit of $37,565,720 and a working capital deficit of $739,673 at December 31, 2007.

Primarily as a result of the completion of our private offering of common stock in April 2007, we had $2,173,811 in cash and cash equivalents at December 31, 2007. We believe our current cash and cash equivalents will not be sufficient for our current level of operations in the near term, unless the Ashdown LLC can reach a successful level of operations and sales.  We anticipate expenditures for 2008 will exceed the levels incurred in 2007, particularly at the Ashdown mine.  Our operating costs and expenses could increase or decrease significantly, at any time during the next twelve months, based on exploration results and decisions about releasing or acquiring additional properties, among other factors. We believe that in the short-term the Ashdown LLC will retain significant portions of the proceeds from the sale of molybdenite concentrates to expand and improve operations at the Ashdown mine and mill.  In addition, as more fully described in the notes to the consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment obligations entered into to provide development funds for the Ashdown project. Consequently, we will require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.  We also intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008, including over 60,000 feet of planned drilling.

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

In the next 12 months, we anticipate purchasing or leasing certain capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and surface process facilities.  These items include underground hauling machines and muckers and various surface equipment including front-end loaders, forklifts, drilling equipment and small haul trucks.  Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000 per unit.  We anticipate funding these capital equipment expenditures with funds we receive from any molybdenum, gold and silver production revenues we may generate or from debt and equity financing.  All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project.  The pickup trucks we intend to purchase will be for our staff professionals only. All contractors will provide their own vehicles.

We also anticipate conducting drilling activities for approximately 60,000 feet of drilling (estimated  cost of $1,400,000) at Mineral Ridge, completing ongoing reserve calculations and feasibility work (estimated cost of $400,000) at Mineral Ridge, completing the Company’s portion of 30,000 feet of drilling at Ashdown (estimated cost of $500,000) and completing the development work, engineering and feasibility work on expansion of the Ashdown operations (estimated cost of $1,480,000).

During the year ended December 31, 2007, we used net cash of $2,285,886 in operating activities, compared to $4,919,742 net cash used in operating activities during the year ended December 31, 2006.  The decrease in net cash used in operating activities in the current fiscal year was attributed to the increased sales at the Ashdown LLC.

During the year ended December 31, 2007, net cash used in investing activities was $754,600, comprised of $360,000 cash contributed to capital by our minority interest member of the Ashdown LLC and $40,000 proceeds from the sale of property and equipment, net of cash used to purchase property and equipment of $654,600, primarily for the Ashdown project, and $500,000 cash distributions to our minority interest member of the Ashdown LLC.  Net cash provided by investing activities for the year ended December 31, 2006 was $332,473, consisting of $440,000 cash contributed to capital by our minority interest member of the Ashdown LLC and $86,075 proceeds from the sale of property and equipment, partially offset by the purchase of property and equipment of $193,602.

During the year ended December 31, 2007, net cash provided by financing activities was $4,735,265.  Our liquidity needs were primarily met from the net proceeds of $6,744,505 from the sale of 23,441,066 of our common shares in a private offering in April 2007 and pursuant to the Common Stock Purchase Agreement with Fusion Capital.  In addition, we received $186,045 in cash proceeds from the exercise of common stock warrants.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $338,469, notes payable and long-term debt of $802,275, amounts due to related parties of $250,000 and the payments of production payment obligation – related party of $804,541.

During the year ended December 31, 2006, net cash provided by financing activities was $5,056,126, consisting of $4,177,504 from the sale of common stock, $139,610 from the exercise of options and warrants, $145,000 proceeds from amounts due related parties, $265,000 proceeds from notes payable and $650,000 proceeds from the production payment purchase agreement, partially offset by payments of amounts due related parties of $273,048 and notes payable and long-term debt of $47,940.

On July 13, 2005, the Company entered into a Common Stock Purchase Agreement (the “Original Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital had agreed, under certain conditions, to purchase on each trading day $12,500 of the Company’s common stock up to an aggregate of $6 million over a twenty-four (24) month period.  On January 19, 2006, the Company and Fusion Capital entered into a Termination Agreement whereby the parties terminated the Original Purchase Agreement.  On January 20, 2006, the Company entered into a new Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital.  Under the Purchase Agreement, Fusion Capital committed to purchase up to $6 million of the Company’s common stock over a twenty-four (24) month period.  On April 23, 2007, the Company terminated the Purchase Agreement.

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

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500.000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  During 2005 and 2006, $1,500,000 was advanced to the Company pursuant to this agreement, with $904,567 of the proceeds allocated to deferred revenue – related party, a current liability.  With the commencement of mining operations at the Ashdown mine, the Company has reclassified the deferred revenue to a production payment obligation, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  During the year ended December 31 2007, we made payments totaling $804,541, reducing the obligation to a balance of $100,026 at December 31, 2007.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.

On February 6, 2008 the Company bought out the membership interests of two members of Ashdown Milling, in exchange for 1,866,667 shares of its common stock and $139,092 cash paid to each of them.  As a result their membership interests in Ashdown Milling were extinguished and the Company’s production payment to be paid to Ashdown Milling was reduced from a 12% net smelter returns royalty on the minerals produced to 7.2%.

At December 31, 2007, we had a production payment obligation of $1,974,456 to Crestview Capital Master, LLC (“Crestview”) resulting from the June 13, 2007, Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview.  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company the assignment of the Company’s purchase rights under the Schnack Restructuring Agreement in consideration of Crestview paying the seven hundred fifty thousand dollar ($750,000) payment due Schnack and Crestview immediately exercising the Company’s purchase rights to acquire the production payment, along with certain amendments to the Restructuring Agreement, for a combined purchase amount paid by Crestview to Schnack equal to one million seven hundred ninety-four thousand nine hundred sixty dollars ($1,794,960).

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

As a result of the Purchase Agreement and related agreements, the liabilities of the Company were reduced by five hundred twenty thousand five hundred four dollars ($520,504), which has been recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2007.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying consolidated balance sheet at December 31, 2007.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

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

10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003

10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005

10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005

10.27	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006

10.28	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.29	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.30	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.31	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006

10.32	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006

10.33	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006

10.34	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006

10.35	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.36	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.37	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.38	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.39	2006 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.40	2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.41	Production Payment Purchase Agreement and Assignment, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.42	Registration Rights Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.43	Security Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 29, 2007

10.44	Notice of Assignment, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 29, 2007

10.45	Settlement Agreement and Release dated September 14, 2007, by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company	Provided herewith

10.46	Addendum to Production Payment Purchase Agreement between the Company and Ashdown Milling Company LLC dated February 6, 2008	Provided herewith

10.47	Amended Settlement Agreement and Release dated March 21, 2008, by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company	Provided herewith

21	Subsidiaries of Golden Phoenix Minerals, Inc.	None

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Golden Phoenix did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2007.  Golden Phoenix did file the following report on Form 8-K during the first quarter of its fiscal year ended December 31, 2008:

On January 7, 2008, Golden Phoenix filed a Form 8-K to announce that effective January 1, 2008, Jeffrey Tissier resigned for personal reasons as a member of the Board of Directors and as the Chairman of the Audit Committee of the Company.  And that effective January 1, 2008, Joan Y. Brown has been appointed to the Board of Directors and has been named Chairperson of the Audit Committee of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal independent accountants for the performance of the audits for the years ended December 31, 2007 and 2006 were HJ & Associates, LLC.

(a) Audit Fees. For the fiscal years ended 2007 and 2006, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $78,750 and $80,820, respectively.

(b) Audit-Related Fees. For the fiscal years ended December 31, 2007 and 2006, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

(c) Tax Fees. For the fiscal years ended December 31, 2007 and 2006, fees billed for tax compliance services were $6,400 and $3,515.  There was no tax-planning advice provided in 2007 or 2006.

(e) Other Fees. For the fiscal years ended December 31, 2007 and 2006 there were no fees billed for services other than services described above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: March 31, 2008	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2008	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Caldwell	Chief Executive Officer and Director	March 31, 2008
David A. Caldwell

/s/ Robert P. Martin	President and Secretary	March 31, 2008
Robert P. Martin

/s/ Ronald L. Parratt	Director	March 31, 2008
Ronald L. Parratt

/s/ Joan Y. Brown	Director	March 31, 2008
Joan Y. Brown

/s/ Corby G. Anderson	Director	March 31, 2008
Corby G. Anderson

/s/ Kent D. Aveson	Director	March 31, 2008
Kent D. Aveson

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Golden Phoenix Minerals, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Phoenix Minerals, Inc. at December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Golden Phoenix Minerals, Inc.'s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $37,565,720 and has a working capital deficit of $739,673 at December 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2008

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$2,173,811
Receivables	951,873
Prepaid expenses and other current assets	153,962
Inventories	402,483
Marketable securities	163,958
Total current assets	3,846,087

Property and equipment, net	1,815,654

Other assets:
Restricted funds – reclamation obligations	2,246,824
Prepaid bond insurance premiums	277,276
Deposits	163,009
Total other assets	2,687,109

$8,348,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$891,836
Accrued liabilities	980,287
Current portion of severance obligations	132,158
Current portion of long-term debt	103,721
Production payment obligation – related party	100,026
Production payment obligation	1,974,456
Amounts due to related parties	403,276
Total current liabilities	4,585,760

Long-term liabilities:
Reclamation obligations	3,312,562
Severance obligations	166,595
Long-term debt	123,164
Total long-term liabilities	3,602,321

Total liabilities	8,188,081

Commitments and contingencies

Minority Interest	34,034

Stockholders’ equity:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—
Common stock; no par value, 400,000,000 shares authorized, 180,552,639 shares issued and outstanding	37,690,538
Other comprehensive income	1,917
Accumulated deficit	(37,565,720)
Total stockholders’ equity	126,735

$8,348,850

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Sales	$10,398,361	$176,777

Operating costs and expenses:
Costs of mining operations	8,868,308	1,593,607
Exploration, development and mineral property lease expenses	449,598	2,909,404
Accretion expense	190,811	169,584
General and administrative expenses	3,194,094	2,431,518
Depreciation and amortization expense	232,747	104,616
Write off of reclamation asset	—	1,826,140

Total operating costs and expenses	12,935,558	9,034,869

Loss from operations	(2,537,197)	(8,858,092)

Other income (expense):
Interest income	121,822	6,463
Interest expense	(275,981)	(1,152,607)
Gain (loss) on extinguishment of debt	537,309	5,312,853
Gain on sale of mineral properties	—	162,041
Gain (loss) on disposal of property and equipment	19,713	(53,018)
Other income (expense)	—	19,739

Total other income (expense)	402,863	4,295,471

Loss before minority interest and income taxes	(2,134,334)	(4,562,621)

Minority interest in net (income) loss of consolidated joint venture	(216,101)	482,067

Loss before income taxes	(2,350,435)	(4,080,554)

Provision for income taxes	—	—

Net loss	$(2,350,435)	$(4,080,554)

Loss per common share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding	172,926,174	144,698,413

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2007 and 2006

	Common Stock		Common Stock	Other Comprehensive	Accumulated
	Shares	Amount	Subscribed	Income	Deficit	Total
Balance, January 1, 2006	136,380,087	$23,062,607	$28,686	$—	$(31,134,731)	$(8,043,438)
Issuance of common stock for cash	11,901,992	4,237,504	(60,000)	—	—	4,177,504
Issuance of common stock for directors fees	20,589	9,038	—	—	—	9,038
Issuance of common stock for services	266,427	123,074	—	—	—	123,074
Issuance of common stock for production payment purchase agreement	700,000	227,100	(7,900)	—	—	219,200
Issuance of common stock for exploration and development expenses	735,000	373,380	—	—	—	373,380
Issuance of common stock upon exercise of options and warrants	741,400	139,610	—	—	—	139,610
Issuance of common stock for payment of debt	3,318,515	1,408,995	—	—	—	1,408,995
Warrants issued as inducements to enter into agreements	—	196,075	(20,786)	—	—	175,289
Stock-based compensation	—	483,160	—	—	—	483,160
						(934,188)
Comprehensive net income calculation:
Net loss	—	—	—	—	(4,080,554)	(4,080,554)
Net unrealized gain on marketable securities	—	—	—	43,902	—	43,902
Net comprehensive income	—	—	—	—	—	(4,036,652)
Balance, December 31, 2006	154,064,010	30,260,543	(60,000)	43,902	(35,215,285)	(4,970,840)
Issuance of common stock for cash	23,441,066	7,034,999	60,000	—	—	7,094,999
Issuance of common stock for stock issuance costs	150,000	—	—	—	—	—
Stock issuance costs	—	(350,494)	—	—	—	(350,494)
Issuance of common stock for services	393,990	144,106	—	—	—	144,106
Issuance of common stock for payment of debt	423,728	125,000	—	—	—	125,000
Issuance of common stock upon exercise of options and warrants	2,079,845	373,645	—	—	—	373,645
Issuance of warrants for interest expense	—	7,308	—	—	—	7,308
Stock-based compensation	—	95,431	—	—	—	95,431
						2,519,155
Comprehensive net income calculation:
Net loss	—	—	—	—	(2,350,435)	(2,350,435)
Net unrealized loss on marketable securities	—	—	—	(41,985)	—	(41,985)
Net comprehensive income	—	—	—	—	—	(2,392,420)
Balance, December 31, 2007	180,552,639	$37,690,538	$—	$1,917	$(37,565,720)	$126,735

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,350,435)	$(4,080,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,747	104,616
Accretion expense	190,811	169,584
Stock-based compensation	95,431	483,160
(Gain) loss on disposal of property and equipment	(19,713)	53,018
Bad debt expense	116,407	—
Issuance of common stock for services	144,106	126,826
Issuance of warrants for interest expense	7,308	31,993
Gain on extinguishment of debt	(537,309)	(5,312,853)
Minority interest in net income (loss) of joint venture	216,101	(482,067)
Property and equipment expensed to supplies	—	1,572
Write off of reclamation asset	—	1,826,140
Issuance of common stock for exploration and development expenses	—	373,380
Gain on sale of mineral properties	—	(162,041)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(932,696)	124,416
Decrease in prepaid expenses and other current assets	200,875	264,747
Increase in inventories	(355,227)	(24,957)
Increase in restricted funds – reclamation obligations	(69,329)	(180,638)
Increase in deposits	(102,248)	(12,381)
Increase in accounts payable	469,148	378,131
Increase in accrued and other liabilities	283,511	1,067,718
Increase in reclamation obligations	124,626	330,448

Net cash used in operating activities	(2,285,886)	(4,919,742)

Cash flows from investing activities:
Purchase of property and equipment	(654,600)	(193,602)
Proceeds from the sale of property and equipment	40,000	86,075
Minority interest capital contributions to joint venture	360,000	440,000
Cash distributions from joint venture to minority interest	(500,000)	—

Net cash provided by (used in) investing activities	(754,600)	332,473

Cash flows from financing activities:
Net proceeds from the sale of common stock	6,744,505	4,177,504
Proceeds from the exercise of options and warrants	186,045	139,610
Payments of severance obligations	(338,469)	—
Payments of notes payable and long-term debt	(802,275)	(47,940)
Payments of amounts due to related parties	(250,000)	(273,048)
Payments of production payment obligation – related party	(804,541)	—
Proceeds from notes payable	—	265,000
Proceeds from amounts due to related parties	—	145,000
Proceeds from production payment purchase agreement	—	650,000

Net cash provided by financing activities	4,735,265	5,056,126

Net increase in cash	1,694,779	468,857
Cash and cash equivalents, beginning of year	479,032	10,175

Cash and cash equivalents, end of year	$2,173,811	$479,032

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Note 1:  Description of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company formed in Minnesota on June 2, 1997.  On September 21, 2007, at the Company’s Annual Meeting of Shareholders, the shareholders of the Company voted in favor of a Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada.  The Company expects to reincorporate into the State of Nevada within the next several months.  The Company’s business includes acquiring and consolidating mineral properties that the Company believes have a high potential for new mineral discoveries and profitability.  The Company’s focus is on properties containing gold, silver and molybdenum that are located in Nevada.  As of February 25, 2008, the Company had proven reserves of molybdenum of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.

The Company’s primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”) in which the Company currently owns a 60% member interest (and has claim, though contested, to an additional 9.5% interest), and the Mineral Ridge mine.  Both properties are located in Nevada.  Management’s near-term goals are to extract molybdenum deposits at Ashdown and to develop a plan for profitable production of gold and silver at Mineral Ridge.

Accounting Method

The Company’s consolidated financial statements are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting.  The Company has elected a December 31 year-end.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by Golden Phoenix Minerals, Inc. through its 60% member interest.  The consolidated financial statements for 2006 include the operations and cash flows of the Ashdown LLC from September 28, 2006, the date of formation of the Ashdown LLC.  All significant inter-company balances and transactions have been eliminated.

Minority Interest

As of December 31, 2007, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company.  The operating income of the Ashdown LLC for the year ended December 31, 2007 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby increasing the Company’s net loss.  Similarly, the operating loss of the Ashdown LLC for the year ended December 31, 2006 was allocated 40% to Win-Eldrich Gold, Inc., thereby reducing the Company’s net loss.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements in order for them to conform to the classifications used for the current year presentation.

Concentrations

Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash in bank and receivables.  The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation up to $100,000.  The Company’s account balances, at times, may exceed federally insured limits.  The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.  As of December 31, 2007, substantially all of the Company’s receivables were comprised of amounts due from the purchaser of the Ashdown molybdenite concentrates.  Management does not believe significant credit risk exists for these receivables at December 31, 2007.

Concentration of Operations — The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

In each of the years ended December 31, 2007 and 2006, 100% of the Company’s sales consisted of sales to one party of molybdenite concentrates produced by the Ashdown LLC.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  The Company had cash equivalents of $2,200,377 at December 31, 2007.  As of December 31, 2007, the Company had $29,935 of cash that is federally insured.  All remaining amounts of cash either exceed federally insured limits or are not covered by federal deposit insurance.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts was $116,407 at December 31, 2007.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

Inventories

Materials and supplies inventories are stated at the lower of cost (using the average cost method) or market.  Market is determined on the basis of estimated realizable values.

Molybdenite concentrate finished goods inventories are stated at the lower of cost (using current period production costs) or market.  Market is determined on the basis of current sales prices per pound of the molybdenite concentrates.

Marketable Securities

Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties (Note 4).  The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The marketable securities are stated at fair value based on market quotes.  Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ equity in the Company’s consolidated balance sheet.  The total net unrealized loss on this investment for the year ended December 31, 2007 was $41,985, and the total net unrealized gain on this investment for the year ended December 31, 2006 was $43,902.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Buildings	5-40 years
Mining and milling equipment	3-7 years
Vehicles	5 years
Computer equipment	3-5 years
Furniture and equipment	5-7 years

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2007, the Company had no proven or probable reserves at the Ashdown property and has temporarily idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  Accordingly, through December 31, 2007, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

As of February 25, 2008, the Company had proven reserves of molybdenum of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.

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

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge and Ashdown properties which are included in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted effective January 1, 2003 (see Note 8).

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

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,552,000. (see Note 19).

Stock-Based Compensation and Equity Transactions

The Company has stock-based compensation plans, which are described more fully in Note 16.  On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option awards to employees and directors following the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation expense for employee and director stock options was reflected in the Company’s consolidated statements of operations prior to 2006 as all options granted generally had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.  The Company reported pro-forma disclosures of net loss and loss per share as if the fair value method of valuing stock options had been applied.

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

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 17,911,573 and 9,572,317 shares of common stock were outstanding at December 31, 2007 and 2006, respectively.  No options or warrants were included in the 2007 and 2006 computation of diluted weighted average number of shares because the effect would have been anti-dilutive.

Preferred Stock/Common Stock

The Company has authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of December 31, 2007, there were no shares of preferred stock outstanding. The Company has authorized 400,000,000 shares of no par value common stock as of December 31, 2007.

Advertising Expense

The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its consolidated financial statements.

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

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007.  The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.  To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its financial condition and results of operations.

Note 2:  Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has experienced losses since its inception in 1997.  It has not generated revenues sufficient to cover its operating costs and has an accumulated deficit of $37,565,720 and a working capital deficit of $739,673 at December 31, 2007, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities until sufficient revenues can be generated from operations.  During the year ended December 31, 2007, the Company received net proceeds from the sale of its common stock of $6,744,505 and proceeds from the exercise of options and warrants of $186,045.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and for the year ended December 31, 2007, generated sales of $10,398,361, which has funded a significant portion of the Company’s operating costs and expenses.  Because commercial operations only recently commenced at the Ashdown property and the Ashdown LLC has not sustained a consistent level of production, the Company cannot predict the future operating cash flows from the Ashdown LLC.  However, the Company anticipates that operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment and debt obligations have been satisfied, will contribute to the working capital of the Company.  As of February 25, 2008, the Company had identified proven reserves of molybdenum of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.

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

Note 3:  Ashdown Project LLC

The Ashdown molybdenum-gold project is located about 115 miles northwest of Winnemucca in Humboldt County, Nevada.  The property covers about nine (9) square miles and is controlled by 293 unpatented mining claims.  The Ashdown property was secured under a Letter Agreement with Win-Eldrich Mines (“Win-Eldrich”) executed on February 5, 2004.  The terms of the joint venture agreement gave the Company the right to earn 60%, as manager and operator of project, from Win-Eldrich (40%) as owner of the property.  The Company could earn an undivided, vested 60% interest in the project in either of two (2) ways: (1) by placing the project into profitable production using a small mill, or (2) spending $5,000,000 toward development of the project.  Upon signing the agreement, the Company paid Win-Eldrich $50,000, and starting three (3) months after the signing paid a monthly sum of $5,000 through December 2006.  In May 2006, the Company exceeded the $5,000,000 benchmark for development expenditures at Ashdown and formally notified Win-Eldrich that the Company had vested its 60% interest as provided under clause (2) of the Letter Agreement.

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Company has served as the initial Manager of the Ashdown LLC and will continue to serve as Manager until such time that the Management Committee determines that the Ashdown LLC should either retain the Company as the Manager for an additional period of time, or manage the Ashdown LLC itself, with the Mine General Manager and the other officers of the Ashdown LLC being responsible for the day-to-day operations.  Additionally, on September 28, 2006, the Company entered into a Contribution Agreement with the Ashdown LLC in order to recognize that the Company had incurred actual expenditures at the Ashdown Mine of not less than $5,000,000 and to contribute all of its right, title and interest in the Mill, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between the Company, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the Ashdown LLC.  The Company agreed with the Ashdown LLC that value of its contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC.  Simultaneously with the entry into the Contribution Agreement by the Company, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the Ashdown LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the Ashdown LLC at an agreed-upon value of the contribution of $3,333,333.

Because the mineral property operated by the Ashdown LLC did not have proven or probable reserves as defined by the Securities and Exchange Commission Guide 7, the $5,000,000 in development expenditures incurred by the Company at the Ashdown project have been expensed by the Company as incurred, with the exception of the cost of the mill and other tangible property and equipment, along with certain reclamation bonds and deposits contributed by the Company to Ashdown LLC.  Therefore, the Ashdown LLC capital account of the Company, and the Company’s investment in the Ashdown LLC, will not include the $5,000,000 of development expenditures incurred on behalf of the Ashdown LLC.  Similarly, the agreed-upon value of $3,333,333 of the personal property and unpatented mining claims contributed to capital by Win-Eldrich Gold, Inc. will not be included in its Ashdown LLC capital account due to the uncertainty of the carryover cost basis of these assets to Win-Eldrich Gold, Inc. as determined under United States generally accounting principles.

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

Pursuant to the terms of a Letter Agreement dated September 28, 2006 (the “Letter Agreement”) entered into as part of the organization of the Ashdown LLC, on November 1, 2006, the Company believes that Win-Eldrich Gold, Inc. was required to pay the Company the aggregate amount of $309,391 related to the joint venture.  On December 4, 2006, the Company informed Win-Eldrich Gold, Inc. that it was in default under the Letter Agreement, that the 30-day cure period had expired and that the matter had been referred to the Company’s Board of Directors for further consideration.  On December 20, 2006, the Company notified Win-Eldrich Gold, Inc. of its intention, pursuant to the remedial provisions of the Letter Agreement, to invoke the remedy of dilution under subsection 7.5.2(a) of the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) to decrease Win-Eldrich Gold, Inc.’s Ownership Interest from 40% to 30.5% and increase the Company’s Ownership Interest from 60% to 69.5%.  Win-Eldrich Gold, Inc. disagrees that it is in default under the Letter Agreement and the Company anticipates that this disagreement will be resolved by an amicable agreement or under the dispute resolution provisions of the Operating Agreement providing for mediation and binding arbitration.  While the Company is confident that its interpretation of the Letter Agreement and the remedial provisions of the Operating Agreement are correct, until the disagreement is resolved pursuant to the dispute resolution provisions of the Operating Agreement, or by the ongoing settlement discussions between the parties, it is uncertain whether the Company’s Ownership Interest in the Ashdown LLC will remain at 60% or increase to 69.5%. The Company does not anticipate that this disagreement will have a material adverse effect on the Ashdown LLC’s operations or on the Company’s consolidated financial condition or results of operations.  Through December 31, 2007 the consolidated financial statements reflect the Company’s Ownership Interest in the Ashdown LLC at 60%.

As more fully described in Notes 11 and 12, the Company’s share of production distributions from the LLC are encumbered by certain financing agreements.

As of February 25, 2008, the Company had identified at Ashdown proven reserves of molybdenum of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78%.

Note 4:  Mineral Properties

The Company’s two primary mining property assets are the Ashdown molybdenum project operated by the Ashdown LLC (Note 3) and the Mineral Ridge gold mine.  Management’s near-term goal is to extract the known molybdenum deposits at Ashdown and develop a plan for profitable production of gold and silver at Mineral Ridge.

As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property.

Mineral Ridge Property

On November 7, 2000, the Company purchased the Mineral Ridge gold mine and related land, property and equipment located near Silver Peak, Nevada (“Mineral Ridge”).  The mine was acquired out of bankruptcy and the trustee was conducting only minimum maintenance activities at the time.  The permits associated with the Mineral Ridge mining operations had either expired or were under review by the State of Nevada and the Bureau of Land Management at the time of the purchase.  Since then, the Company has obtained new permits based upon a revised Plan of Operations/Environmental Assessment (“POA”) and posted an updated reclamation surety bond of approximately $2,700,000.  The Mineral Ridge mine was placed in full operation in the spring of 2004.

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie, as outlined in an independent third party engineering and feasibility study completed in May 2003 by Behre Dolbear & Company, Inc., an outside consultant (“Behre Dolbear”).  The feasibilility study identified 156,504 ounces of gold that could be recovered using a cyanide heap leaching process, including 10,000 recoverable ounces estimated to be on the leach pad. Silver values were not economically significant in the mineralized material at Mineral Ridge and were not included in these reserve calculations.  The property holds further mineral potential with identified targets potentially containing additional gold mineralization.

Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.  Operations have yielded certain amounts of precious metal product that has been sold resulting in total revenues of approximately $2.3 million in 2005 and 2004.  Under-performance of the leach pads and associated high production costs resulted from the Company’s failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study.  On January 12, 2005, the Company announced its decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. The Company intends to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008.  It is expected that this work, which is being contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  On April 18, 2006, the Company executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.

Pursuant to the terms of the agreement, the Company was obligated to pay $125,000 in four (4) equal quarterly installments of $31,250 commencing on August 15, 2006.  Each payment was to be distributed as follows, $9,991.50 to Mr. Lalonde, $9,247.45 to each of Messrs. Robitaille and Davis, and $2,763.61 to Mr. Dockweiler.  In addition, the agreement provided that the Company would issue 735,000 shares of the Company’s common stock to the Vendors.  Mr. Lalonde received 235,000 shares, each of Messrs. Robitaille and Davis received 217,500 shares and Mr. Dockweiler received 65,000 shares.  The agreement also provides that the Vendors will retain a 3.3% Net Smelter Return (“NSR”) on the sales of minerals taken from the Northern Champion Property.  Each of Messrs. Lalonde, Robitaille and Davis will be entitled to receive 1% of the Net Smelter Return and Mr. Dockweiler will be entitled to receive 0.3% of the Net Smelter Return.  Additionally, the Company will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000.  The Company will have the ability to purchase 0.5% of said Net Smelter Return from each of Messrs. Lalonde, Robitaille and Davis and 0.15% of said Net Smelter Return from Mr. Dockweiler.

On February 12, 2007, the parties agreed to convert the remaining cash payments to an equivalent number of restricted shares valued at the market close of $0.295 on that date.  On February 16, 2007, 423,729 restricted shares were issued to the Vendors and the purchase was completed.  The Company now owns 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

All costs incurred by the Company in connection with the Northern Champion Property, including acquisition costs, have been expensed to exploration and development costs.

Gain on Sale of Mineral Properties

On June 27, 2006, the Company executed a Quitclaim Deed conveying its interest in and to the six unpatented mining claims at the Contact Property known as the “Red Metal” Claims to International Enexco Ltd. (“Enexco”) in exchange for 100,000 shares of Enexco.  The stock certificate was received by the Company on July 21, 2006 and the Company valued the Enexco Shares as of that date at CDN $1.85 per share or USD $1.62 per share, resulting in a gain on sale of mineral properties of USD $162,041 reported for the year ended December 31, 2006.  The Company intends on holding the Enexco shares for the foreseeable future.  Accordingly, the Enexco shares are accounted for as securities-held-for sale in accordance with FAS 115.

Note 5:  Inventories

Inventories consist of the following at December 31, 2007:

Materials and supplies	$185,752
Finished goods	216,731

$402,483

Note 6:  Property and Equipment

Property and equipment consist of the following at December 31, 2007:

Land	$57,599
Buildings	242,122
Mining and milling equipment	1,736,337
Vehicles	79,930
Computer equipment	156,265
Support equipment	183,852
Office furniture and equipment	46,464
Construction in progress	124,203
2,626,772
Less accumulated depreciation and amortization	(811,118)

$1,815,654

For the years ended December 31, 2007 and 2006, the Company recorded depreciation and amortization expense of $232,747 and $104,616, respectively, related to property and equipment.

The Company had no material amounts of property and equipment under capital lease at December 31, 2007.

Note 7:  Restricted Funds – Reclamation Obligations

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy through December 31, 2007.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying consolidated balance sheet as of December 31, 2007.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At December 31, 2007, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $277,276 and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2007.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $408,200 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $41,972 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying consolidated balance sheet as of December 31, 2007.

Note 8:  Reclamation Asset and Obligations

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

During the years ended December 31, 2007 and 2006, the Company increased its reclamation obligation by $124,626 and $330,448, respectively, for the estimated reclamation costs of the Ashdown project.

Accretion expense related to the reclamation obligations for the years ended December 31, 2007 and 2006 was $190,811 and $169,584, respectively.

The following is a summary of the changes to the Company’s reclamation obligations:

Balance, December 31, 2005	$2,497,093
Ashdown reclamation obligations	330,448
Accretion expense	169,584
Balance, December 31, 2006	2,997,125
Ashdown reclamation obligations	124,626
Accretion expense	190,811

Balance, December 31, 2007	$3,312,562

Note 9:  Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2007:

Officers deferred compensation	$427,807
Accrued payroll and related	306,471
Other	246,009

$980,287

The officers deferred compensation is payable to the following officers or former officers of the Company:

Steven Craig (former officer)	$129,587
David Caldwell	166,670
Robert Martin	131,550

$427,807

Note 10:  Severance Obligations

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 13).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.    The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $166,595 is included in long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2007.

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

Under the terms of the Separation Agreement: (i) subject to a “Cash Call Delay”, the Company agreed to pay Mr. Ripley his deferred salary of $115,000 (balance of $98,750 as of December 31, 2006) in twelve (12) equal monthly installments starting in March 2007 as severance pay; (ii) subject to a Cash Call Delay, the Company agreed to pay Mr. Ripley a performance bonus in the amount of $195,000 in twelve (12) equal monthly installments starting in March 2007 as bonus pay, with the unpaid portion of the bonus pay accruing simple interest at the rate of 18% per annum; (iii) subject to a Cash Call Delay, the Company agreed to pay the outstanding balance of Mr. Ripley’s note payable and related accrued interest totaling $157,979, consisting of $89,897 in principal and $68,082 in accrued interest, in twelve (12) equal monthly installments starting in March 2007 as promissory note payments; (iv) the Company agreed to immediately vest the unvested portion of the Mr. Ripley’s stock options to purchase an aggregate amount of 30,000 shares of common stock granted pursuant to the Company’s Year 2002 Supplemental Employee/Consultant Stock Compensation Plan as of January 31, 2007 (the “Termination Date”); (v) Mr. Ripley agreed to a non-solicitation clause for a term of eighteen (18) months following the Termination Date; and (vi) Mr. Ripley provided the Company with a general release of liability and claims.  Under the Separation Agreement, a “Cash Call Delay” is defined as a cash call or any cash payment required of the Company in connection with the Ashdown Project LLC.

In addition, pursuant to the Separation Agreement, the Company and Mr. Ripley further agreed that all payments to Mr. Ripley that are subject to a Cash Call Delay are to be suspended for such month and such monthly payments are to be deferred until the next month with the payment terms to be extended by such number of cash call delay months, provided however, such repayment term will not exceed April 30, 2008.  The Company guaranteed that Mr. Ripley will receive at least one monthly installment of the payments due on or before April 1, 2007.  The total severance obligation to Mr. Ripley as of December 31, 2007 of $52,022, including accrued interest payable of $16,606, is included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2007.  Through December 31, 2007, no Cash Call Delays have occurred.

Note 11:  Production Purchase Agreement and Assignment

Schnack Agreements - On May 10, 2005, the Company entered into a financing agreement with William D. and Candida Schnack (“Schnack”) (the “Prior Schnack Agreement”) wherein Schnack could advance to the Company up to $1,000,000 secured by production and sale of molybdenum concentrates from the Ashdown property.  The advances were restricted to funding activities associated with the Ashdown mineral property.  Advances were to be disbursed in accordance with the achievement by the Company of pre-approved milestones as set forth in the Agreement.  In consideration of the advances, Schnack will receive the repayment of the advances, a premium of $2,000,000 and 1,000,000 two-year warrants to purchase common stock of the Company at an exercise price equal to $0.14 per share.  In addition, the Company agreed that, during the period that is two (2) years from the date of the Prior Schnack Agreement, in the event there is any dilution of the stock of the Company, the number of warrants to Schnack shall be increased to reflect this dilution.  Pursuant to this agreement, the Company received $735,000 in 2005 and $265,000 in 2006, and recognized $1,470,000 of the premium as interest expense in 2005 and $530,000 interest expense in 2006.

In conjunction with the anti-dilution provisions of the Prior Schnack Agreement, an additional 156,602 warrants were issued in 2006 and 2005, and the final 36,576 warrants valued at $7,308 were issued in May 2007.

On April 23, 2007, the Company entered into an Advance Sales Restructuring Agreement with Schnack (the “Restructuring Agreement”), which supersedes the Prior Schnack Agreement.  Terms of the Restructuring Agreement include: that it be effective upon the closing of private placement equity financing; to provide for an early payment of $1 million; the restructuring of the remaining amounts owed under the Prior Schnack Agreement into a Net Smelter Returns payment from the Company’s distributions from the Ashdown LLC; the exercise of Schnack’s warrants to purchase the Company’s common stock issued to Schnack pursuant to the Prior Schnack Agreement (the “Schnack Warrants”); and that the Company use its reasonable best efforts to include the shares purchased by Schnack upon the exercise of the Warrants on a registration statement to be filed with the SEC (which was done with a registration statement that went effective with the SEC in 2007).

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

On May 4, 2007, Schnack exercised 1,193,178 warrants, with total proceeds to the Company of $167,045, and the Company repaid $250,000 of the $1,000,000 advance.

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

As a result of the Purchase Agreement and related agreements, the liabilities of the Company have been reduced by five hundred twenty thousand five hundred four dollars ($520,504), which has been recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2007.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying consolidated balance sheet at December 31, 2007.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right remain registered with the U.S. Securities and Exchange Commission (which was initially done with a registration statement that went effective with the SEC in 2007), the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

The Company has determined, that in the event the market value per share of the Company’s common stock is greater than the $0.36 per share minimum conversion price per share, there is a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company will calculate the beneficial conversion feature at the end of each quarterly reporting period, and record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  At December 31, 2007, there was no beneficial conversion feature since the market price of the Company’s common stock was less that the $0.36 per share minimum conversion price.

Note 12:  Ashdown Milling Production Payment Purchase Agreement

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

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

With the commencement of mining operations at the Ashdown mine, the Company has reclassified the deferred revenue in 2007 to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  The Company made payments totaling $804,541 during 2007, reducing the obligation to a balance of $100,026 at December 31, 2007.  The Company subsequently bought out the member interests of two members of Ashdown Milling, thereby reducing its production payment obligation.  See Note 23.

Note 13:  Amounts Due to Related Parties

Amounts due to related parties, included in current liabilities, consist of the following at December 31, 2007:

	Principal	Interest	Total
Note payable to Kenneth Ripley, a former Chief Executive Officer of the Company, with interest at an annual rate of 18%, plus a 5% origination fee	$14,897	$27,675	$42,572

Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 10)	100,000	—	100,000

Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	212,908	47,796	260,704

	$327,805	$75,471	$403,276

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

Note 14:  Long-Term Debt

Long-term debt consists of the following at December 31, 2007:

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$9,138
Note payable to CitiFinancial, with final payment of $215 made in January 2008, secured by vehicle	215
Note payable to Komatsu Equipment Company, with principal payments of $240,000 on July 6, 2007, $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, includes $7,018 accrued interest, unsecured	182,475
Capital lease payable to GE Capital, payable at $1,272 per month through March 2009, secured by equipment	17,957
Capital lease payable to Thiessen Equipment Ltd., payable at $1,368 per month through December 2008, secured by equipment	17,100

Total	226,885
Less current portion	103,721

Long-term portion	$123,164

Future maturities of long-term debt are as follows:

Years Ending December 31:
2008	$103,721
2009	64,679
2010	58,485

$226,885

Note 15:  Gain on Extinguishment of Debt

During the years ended December 31, 2007 and 2006, the Company has continued its efforts to settle and extinguish certain obligations related to its mineral properties, notes payable and amounts payable to related parties.

As discussed in Note 11, during the year ended December 31, 2007, the Company realized a net gain on extinguishment of debt of $520,504 resulting from the elimination of amounts payable pursuant to the Schnack financing agreement, and subsequent conversion of certain amounts to a production payment obligation to Crestview.  The Company also realized a net gain on extinguishment of debt of $16,805 in 2007 from agreements reached to extinguish certain accounts payable.

The Company reached agreement with various parties during the year ended December 31, 2006 pursuant to which a total of $6,143,692 of debt was extinguished.  Net of a loss on extinguishment of amounts due to related parties of $830,839 from the issuance of common shares where the market value of the common stock exceeded the recorded amount of the debt paid on the date the shares were issued, the Company recognized a gain on extinguishment of debt of $5,312,853 for the year ended December 31, 2006.  The extinguishment of debt has significantly improved the working capital position of the Company.

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

Other Debt Extinguished

In 2007, the Company also reached a settlement agreement with American Asphalt and Grading, Inc. relating to payment for goods and services provided the Company at the Mineral Ridge property.  The parties agreed to the dismissal of all complaints and the release of all claims.  With resolution of the legal issues, the Company has stated the related accounts payable and accrued liabilities as of December 31, 2006 at the agreed-upon settlement amounts.  Accounts payable and accrued liabilities totaling $226,638 was extinguished, resulting in a gain on extinguishment of debt for the same amount recorded in December 2006.

In addition, during the fourth quarter of 2006, the Company recorded a gain on extinguishment of debt of $236,615 with the extinguishment of obligations to shareholders, including notes payable of $142,000 and related accrued interest of $94,615.

Note 16:  Stock Options and Stock-Based Compensation

In April 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options. The Company has reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option Incentive Plan. Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allows for up to 4,000,000 options to be granted (the “2002 Stock Option Incentive Plan”). In addition to these qualified plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principal employees for deferred salaries. The Company’s executive management administers the plan. Subject to the provisions of the 2002 Stock Option Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

On September 21, 2007, the shareholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”) providing nine percent (9%) of the total number of outstanding shares of common stock of the Company to be reserved and available for grant and issuance at the effective date of the 2007 Plan, with an increase at the beginning of each year if additional shares of common stock were issued in the preceding year so that the total number of shares reserved and available for grant and issuance, not including shares that are subject to outstanding awards, will be nine percent (9%) of the total number of outstanding shares of common stock of the Company on that date.  No more than two million (2,000,000) shares of common stock shall be granted in the form of Incentive Stock Options.  Under the 2007 Plan, grants may be made to any director, officer or employee of the Company or other person who, in the opinion of the Board, is rendering valuable services to the Company, including without limitation, an independent contractor, outside consultant, or advisor to the Company.

The Company has also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the years ended December 31, 2007 and 2006 of $95,431 and $483,160, respectively, has been included in general and administrative expense, and had no material impact on the basic and diluted loss per share reported by the Company for the years ended December 31, 2007 and 2006.  There was no stock compensation expense capitalized during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2007, options to purchase 180,000 shares of the Company’s common stock were issued to a consultant with an exercise price of $0.29 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	75.09%
Risk-free interest rate	4.16%
Expected life of options	5 years

The following table summarizes the stock option activity during 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	6,915,715	$0.22
Granted	180,000	$0.29
Exercised	(886,667)	$0.23
Expired or cancelled	(397,475)	$0.19

Outstanding at December 31, 2007	5,811,573	$0.22	2.29	$524,386

Options vested and exercisable at December 31, 2007	5,562,673	$0.22	2.16	$523,036

The aggregate intrinsic value provided for supplemental information in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.30 as of December 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations was $40,343.

Note 17:  Stock Warrants

A summary of the status of the Company’s stock warrants as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2006	2,656,602	$0.17

Granted	10,636,576	$0.40
Canceled / Expired	-	-
Exercised	(1,193,178)	$0.14

Outstanding, December 31, 2007	12,100,000	$0.38

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2007:

Expiration Date	Price	Number
2008	$ 0.20	800,000
2009	$ 0.20	700,000
2009	$ 0.40	10,600,000

		12,100,000

Note 18:  Stockholders’ Equity

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

During the year ended December 31, 2007, 3,441,066 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $1,034,999, or an average of $0.301 per share.

On April 23, 2007, the Company terminated the agreement with Fusion Capital.

In addition to the 23,441,066 common shares issued for cash to Fusion Capital and in the Private Offering, the Company issued 3,047,563 shares of its common stock during the year ended December 31, 2007 for the following consideration:  393,990 shares for services valued at $144,106; 423,728 shares issued for reduction of accounts payable of $125,000; 150,000 shares for stock issuance costs; and 2,079,845 shares issued for the exercise of options and warrants, $186,045 for cash, $27,373 reduction in accounts payable and $160,227 reduction in amounts due related parties.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the year ended December 31, 2007, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

During the year ended December 31, 2006, 11,901,992 shares of the Company’s common stock were purchased by Fusion Capital with proceeds to the Company of $4,237,504 (including a stock subscription receivable of $60,000 at December 31, 2006), or an average of $0.356 per share.

In addition to the 11,901,992 common shares issued for cash, the Company issued 5,781,931 shares of its common stock during the year ended December 31, 2006 for the following consideration:  266,427 shares for services valued at $123,074; 20,589 shares issued for directors’ fees; 3,318,515 shares issued in payment of debt of $1,408,995; 735,000 shares issued for exploration and development expenses (Note 4); 700,000 shares valued at $227,100 issued in connection with the Production Purchase Payment Agreement (Note 12); and 741,400 shares issued for the exercise of options and warrants totaling $139,610.  For the year ended December 31, 2006, the loss on extinguishment of debt repaid through the issuance of the Company’s common stock was $830,840.

Note 19:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2007	2006

Income tax benefit at statutory rate	$727,575	$1,591,416
Adjustments to net operating loss carry forward	567,184	(675,871)
Change in rate	(1,216,255)	-
Other	(12,924)	(5,134)
Depreciation and amortization	-	(66,137)
Write off of reclamation asset	-	(712,195)
Stock for services/options expense	-	(606,626)
Change in valuation allowance	(65,580)	474,547

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$7,999,868	$8,975,209
Reclamation obligation	1,059,936	-
Accrued expenses	294,062	408,095
Mineral properties	170,947	145,618
Allowance for doubtful accounts	39,578	-
Stock-based compensation	32,447	-
	9,596,838	9,528,922
Less valuation allowance	(9,552,365)	(9,486,785)
Net deferred tax assets	44,473	42,137

Deferred tax liabilities:
Depreciation	(43,821)	(42,137)
Unrealized gain on investments	(652)	-
Net deferred tax liabilities	(44,473)	(42,137)

Net deferred taxes	$-	$-

At December 31, 2007 the Company has a net operating loss carry forward available to offset future taxable income of approximately $23,000,000, which will begin to expire in 2008.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Fin 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, but in no state or local jurisdictions since all operations are currently conducted in the State of Nevada, which does not have a corporate income tax.  The Company also has immaterial operations in Canada.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2007 are subject to examination.

Note 20:  Commitments and Contingencies

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease that expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of three cents ($0.03) per square foot on each anniversary date.  In addition, the Company leases equipment and property at the Ashdown mine. In addition, the Company entered into a lease agreement for mining equipment at the Ashdown Property. The lease agreement provides for month-to-month rental payments totaling $28,700 through December 31, 2008.

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

The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2007.

2008	$533,651
2009	183,070
2010	183,700
2011	145,409
2012	56,400
Thereafter	695,600

Total	$1,797,830

Rental expense for all operating leases was $783,720 and $612,892 for the years ended December 31, 2007 and 2006, respectively.

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

Until such a time that the Company achieved an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company accrued and deferred the payment of Mr. Caldwell’s salary for the services to be rendered by him at the rate of One Hundred Forty Five Thousand and No/100 Dollars ($145,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually.  Thereafter, fifty percent (50%) of Mr. Caldwell’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to Crestview (see Note 11) and Ashdown Milling (see Note 12) finance programs relating to the Ashdown mine.

Mr. Caldwell’s salary was adjusted in June 2006 to One Hundred Sixty Five Thousand and No/100 Dollars ($165,000) annually, subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.  All of Mr. Caldwell’s salary was deferred during 2006 and 50% of Mr. Caldwell’s salary was deferred during 2007.

On February 13, 2006, Mr. Caldwell was granted 600,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share.  One fourth of the options vest each ninety (90) day period from the date of the grant date resulting in one hundred percent (100%) vesting on February 13, 2007.  The options have a term of five (5) years and are subject to other standard terms and conditions under the applicable stock option plan of the Company.  Mr. Caldwell has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty-four (24) months following termination of his employment.

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

Until such a time that the Company achieved an initial cash flow through sales of molybdenite concentrates at the Ashdown mine, the Company accrued and deferred the payment of Mr. Martin’s salary for the services to be rendered by him at the rate of One Hundred Thirty Five Thousand and No/100 Dollars ($135,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of the performance of his duties not less frequently than annually. Thereafter, fifty percent (50%) of Mr. Martin’s base salary will be deferred and accrued as an obligation of the Company until the Company has fully satisfied its financial obligations to the Crestview and Ashdown Milling finance programs relating to the Ashdown mine.

Once the Company achieves initial cash flow through sales of molybdenite concentrates at the Ashdown Mine and the Company has fully satisfied its financial obligations to the Crestview and Ashdown Milling finance programs relating to the Ashdown mine, Mr. Martin’s salary will be adjusted to One Hundred Fifty Five Thousand and No/100 Dollars ($155,000) annually (prorated for any portion of a year), subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.  All of Mr. Martin’s salary, at the rate of $135,000 was deferred during 2006 and 50% of Mr. Martin’s salary was deferred during 2007.

On February 13, 2006, Mr. Martin was granted 200,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share.  One fourth of the options vest each ninety (90) day period from the date of the grant date, resulting in one hundred percent (100%) vesting on February 13, 2007.  The options have a term of five (5) years and are subject to other standard terms and conditions under the applicable stock option plan of the Company.  Mr. Martin has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty-four (24) months following termination of his employment.

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

The Company will pay Mr. Prahl salary for the services to be rendered by him at the rate of $100,000 annually (prorated for any portion of a year) (“Annual Base Salary”), subject to increases, if any, as the Board may determine in its sole discretion after periodic review of Mr. Prahl's performance of his duties hereunder not less frequently than annually.  In the event that the Ashdown mine achieves three (3) shipments of 12 superstacks, each carrying in excess of 3900 pounds of MoS2, within a consecutive four (4) week period, the Company shall adjust the Annual Base Salary to the rate of $125,000 annually (prorated for any portion of a year).  In the event that Executive achieves six (6) shipments of 12 superstacks, each carrying in excess of 3,900 pounds MoS2, within a consecutive four (4) week period, the Company shall adjust the Annual Base Salary to the rate of $150,000 annually (prorated for any portion of a year).

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

On August 7, 2006, Mr. Prahl was granted 300,000 options with an exercise price of $0.325 per share.  One third of the options shall vest immediately, the second one third of the options shall vest on August 7, 2007 and the final one third of the options shall vest on August 7, 2008 resulting in 100% vesting on August 7, 2008.  The options have a term of five (5) years and are subject to other standard terms and conditions under the stock option agreement.  Mr. Prahl has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of twenty-four (24) months following termination of his employment.

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

Mr. Gauger was compensated $1,000 for services rendered in the month of December 2006, $4,000 for services rendered in the month of January 2007, $4,500 for services rendered in the month of February 2007 and $6,000 for services rendered in the month of March 2007 and each month thereafter.

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

Environmental Obligations

As part of the purchase of the Mineral Ridge mine and related assets, the Company is responsible for future closure, reclamation and remediation costs (See Notes 1 and 8). The Company prepared a reclamation plan for $2,693,000 that was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in May 2003.

The Company prepared a reclamation plan for the Ashdown Project, LLC for a total of $487,757, that was approved by the Nevada Department of Environmental Protection and the Bureau of Land Management in January and February  2008.  The Company has obtained a reclamation surety bond in connection with theses obligations (See Note 8).

The estimated future reclamation and remediation cost and related assets and liabilities have been recognized in the financial statements in accordance with SFAS 143 (See Note 8).

Litigation

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe.  The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation. Steven D. Craig was seeking stock options from Golden Phoenix Minerals, Inc. with regard to back salaries allegedly owed in the following amounts: 984,300 shares at 15 cents per share; 340,000 shares at 37 cents per share; and 250,000 shares at 15 cents per share.  Steven D. Craig was also seeking $5,500 for non-reimbursed expenses and $243,625 in deferred salaries with interest for both amounts.  Payments of deferred salaries totaling approximately $130,000 were made to Mr. Craig through December 31, 2007, resulting in a balance payable to Mr. Craig included in the consolidated balance sheet as of December 31, 2007 of approximately $130,000.

On September 20, 2006, the Company. filed an Answer to the Summons and Complaint.  On September 29, 2006, Golden Phoenix Minerals, Inc. filed a Third-Party Complaint naming Collette Crater-Craig as an interested party with regard to community property issues due to the recent termination of marriage between her and Steven D. Craig. The Third-Party Complaint sought declaratory relief to ascertain the respective parties’ rights and obligations with regard to the damages sought by the subject Complaint.  Collette Carter-Craig since became deceased on December 3, 2006.

On September 14, 2007 the parties reached a tentative settlement, and on March 21, 2008 reached a final settlement wherein the Company issued stock options for 984,300 shares of our Common Stock, with the underlying shares to be registered with the SEC. 492,150 stock options were issued to Mr. Craig and 492,150 stock options were issued to the Estate of Collette Carter-Craig.  The Company expects that a dismissal of this matter with prejudice will be filed within the next several months.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed to be owed by Golden Phoenix under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement.  Golden Phoenix’s share of these monies was $193,391.  The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law.  The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEG did not cure it's default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%.  WEG is currently contesting this dilution of its interest in the Ashdown LLC.  WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Annual Report, the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement.  Golden Phoenix expects this arbitration to be conducted in 2008.  In addition, WEG has notified Golden Phoenix of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  As of the date of this Annual Report, Golden Phoenix does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix reflect Golden Phoenix’s ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

Royalties

The Company is obligated to honor two (2) prior royalty agreements with respect to the Mineral Ridge project.  The first is to Mary Mining Company, which includes annual advance minimum royalty payments of $60,000, and a sliding-scale production royalty based on gold price divided by 100 in $50 increments with a cap at 8.5% (i.e. above a $850 per ounce gold price).  The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims.  This agreement includes a 1.0% sliding-scale production royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.

Consulting Agreements

The Company is obligated to pay W.G. Cook Ltd. (“Cook”) for services rendered for marketing and sales of molybdenum from the Ashdown mine as follows:

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

The Company is obligated to pay Seacoast Publishing $2,000 per month for a period from September 2007 through August 2008 for media relations services.

Note 21:  Related Party Transactions

As more fully discussed in Note 12, on September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling.  Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, $650,000 received in 2006 and $850,000 received in 2005, of which $904,567 has been recorded as a production payment obligation – related parties.  The Company made payments totaling $804,541 during 2007, reducing the obligation to a balance of $100,026 at December 31, 2007.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  The Company subsequently bought out the member interests of two members of Ashdown Milling, thereby reducing its production payment obligation. See Note 23.

As more fully discussed in Note 13, former officers of the Company have advanced funds to the Company in the form of interest-bearing promissory notes.  The Company has made payments of principal and interest on these obligations resulting in a current liability totaling $142,572 as of December 31, 2007, of which $27,675 represents accrued interest payable on one of the promissory notes.  The notes payable and accrued interest are payable in various amounts through February 2008.

The mill in operation at the Ashdown project was acquired from a former employee and the former manager of the Ashdown mine.  At December 31, 2007 a note payable to this related party resulting from this transaction and for rental payments and other amounts owed was $212,908, with accrued interest payable of $47,796.

As detailed in Note 9, the Company also has deferred compensation payable to officers or former officers totaling $427,807 at December 31, 2007.

Note 22:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2007 and 2006, the Company made no cash payments for income taxes.

During the years ended December 3, 2007 and 2006, the Company made cash payments for interest of $98,650 and $48,796, respectively.

During 2007, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and other comprehensive income for unrealized loss on marketable securities of $41,985.

•	Common stock was issued to pay accounts payable of $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced by $27,373 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced and long-term debt increased by $512,262.

•	Property and equipment was purchased through the issuance of debt of $48,049.

•	Notes payable and related accrued interest was reduced and production payment obligation was increased by $1,974,456.

•	The Company reclassified deferred revenue – related party of $904,567 to production payment obligation – related party.

•	Property and equipment was purchased through increase in accounts payable of $70,903.

•	Accounts payable was reduced and accrued liabilities increased by $63,083.

During 2006, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $43,902.

•	Common stock was issued to retire debt of $583,441.

•	Accounts payable of $387,908 was converted into a note payable to a related party.

•	A note payable of $100,000 was reclassified to amounts due related parties.

Note 23:  Subsequent Events

In January 2008, the Company issued 40,000 shares of its common stock pursuant to the exercise of stock options, which were exercised at $0.19 per share for total proceeds of $7,600.

In January 2008, the Company granted options to a director to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.21 per share.

On February 6, 2008 the Company bought out the membership interests of two members of Ashdown Milling, Charles D. Murphy and Acco Investment Inc. in exchange for 1,866,667 shares of its common stock and $139,091.91 cash paid to each of them.  As a result their membership interests in Ashdown Milling were extinguished and the Company’s production payment to be paid to Ashdown Milling was reduced from a 12% net smelter returns royalty on the minerals produced to 7.2%.

On March 21, 2008 the Company executed an Amended Settlement Agreement and Release by and among Steven D. Craig, Estate of Collett Crater-Craig and the Company, in exchange for the Company issuing 492,150 stock options to Mr. Craig and 492,150 stock options to the Estate of Collette Crater-Craig.

In March 2008, the Company issued 100,000 shares of its common stock to a consultant.

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

10.12	Common Stock Purchase Agreement, dated November 12, 2002, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed with the SEC on November 19, 2002

10.13	Agreement, dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company	Incorporated by reference to the Company’s Amendment No. 1 to Form SB-2 Registration Statement filed with the SEC on July 11, 2003

10.14	Common Stock Purchase Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.15	Registration Rights Agreement, dated January 20, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.16	Termination Agreement, dated January 19, 2006, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on January 23, 2006

10.17	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.18	Settlement Agreement, dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.19	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.20	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.21	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.22	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.23	Employment Agreement, dated March 13, 2006, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.24	Employment Agreement, dated March 22, 2006, by and between Golden Phoenix Minerals, Inc. and Larry A. Kitchen	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.25	Golden Phoenix/Schnack Agreement, dated May 10, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for May 10, 2005, as filed with the SEC on May 18, 2005

10.26	Letter of Extension, dated November 4, 2005, by and between the Company and William D. and Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for November 4, 2005, as filed with the SEC on November 15, 2005

10.27	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006

10.28	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.29	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.30	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.31	Letter Agreement, dated September 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006

10.32	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006

10.33	Second Amendment to Golden Phoenix/Schnack Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006

10.34	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006

10.35	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.36	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.37	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.38	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.39	2006 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.40	2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.41	Production Payment Purchase Agreement and Assignment, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.42	Registration Rights Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.43	Security Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 29, 2007

10.44	Notice of Assignment, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 29, 2007

10.45	Settlement Agreement and Release dated September 14, 2007, by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company	Provided herewith

10.46	Addendum to Production Payment Purchase Agreement between the Company and Ashdown Milling Company LLC dated February 6, 2008	Provided herewith

10.47	Amended Settlement Agreement and Release dated March 21, 2008, by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company	Provided herewith

21	Subsidiaries of Golden Phoenix Minerals, Inc.	None

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith