Form 10-Q
period 2008-03-31
GOLDEN PHOENIX MINERALS INC /MN/
filed 2008-05-15
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☒                                No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

As of May 15, 2008 there were 185,410,273 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$2,146,543	$2,173,811
Receivables	402,120	951,873
Prepaid expenses and other current assets	91,759	153,962
Inventories	384,034	402,483
Marketable securities	104,181	163,958
Total current assets	3,128,637	3,846,087

Property and equipment, net	2,393,768	1,815,654

Other assets:
Restricted funds – reclamation obligations	2,315,788	2,246,824
Prepaid bond insurance premiums	266,473	277,276
Deposits	145,549	163,009
Total other assets	2,727,810	2,687,109

	$8,250,215	$8,348,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$835,322	$891,836
Accrued liabilities	935,054	980,287
Current portion of severance obligations	80,136	132,158
Current portion of long-term debt	150,466	103,721
Production payment obligation – related party	—	100,026
Production payment obligation	1,974,456	1,974,456
Amounts due to related parties	735,038	403,276
Total current liabilities	4,710,472	4,585,760

Long-term liabilities:
Reclamation obligations	3,363,930	3,312,562
Severance obligations	146,561	166,595
Long-term debt	240,716	123,164
Total long-term liabilities	3,751,207	3,602,321

Total liabilities	8,461,679	8,188,081

Commitments and contingencies

Minority Interest	421,542	34,034

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; no par value, 400,000,000 shares authorized, 185,410,273 and 180,552,639 shares issued and outstanding, respectively	38,738,777	37,690,538
Common stock subscribed	60,000	—
Other comprehensive income (loss)	(57,860)	1,917
Accumulated deficit	(39,373,923)	(37,565,720)
Total stockholders’ equity (deficit)	(633,006)	126,735

	$8,250,215	$8,348,850

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Sales	$4,061,224	$798,112

Operating costs and expenses:
Costs of mining operations	2,817,741	1,599,474
Exploration, development and mineral property lease expenses	312,195	8,206
Accretion expense	51,368	45,619
General and administrative expenses	1,036,611	515,795
Depreciation and amortization expense	91,718	48,093
Royalties	1,158,337	—

Total operating costs and expenses	5,467,970	2,217,187

Loss from operations	(1,406,746)	(1,419,075)

Other income (expense):
Interest income	10,250	1,555
Interest expense	(22,699)	(163,155)
Loss on extinguishment of debt	(1,500)	—
Loss on disposal of property and equipment	—	(7,668)

Total other income (expense)	(13,949)	(169,268)

Loss before minority interest and income taxes	(1,420,695)	(1,588,343)

Minority interest in net (income) loss of consolidated joint venture	(387,508)	352,303

Loss before income taxes	(1,808,203)	(1,236,040)

Provision for income taxes	—	—

Net loss	(1,808,203)	(1,236,040)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(59,777)	80,272

Net comprehensive loss	$(1,867,980)	$(1,155,768)

Loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	182,855,246	156,082,727

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,808,203)	$(1,236,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	91,718	48,093
Accretion expense	51,368	45,619
Stock-based compensation	32,993	49,127
Loss on disposal of property and equipment	—	7,668
Issuance of common stock for services	20,000	68,380
Issuance of common stock for royalties	840,000	—
Subscription payable for royalties	60,000	—
Issuance of warrants for interest expense	—	6,563
Minority interest in net income (loss) of joint venture	387,508	(352,303)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	549,753	(64,888)
Decrease in prepaid expenses and other current assets	73,006	242,984
(Increase) decrease in inventories	18,449	(7,824)
Increase in restricted funds – reclamation obligations	(68,964)	(1,556)
(Increase) decrease in deposits	17,460	(355)
Increase (decrease) in accounts payable	(167,948)	74,095
Increase in accrued and other liabilities	70,645	69,551
Net cash provided by (used in) operating activities	167,785	(1,050,886)

Cash flows from investing activities:
Purchase of property and equipment	(384,159)	(18,669)
Minority interest capital contributions to joint venture	—	200,000
Net cash provided by (used in) investing activities	(384,159)	181,331

Cash flows from financing activities:
Net proceeds from the sale of common stock	—	884,999
Proceeds from the exercise of options and warrants	25,659	—
Proceeds from amounts due related parties	440,000	—
Payments of severance obligations	(73,179)	—
Payments of notes payable and long-term debt	(13,451)	(5,973)
Payments of amounts due to related parties	(89,897)	(7,500)
Payments of production payment obligation – related party	(100,026)	—
Net cash provided by financing activities	189,106	871,526

Net increase (decrease) in cash and cash equivalents	(27,268)	1,971
Cash and cash equivalents, beginning of period	2,173,811	479,032

Cash and cash equivalents, end of period	$2,146,543	$481,003

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
  Notes to Condensed Consolidated Financial Statements
  March 31, 2008
  (Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential. The Company’s main focus is in Nevada.

The Company was formed in Minnesota on June 2, 1997.  On September 21, 2007 the shareholders of the Company voted in favor of a Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada.  The Company expects to reincorporate into the State of Nevada within the next several months.

Presently the Company’s primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), of which the Company currently own 60% (and has claim to an additional 9.5% interest, though contested, which would bring its total interest to 69.5%), and the (idled) Mineral Ridge gold mine.  Management’s near-term goal is to continue to extract molybdenum deposits at Ashdown and to pursue profitable production of gold and silver at Mineral Ridge. In February 2007, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property later in 2008.

The condensed consolidated financial statements of the Company as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by the Company through its 60% member interest.  All significant inter-company balances and transactions have been eliminated.

The interim financial information of the Company as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 -	GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $39,373,923 and a total stockholders’ deficit of $633,006 at March 31, 2008, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities until sufficient revenues can be generated from operations.  However, during the three months ended March 31, 2008, the Company had net cash provided by operating activities of $167,785.  During the three months ended March 31, 2008, the Company received proceeds from the exercise of options and warrants of $25,659 and proceeds of $440,000 from amounts due related parties.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of $10,398,361 for the year ended December 31, 2007 and sales of $4,061,224 for the three months ended March 31, 2008, which has funded a significant portion of the Company’s operating costs and expenses.  As of February 25, 2008, the Company had proven reserves of molybdenum (Mo) of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.  The Ashdown LLC has not sustained a consistent level of production; however, the Company anticipates that operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment, royalty and debt obligations have been satisfied, will contribute to the working capital of the Company.

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

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) with Win-Eldrich Gold, Inc. in order to govern the management of Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Company has served as the initial Manager of the Ashdown LLC.  Effective January 1, 2008, the Management Committee voted the project Stand Alone, with the Mine General Manager being responsible for the day to day operations, and the Company overseeing the project through its appointment of three of the five Directors on the Management Committee.  The Ashdown LLC initiated mining activities on the property, subject to certain stipulations, in the fourth quarter of 2006, and completed the first sale of molybdenite concentrates in December 2006.  The Ashdown LLC has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker.  The Ashdown LLC will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract.  The Company plans to assess potential expansion into a larger operation.

Pursuant to the terms of a Letter Agreement dated September 28, 2006 (the “Letter Agreement”) entered into as part of the organization of the Ashdown LLC, the Company believes that Win-Eldrich Gold, Inc. was required to pay the Company on November 1, 2006 the aggregate amount of $309,391 related to the joint venture.  On December 4, 2006, the Company informed Win-Eldrich Gold, Inc. that it was in default under the Letter Agreement, that the 30-day cure period had expired and that the matter had been referred to the Company’s Board of Directors for further consideration.  On December 20, 2006, the Company notified Win-Eldrich Gold, Inc. of its intention, pursuant to the remedial provisions of the Letter Agreement, to invoke the remedy of dilution under subsection 7.5.2(a) of the Operating Agreement to decrease Win-Eldrich Gold, Inc.’s ownership interest from 40% to 30.5% and increase the Company’s ownership interest from 60% to 69.5%.  Win-Eldrich Gold, Inc. disagrees that it is in default under the Letter Agreement and the Company anticipates that this disagreement will be resolved by an amicable agreement or under the dispute resolution provisions of the Operating Agreement providing for mediation and binding arbitration.  While the Company is confident that its interpretation of the Letter Agreement and the remedial provisions of the Operating Agreement are correct, until the disagreement is resolved pursuant to the dispute resolution provisions of the Operating Agreement, or by the ongoing settlement discussions between the parties, it is uncertain whether the Company’s ownership interest in the Ashdown LLC will remain at 60% or increase to 69.5%. The Company does not anticipate that this disagreement will have a material adverse effect on the Ashdown LLC’s operations or on the Company’s consolidated financial condition or results of operations.  Through March 31, 2008, the consolidated financial statements reflect the Company’s ownership interest in the Ashdown LLC at 60%.

As more fully described in these notes to the condensed consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by certain financing agreements.

NOTE 4 -	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended March 31, 2008 and 2007 included in general and administrative expenses was $32,993 and $49,127, respectively.  There was no stock compensation expense capitalized during the three-month periods ended March 31, 2008 and 2007.

During the three months ended March 31, 2008, options to purchase 100,000 shares of the Company’s common stock were issued to a director with an exercise price of $0.29 per share.  The Company estimated the grant-date fair value of these options at $0.18 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	70.80%
Risk-free interest rate	3.29%
Expected life of options	5 years

The following table summarizes the stock option activity during the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregrate Intrinsic Value

Outstanding at December 31, 2007	5,811,573	$0.22
Granted	100,000	$0.29
Exercised	(1,024,300)	$0.15
Expired or cancelled	-	$-

Outstanding at March 31, 2008	4,887,273	$0.24	2.41	$91,314

Options vested and exercisable at March 31, 2008	4,683,373	$0.24	2.31	$91,314

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.20 as of March 31, 2008 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $24,928.

NOTE 5 -	STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of March 31, 2008 and changes during the three months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2007	12,100,000	$0.38

Granted	-	$-
Canceled / Expired	-	$-
Exercised	(300,000)	$0.20

Outstanding, March 31, 2008	11,800,000	$0.38

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2008:

Expiration Date	Price	Number
2008	$ 0.20	650,000
2009	$ 0.20	550,000
2009	$ 0.40	10,600,000

		11,800,000

NOTE 6 –	EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2008	2007

Weighted average number of common shares
outstanding	182,855,246	156,082,727
Dilutive effect of:
Stock options	-	-
Warrants	-	-
Weighted average number of common shares
outstanding, assuming dilution	182,855,246	156,082,727

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At March 31, 2008, the Company had outstanding options and warrants to purchase a total of 16,687,273 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.  At March 31, 2008, a production payment obligation of $1,974,456, which is recorded as a current liability in the accompanying condensed consolidated balance sheet, is convertible into a maximum of 5,484,600 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 –	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2008:

Land	$57,599
Buildings	242,122
Mining and milling equipment	1,835,616
Computer equipment	206,693
Drilling equipment	311,763
Vehicles	79,930
Support equipment	249,091
Office furniture and equipment	47,998
Construction in progress	265,793
3,296,605
Less accumulated depreciation and amortization	(902,837)

$2,393,768

NOTE 8 –	RESTRICTED FUNDS – RECLAMATION OBLIGATIONS

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy through March 31, 2008.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of March 31, 2008.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At March 31, 2008, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $266,473 and is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2008.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $476,813 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $42,323 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying condensed consolidated balance sheet as of March 31, 2008.

NOTE 9 –	RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge and Ashdown properties.  At March 31, 2008, the total amount recorded for estimated reclamation obligations was $3,363,930.  Because the Company was unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and has idled the project, and because the Ashdown LLC had not established proven or probable reserves until February 2008, no related reclamation asset has been recorded at March 31, 2008.

Accretion expense related to the reclamation obligations for the three-month periods ended March 31, 2008 and 2007 was $51,368 and $45,619, respectively.

NOTE 10 –	SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 14).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $146,561 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2008.

During the three months ended March 31, 2008, the Company paid all remaining amounts payable to Kenneth S. Ripley, former Chief Executive Officer of the Company, under an employment separation agreement, with the exception of $3,715 in accrued interest payable.  This agreement terminated an employment agreement dated as of March 8, 2006 between the Company and Mr. Ripley.

NOTE 11 –	PRODUCTION PURCHASE AGREEMENT

On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company a production payment equal to one million nine hundred seventy four thousand four hundred fifty six dollars ($1,974,456).  The production payment will be paid in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement.

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at March 31, 2008.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission (which was initially done with a registration statement that went effective with the SEC in 2007), the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

The Company has determined, that in the event the market value per share of the Company’s common stock is greater than the $0.36 per share minimum conversion price per share, there is a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company will calculate the beneficial conversion feature at the end of each quarterly reporting period, and record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  As of March 31, 2008, there was no beneficial conversion feature since the market price of the Company’s common stock was less that the $0.36 per share minimum conversion price.

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

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, with the proceeds allocated as follows.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of March 31, 2008, the Company had paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

On February 6, 2008 the Company bought out the membership interests of two members of Ashdown Milling, Charles D. Murphy and Acco Investment Inc., in exchange for 1,866,667 shares of the Company’s common stock and $139,092 cash paid to each of them.  As a result, their membership interests in Ashdown Milling were extinguished, and the Company’s remaining production payment to be paid to Ashdown Milling was reduced from a 12% net smelter returns royalty on the minerals produced to 7.2%.

For the three months ended March 31, 2008, the Company reported royalties expense of $1,158,337 comprised of the following:

Common stock – 3,733,334 shares at $0.225 per share	$840,000
Exercise of warrants – common stock subscribed	60,000
Cash payments	258,337

$1,158,337

NOTE 13 –	LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2008:

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$7,525
Note payable to Komatsu Equipment Company, with principal payments $58,486 on June 30, 2008, $58,486 on June 30, 2009 and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	45,671
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	29,147
Capital lease payable to GE Capital, payable at $1,272 per month through March 2009, secured by equipment	14,910
Capital lease payable to Thiessen Equipment Ltd., payable at $1,368 per month through December 2008, secured by equipment	12,397
Note payable to GE Capital, payable at $1,149 per month through April 2012, including interest at 5.40%, secured by equipment	49,492
Note payable to Maptek/KRJA Systems, Inc., payable at $3,047 per month through February 2010, including interest at 42.4%, secured by software	46,056
Accrued interest payable	10,527
Total	391,182
Less current portion	150,466

Long-term portion	$240,716

NOTE 14 –	AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at March 31, 2008:
	Principal	Interest	Total
Interest payable to Kenneth Ripley, a former Chief Executive Officer of the Company	$—	$3,715	$3,715
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008	100,000	—	100,000
Note payable to an employee and the manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	137,908	52,162	190,070
Note payable to Win-Eldrich Gold, Inc., minority member in Ashdown LLC, due August 16, 2008, with interest at 8%	440,000	1,253	441,253
	$677,908	$57,130	$735,038

NOTE 15 –	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company issued 4,857,634 shares of its common stock for the following consideration:  100,000 shares for consulting services valued at $20,000; 3,733,334 shares issued for royalties expense of $840,000 (Note 12); and 1,024,300 shares issued for the exercise of options and warrants, $25,658 for cash and $129,587 reduction in accrued liabilities (Note 16).  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the three months ended March 31, 2008, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

NOTE 16 –	LEGAL MATTERS

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation.  On September 20, 2006, Golden Phoenix Minerals, Inc. filed an Answer to the Summons and Complaint. On September 29, 2006, Golden Phoenix Minerals, Inc. filed a Third-Party Complaint naming Collette Crater-Craig as an interested party with regard to community property issues due to the recent termination of marriage between her and Steven D. Craig. The Third-Party Complaint sought declaratory relief to ascertain the respective parties’ rights and obligations with regard to the damages sought by the subject Complaint.  Collette Crater-Craig since became deceased on December 3, 2006.

On March 21, 2008 the parties entered into a Settlement Agreement and Release wherein the Company agreed to issue stock options for 984,300 shares of its Common Stock, with the underlying shares to be registered with the SEC.  492,150 stock options were issued to Mr. Craig and 492,150 stock options were issued to the Estate of Collette Crater-Craig.  The Company expects that a dismissal of this matter with prejudice will be filed with the court within the next several months.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG stating that WEG failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by Golden Phoenix to be owed under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement.  Golden Phoenix’s share of these monies was $193,391.  The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law.  The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEG did not cure its default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%.  WEG is currently contesting this dilution of its interest in the Ashdown LLC.  WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Quarterly Report, the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement.  Golden Phoenix expects this arbitration to be conducted in 2008.  In addition, Golden Phoenix has been notified by WEG of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  As of the date of this Quarterly Report, Golden Phoenix does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix reflect Golden Phoenix’s ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

NOTE 17 –	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2008 and 2007, the Company made no cash payments for income taxes.

During the three months ended March 31, 2008 and 2007, the Company made cash payments for interest of $53,133 and $16,239, respectively.

During the three months ended March 31, 2008, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and increased other comprehensive loss for unrealized loss on marketable securities of $59,777.

•	Accrued liabilities were reduced by $129,587 through the exercise of stock options and resultant increase in common stock.

•	Property and equipment was purchased through the issuance of debt of $174,239.

•	Property and equipment was purchased through the issuance of accounts payable of $111,434.

During the three months ended March 31, 2007, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $80,272.

•	Common stock was issued to pay accounts payable of $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable were reduced by $27,373 through the exercise of stock options and resultant increase in common stock.

NOTE 18 –	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

We were formed in Minnesota on June 2, 1997. On September 21, 2007, our shareholders voted in favor of a Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada. We expect to reincorporate into the State of Nevada within the next several months.

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

On September 28, 2006, we entered into the Ashdown Project LLC Operating Agreement with Win-Eldrich Gold, Inc. in order to govern the management of the Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by us and Win-Eldrich Gold, Inc. and all other real property within the area of interest that is acquired by the Ashdown LLC.  Effective January 1, 2008, the Management Committee voted the project Stand Alone, with the Mine General Manager being responsible for the day to day operations, and the Company overseeing the project through its appointment of three of the five Directors on the Management Committee.  Additionally, on September 28, 2006, we entered into a Contribution Agreement with the Ashdown LLC in order to recognize that we had incurred actual expenditures at the Ashdown mine of not less than $5,000,000 and to contribute all of our right, title and interest in the Ashdown mine, encumbered as set forth in the Settlement Agreement, dated August 26, 2005 by and between us, Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue, to the Ashdown LLC. We agreed with the Ashdown LLC that value of our contribution was $5,000,000, which resulted in a sixty percent (60%) ownership interest in the Ashdown LLC. Simultaneously with the entry into the Contribution Agreement by us, Win-Eldrich Gold, Inc. entered into a Contribution Agreement with the Ashdown LLC in order to contribute all of its right, title and interest in and to certain personal property and certain unpatented mining claims situated in Humboldt County, Nevada in exchange for a forty percent (40%) ownership interest in the Ashdown LLC at an agreed-upon value of the contribution of $3,333,333.

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

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie. We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization. Our operations have yielded certain amounts of precious metal product (dore, a mixture of gold and silver) that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004. In January 2005, we temporarily idled the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008. It is expected that this work, consisting of over 50,000 feet of planned drilling, will identify and delineate reserves for both open pit and underground deposits and ultimately extend the life of the mine.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2007 and 2006 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $39,373,923 and a working capital deficit of $1,581,835 at March 31, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to increase sales, sustain a successful level of operations and to continue to raise debt or equity capital. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Minority Interest.  As of March 31, 2008, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company.  The operating income of the Ashdown LLC for the three-month period ended March 31, 2008 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby increasing the Company’s net loss.  Similarly, the operating loss of the Ashdown LLC for the three-month period ended March 31, 2007 was allocated 40% to Win-Eldrich Gold, Inc., thereby reducing the Company’s net loss.

Accounts Receivable.  Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts was $116,407 at March 31, 2008.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

Inventories.  Materials and supplies inventories are stated at the lower of cost (using the average cost method) or market.  Market is determined on the basis of estimated realizable values.

Molybdenite concentrates finished goods inventories are stated at the lower of cost (using current period production costs) or market.  Market is determined on the basis of current sales prices per pound of the molybdenite concentrates.

Marketable Securities.  Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties.  The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet. The total net unrealized loss on this investment for the three-month period ended March 31, 2008 was $59,777, and the total net unrealized gain on this investment for the three-month period ended March 31, 2007 was $80,272.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  Prior to February 25, 2008, the Company had no proven or probable reserves. Accordingly, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2008, the Company had reduced its deferred tax assets by recording a valuation allowance of $9,552,000

Stock-Based Compensation and Equity Transactions.  We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Sales

We generated sales of $4,061,224 for the three months ended March 31, 2008 and sales of $798,112 for the three months ended March 31, 2007, consisting of sales of molybdenite concentrates produced by the Ashdown LLC.  The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007 to current production levels.

Operating Costs and Expenses

Costs of mining operations for the three-month periods ended March 31, 2008 and 2007 were $2,817,741 and $1,599,474, respectively. The increase in costs of mining operations in the current year resulted from the increased level of operations by the Ashdown LLC described above.  Costs of mining operations also include expenditures to maintain the Mineral Ridge project on standby status.

Exploration, development and mineral property lease expenses were $312,195 and $8,206 for the three-month periods ended March 31, 2008 and 2007, respectively.  Current year levels of these expenses have increased significantly due to two factors.  First, the Company has organized a drilling department that it has staffed and for which it has acquired equipment and supplies.  We have conducted planning activities for approximately 50,000 feet of drilling at Mineral Ridge and completing 20,000 feet of drilling at Ashdown.  Second, we are completing reserve calculations and feasibility work at Mineral Ridge in the current year.

General and administrative expenses were $1,036,611 and $515,795 for the three-month periods ended March 31, 2008 and 2007, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The increase in the current year is primarily the result of increases in legal and professional fees, including costs of complying with the Sarbanes – Oxley Act and the addition of accounting and administrative personnel to support the increased operations at Ashdown.

Royalties expense for the three months ended March 31, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of the Company’s common stock to two of the members to buy out their membership interests in Ashdown Milling, thus reducing the Company’s future royalty obligations on Ashdown LLC production.  No royalties were paid during the three months ended March 31, 2007.

Accretion expense and depreciation and amortization expense for the three months ended March 31, 2008 increased from levels recorded for the three months ended March 31, 2007 primarily due to the increased operations of the Ashdown LLC.

Other Income (Expense)

During the three months ended March 31, 2008, interest income increased to $10,250 from $1,555 for the three months ended March 31, 2007.  The increase in interest income in the current year is due to increased interest-bearing deposits resulting primarily from the sale of our common stock in a private offering in April 2007 and increased levels of sales at the Ashdown LLC.

During the three months ended March 31, 2008, interest expense decreased to $22,699 from $163,155 for the three months ended March 31, 2007.  This decrease resulted from the Company’s continued reduction in interest bearing debt.

The remaining other income (expense) amounts reported in the three-month periods ended March 31, 2008 and 2007 consisted of a loss on disposal of property and equipment and a loss on disposal of property and equipment, and were not material.

Net Income (Loss)

After adding our minority interest member’s share of net income from the Ashdown LLC, our net loss for the three months ended March 31, 2008 was $1,808,203.  For the three months ended March 31, 2007, after excluding our minority interest member’s share of net loss from the Ashdown LLC, our net loss was $1,236,040.

Liquidity And Capital Resources

The Company has a history of operating losses since its inception in 1997, and had an accumulated deficit of $39,373,923 and a working capital deficit of $1,581,835 at March 31, 2008.

We had $2,146,543 in cash and cash equivalents at March 31, 2008. We believe our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term, even with increased sales levels at the Ashdown LLC.  We anticipate expenditures for 2008 will exceed the levels incurred in 2007, particularly at the Ashdown mine.  We believe that in the short-term the Ashdown LLC will retain significant portions of the proceeds from the sale of molybdenite concentrates to expand and improve operations at the Ashdown mine and mill.  In addition, as more fully described in the notes to the consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment obligations entered into to provide development funds for the Ashdown project. Consequently, we will require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.  We also intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008, including over 50,000 feet of planned drilling.  Our operating costs and expenses could increase or decrease significantly, at any time during the next twelve months, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

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

In the next 12 months, we anticipate purchasing or leasing additional capital equipment for the Ashdown and Mineral Ridge mines, which would be support equipment for the underground operation and surface process facilities.  These items include underground hauling machines and muckers and various surface equipment including front-end loaders, forklifts, drilling equipment and small haul trucks.  Depending on whether we purchase new or used equipment, these capital equipment items could cost between $200,000 and $500,000 per unit.  We anticipate funding these capital equipment expenditures with funds we receive from any molybdenum, gold and silver production revenues we may generate or from debt and equity financing.  All purchases at the Ashdown mine will be borne in proportion to our equity percentage as operator in that project.  The pickup trucks we intend to purchase will be for our staff professionals only.  All contractors will provide their own vehicles.

We also anticipate conducting drilling activities for approximately 50,000 feet of drilling (estimated cost of $1,166,667) at Mineral Ridge, completing ongoing reserve calculations and feasibility work (estimated cost of $400,000) at Mineral Ridge, completing the Company’s portion of 20,000 feet of drilling at Ashdown (estimated cost of $330,000) and completing the development work, engineering and feasibility work on expansion of the Ashdown operations (estimated cost of $1,480,000).

During the three months ended March 31, 2008 we generated net cash of $167,785 from operating activities, compared to $1,050,886 net cash used in operating activities during the three months ended March 31, 2007.  The transition to net cash provided by operating activities in the current fiscal year was attributed to the increased sales at the Ashdown LLC.

During the three months ended March 31, 2008, net cash used in investing activities was $384,159 for the purchase of property and equipment.  During the three months ended March 31, 2007, net cash provided by investing activities was $181,331, comprised of $200,000 cash contributed to capital by our minority interest member of the Ashdown LLC, partially offset by purchases of property and equipment of $18,669.

During the three months ended March 31, 2008, net cash provided by financing activities was $189,106, comprised of proceeds from the exercise of options and warrants of $25,659 and proceeds from amounts due related parties (a short-term loan from our minority interest member of the Ashdown LLC) of $440,000.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $73,179, notes payable and long-term debt of $13,451, amounts due to related parties of $89,897 and the payments of production payment obligation – related party of $100,026.

During the three months ended March 31, 2007, net cash provided by financing activities was $871,526, consisting of $884,999 from the sale of common stock, partially offset by payments of amounts due related parties of $7,500 and notes payable and long-term debt of $5,973.

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

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until the Company began making payments according the terms of the agreement.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, with the proceeds allocated as follows.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of March 31, 2008, the Company had paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

On February 6, 2008 the Company bought out the membership interests of two members of Ashdown Milling, Charles D. Murphy and Acco Investment Inc., in exchange for 1,866,667 shares of the Company’s common stock and $139,092 cash paid to each of them.  As a result, their membership interests in Ashdown Milling were extinguished, and the Company’s remaining production payment to be paid to Ashdown Milling was reduced from a 12% net smelter returns royalty on the minerals produced to 7.2%.

At March 31, 2008, we had a production payment obligation of $1,974,456 to Crestview Capital that has been recorded as a current liability in the accompanying condensed consolidated balance sheet.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate fluctuations.  Significant changes in interest rates may have a material impact on the Company’s investment income, but likely will not have a material impact on the Company’s consolidated results of operations.

Item 4T.  Controls and Procedures

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Steven D. Craig — On August 30, 2006, Steven D. Craig filed a Complaint against Golden Phoenix Minerals, Inc. in the Second Judicial District for the State of Nevada in the County of Washoe. The Complaint alleges Breach of Contract regarding the failure to permit the exercise of stock options, failure to repay non-reimbursed business expenses, and failure to pay and account for the accrual of interest of deferred compensation.  On September 20, 2006, Golden Phoenix Minerals, Inc. filed an Answer to the Summons and Complaint. On September 29, 2006, Golden Phoenix Minerals, Inc. filed a Third-Party Complaint naming Collette Crater-Craig as an interested party with regard to community property issues due to the recent termination of marriage between her and Steven D. Craig. The Third-Party Complaint sought declaratory relief to ascertain the respective parties’ rights and obligations with regard to the damages sought by the subject Complaint.  Collette Crater-Craig since became deceased on December 3, 2006.

On March 21, 2008 the parties entered into a Settlement Agreement and Release wherein the Company agreed to issue stock options for 984,300 shares of its Common Stock, with the underlying shares to be registered with the SEC.  492,150 stock options were issued to Mr. Craig and 492,150 stock options were issued to the Estate of Collette Crater-Craig.  The Company expects that a dismissal of this matter with prejudice will be filed with the court within the next several months.

Win-Eldrich Gold, Inc. — On April 4, 2007, Golden Phoenix participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEG”). The dispute arises from Golden Phoenix’s November 2, 2006 formal notice of default to WEG stating that WEG failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and Golden Phoenix dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by Golden Phoenix to be owed under the agreement is $115,755. Additionally, by the same notice of default, Golden Phoenix reminded WEG that it did not timely pay to Golden Phoenix its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement.  Golden Phoenix’s share of these monies was $193,391.  The total amount in default totals $309,146. Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law.  The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEG did not cure its default. Consequently, Golden Phoenix elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, Golden Phoenix contends WEG’s membership interest has been reduced from 40% to 30.5%.  WEG is currently contesting this dilution of its interest in the Ashdown LLC.  WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by Golden Phoenix on the Ashdown property. As of the date of this Quarterly Report, the mediation has not resolved the dispute and the parties plan to proceed to arbitration pursuant to the terms of the Operating Agreement.  Golden Phoenix expects this arbitration to be conducted in 2008.  In addition, Golden Phoenix has been notified by WEG of certain provisions in the Operating Agreement that it contends Golden Phoenix has breached and has requested a meeting to discuss these provisions in accordance with the dispute resolution provisions of the Operating Agreement.  As of the date of this Quarterly Report, Golden Phoenix does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined. The consolidated financial statements of Golden Phoenix reflect Golden Phoenix’s ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

Item 1A.  Risk Factors

During the quarter ended March 31, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the three months ended March 31, 2008.  All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Consideration or Nature of Service Performed	Shares Issued	Value Received

Sheldon Davis	Consulting services	100,000	$20,000
Steven D. Craig	Exercise of stock options	492,150	73,823
Sonia M. Merz, TTEE	Exercise of stock options	492,150	73,822
David W. Payne	Exercise of warrants	40,000	7,600
Charles C. Murphy	Royalties expense	1,866,667	420,000
Acco Investments, Inc.	Royalties expense	1,866,667	420,000
		4,857,634	$1,015,245

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form SB-2/A1 as filed with the SEC on December 21, 2007

3.3	Bylaws of Golden Phoenix Minerals, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

5.1	Opinion of Bullivant Houser Bailey PC	Incorporated by reference to Exhibit 5.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on February 28, 2008

10.1	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.2	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.3	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.4	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.5	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.6	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006

10.7	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.8	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.9	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.10	Letter Agreement, dated August 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006

10.11	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006

10.12	Second Amendment to Golden Phoenix/Schnack Agreement, dated November 2, 2006	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006

10.13	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006

10.14	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.15	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.16	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.17	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.18	2006 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.19	2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.20	Production Payment Purchase Agreement and Assignment, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.21	Registration Rights Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.22	Security Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form SB-2/A1, as filed with the SEC on June 29, 2007

10.23	Notice of Assignment, dated June 13, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2/A1, as filed with the SEC on June 29, 2007

10.24	Settlement Agreement and Release by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company, dated September 14, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 31, 2008

10.25	Addendum to Production Payment Purchase Agreement between the Company and Ashdown Milling Company LLC, dated February 6, 2008	Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 31, 2008

10.26	Amended Settlement Agreement and Release by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company, dated March 21, 2008	Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 31, 2008

21	Subsidiaries of Golden Phoenix Minerals, Inc.	None

31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 15, 2008	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer

Date: May 15, 2008	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Principal Accounting Officer