Form 10-Q
period 2008-06-30
GOLDEN PHOENIX MINERALS INC
filed 2008-08-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1675 East Prater Way, Suite 102, Sparks, Nevada	89434
(Address of Principal Executive Offices)	(Zip Code)

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

                Yes ☐                                No ☒

As of August 14, 2008 there were 193,523,123 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$1,836,673	$2,173,811
Receivables	521,573	951,873
Prepaid expenses and other current assets	210,765	153,962
Inventories	522,187	402,483
Marketable securities	96,263	163,958
Total current assets	3,187,461	3,846,087

Property and equipment, net	3,592,028	1,815,654

Other assets:
Restricted funds – reclamation obligations	2,316,032	2,246,824
Prepaid bond insurance premiums	255,670	277,276
Deposits	144,629	163,009
Total other assets	2,716,331	2,687,109

	$9,495,820	$8,348,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,514,677	$891,836
Accrued liabilities	1,122,815	980,287
Current portion of severance obligations	80,136	132,158
Current portion of long-term debt	333,490	103,721
Production payment obligation – related party	—	100,026
Production payment obligation	1,974,456	1,974,456
Amounts due to related parties	395,820	403,276
Total current liabilities	5,421,394	4,585,760

Long-term liabilities:
Reclamation obligations	3,416,550	3,312,562
Severance obligations	126,527	166,595
Long-term debt	425,969	123,164
Total long-term liabilities	3,969,046	3,602,321

Total liabilities	9,390,440	8,188,081

Commitments and contingencies

Minority Interest	938,594	34,034

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; no par value, 400,000,000 shares authorized, 187,067,523 and 180,552,639 shares issued and outstanding, respectively	39,221,407	37,690,538
Common stock subscribed	50,008	—
Other comprehensive income (loss)	(65,778)	1,917
Accumulated deficit	(40,038,851)	(37,565,720)
Total stockholders’ equity (deficit)	(833,214)	126,735

	$9,495,820	$8,348,850

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Sales	$4,557,079	$4,466,470

Operating costs and expenses:
Costs of mining operations	3,062,297	2,008,578
Exploration, development and mineral property lease expenses	363,526	28,540
Accretion expense	52,620	46,826
General and administrative expenses	1,068,656	934,660
Depreciation and amortization expense	112,931	53,815
Royalties	—	—

Total operating costs and expenses	4,660,030	3,072,419

Income (loss) from operations	(102,951)	1,394,051

Other income (expense):
Interest income	589	36,381
Interest expense	(27,342)	(64,566)
Gain on extinguishment of debt	—	537,309
Gain (loss) on disposal of property and equipment	(18,172)	29,397

Total other income (expense)	(44,925)	538,521

Income (loss) before minority interest and income taxes	(147,876)	1,932,572

Minority interest in net (income) loss of consolidated joint venture	(517,052)	(873,884)

Income (loss) before income taxes	(664,928)	1,058,688

Provision for income taxes	—	—

Net income (loss)	(664,928)	1,058,688

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(7,918)	(44,948)

Net comprehensive income (loss)	$(672,846)	$1,013,740

Income (loss) per common share, basic and diluted	$(0.00)	$0.01

Weighted average number of shares outstanding	185,754,795	174,236,014

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Sales	$8,618,303	$5,264,582

Operating costs and expenses:
Costs of mining operations	5,880,038	3,608,052
Exploration, development and mineral property lease expenses	675,721	36,746
Accretion expense	103,988	92,445
General and administrative expenses	2,105,267	1,450,455
Depreciation and amortization expense	204,649	101,908
Royalties	1,158,337	—

Total operating costs and expenses	10,128,000	5,289,606

Loss from operations	(1,509,697)	(25,024)

Other income (expense):
Interest income	10,839	37,936
Interest expense	(50,041)	(227,721)
Gain (loss) on extinguishment of debt	(1,500)	537,309
Gain (loss) on disposal of property and equipment	(18,172)	21,729

Total other income (expense)	(58,874)	369,253

Income (loss) before minority interest and income taxes	(1,568,571)	344,229

Minority interest in net income of consolidated joint venture	(904,560)	(521,581)

Loss before income taxes	(2,473,131)	(177,352)

Provision for income taxes	—	—

Net loss	(2,473,131)	(177,352)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(67,695)	35,324

Net comprehensive loss	$(2,540,826)	$(142,028)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	184,305,020	165,209,518

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,473,131)	$(177,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	204,649	101,908
Accretion expense	103,988	92,445
Stock-based compensation	211,319	64,219
Loss (gain) on extinguishment of debt	—	(537,309)
Loss (gain) on disposal of property and equipment	18,172	(21,729)
Issuance of common stock for services	31,700	138,030
Issuance of common stock for royalties	840,000	—
Exercise of warrants for royalties	60,000	—
Issuance of warrants for interest expense	—	7,309
Minority interest in net income of joint venture	904,560	521,581
Changes in operating assets and liabilities:
(Increase) decrease in receivables	430,300	(954,872)
Decrease in prepaid expenses and other current assets	17,963	89,116
(Increase) in inventories	(119,704)	(21,856)
Increase in restricted funds – reclamation obligations	(69,208)	(7,016)
(Increase) decrease in deposits	18,380	(230)
Increase in accounts payable	508,209	166,523
Increase (decrease) in accrued and other liabilities	260,531	(71,067)
Net cash provided by (used in) operating activities	947,728	(610,300)

Cash flows from investing activities:
Purchase of property and equipment	(1,365,269)	(146,297)
Proceeds from the sale of property and equipment	—	40,000
Minority interest capital contributions to joint venture	—	200,000
Net cash provided by (used in) investing activities	(1,365,269)	93,703

Cash flows from financing activities:
Net proceeds from the issuance of common stock	282,613	6,744,505
Proceeds from the exercise of options and warrants	25,659	167,045
Proceeds from amounts due related parties	440,000	—
Payments of severance obligations	(93,213)	(143,401)
Payments of notes payable and long-term debt	(46,898)	(570,849)
Payments of amounts due to related parties	(427,732)	(55,000)
Payments of production payment obligation – related party	(100,026)	(241,474)
Net cash provided by financing activities	80,403	5,900,826

Net increase (decrease) in cash and cash equivalents	(337,138)	5,384,229
Cash and cash equivalents, beginning of period	2,173,811	479,032

Cash and cash equivalents, end of period	$1,836,673	$5,863,261

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

Presently the Company’s primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), of which the Company currently own 60% (and has claim to an additional 9.5% interest, though contested, which would bring its total interest to 69.5%), and the (idled) Mineral Ridge gold mine.  Management’s near-term goal is to continue to extract molybdenum deposits at Ashdown and to pursue profitable production of gold and silver at Mineral Ridge. In February 2007, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property in the next six to eighteen months.

The condensed consolidated financial statements of the Company as of June 30, 2008 and December 31, 2007 and for the three-month and six-month periods ended June 30, 2008 and 2007 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by the Company through its 60% member interest.  All significant inter-company balances and transactions have been eliminated.

The interim financial information of the Company as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 -   GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $40,038,851 and a total stockholders’ deficit of $833,214 at June 30, 2008, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities until sufficient revenues can be generated from operations.  However, during the six months ended June 30, 2008, the Company had net cash provided by operating activities of $947,728, primarily from the improving operations at Ashdown.  During the six months ended June 30, 2008, the Company received proceeds from the sale of common stock, including the exercise of options and warrants, of $308,272 and proceeds of $440,000 from amounts due related parties.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of $10,398,361 for the year ended December 31, 2007 and sales of $8,618,303 for the six months ended June 30, 2008, which has funded a significant portion of the Company’s operating costs and expenses.  As of February 25, 2008, the Company had proven reserves of molybdenum (Mo) of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.  The Ashdown LLC has not sustained a consistent level of production; however, the Company anticipates that operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment, royalty and debt obligations have been satisfied, will continue to contribute to the working capital of the Company.

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

On September 28, 2006, the Company entered into the Ashdown Project LLC Operating Agreement (the “Operating Agreement”) with Win-Eldrich Gold, Inc. (“WEG”) in order to govern the management of Ashdown LLC and the future mineral exploration, evaluation, development and mining operations by the Ashdown LLC on the real property contributed by the Company and WEG and all other real property within the area of interest that is acquired by the Ashdown LLC.  The Company has served as the initial Manager of the Ashdown LLC.  Effective January 1, 2008, the Management Committee voted the project Stand Alone, with the Mine General Manager being responsible for the day to day operations, and the Company overseeing the project through its appointment of three of the five Directors on the Management Committee.  The Ashdown LLC initiated mining activities on the property, subject to certain stipulations, in the fourth quarter of 2006, and completed the first sale of molybdenite concentrates in December 2006.  The Ashdown LLC has a marketing agreement in place that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker.  The Ashdown LLC will not be required to provide roasted material to the market, and does not have to locate third party roasting capacity under this contract.  The Company plans to assess potential expansion into a larger operation.

On July 31, 2008 and April 4, 2007, the Company participated in mediation proceedings with WEG.  The dispute arises from the Company’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and the Company dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by the Company to be owed by WEG under the agreement is $115,755.  Additionally, by the same notice of default, the Company reminded WEG that it did not timely pay to the Company its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement.  The Company’s share of these monies was $193,391.  The total amount in default totals $309,146.  Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEG did not cure its default.  Consequently, the Company elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, the Company contends WEG’s membership interest has been reduced from 40% to 30.5%.  WEG is currently contesting this dilution of its interest in the Ashdown LLC.  WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by the Company on the Ashdown property.  In addition, WEG has notified the Company of certain provisions in the Operating Agreement that it contends the Company has breached.

As of the date of this Report, the Company does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined.  The accompanying condensed consolidated financial statements of the Company reflect its ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.  As of the date of this Report, the mediations have not resolved the dispute and the Company plans to proceed to arbitration pursuant to the terms of the Operating Agreement.  The Company expects this arbitration to be conducted later this year.

As more fully described in these notes to the condensed consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by certain financing agreements.

NOTE 4 -	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three-month periods ended June 30, 2008 and 2007 was $178,326 and $15,092, respectively, and for the six-month periods ended June 30, 2008 and 2007 was $211,319 and $64,219, respectively.  There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2008 and 2007.

During the six months ended June 30, 2008, options to purchase 2,440,000 shares of the Company’s common stock were issued to officers, directors and employees with exercise prices ranging from $0.19 to $0.29 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.12 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	71.29%
Risk-free interest rate	3.08%
Expected life of options	5 years

The following table summarizes the stock option activity during the six months ended June 30, 2008:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	5,811,573	$0.22
Granted	2,440,000	$0.20
Exercised	(1,024,300)	$0.15
Expired or cancelled	-	$-

Outstanding at June 30, 2008	7,227,273	$0.22	3.05	$36,045

Options vested and exercisable at June 30, 2008	6,053,607	$0.23	2.70	$36,045

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.17 as of June 30, 2008 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $118,306.

NOTE 5 -	STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of June 30, 2008 and changes during the six months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2007	12,100,000	$0.38

Granted	646,125	$0.25
Canceled / Expired	-	$-
Exercised	(300,000)	$0.20

Outstanding, June 30, 2008	12,446,125	$0.37

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2008:

Expiration Date	Price	Number
2008	$ 0.20	650,000
2009	$ 0.20	550,000
2009	$ 0.40	10,600,000
2010	$ 0.25	646,125

		12,446,125

In connection with the sale of shares of its common stock in June 2008, the Company issued rights to purchase for a two-year period a total of 646,125 shares of its common stock at a price of $0.25 per share.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	185,754,795	174,236,014	184,305,020	165,209,518
Dilutive effect of:
Stock options	-	-	-	-
Warrants and stock purchase rights	-	-	-	-
Weighted average number of common shares outstanding, assuming dilution	185,754,795	174,236,014	184,305,020	165,209,518

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At June 30, 2008, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 19,673,398 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.  At June 30, 2008, a production payment obligation of $1,974,456, which is recorded as a current liability in the accompanying condensed consolidated balance sheet, is convertible into a maximum of 5,484,600 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 –	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2008:

Land	$57,599
Buildings	244,918
Mining and milling equipment	2,287,494
Computer equipment	211,966
Drilling equipment	384,052
Vehicles	79,930
Support equipment	253,554
Office furniture and equipment	47,998
Construction in progress	1,028,671
4,596,182
Less accumulated depreciation and amortization	(1,004,154)

$3,592,028

NOTE 8 –	RESTRICTED FUNDS – RECLAMATION OBLIGATIONS

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy through June 30, 2008.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of June 30, 2008.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At June 30, 2008, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $255,670 and is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2008.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $476,813 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $42,567 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying condensed consolidated balance sheet as of June 30, 2008.

NOTE 9 –	RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge and Ashdown properties.  At June 30, 2008, the total amount recorded for estimated reclamation obligations was $3,416,550.  Because the Company was unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and has idled the project, and because the Ashdown LLC had not established proven or probable reserves until February 2008, no related reclamation asset has been recorded at June 30, 2008.

Accretion expense related to the reclamation obligations for the three-month periods ended June 30, 2008 and 2007 was $52,620 and $46,826, respectively, and $103,988 and $92,445 for the six-month periods ended June 30, 2008 and 2007, respectively.

NOTE 10 – SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 14).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $126,527 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2008.

During the six months ended June 30, 2008, the Company paid all remaining amounts payable to Kenneth S. Ripley, former Chief Executive Officer of the Company, under an employment separation agreement.  This agreement terminated an employment agreement dated as of March 8, 2006 between the Company and Mr. Ripley.

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

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2008.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission (which was initially done with a registration statement that went effective with the SEC in 2007), the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

The Company has determined, that in the event the market value per share of the Company’s common stock is greater than the $0.36 per share minimum conversion price per share, there is a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company will calculate the beneficial conversion feature at the end of each quarterly reporting period, and record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  As of June 30, 2008, there was no beneficial conversion feature since the market price of the Company’s common stock was less that the $0.36 per share minimum conversion price.

NOTE 12 – ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling is to receive one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provides that, upon the request of the Company for additional funds, Ashdown Milling has the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling was equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of June 30, 2008, the Company had paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

For the six months ended June 30, 2008, the Company reported royalties expense of $1,158,337 comprised of the following:

Common stock – 3,733,334 shares at $0.225 per share	$840,000
Exercise of warrants – 300,000 shares at $0.20 per share	60,000
Cash payments	258,337

$1,158,337

NOTE 13 – LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2008:

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$5,913
Note payable to Komatsu Equipment Company, with principal payments $58,486 on June 30, 2008, $58,486 on June 30, 2009 and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	43,035
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	27,721
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	52,983
Capital lease payable to GE Capital, payable at $1,272 per month through March 2009, secured by equipment	11,722
Capital lease payable to Thiessen Equipment Ltd., payable at $1,368 per month through December 2008, secured by equipment	8,423
Note payable to GE Capital, payable at $1,149 per month through April 2012, including interest at 5.40%, secured by equipment	46,701
Note payable to Maptek/KRJA Systems, Inc., payable at $3,047 per month through February 2010, including interest at 42.4%, secured by software	41,647
Note payable to Altas Copco Customer Finance, payable at $6,641 per month through June 2012, including interest at 6.75%, secured by equipment	278,660
Other	53,161
Accrued interest payable	14,036
Total	759,459
Less current portion	333,490

Long-term portion	$425,969

NOTE 14 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at June 30, 2008:

	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008	$100,000	$—	$100,000
Note payable to a former employee and manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	112,908	55,580	168,488
Note payable to Win-Eldrich Gold, Inc., minority member in Ashdown LLC, due August 16, 2008, with interest at 8%	127,165	167	127,332
	$340,073	$55,747	$395,820

NOTE 15 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, the Company issued 6,514,884 shares of its common stock for the following consideration:  1,292,250 shares for cash $232,605, 165,000 shares for services valued at $31,700, 3,733,334 shares issued for royalties expense of $840,000 (Note 12); 1,024,300 shares issued for the exercise of options and warrants, $25,658 for cash and $129,586 reduction in accrued liabilities; and 300,000 shares issued upon the exercise of warrants for royalties expense of $60,000 (Note 12).  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the six months ended June 30, 2008, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

During the six months ended June 30, 2008, the Company also received $50,008 cash for common stock subscribed.

NOTE 16 – LEGAL MATTERS

On July 31, 2008 and April 4, 2007, the Company participated in mediation proceedings with WEG.  The dispute arises from the Company’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and the Company dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by the Company to be owed by WEG under the agreement is $115,755.  Additionally, by the same notice of default, the Company reminded WEG that it did not timely pay to the Company its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement.  The Company’s share of these monies was $193,391.  The total amount in default totals $309,146.  Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEG did not cure its default.  Consequently, the Company elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, the Company contends WEG’s membership interest has been reduced from 40% to 30.5%.  WEG is currently contesting this dilution of its interest in the Ashdown LLC.  WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by the Company on the Ashdown property.  In addition, WEG has notified the Company of certain provisions in the Operating Agreement that it contends the Company has breached.

As of the date of this Report, the Company does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined.  The accompanying condensed consolidated financial statements of the Company reflect its ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.  As of the date of this Report, the mediations have not resolved the dispute and the Company plans to proceed to arbitration pursuant to the terms of the Operating Agreement.  The Company expects this arbitration to be conducted later this year.

NOTE 17 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2008 and 2007, the Company made no cash payments for income taxes.

During the six months ended June 30, 2008 and 2007, the Company made cash payments for interest of $75,207 and $299,930, respectively.

During the six months ended June 30, 2008, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and increased other comprehensive loss for unrealized loss on marketable securities of $67,695.

•	Accrued liabilities were reduced by $129,586 through the exercise of stock options and resultant increase in common stock.

•	Property and equipment was purchased through the issuance of debt of $519,294.

•	Property and equipment was purchased through the issuance of accounts payable of $114,632.

During the six months ended June 30, 2007, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $35,324.

•	Common stock was issued to pay accounts payable of $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced by $27,373 through the exercise of stock options and resultant increase in common stock.

•	Accounts payable was reduced and long-term debt increased by $512,262.

•	Property and equipment was purchased through the issuance of debt of $30,949.

•	Notes payable and related accrued interest was reduced and production payment obligation was increased by $1,974,456.

•	The Company reclassified deferred revenue – related party of $904,567 to production payment obligation – related party.

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the implementation of this statement will have any impact on its financial statements.

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

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company has issued a total of 6,455,600 shares of its common stock for the following consideration:  250,000 shares for services valued at $45,000; 277,822 shares for stock subscriptions payable of $50,008; 1,261,111 shares for cash of $227,000, 666,667 shares for stock subscription receivable of $120,000; and 4,000,000 shares for legal fees of $720,000.

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

We were formed in Minnesota on June 2, 1997.  On May, 30, 2008, the Company reincorporated in Nevada.

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

As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2), and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property in the next six to eighteen months.

The Ashdown LLC commenced production in December 2006, and the Company is working to put Ashdown into sustained profitable production. As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project. We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003. Consequently, the Mineral Ridge mine was idled pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We have commenced further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge. It is expected that this work, which will be contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

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

Currently the Ashdown mine produces a molybdenite concentrate product, which generally averages over 50% elemental molybdenum. We have a marketing agreement that facilitates the sale of the molybdenite concentrates (FOB mine) to an international metals broker, Derek Raphael & Company of London, England. We are not required to provide roasted concentrates to the market, or locate a third party roasting capacity under this agreement.

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

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie. We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization. Our operations have yielded certain amounts of precious metal product (dore, a mixture of gold and silver) that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004. In January 2005, we temporarily idled the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  During the six months ended June 30, 2008, we commenced further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge. It is expected that this work, consisting of approximately 60,000 feet of planned drilling, will identify and delineate reserves for both open pit and underground deposits and ultimately extend the life of the mine.

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
McDerrmit
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

GPM Property

McCoy

Other Molybdenite Occurrences

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Quebec
Montreal
CANADA
Ontario
Ottawa
NORTHERN
CHAMPION
Toronto
New York
Detroit
New
York
Pennsylvannia
UNITED STATES

Figure 2.  Map showing the Northern Champion property located within the Province of Ontario, Canada.  The acquisition of this property was completed in February 2007.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2007 and 2006 with respect to their doubt about our ability to continue as a going concern due to our recurring losses from operations and our accumulated deficit. The Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $40,038,851 and a total stockholders’ deficit of $833,214 at June 30, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to increase sales, sustain a successful level of operations and to continue to raise debt or equity capital. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Minority Interest.  As of June 30, 2008, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company.  The operating income of the Ashdown LLC for the three-month and six month periods ended June 30, 2008 and 2007 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby increasing the Company’s net loss.

Accounts Receivable.  Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts was $116,407 at June 30, 2008.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Marketable Securities.  Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties.  The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet. The total net unrealized loss on this investment for the three-month periods ended June 30, 2008 and 2007 was $7,918 and $44,948, respectively, and $67,695 for the six months ended June 30, 2008.  The total net unrealized gain on this investment for the six months ended June 30, 2007 was $35,324.

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

Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of June 30, 2008, the Company had reduced its deferred tax assets to zero by recording a valuation allowance.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the implementation of this statement will have any impact on its financial statements.

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

RESULTS OF OPERATIONS

Sales

We generated sales of $4,557,079 and $4,466,470 for the three-month periods ended June 30, 2008 and 2007, respectively, and sales of $8,618,303 and $5,264,582 for the six-month periods ended June 30, 2008 and 2007, respectively, consisting of sales of molybdenite concentrates produced by the Ashdown LLC.  The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007 to current production levels.

Operating Costs and Expenses

Costs of mining operations for the three-month periods ended June 30, 2008 and 2007 were $3,062,297 and $2,008,578, respectively, and $5,880,038 and $3,608,052 for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in costs of mining operations in the current year resulted from the increased level of operations by the Ashdown LLC described above.  Costs of mining operations also include expenditures to maintain the Mineral Ridge project on standby status.

Exploration, development and mineral property lease expenses were $363,526 and $28,540 for the three-month periods ended June 30, 2008 and 2007, respectively, and $675,721 and $36,746 for the six-month periods ended June 30, 2008 and 2007, respectively.  Current year levels of these expenses have increased significantly due to two factors.  First, the Company has organized a drilling department that it has staffed and for which it has acquired equipment and supplies.  We have conducted planning activities for and commenced drilling of approximately 50,000 feet at Mineral Ridge, and completed 20,000 feet of drilling at Ashdown.  Second, we are completing reserve calculations and feasibility work at Mineral Ridge in the current year.

General and administrative expenses were $1,068,656 and $934,660 for the three-month periods ended June 30, 2008 and 2007, respectively, and $2,105,267 and $1,450,455 for the six-month periods ended June 30, 2008 and 2007, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The increase in the current year is primarily the result of increased stock-based compensation for current year option grants, increases in legal and professional fees, including costs of complying with the Sarbanes–Oxley Act, and the addition of accounting and administrative personnel to support the increased operations at Ashdown.

Royalties expense for the six months ended June 30, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of the Company’s common stock to two of the members in the first quarter of 2008 to buy out their membership interests in Ashdown Milling, thus reducing the Company’s future royalty obligations on Ashdown LLC production.  No royalties were paid during the three months and six months ended June 30, 2007.

Accretion expense and depreciation and amortization expense for the three months and six months ended June 30, 2008 increased from levels recorded for the comparative periods in 2007 primarily due to the increased operations of the Ashdown LLC.

Other Income (Expense)

During the three months ended June 30, 2008, interest income decreased to $589 from $36,381 for the three months ended June 30, 2007.  During the six months ended June 30, 2008, interest income decreased to $10,839 from $37,936 for the six months ended June 30, 2007.  The decrease in interest income in the current year is due to decreased levels of interest-bearing deposits.

During the three months ended June 30, 2008, interest expense decreased to $27,342 from $64,566 for the three months ended June 30, 2007.  During the six months ended June 30, 2008, interest expense decreased to $50,041 from $227,721 for the six months ended June 30, 2007. This decrease resulted from the Company’s continued reduction in short-term interest-bearing debt.

During the three months and six months ended June 30, 2007, we reported a net gain on extinguishment of debt of $537,309, resulting from the elimination of amounts payable pursuant to the Schnack financing agreement and subsequent conversion of certain amounts to a production payment obligation to Crestview and from agreements reached to extinguish certain accounts payable.  During the six months ended June 30, 2008, we reported a loss on extinguishment of debt of $1,500.

The remaining other income (expense) amounts reported in the three-month and six-month periods ended June 30, 2008 and 2007 consisted of a gain or loss on disposal of property and equipment, and were not material.

Net Income (Loss)

Due to continued increases in sales, the Ashdown LLC reported net income before minority interest of $1,292,631 and $2,184,710 for the three-month periods ended June 30, 2008 and 2007, respectively, and $2,261,401 and $1,303,953 for the six-month periods ended June 30, 2008 and 2007, respectively.  The net income of the Ashdown LLC has varied from period to period due to temporary shutdowns of the mine or the mill for maintenance or safety purposes.

After adding our minority interest member’s share of net income from the Ashdown LLC, our net loss for the three-month period ended June 30, 2008 was $664,928 and our net income for the three-month period ended June 30, 2007 was $1,058,688. Our net loss for the six-month periods ended June 30, 2008 and 2007 was $2,473,131 and $177,352, respectively.

Liquidity And Capital Resources

The Company has a history of operating losses since its inception in 1997, and had an accumulated deficit of $40,038,851 and a working capital deficit of $2,233,933 at June 30, 2008.  However, we reported net cash provided by operating activities of $947,728 for the six months ended June 30, 2008, compared to net cash used in operating activities of $610,300 for the six months ended June 30, 2007, primarily due to the current profitable operations of the Ashdown LLC.

We had $1,836,673 in cash and cash equivalents at June 30, 2008. We believe our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term, even with increased sales levels at the Ashdown LLC.  We anticipate expenditures for 2008 will exceed the levels incurred in 2007, particularly at the Ashdown LLC.  We believe that in the short-term the Ashdown LLC will retain significant portions of the proceeds from the sale of molybdenite concentrates to expand and improve operations at the Ashdown mine and mill.  In addition, as more fully described in the notes to the consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment obligations entered into to provide development funds for the Ashdown project. Consequently, we will require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.  We also intend to commence further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008, including over 50,000 feet of planned drilling.  Our operating costs and expenses could increase or decrease significantly, at any time during the next twelve months, based on exploration results and decisions about releasing or acquiring additional properties, among other factors.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

In May 2003, we entered into an insurance-backed financial assurance program for a surety bond, to secure the reclamation bond for approximately $2,700,000 for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur. During June 2003, we transferred approximately $1,800,000 of the reclamation cash deposits that had been presented as restricted cash for the reclamation of the Mineral Ridge property to the insurance company. The total bond amount is reviewed by BLM every three years, and their audit for this period was completed on August 28, 2006 with a finding that the bond amount be increased to approximately $2,800,000 to remain in compliance with our reclamation obligations. We have posted this additional amount.  We are also obligated to pay an additional $11,311 annually to keep this insurance policy in force.

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

We also anticipate completing drilling activities for approximately 60,000 feet of drilling (estimated cost of $1,400,000) at Mineral Ridge, completing ongoing reserve calculations and feasibility work (estimated cost of $400,000) at Mineral Ridge, completing the Company’s portion of 30,000 feet of drilling at Ashdown (estimated cost of $500,000) and completing the development work, engineering and feasibility work on expansion of the Ashdown operations (estimated cost of $1,480,000).

As discussed above, during the six months ended June 30, 2008 we generated net cash of $947,728 from operating activities, compared to $610,300 net cash used in operating activities during the six months ended June 30, 2007.  The transition to net cash provided by operating activities in the current fiscal year was attributed to the increased sales and profitability at the Ashdown LLC.

During the six months ended June 30, 2008, net cash used in investing activities was $1,365,269 for the purchase of property and equipment.  During the six months ended June 30, 2007, net cash provided by investing activities was $93,703, comprised of $200,000 cash contributed to capital by our minority interest member of the Ashdown LLC and $40,000 proceeds from the sale of property and equipment, partially offset by purchases of property and equipment of $146,297.

During the six months ended June 30, 2008, net cash provided by financing activities was $80,403, comprised of net proceeds from the issuance of common stock and the exercise of warrants and options of $308,272 and proceeds from amounts due related parties (a short-term loan from our minority interest member of the Ashdown LLC) of $440,000.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $93,213, notes payable and long-term debt of $46,898, amounts due to related parties of $427,732 and the payments of production payment obligation – related party of $100,026.

During the six months ended June 30, 2007, net cash provided by financing activities was $5,900,826, consisting of $6,911,550 from the issuance of common stock and the exercise of warrants and options, partially offset by payments of severance obligations of $143,401, notes payable and long-term debt of $570,849, amounts due related parties of $55,000 and the payments of production payment obligation – related party of $241,474.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of June 30, 2008, the Company had paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

At June 30, 2008, we had a production payment obligation of $1,974,456 to Crestview Capital that has been recorded as a current liability in the accompanying condensed consolidated balance sheet.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

During the six months ended June 30, 2008, we have incurred additional debt totaling $519,294 for the acquisition of vehicles and equipment for the Ashdown LLC and for our drilling activities.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Win-Eldrich Gold, Inc. (“WEG”):  On July 31, 2008 and April 4, 2007, the Company participated in mediation proceedings with WEG.  The dispute arises from the Company’s November 2, 2006 formal notice of default to WEG that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEG and the Company dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by the Company to be owed by WEG under the agreement is $115,755.  Additionally, by the same notice of default, the Company reminded WEG that it did not timely pay to the Company its share of revenues received by WEG for ore from stockpiles as required by the above-mentioned letter agreement.  The Company’s share of these monies was $193,391.  The total amount in default totals $309,146.  Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEG did not cure its default.  Consequently, the Company elected, as permitted under the agreement, to dilute WEG’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, the Company contends WEG’s membership interest has been reduced from 40% to 30.5%.  WEG is currently contesting this dilution of its interest in the Ashdown LLC.  WEG has disputed and continues to dispute the amount and timing of certain expenditures incurred by the Company on the Ashdown property.  In addition, WEG has notified the Company of certain provisions in the Operating Agreement that it contends the Company has breached.

As of the date of this Report, the Company does not believe any of WEG’s allegations are material.  The outcome of these matters cannot currently be determined.  The accompanying condensed consolidated financial statements of the Company reflect its ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.  As of the date of this Report, the mediations have not resolved the dispute and the Company plans to proceed to arbitration pursuant to the terms of the Operating Agreement.  The Company expects this arbitration to be conducted later this year.

Item 1A. Risk Factors

During the quarter ended June 30, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Following is a summary of sales of unregistered securities for the three months ended June 30, 2008.

	Consideration or Nature of Service Performed	Shares Issued	Value Received

Cape MacKinnon Consulting Services	Services	65,000	$11,700

We believe that this transaction did not involve any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc., a Minnesota corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.2	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc., a Minnesota corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form SB-2/A1 as filed with the SEC on December 21, 2007

3.3	Bylaws of Golden Phoenix Minerals, Inc., a Minnesota corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G as filed with the SEC on July 30, 1997

3.4	Articles of Incorporation of Golden Phoenix Minerals, Inc., a Nevada corporation	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

3.5	Bylaws of Golden Phoenix Minerals, Inc, a Nevada corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

4.1	Specimen Common Stock Certificate, Golden Phoenix Minerals Inc., a Nevada corporation	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

10.1	Long Term Agreement, dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.2	Payment Production Purchase Agreement, September 26, 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.3	Second Addendum to Long Term Agreement, October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.4	Employment Agreement, dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.5	Employment Agreement, dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006

10.6	Purchase Agreement, dated April 18, 2006, by and between the Company, Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the SEC on May 19, 2006

10.7	Termination Agreement, dated June 27, 2006, by and between the Company and International Enexco Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.8	Quitclaim Deed, dated June 27, 2006, granted by the Company in favor of International Enexco Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 27, 2006, as filed with the SEC on July 7, 2006

10.9	Employment Agreement, dated August 14, 2006, by and between the Company and Donald R. Prahl	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 14, 2006, as filed with the SEC on August 17, 2006

10.10	Letter Agreement, dated August 29, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for August 29, 2006, as filed with the SEC on August 30, 2006

10.11	Ashdown Project LLC Operating Agreement, dated September 28, 2006, by and between the Company and Win-Eldrich Gold, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for September 28, 2006, as filed with the SEC on October 3, 2006

10.12	Second Amendment to Golden Phoenix/Schnack Agreement, dated November 2, 2006	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for November 2, 2006, as filed with the SEC on November 8, 2006

10.13	Independent Contractor Agreement dated December 18, 2006 by and between the Company and Dennis P. Gauger	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for December 18, 2006, as filed with the SEC on December 21, 2006

10.14	Share and Warrant Purchase Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.15	Registration Rights Agreement dated April 23, 2007 by and between the Company and certain Investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 25, 2007

10.16	Advance Sale Restructuring Agreement dated April 23, 2007 by and between the Company and William Schnack or Candida Schnack	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.17	Mutual Termination Agreement dated April 23, 2007 by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 23, 2007, as filed with the SEC on April 27, 2007

10.18	2006 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.19	2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on May 25, 2007

10.20	Production Payment Purchase Agreement and Assignment, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.21	Registration Rights Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 19, 2007

10.22	Security Agreement, dated June 12, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form SB-2/A1, as filed with the SEC on June 29, 2007

10.23	Notice of Assignment, dated June 13, 2007 by and between the Company and Crestview Capital Master, LLC	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2/A1, as filed with the SEC on June 29, 2007

10.24	Settlement Agreement and Release by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company, dated September 14, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 31, 2008

10.25	Addendum to Production Payment Purchase Agreement between the Company and Ashdown Milling Company LLC, dated February 6, 2008	Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 31, 2008

10.26	Amended Settlement Agreement and Release by and among Steven D. Craig, Estate of Collette Crater-Craig and the Company, dated March 21, 2008	Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 31, 2008

10.27	Agreement and Plan of Merger, dated May 21, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 14, 2008	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer

Date: August 14, 2008	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Principal Accounting Officer