Form 10-Q
period 2008-09-30
GOLDEN PHOENIX MINERALS INC
filed 2008-11-19
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 17, 2008 there were 203,350,457 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2008
	(Unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$1,128	$2,173,811
Receivables	591,925	951,873
Prepaid expenses and other current assets	201,323	153,962
Inventories	543,617	402,483
Marketable securities	48,568	163,958
Total current assets	1,386,561	3,846,087

Property and equipment, net	3,591,100	1,815,654

Other assets:
Restricted funds – reclamation obligations	2,332,131	2,246,824
Prepaid bond insurance premiums	244,867	277,276
Deposits	273,640	163,009
Total other assets	2,850,638	2,687,109

	$7,828,299	$8,348,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,970,683	$891,836
Accrued liabilities	1,434,385	980,287
Current portion of severance obligations	80,136	132,158
Current portion of long-term debt	387,808	103,721
Production payment obligation – related party	—	100,026
Production payment obligation	1,974,456	1,974,456
Amounts due to related parties	445,528	403,276
Total current liabilities	6,292,996	4,585,760

Long-term liabilities:
Reclamation obligations	3,471,746	3,312,562
Severance obligations	106,493	166,595
Long-term debt	615,141	123,164
Total long-term liabilities	4,193,380	3,602,321

Total liabilities	10,486,376	8,188,081

Commitments and contingencies

Minority Interest	235,326	34,034

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 190,593,123 and 180,552,639 shares issued and outstanding, respectively	190,593	180,553
Additional paid-in capital	39,602,023	37,509,985
Common stock subscribed	46,339	—
Other comprehensive income (loss)	(113,473)	1,917
Accumulated deficit	(42,618,885)	(37,565,720)
Total stockholders’ equity (deficit)	(2,893,403)	126,735

	$7,828,299	$8,348,850

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Sales	$1,670,012	$1,381,376

Operating costs and expenses:
Costs of mining operations	3,198,526	1,679,364
Exploration, development and mineral property lease expenses	611,174	105,161
Accretion expense	55,196	49,183
General and administrative expenses	909,216	779,371
Depreciation and amortization expense	153,920	59,030

Total operating costs and expenses	4,928,032	2,672,109

Loss from operations	(3,258,020)	(1,290,733)

Other income (expense):
Interest income	26,435	50,191
Interest expense	(43,542)	(26,040)
Gain on extinguishment of debt	1,500	—
Gain (loss) on disposal of property and equipment	(9,675)	(2,017)

Total other income (expense)	(25,282)	22,134

Loss before minority interest and income taxes	(3,283,302)	(1,268,599)

Minority interest in net loss of consolidated joint venture	703,268	194,056

Loss before income taxes	(2,580,034)	(1,074,543)

Provision for income taxes	—	—

Net loss	(2,580,034)	(1,074,543)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(47,695)	28,200

Net comprehensive loss	$(2,627,729)	$(1,046,343)

Loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	189,168,359	180,481,389

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Sales	$10,288,315	$6,645,958

Operating costs and expenses:
Costs of mining operations	9,078,564	5,287,416
Exploration, development and mineral property lease expenses	1,286,895	141,907
Accretion expense	159,184	141,628
General and administrative expenses	3,014,483	2,229,826
Depreciation and amortization expense	358,569	160,938
Royalties	1,158,337	—

Total operating costs and expenses	15,056,032	7,961,715

Loss from operations	(4,767,717)	(1,315,757)

Other income (expense):
Interest income	37,275	88,127
Interest expense	(93,584)	(253,761)
Gain (loss) on extinguishment of debt	—	537,309
Gain (loss) on disposal of property and equipment	(27,847)	19,712

Total other income (expense)	(84,156)	391,387

Loss before minority interest and income taxes	(4,851,873)	(924,370)

Minority interest in net income of consolidated joint venture	(201,292)	(327,525)

Loss before income taxes	(5,053,165)	(1,251,895)

Provision for income taxes	—	—

Net loss	(5,053,165)	(1,251,895)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(115,390)	63,524

Net comprehensive loss	$(5,168,555)	$(1,188,371)

Loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding	185,937,966	170,356,083

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(5,053,165)	$(1,251,895)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	358,569	160,938
Accretion expense	159,184	141,628
Stock-based compensation	235,888	78,441
Gain on extinguishment of debt	—	(537,309)
Loss (gain) on disposal of property and equipment	27,848	(19,712)
Issuance of common stock for services	76,700	144,105
Issuance of common stock for royalties	840,000	—
Exercise of warrants for royalties	60,000	—
Issuance of warrants for interest expense	—	7,308
Minority interest in net income of joint venture	201,292	327,525
Changes in operating assets and liabilities:
(Increase) decrease in receivables	359,948	(100,576)
Decrease in prepaid expenses and other current assets	74,157	95,350
Increase in inventories	(141,134)	(598,357)
Increase in restricted funds – reclamation obligations	(85,307)	(7,016)
Increase in deposits	(110,631)	(235)
Increase in accounts payable	986,043	280,539
Increase in accrued and other liabilities	582,319	122,692
Net cash used in operating activities	(1,428,289)	(1,156,574)

Cash flows from investing activities:
Purchase of property and equipment	(1,164,301)	(565,189)
Proceeds from the sale of property and equipment	—	40,000
Minority interest capital contributions to joint venture	—	360,000
Cash distributions from joint venture to minority interest	—	(500,000)
Net cash provided by (used in) investing activities	(1,164,301)	(665,189)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	689,613	6,744,505
Proceeds from the exercise of options and warrants	25,658	186,045
Proceeds from amounts due related parties	483,000	—
Payments of severance obligations	(113,247)	(240,935)
Payments of notes payable and long-term debt	(137,359)	(816,360)
Payments of amounts due to related parties	(427,732)	(152,500)
Payments of production payment obligation – related party	(100,026)	(608,304)
Net cash provided by financing activities	419,907	5,112,451

Net increase (decrease) in cash and cash equivalents	(2,172,683)	3,290,688
Cash and cash equivalents, beginning of period	2,173,811	479,032

Cash and cash equivalents, end of period	$1,128	$3,769,720

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
  Notes to Condensed Consolidated Financial Statements
  September 30, 2008
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

The condensed consolidated financial statements of the Company as of September 30, 2008 and December 31, 2007 and for the three-month and nine-month periods ended September 30, 2008 and 2007 include the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by the Company through its 60% member interest.  All significant inter-company balances and transactions have been eliminated.

The interim financial information of the Company as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $42,618,885 and a total stockholders’ deficit of $2,893,403 at September 30, 2008, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The recent deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  During the nine months ended September 30, 2008, the Company received proceeds from the sale of common stock, including the exercise of options and warrants, of $715,271 and proceeds of $483,000 from amounts due related parties.

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of $10,398,361 for the year ended December 31, 2007 and sales of $10,288,315 for the nine months ended September 30, 2008.  However, during the nine months ended September 30, 2008, operating costs and expenses exceeded revenues at Ashdown, and as a result, the Company used net cash in operating activities of $1,428,289 during this period.  Due to recent significant declines in the market price of molybdenum, the operations of the Ashdown LLC have been suspended.  As a result, the Company currently has no operating revenues.  The Company is currently unable to predict when molybdenum market conditions will improve, and when the operations of the Ashdown LLC might commence again.

As of February 25, 2008, the Company had proven reserves of molybdenum (Mo) of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.  The Ashdown LLC has not sustained a consistent level of production and has recently suspended its operations.  Subsequent to September 30, 2008, the Company made the decision to suspend active mining operations at the Ashdown mine, laying off approximately 76 miners until further notice, constituting approximately 90% of the labor force, due to the recent substantial decline of molybdenum oxide prices.  The Company believes that when operations commence again at Ashdown, operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment, royalty and debt obligations have been satisfied, will continue to contribute to the working capital of the Company.

There can be no guarantee or assurance that the Company will be successful in its ability to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or attain successful operations from its other properties, or to continue to raise capital at favorable rates or at all.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As discussed in Note 2 above, the Company recently suspended the operations of the Ashdown LLC due to significant declines in the market price of molybdenum.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three-month periods ended September 30, 2008 and 2007 was $24,569 and $14,221, respectively, and for the nine-month periods ended September 30, 2008 and 2007 was $235,888 and $78,441, respectively.  There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2008 and 2007.

During the nine months ended September 30, 2008, options to purchase 2,440,000 shares of the Company’s common stock were issued to officers, directors and employees with exercise prices ranging from $0.19 to $0.29 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.12 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	71.29%
Risk-free interest rate	3.08%
Expected life of options	5 years

The following table summarizes the stock option activity during the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	5,811,573	$ 0.22
Granted	2,440,000	$ 0.20
Exercised	(1,024,300)	$ 0.15
Expired or cancelled	-	$ -

Outstanding at September 30, 2008	7,227,273	$ 0.22	2.84	$ -

Options vested and exercisable at September 30, 2008	6,200,607	$ 0.23	2.55	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.08 as of September 30, 2008 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $93,738.

NOTE 5 -	STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of September 30, 2008 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2007	12,100,000	$ 0.38

Granted	4,748,925	$ 0.22
Canceled / Expired	(500,000)	$ 0.20
Exercised	(300,000)	$ 0.20

Outstanding, September 30, 2008	16,048,925	$ 0.34

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2008:

Expiration Date	Price	Number
2008	$ 0.20	150,000
2009	$ 0.18	2,000,000
2009	$ 0.20	550,000
2009	$ 0.25	1,000,000
2009	$ 0.40	10,600,000
2010	$ 0.25	1,748,925

		16,048,925

In connection with the sale of shares of its common stock in June, July and August 2008, the Company issued rights to purchase a total of 4,748,925 shares of its common stock, 1,748,925 shares at $0.25 per shares exercisable for a two-year period, 1,000,000 shares at $0.25 per share exercisable for a one-year period, and 2,000,000 shares at $0.18 per share exercisable for a one-year period.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	189,168,359	180,481,389	185,937,966	170,356,083
Dilutive effect of:
Stock options	-	-	-	-
Warrants and stock purchase rights	-	-	-	-

Weighted average number of common shares outstanding, assuming dilution	189,168,359	180,481,389	185,937,966	170,356,083

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At September 30, 2008, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 23,276,198 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.  At September 30, 2008, a production payment obligation of $1,974,456, which is recorded as a current liability in the accompanying condensed consolidated balance sheet, is convertible into a maximum of 5,484,600 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2008:

Land	$57,599
Mineral properties	34,212
Buildings	244,918
Leasehold improvements	212,963
Mining and milling equipment	2,683,480
Computer equipment	213,534
Drilling equipment	384,052
Vehicles	79,930
Support equipment	317,260
Office furniture and equipment	47,998
Construction in progress	471,140
4,747,086
Less accumulated depreciation and amortization	(1,155,986)

$3,591,100

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

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of September 30, 2008.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At September 30, 2008, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $244,867 and is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2008.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds totaling $492,724 for a bond and other regulatory deposit requirements for the Ashdown property and a deposit of $42,755 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying condensed consolidated balance sheet as of September 30, 2008.

NOTE 9 – RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge and Ashdown properties.  At September 30, 2008, the total amount recorded for estimated reclamation obligations was $3,471,746.  Because the Company was unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and has idled the project, and because the Ashdown LLC had not established proven or probable reserves until February 2008, no related reclamation asset has been recorded at September 30, 2008.

Accretion expense related to the reclamation obligations for the three-month periods ended September 30, 2008 and 2007 was $55,196 and $49,183, respectively, and $159,184 and $141,628 for the nine-month periods ended September 30, 2008 and 2007, respectively.

NOTE 10 – SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 14).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $80,136 is included in current liabilities and the long-term portion of the severance obligation of $106,493 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2008.

During the nine months ended September 30, 2008, the Company paid all remaining amounts payable to Kenneth S. Ripley, former Chief Executive Officer of the Company, under an employment separation agreement.  This agreement terminated an employment agreement dated as of March 8, 2006 between the Company and Mr. Ripley.

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

The production payment obligation to Crestview of $1,974,456 has been recorded as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2008.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission (which was initially done with a registration statement that went effective with the SEC in 2007), the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

The Company has determined, that in the event the market value per share of the Company’s common stock is greater than the $0.36 per share minimum conversion price per share, there is a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company will calculate the beneficial conversion feature at the end of each quarterly reporting period, and record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  As of September 30, 2008, there was no beneficial conversion feature since the market price of the Company’s common stock was less that the $0.36 per share minimum conversion price.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of September 30, 2008, the Company had paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

For the nine months ended September 30, 2008, the Company reported royalties expense of $1,158,337 comprised of the following:

Common stock – 3,733,334 shares at $0.225 per share	$840,000
Exercise of warrants – 300,000 shares at $0.20 per share	60,000
Cash payments	258,337

$1,158,337

NOTE 13 – LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2008:

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$4,300
Note payable to Komatsu Equipment Company, with principal payments $58,486 on June 30, 2008, $58,486 on June 30, 2009 and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	40,363
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	26,246
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	50,884
Capital lease payable to GE Capital, payable at $1,272 per month through March 2009, secured by equipment	8,387
Capital lease payable to Thiessen Equipment Ltd., payable at $1,368 per month through December 2008, secured by equipment	4,022
Note payable to GE Capital, payable at $1,149 per month through April 2012, including interest at 5.40%, secured by equipment	43,873
Note payable to GE Capital, payable at $1,476 per month through September 2012, including interest at 8.52%, secured by equipment	58,792
Note payable to Maptek/KRJA Systems, Inc., payable at $3,047 per month through February 2010, including interest at 42.4%, secured by software	36,753
Note payable to Atlas Copco Customer Finance, payable at $6,641 per month through June 2012, including interest at 6.75%, secured by equipment	263,355
Note payable to Atlas Copco Customer Finance, payable at $5,592 per month through August 2012, including interest at 6.75% secured by equipment	230,378
Other	42,593
Accrued interest payable	17,546
Total	1,002,949
Less current portion	387,808

Long-term portion	$615,141

NOTE 14 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at September 30, 2008:

	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008	$100,000	$—	$100,000
Note payable to a former employee and manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	112,908	59,108	172,016
Note payable to Win-Eldrich Gold, Inc., minority member in Ashdown LLC, due August 16, 2008, with interest at 8%	127,165	2,731	129,896
Note payable to David A. Caldwell, Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	16,750	240	16,990
Note payable to Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%, Mr. Martin is President of the Company	26,250	376	26,626
	$383,073	$62,455	$445,528

NOTE 15 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company issued 10,040,484 shares of its common stock for the following consideration:  2,831,183 shares for cash of $689,613 (including common stock subscription payable of $180,000); 415,000 shares for services valued at $76,700; 1,070,000 shares in payment of accounts payable of $90,971 and common stock subscription receivable of $13,661; 3,733,334 shares issued for royalties expense of $840,000 (Note 12); 666,667 shares for common stock subscription receivable of $120,000; 1,024,300 shares issued for the exercise of options and warrants, $25,658 for cash and $129,587 reduction in accrued liabilities; and 300,000 shares issued upon the exercise of warrants for royalties expense of $60,000 (Note 12).  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the nine months ended September 30, 2008, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

Upon reincorporation to the State of Nevada, the par value of the Company’s common stock was changed from no par value per share to $0.001 par value per share.  The consolidated financial statements of the Company for all periods presented have been retroactively adjusted to reflect this change in par value per share.

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

NOTE 17 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2008 and 2007, the Company made no cash payments for income taxes.

During the nine months ended September 30, 2008 and 2007, the Company made cash payments for interest of $97,820 and $322,504, respectively.

During the nine months ended September 30, 2008, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and increased other comprehensive loss for unrealized loss on marketable securities of $115,390.

•	Accrued liabilities were reduced by $129,587 through the exercise of stock options and resultant increase in common stock of $394 and increase in additional paid-in capital of $129,193.

•	Property and equipment was purchased through the issuance of debt of $813,787.

•	Property and equipment was purchased through the issuance of accounts payable of $192,988.

•	Increased prepaid expenses and other current assets and current portion of long-term debt by $89,109.

•	Decreased property and equipment and accounts payable by $9,213.

•	Decreased accounts payable by $90,971, increased common stock by $1,070, increased additional paid-in capital by $103,562 and decreased common stock subscribed by $13,661.

•	Increased common stock by $667, increased additional paid-in capital by $119,333 and decreased common stock subscribed by $120,000.

During the nine months ended September 30, 2007, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and other comprehensive income for unrealized gain on marketable securities of $63,524.

•	Increased common stock by $424, increased additional paid in capital by $124,576 and decreased accounts payable by $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock of $122 and increase in additional paid-in capital of $160,105.

•	Accounts payable was reduced by $27,373 through the exercise of stock options and resultant increase in common stock of $668 and increase in additional paid-in capital of $26,705.

•	Accounts payable was reduced and long-term debt increased by $512,262.

•	Property and equipment was purchased through the issuance of debt of $30,949.

•	Notes payable and related accrued interest was reduced and production payment obligation was increased by $1,974,456.

•	The Company reclassified deferred revenue – related party of $904,567 to production payment obligation – related party.

•	Increased common stock and decreased additional paid-in capital by $150.

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

NOTE 19 – SUBSEQUENT EVENTS

Due to significant declines in the market price of molybdenum, the Company suspended operations at the Ashdown LLC during the first week of November 2008, laying off approximately 76 miners until further notice, constituting approximately 90% of the Ashdown LLC’s labor force.

Subsequent to September 30, 2008, the Company has issued a total of 9,827,334 shares of its common stock for the following consideration:  4,937,334 shares for cash of $39,507, 1,000,000 shares for common stock subscription payable of $120,000, and 1,945,000 shares each to David A. Caldwell, Chief Executive Officer of the Company, and Robert P. Martin, President of the Company, in payment of deferred compensation payable totaling $161,399.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in this Report and elsewhere in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. (“Golden Phoenix,” the “Company,” “we,” “us” or “our”) is a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries. Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential.  Our main focus is in Nevada.

We were formed in Minnesota on June 2, 1997.  On May, 30, 2008, we reincorporated in Nevada.

Our two primary mining property assets are the Ashdown molybdenum project operated by the Ashdown Project LLC (the “Ashdown LLC”), in which we currently own a 60% member interest (and have claim to an additional 9.5% interest, though contested, which would bring our total interest to 69.5%), and the Mineral Ridge gold mine (Figure 1). Management’s near-term goal is to extract the known molybdenum deposits at Ashdown and develop a plan for profitable production of gold and silver at Mineral Ridge. The Ashdown molybdenum project has represented all of Golden Phoenix’s revenue.  Due to recent significant declines in the market price of molybdenum, the operations of the Ashdown LLC have been suspended.  As a result, we currently have no operating revenues.

As further discussed below, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada (Figure 2), and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property in the next six to eighteen months.

The Ashdown LLC commenced production in December 2006, and we are working to put Ashdown into sustained profitable production. As further discussed below, in 2003 we identified economically feasible gold reserves that could be recovered using a cyanide heap leaching process at the Mineral Ridge Project. We operated the Mineral Ridge Project in 2004 and 2005, but did not obtain the results projected in the engineering and feasibility study completed in 2003. Consequently, the Mineral Ridge mine was idled pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We have commenced further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge. It is expected that this work, which will be contracted with a third party, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.

Subsequent to September 30, 2008, we made the decision to suspend active mining operations at the Ashdown mine, laying off approximately 76 miners until further notice, constituting approximately 90% of the labor force, due to the recent substantial decline of molybdenum oxide prices.  There can be no guarantee or assurance that we will be successful in our ability to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or attain successful operations from our other properties, or to continue to raise capital at favorable rates or at all.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Due to recent significant declines in the market price of molybdenum, the operations of the Ashdown LLC have been suspended.  As a result, the Company currently has no operating revenues.  The Company is currently unable to predict when molybdenum market conditions will improve, and when the operations of the Ashdown LLC might commence again.

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

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

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

The Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $42,844,253 and a total stockholders’ deficit of $3,118,771 at September 30, 2008, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The recent deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  During the nine months ended September 30, 2008, the Company received proceeds from the sale of common stock, including the exercise of options and warrants, of $715,271 and proceeds of $483,000 from amounts due related parties.

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of $10,398,361 for the year ended December 31, 2007 and sales of $9,912,702 for the nine months ended September 30, 2008.  However, during the nine months ended September 30, 2008, operating costs and expenses exceeded revenues at Ashdown, and as a result, the Company used net cash in operating activities of $1,428,289 during this period.  Due to recent significant declines in the market price of molybdenum, the operations of the Ashdown LLC have been suspended.  As a result, the Company currently has no operating revenues.  The Company is currently unable to predict when molybdenum market conditions will improve, and when the operations of the Ashdown LLC might commence again.

As of February 25, 2008, the Company had proven reserves of molybdenum (Mo) of 2,773,908 pounds with a grade of 2.91% and probable reserves of 1,074,023 pounds with a grade of 0.78% pursuant to an independent third party Technical Report and Feasibility Study.  The Ashdown LLC has not sustained a consistent level of production and has recently suspended its operations.  Subsequent to September 30, 2008, the Company made the decision to suspend active mining operations at the Ashdown Mine, laying off 76 miners until further notice, constituting approximately 90% of the labor force, due to the recent substantial decline of molybdenum oxide prices.  The Company believes that when operations commence again at Ashdown, operating cash flows from the Ashdown LLC, after distributions to the minority interest member and after related production payment, royalty and debt obligations have been satisfied, will continue to contribute to the working capital of the Company.

There can be no guarantee or assurance that the Company will be successful in its ability to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or attain successful operations from its other properties, or to continue to raise capital at favorable rates or at all.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Minority Interest.  As of September 30, 2008, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company.  The operating income or loss of the Ashdown LLC for the three-month and nine-month periods ended September 30, 2008 and 2007 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby increasing or decreasing the Company’s net loss.

Accounts Receivable.  Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts was $116,407 at September 30, 2008.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Marketable Securities.  Marketable securities consist of shares of International Enexco Ltd. common stock received in the sale of mineral properties.  The Company intends on holding these shares for the foreseeable future, and accordingly, the shares are accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities are stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet. The total net unrealized loss on this investment for the three-month period ended September 30, 2008 was $47,695 and the net unrealized gain on this investment for the nine-month period ended September 30, 2007 was $28,200.  The total net unrealized loss on this investment for the nine-month period ended September 30, 2008 was $115,390 and the total net unrealized gain on this investment for the nine-month period ended September 30, 2007 was $63,524.

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

Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of September 30, 2008, the Company had reduced its deferred tax assets to zero by recording a valuation allowance.

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

RESULTS OF OPERATIONS

Sales

We generated sales of $1,670,012 and $1,381,376 for the three-month periods ended September 30, 2008 and 2007, respectively, and sales of $10,288,315 and $6,645,958 for the nine-month periods ended September 30, 2008 and 2007, respectively, consisting of sales of molybdenite concentrates produced by the Ashdown LLC.  The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007.  Sales in the three-month and nine-month periods ended September 30, 2008 were negatively impacted by the temporary suspension of mining activities at Ashdown due to safety and maintenance activities.

Due to recent significant declines in the market price of molybdenum, we have suspended the operations of the Ashdown LLC since current production costs exceed current market prices per pound of molybdenum concentrates.  As a result, the Company currently has no operating revenues.  The Company is currently unable to predict when molybdenum market conditions will improve, and when the operations of the Ashdown LLC might commence again.

Operating Costs and Expenses

Costs of mining operations for the three-month periods ended September 30, 2008 and 2007 were $3,198,526 and $1,679,364, respectively, and $9,078,564 and $5,287,416 for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase in costs of mining operations in the current year resulted from the increased level of operations by the Ashdown LLC described above.  In addition, during the suspension of mining activities in the three-month and nine-month periods ended September 30, 2008, payroll and other operating costs continued as efforts were redirected to safety and maintenance activities.  Costs of mining operations also include expenditures to maintain the Mineral Ridge project on standby status.

Exploration, development and mineral property lease expenses were $611,174 and $105,161 for the three-month periods ended September 30, 2008 and 2007, respectively, and $1,286,895 and $141,907 for the nine-month periods ended September 30, 2008 and 2007, respectively.  Current year levels of these expenses have increased significantly due to two factors.  First, the Company has organized a drilling department that it has staffed and for which it has acquired equipment and supplies.  We have conducted planning activities for and commenced drilling of approximately 50,000 feet at Mineral Ridge, and completed 20,000 feet of drilling at Ashdown.  Second, we are completing reserve calculations and feasibility work at Mineral Ridge in the current year.

General and administrative expenses were $909,216 and $779,371 for the three-month periods ended September 30, 2008 and 2007, respectively, and $3,014,483 and $2,229,826 for the nine-month periods ended September 30, 2008 and 2007, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The increase in the current year is primarily the result of increased stock-based compensation for current year option grants, increases in legal and professional fees, including costs of complying with the Sarbanes–Oxley Act, and the addition of accounting and administrative personnel to support the increased operations at Ashdown.

Royalties expense for the nine months ended September 30, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of the Company’s common stock to two of the members in the first quarter of 2008 to buy out their membership interests in Ashdown Milling, thus reducing the Company’s future royalty obligations on Ashdown LLC production.  No royalties were paid during the three months and nine months ended September 30, 2007.

Accretion expense and depreciation and amortization expense for the three months and six months ended September 30, 2008 increased from levels recorded for the comparative periods in 2007 primarily due to the increased operations of the Ashdown LLC.

Other Income (Expense)

During the three months ended September 30, 2008, interest income decreased to $26,435 from $50,191 for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, interest income decreased to $37,275 from $88,127 for the nine months ended September 30, 2007.  The decrease in interest income in the current year is due to decreased levels of interest-bearing deposits.

During the three months ended September 30, 2008, interest expense increased to $43,542 from $26,040 for the three months ended September 30, 2007 due to increased long-term borrowings of the Company, primarily related to the purchase of property and equipment.  During the nine months ended September 30, 2008, interest expense decreased to $93,584 from $253,761 for the nine months ended September 30, 2007. This decrease resulted from the Company’s reduction in short-term interest-bearing debt, partially offset by increased long-term borrowings in the current year related to the purchase of property and equipment.

During the nine months ended September 30, 2007, we reported a net gain on extinguishment of debt of $537,309, resulting from the elimination of amounts payable pursuant to the Schnack financing agreement and subsequent conversion of certain amounts to a production payment obligation to Crestview and from agreements reached to extinguish certain accounts payable.  During the three months ended September 30, 2008, we reported a gain on extinguishment of debt of $1,500.

The remaining other income (expense) amounts reported in the three-month and nine-month periods ended September 30, 2008 and 2007 consisted of a gain or loss on disposal of property and equipment, and were not material.

Net Income (Loss)

The Ashdown LLC reported net loss before minority interest of $2,261,401 and $485,184 for the three-month periods ended September 30, 2008 and 2007, respectively, and net income before minority interest of $511,641 and $818,769 for the nine-month periods ended September 30, 2008 and 2007, respectively.  The net income or loss of the Ashdown LLC has varied from period to period due to temporary shutdowns of the mine or the mill for maintenance or safety purposes and due to lack of consistent quality of ore processed.

After adding our minority interest member’s share of net income or loss from the Ashdown LLC, our net loss for the three-month periods ended September 30, 2008 and 2007 was $2,580,034 and $1,074,543, respectively, and our net loss for the nine-month periods ended September 30, 2008 and 2007 was $5,053,165 and $1,251,895, respectively.

Liquidity And Capital Resources

The Company has a history of operating losses since its inception in 1997, and had an accumulated deficit of $42,618,885 and a working capital deficit of $4,906,435 at September 30, 2008.  Net cash used in operating activities was $1,428,289 for the nine months ended September 30, 2008, compared to net cash used in operating activities of $1,156,574 for the nine months ended September 30, 2007.

The Company’s liquidity has been negatively impacted by the recent deterioration of capital markets, making increasingly difficult for the Company to obtain debt and equity financing.  In addition, due to recent significant declines in the market price of molybdenum, during the first week of November 2008, the Company suspended the operations of the Ashdown LLC, where current production costs per pound exceed the market price per pound.  As a result, the Company currently has no operating revenues.  The Company is currently unable to predict when molybdenum market conditions will improve, and when the operations of the Ashdown LLC might commence again.  Consequently, we will require additional funding from debt and equity financing to meet our current obligations.

At September 30, 2008, we had exhausted our cash reserves, with a balance of cash and cash equivalents of $1,128.  With no revenues currently from the Ashdown LLC and difficulties experienced in raising debt and equity capital, we believe our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term.  We are in the process of reducing our operating costs, including a reduction in force at Ashdown LLC and at Golden Phoenix.

In addition, as more fully described in the notes to the consolidated financial statements, the Company’s share of production distributions from the Ashdown LLC are encumbered by significant production payment obligations entered into to provide development funds for the Ashdown project. Consequently, we will require additional funding from debt and equity financing to finance our operations, including any cash call obligations of the Ashdown LLC.  We have also suspended our plans for further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008, including over 50,000 feet of planned drilling.

There can be no guarantee or assurance that the Company will be successful in its ability to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or attain successful operations from its other properties, or to continue to raise capital at favorable rates or at all.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled debt obligations, it may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws..  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As discussed above, during the nine months ended September 30, 2008 we used net cash of $1,428,289 in operating activities, compared to $1,156,574 net cash used in operating activities during the nine months ended September 30, 2007.  The increase in net cash used in operating activities in the current year is primarily due to the increased net loss of the Company.

During the nine months ended September 30, 2008, net cash used in investing activities was $1,164,301 for the purchase of property and equipment.  During the nine months ended September 30, 2007, net cash used in investing activities was $665,189, comprised of $565,189 for the purchase of property and equipment and $500,000 for a cash distribution to our minority interest member of the Ashdown LLC, partially offset by $360,000 cash contributed to capital by our minority interest member of the Ashdown LLC and $40,000 proceeds from the sale of property and equipment.

During the nine months ended September 30, 2008, net cash provided by financing activities was $419,907, comprised of net proceeds from the issuance of common stock and the exercise of warrants and options of $715,271 and proceeds from amounts due related parties of $483,000.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $113,247, notes payable and long-term debt of $137,359, amounts due to related parties of $427,732 and the payments of production payment obligation – related party of $100,026.

During the nine months ended September 30, 2007, net cash provided by financing activities was $5,112,451, consisting of $6,930,550 from the issuance of common stock and the exercise of warrants and options, partially offset by payments of severance obligations of $240,935, notes payable and long-term debt of $816,360, amounts due related parties of $152,500 and the payments of production payment obligation – related party of $608,304.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of September 30, 2008, the Company had paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

At September 30, 2008, we had a production payment obligation of $1,974,456 to Crestview Capital that has been recorded as a current liability in the accompanying condensed consolidated balance sheet.  So long as the production payment obligation remains outstanding, it may be converted in whole or in part into shares of the Company’s common stock at the option of Crestview.  The number of shares of the Company’s common stock to be issued upon conversion of the production payment shall be calculated by dividing the remaining amount of the production payment by the number derived by multiplying the average of the volume weighted average price of the Company’s common stock for a period of ten (10) trading days prior to exercise of this conversion right by 0.80, but in no case less than $0.36 per share nor more than $0.46 per share.  Provided that the shares of common stock underlying the conversion right have been registered with the U.S. Securities and Exchange Commission, the production payment shall automatically convert into shares of the Company’s common stock if the closing price of the Company’s common stock on the OTC Bulletin Board or other public trading market is greater than or equal to $0.65 per share for ten consecutive trading days.

During the nine months ended September 30, 2008, we have incurred additional debt totaling $824,314 for the acquisition of vehicles and equipment for the Ashdown LLC and for our drilling activities.

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, the Chief Executive Officer and Principal Accounting Officer (one person) has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2008.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The annual meeting of shareholders of the Company was held on September 8, 2008.  The shareholders voted, either in person or by proxy, on the following proposals.  The directors listed below were elected, and the proposal to ratify the appointment of HJ & Associates, LLC as the Company’s independent registered public accounting firm was approved, with the results of the shareholder vote as follows:

1	The following five directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

David A. Caldwell	97,594,854	1,653,508	99,248,362
Ronald L. Parratt	98,083,097	1,165,265	99,248,362
J. Roland Vetter	98,099,097	1,149,265	99,248,362
Corby G. Anderson	98,136,097	1,112,265	99,248,362
Kent D. Aveson	98,088,097	1,160,265	99,248,362

2.	To approve the Board of Directors appointment of HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2008.

For	98,453,077
Against	319,900
Abstain	475,385

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc., a Minnesota corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G, as filed with the SEC on July 30, 1997

3.2	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc., a Minnesota corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2/A1, as filed with the SEC on December 21, 2007

3.3	Bylaws of Golden Phoenix Minerals, Inc., a Minnesota corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10SB12G, as filed with the SEC on July 30, 1997

3.4	Articles of Incorporation of Golden Phoenix Minerals, Inc., a Nevada corporation	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

3.5	Bylaws of Golden Phoenix Minerals, Inc, a Nevada corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

4.1	Specimen Common Stock Certificate, Golden Phoenix Minerals Inc., a Nevada corporation	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K for June 13, 2007, as filed with the SEC on June 4, 2008

31.1	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 19, 2008	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer and Principal Accounting Officer