Form 10-K
period 2008-12-31
GOLDEN PHOENIX MINERALS INC
filed 2009-04-15
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was $34,172,520. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of April 5, 2009 was 206,050,457.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement to be filed within 120 days of the registrant’s fiscal year end.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Description Of Business

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Golden Phoenix Minerals, Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks. This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.  We do not undertake any obligation to update any forward-looking statements.

The Company

We are a mineral exploration, development and production company, formed in Minnesota on June 2, 1997.  On September 21, 2007, our shareholders voted in favor of a Plan of Merger to reincorporate from the State of Minnesota to the State of Nevada.  The reincorporation was completed on May 30, 2008.

Our business includes acquiring and consolidating mineral properties that we believe have a high potential for new mineral discoveries and profitability.  Our focus is on properties containing gold, silver and molybdenum that are located in Nevada.

Our primary mining property asset is the Mineral Ridge mine, located in Nevada.  Our near-term goal is to develop a feasibility plan and obtain financing through a joint venture or sale of all or part of our interest in the mine based on the potential for profitable production of gold and silver at Mineral Ridge.  In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.

In 2007 we transitioned from an exploration and development company into a production stage company.  However, in the fourth quarter of 2008, our Board of Directors made the decision to suspend active mining operations of the Ashdown Project LLC (the “Ashdown LLC”) in response to a rapid and substantial decline of molybdenum oxide market prices as prices fell from an average of approximately $33 per pound in September 2008 to approximately $10 per pound for November 2008.  On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Mines Limited (“WEX”), whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEX (the “Ashdown Sale”).  WEX has been a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006  As a result, detailed discussions of the Ashdown LLC and the Ashdown mine are omitted from this report, and the Ashdown LLC is discussed and classified as discontinued operations for all periods presented in our consolidated financial statements.

The Ashdown Sale, which is discussed in more detail below, will not be completed until execution of definitive agreements, receipt of regulatory approval, and WEX obtaining financing.  Upon completion of the Ashdown Sale, all litigation between WEX and the Company will terminate.  The Company will have the right to appoint one representative to the WEX Board of Directors, and WEX will have the right to appoint one representative to the Company’s Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

Our corporate directors, officers and managers have prior management experience with large and small mining companies.  We believe that we have created the basis for a competitive minerals exploration/development and operational company through assembling a group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

We intend to continue to explore and develop properties.  We plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control.  We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our future partner(s).  By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base strategic metals properties in various stages of mineral exploration and development. We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential for success and growth.

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

Competition And Mineral Prices

The mining industry has historically been intensely competitive and the increasing price of gold since 2002 has led a number of companies to begin once again to aggressively acquire claims and properties.

Capital Equipment and Expenditures

During the year ended December 31, 2008, we acquired, through purchase, debt or lease financing approximately $380,000 of drilling equipment and fully staffed a full service drilling department.  Initially, the efforts of this drilling department were directed towards drilling activities at Mineral Ridge, with plans to further complete development work, engineering and feasibility work on expansion of the Ashdown operations.  The suspension of operations at Ashdown and the deterioration of capital markets have made financing extremely difficult, and the drilling department operations have been suspended pending additional funding.

When funding is available, we anticipate completing drilling activities for approximately 60,000 feet of drilling (estimated cost of $1,400,000) at Mineral Ridge, and completing ongoing reserve calculations and feasibility work (estimated cost of $400,000) at Mineral Ridge.

Mining Properties And Projects

With the sale of our interest in the Ashdown, LLC, our primary mining property asset is the Mineral Ridge mine, located in Nevada.  Our near-term goal is to develop a feasibility plan and obtain financing through a joint venture or sale of all or part of our interest in the mine based on the potential for profitable production of gold and silver at Mineral Ridge.

As further discussed below, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funds become available.

Denio
McDerrmit
ASHDOWN
NV 140
US 95
US 93
Elko
Humboldt
Winnemucca
I-80
Washoe
Elko
Alt US 93
Pershing
Lander
Eureka
White Pine
Reno
Storey
Churchill
US 50
Lyon
Douglas
US 95
Nye
US 6
Mineral
Tonopah
Esmeralda
Lincoln
US 93
MINERAL
RIDGE
US 95
Clark
I-15
Las
Vegas
US 95

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Figure 1. Map showing the locations of the Nevada properties discussed in this Annual Report.  Ashdown was the only active property in 2008, with Mineral Ridge idled in 2005.

Mineral Ridge Gold Mine, Esmeralda County, Nevada

The Mineral Ridge gold mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada (“Mineral Ridge”). The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site from the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6. We also control three (3) private land parcels, which are located outside the main Mineral Ridge mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over certain springs. These private lands total about 430 acres. The total combined acreage controlled by Golden Phoenix is equal to approximately 6.78 square miles.

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

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie. We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization. Our operations have yielded certain amounts of precious metal product (dore, a mixture of gold and silver) that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004. In January 2005, we temporarily idled the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. We intend to commence further exploration of numerous targets and development of identified economic mineralization potentially via joint venture at Mineral Ridge in 2009. It is expected that this work, consisting of over 60,000 feet of planned drilling, will identify and delineate reserves for both open pit and underground deposits and ultimately extend the life of the mine.  The exploration work at Mineral Ridge has been suspended pending availability of funding.

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

Subsequent to our fiscal year ended December 31, 2008, on January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with one of our investors, Crestview Capital Master, LLC (“Crestview”), whereby Crestview provided us with a bridge loan in the principal amount of One Million Dollars ($1,000,000) and restructured the previous debt owed to them pursuant to a Production Purchase Payment and Assignment Agreement dated June 12, 2007.  Both the bridge loan and the restructured debt are evidenced by secured promissory notes, wherein we granted Crestview a security interest in the Mineral Ridge property.  Further details regarding the bridge loan and debt restructuring transaction can be found in our Current Report on Form 8-K filed with the Commission on February 5, 2009, and are discussed in greater detail in the Notes to our Financial Statements included in this Annual Report, under the heading “Subsequent Events.”

Mineral Ridge Royalty Obligations

We are obligated to honor two (2) prior royalty agreements. The first is to Mary Mining Company, which includes annual advance minimum royalty payments of $60,000, and a sliding-scale production royalty based on gold price:

Price of Gold Per Troy Ounce	Royalty Percentage Rate

Less than or equal to $300	2.5%
Greater than $300, but less than or equal to $325	3.0%
Greater than $325, but less than or equal to $350	3.5%
Greater than $350, but less than or equal to $375	4.0%
Greater than $375, but less than or equal to $400	4.5%
Greater than $400, but less than or equal to $500	5.0%
Greater than $500, but less than or equal to $600	5.5%
Greater than $600, but less than or equal to $800	6.0%
Greater than $800, but less than or equal to $1000	7.0%
Greater than $1000	8.0%

The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims. This agreement has no minimum payments due but includes a sliding-scale production royalty:

Price of Gold Per Troy Ounce	Royalty Percentage Rate

Less than or equal to $300	1.0%
Greater than $300, but less than or equal to $400	2.0%
Greater than $400, but less than or equal to $500	2.5%
Greater than $500	3.0%

We are actively working with the royalty holders to reduce and restructure the current royalty burdens to affect a benefit to all parties.  The outcome of these negotiations remains uncertain at this time.

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

The Uncle Sam property is also 100% controlled by GAME. The property is located in the Richardson Gold District, about 60 miles southeast of Fairbanks. Their work has defined a strongly anomalous gold zone that requires drilling for the next phase of work. Sumitomo and Kennecott acquired claims that abut the GAME position, and work by these entities and their Joint Venture partners have produced very strong results. We do not know if or when a discovery of gold mineralization will be made.

Preliminary negotiations have been entered with GAME to explore the conversion of these royalty interests into an equity stake in this private company.  It is not certain what the outcome of these discussions will be.

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

Discontinued Ashdown Operations

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with WEX, whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEX (the “Ashdown Sale”).  WEX has been a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEX owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

As consideration for the Ashdown Sale, WEX will pay $5.3 million (the “Purchase Price”) to the Company, in the form of a secured promissory note for the full amount of the Purchase Price.  In addition, WEX will assume the majority of all obligations and liabilities of the Ashdown LLC.  Interest on the note will be calculated on a quarterly basis at a defined prime rate plus 2%, not to exceed 10%.  No payments of note principal or interest are payable until April 1, 2010, with monthly payments of principal and interest payable thereafter for a period of 72 months.

The Ashdown Sale will be complete upon execution of definitive agreements and receipt of regulatory approval.  Upon completion of the Ashdown Sale, all litigation between WEX and the Company will terminate.  The Company will have the right to appoint one representative to the WEX Board of Directors, and WEX will have the right to appoint one representative to the Company’s Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

Employees

Corporate Office

We have 2 key professionals and 2 support staff to perform management functions. We intend to employ independent contractors to fulfill short-term needs for accounting, permitting, and other administrative functions, and may staff further with employees as we bring Mineral Ridge and Northern Champion on line over the next twelve to twenty-four months.

Drilling Services Division

In fourth quarter of 2007, we established a drilling services extension to our Technical Services Group.  In 2008, this division leased a new Ingersol Rand TH60 drill rig, purchased other support equipment and retained a lead driller and two support drillers to staff the rig.  Drilling Services was expected to support exploration and development work at Ashdown, Mineral Ridge and in other corporate opportunities as they presented themselves.  However, the suspension of operations at Ashdown and the deterioration of capital markets have made financing extremely difficult, and the Drilling Services operations have been suspended pending additional funding.

Mineral Ridge Mine

At the Mineral Ridge mine we have one employee overseeing security during the idle phase. It is anticipated that more employees will be added at the Mineral Ridge operation in the next twelve to twenty four months as funding is obtained to allow the start up of operations at the mine.

ITEM 1A.  RISK FACTORS

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations. We have incurred net losses of $7,056,582 and $2,350,435 for the years ended December 31, 2008 and 2007, respectively. As a result, at December 31, 2008 we had an accumulated deficit of $44,622,302 and a total stockholders’ deficit of $4,410,617.   Our revenues have not been sufficient to sustain our operations. We recently suspended the operations of the Ashdown LLC and entered into an agreement to sell our member interest.  The Ashdown LLC has been the only source of our operating revenues for the past two years.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mines. We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2008 and 2007 with respect to their doubt about our ability to continue as a going concern.  As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2008, we have generated significant losses from operations, and had an accumulated deficit of $44,622,302 and a total stockholders’ deficit of $4,410,617 at December 31, 2008, which together raises doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to our consolidated financial statements for the year ended December 31, 2008.

We May Not Have Access To Capital In The Future As A Result Of Disruptions In Capital And Credit Markets.

Our ability to access capital or credit necessary to continue operations may be hindered by the current crisis in the capital and credit markets both in the U.S. and internationally.  Moreover, longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could affect adversely our access to the liquidity needed for our business in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. The continuation of these disruptions could increase our interest expense and capital costs and could affect adversely our results of operations and financial position including our ability to grow our business through joint ventures, sales or acquisitions.

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production, meet certain debt obligations and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.53 and $0.01. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

ITEM 3.  LEGAL PROCEEDINGS

Win-Eldrich Gold, Inc. — The Company has participated in mediation proceedings with Win-Eldrich Gold, Inc. (“WEX”).  The dispute arises from the Company’s November 2, 2006 formal notice of default to WEX that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEX and the Company dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by the Company to be owed by WEX under the agreement is $115,755.  Additionally, by the same notice of default, the Company reminded WEX that it did not timely pay to the Company its share of revenues received by WEX for ore from stockpiles as required by the above-mentioned letter agreement.  The Company’s share of these monies was $193,391.  The total amount in default totals $309,146.  Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEX did not cure its default.  Consequently, the Company elected, as permitted under the agreement, to dilute WEX’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, the Company contends WEX’s membership interest has been reduced from 40% to 30.5%.  WEX is currently contesting this dilution of its interest in the Ashdown LLC.  WEX has disputed and continues to dispute the amount and timing of certain expenditures incurred by the Company on the Ashdown property.  In addition, WEX has notified the Company of certain provisions in the Operating Agreement that it contends the Company has breached.

As of the date of this Report, the Company does not believe any of WEX’s allegations are material.  Upon closing the Ashdown Sale, all litigation between the Company and WEX will terminate.  The outcome of these matters cannot currently be determined.

    Freddie Quimby — On or about October 26, 2007, Ashdown LLC terminated the employment of Freddie Busby Quimby, the Mine Manager of Ashdown, for cause pursuant to the terms of his employment agreement.  Mr. Quimby claimed that Ashdown LLC owed him approximately $2,500,000 in severance pay.  Mr. Quimby filed suit against both the Ashdown LLC and Mr. Kent Aveson, the then new Mine Manager at Ashdown, seeking $4,000,000 in damages.  The suit was filed on or about September 11, 2008, in the United States District Court, District of Oregon.  Ashdown LLC was served and filed a motion to dismiss or in the alternative a change of venue.  Mr. Quimby’s claims appear to have no basis in fact and are considered by Ashdown LLC to be frivolous.  Following the Ashdown LLC’s entry into settlement discussions with Mr. Quimby, on or around April 9, 2009, the Court granted the Ashdown LLC’s motion and dismissed the lawsuit as frivolous.  Based on the nature of the allegations, the surrounding facts and the court’s recent dismissal, the Company does not consider these allegations material.

    Earl Harrison — On October 22, 2008, the Company received a summons and complaint initiated by its former Ashdown Mine Manager, Earl Harrison, in an amount equal to $172,116.  The claim relates to a Promissory Note and accrued interest stemming from the lease of Mr. Harrison’s mining equipment and other amounts due him prior to the formation of the Ashdown LLC.  This Note had been the subject of regular monthly payments until the deteriorating capital markets forced the Company to suspend this payment schedule.  The Company agreed with the amounts detailed in the complaint and had no objection to Mr. Harrison’s claim.  The Company is now in receipt of a default judgment dated February 2, 2009 entered in Mr. Harrison’s favor, awarding Mr. Harrison $165,197 plus accrued interest through December 31, 2008 of $5,094 and additional interest that accrues at a daily rate of $18.66 until the Note is paid in full.  We have been in discussions with Mr. Harrison and his attorney throughout this period of time and have initiated a formal process to negotiate a settlement in this matter on February 4, 2009.  We expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Tetra Financial Group, LLC — On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two ten ton hauler trucks.  The total money damages claimed are approximately $852,478.  At this time the parties are continuing to negotiate to reach a favorable settlement, which may include performance of the lease, return of certain equipment and/or payment of some damages.  It is uncertain at this time whether the Company will continue to participate in these negotiations or in any terms of a settlement, or whether the Tetra obligations will be assumed solely by the Ashdown Project LLC following the Company’s sale of its interest in Ashdown.  As of the date of this Report, the Company does not believe these allegations are material.

Retrievers, LLC — On February 12, 2009, Retrievers, LLC, along with John Tingue and Kris Tingue (collectively, “Retrievers”) filed a complaint in the Sixth Judicial District Court of the State of Nevada, in and for the County of Humboldt, Case No. CV-17880, against the Ashdown Project, LLC, the Company, Win-Eldrich Gold, Inc., and Perry Muller, an individual (collectively, the “Ashdown Group”), seeking (1) to establish rights, titles, and interests in and to certain personal property known as the “Kingston Mill”, consisting of certain machinery and equipment; (2) damages for breaches of contract and other claims; and (3) certain equitable relief.  The complaint included claims arising out of certain obligations and agreements contained in a Settlement Agreement between Retrievers and the Company, made as of August 26, 2005.  Specifically, the complaint seeks a temporary restraining order and preliminary injunction enjoining the Ashdown Group from using, encumbering or transferring any rights to the Kingston Mill, title to the Kingston Mill and damages in excess of $133,163.  Retrievers and Ashdown Group are currently engaged in settlement negotiations and have agreed to the principal terms of a settlement, which the Company expects to conclude and all lawsuits to be dismissed concurrently with the close of the Ashdown sale.  The settlement obligations of the Company are not anticipated to have a material adverse effect on the operations of the Company.

DMC-Dynatec Mining Services Corporation — On February 13, 2009, DMC Mining recorded a mechanic’s lien against real property, mining claims and mineral deposits at the Ashdown mine claiming approximately $108,448 due for mechanic’s labor.  Such amount is owed on a service contract, which requires DMC Mining to bring suit within six months of recording its lien.  As of the date of this Report, it is anticipated that the Company will be indemnified and held harmless by the Ashdown Project LLC for any liability or obligation to DMC Mining in connection with the sale of the Company’s interest in Ashdown.

Vendors and Lenders — With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain vendors and lenders of the Company have initiated actions to collect balances that are past due.  The Company is negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on the Company’s ability to raise additional capital.  There can be no assurance that the Company will be successful in these efforts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Year 2007	High	Low
First Quarter	$0.37	$0.29
Second Quarter	$0.53	$0.30
Third Quarter	$0.43	$0.23
Fourth Quarter	$0.34	$0.21

Year 2008	High	Low
First Quarter	$0.31	$0.17
Second Quarter	$0.22	$0.16
Third Quarter	$0.19	$0.07
Fourth Quarter	$0.08	$0.01

Holders

On April 14, 2009, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.01 per share. On Aprl 14, 2009, we had approximately 260 holders of record of common stock and 206,050,457 shares of our common stock were issued and outstanding, plus an additional 45,556,198 shares issuable upon the exercise of outstanding options and warrants.

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

The Company has also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by the Company as of April 5, 2009.
Plan Category	(a) Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans approved by security holders (1)	2,170,000	$0.19	18,484,313
Equity Compensation Plans not approved by security holders (2)	43,386,198	$0.16	—
Total	45,556,198	$0.17	18,484,313
____________

(1) Includes shares issuable upon exercise of stock options to employees and directors under the 2007 Plan.
(2) Includes 4,487,273 shares issuable upon exercise of stock options and 38,898,925 shares issuable upon exercise of warrants and stock purchase rights.

  Recent Sales Of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the year ended December 31, 2008.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2008, neither the Company nor any of its affiliates purchased any equity securities of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  Our business includes acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential. Currently, our main focus is in Nevada.

Our primary mining property asset is the Mineral Ridge mine, located in Nevada. Our near-term goal is to develop a feasibility plan and obtain financing through a joint venture or sale of all or part of our interest in the mine based on the potential for profitable production of gold and silver at Mineral Ridge.  In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.

We suspended the molybdenum mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices.  On February 25, 2009, we entered into an agreement to sell 100% of our ownership interest in the Ashdown LLC.  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in our consolidated financial statements and in our discussion of results of operations.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $44,622,302 and a total stockholders’ deficit of $4,410,617 at December 31, 2008, which together raises doubt about the our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The recent deterioration of capital markets has made it increasingly difficult for us to obtain debt and equity financing.  During the year ended December 31, 2008, we received proceeds from the sale of common stock, including the exercise of options and warrants, of $764,780 and proceeds of $171,370 from amounts due related parties.  On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC, whereby we borrowed $1 million.

The operations of the Ashdown LLC have also funded a significant portion of our operating costs and expenses.   We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices.  On February 25, 2009, we entered into an agreement to sell 100% of our ownership interest in the Ashdown LLC for $5.3 million.  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in the financial statements and the we currently have no operating revenues.

The $5.3 million purchase price due us will be payable over a 72 month term, and WEX will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEX will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay us the $5.3 million promissory note.  With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on our ability to raise additional capital.  Further, there can be no assurance that we will attain a successful level of operations from our other properties, or to continue to raise capital at favorable rates or at all.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Minority Interest.  As of December 31, 2008 and 2007, the minority interest balance in our consolidated balance sheets is comprised of the portion of the members’ equity in the Ashdown LLC not owned by us.  The loss from discontinued operation of the Ashdown LLC for the year ended December 31, 2008 was allocated 40% to WEX, the minority member, based on its equity ownership percentage, thereby reducing the loss from discontinued operations included in the our consolidated net loss.  Similarly, the income from discontinued operations of the Ashdown LLC for the year ended December 31, 2007 was allocated 40% to WEX, thereby decreasing the income from discontinued operations included in the our consolidated net loss.

Inventories.  Inventories consist of materials and supplies and are stated at the lower of cost (using the average cost method) or market.  Market is determined on the basis of estimated realizable values.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 40 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of the Ashdown LLC, as of December 31, 2008, we had no proven or probable reserves and have idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  Accordingly, through December 31, 2008, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

With the sale of our interest in the Ashdown LLC, we currently have no proven or probable ore reserves.

Closure, Reclamation and Remediation Costs.  Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities.  We periodically review the activities performed on our mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

We have estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property which are included in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

Property Evaluations and Impairment of Long-Lived Assets.  We review and evaluate the carrying amounts of our mining properties and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of our properties and long-lived assets.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2008 and 2007, we have reduced our deferred tax assets by recording a valuation allowance of approximately $11,858,000, and $9,552,000, respectively.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or our fiscal year beginning January 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  We adopted SFAS No. 159 on January 1, 2008, with no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on our consolidated financial statements.  We are currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC and the presentation of our operations as discontinued operations in our consolidated financial statements, we reported no sales for the years ended December 31, 2008 and 2007.

Operating Costs and Expenses

Costs of mining operations were $202,380 and $172,066 for the years ended December 31, 2008 and 2007, respectively.  Costs of mining operations include expenditures to maintain the Mineral Ridge project on standby status, and increased in 2008 primarily due to an increase in our estimate of our reclamation obligation.

Exploration, development and mineral property lease expenses were $1,413,829 and $139,226 for the years ended December 31, 2008 and 2007, respectively.  These expenses increased significantly in 2008 due to two factors.  First, we organized a drilling department that was fully staffed and for which we acquired equipment and supplies.  We conducted planning activities for and commenced drilling of approximately 50,000 feet at Mineral Ridge, and completed 20,000 feet of drilling at Ashdown.  Second, we continued reserve calculations and feasibility work at Mineral Ridge in 2008.  These exploration and development activities at Mineral Ridge have been suspended pending available funding.

General and administrative expenses were $3,023,051 and $2,520,935 for the years ended December 31, 2008 and 2007, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The increase in 2008 is primarily the result of increased stock-based compensation for current year option grants, increases in legal and professional fees, including costs of complying with the Sarbanes–Oxley Act, and the addition of accounting and administrative personnel to support the increased operations of the Ashdown LLC prior to the suspension of its operations in November 2008.

Royalties expense for the year ended December 31, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of our common stock to two of the members in the first quarter of 2008 to buy out their membership interests in Ashdown Milling, thus reducing the our future royalty obligations on Ashdown LLC production.  No royalties were paid during the year ended December 31, 2007.

Accretion expense for the years ended December 31, 2008 and 2007 was $185,035 and $170,537, respectively.  The increase in accretion expense in 2008 resulted from an increase in our estimate of our Mineral Ridge reclamation obligation.

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $137,516 and $78,536, respectively, and increased in 2008 primarily due to the addition of vehicles and equipment for our drilling department.

Other Income (Expense)

During the year ended December 31, 2008, interest income decreased to $11,323 from $117,283 for the year ended December 31, 2007.  The decrease in interest income in 2008 is due to decreased levels of interest-bearing deposits.

During the year ended December 31, 2008, interest expense decreased to $97,988 from $271,558 for the year ended December 31, 2007.  This decrease resulted from the reduction in short-term interest-bearing debt, including severance obligations and amounts due to related parties, partially offset by increased long-term borrowings in the current year related to the purchase of property and equipment for our drilling department.

During year ended December 31, 2007, we reported a net gain on extinguishment of debt of $537,309, resulting from the elimination of amounts payable pursuant to a financing agreement and subsequent conversion to a production payment obligation to Crestview and from agreements reached to extinguish certain accounts payable.  During the year ended December 31, 2008 we reported a gain on extinguishment of debt of $46,528 resulting from agreements reached to extinguish certain accounts payable and other obligations, net of a loss on extinguishment of accrued liabilities due to related parties of $105,030 from the issuance of common shares where the market value of the common stock exceeded the recorded amount of the debt paid on the date the shares were issued.

During the year ended December 31, 2008, we sold our shares of International Enexco Ltd. Common stock for net proceeds of $20,559, realizing a loss on sale of $141,482.  We had no gain or loss on sale of marketable securities during the year ended December 31, 2007.

The remaining other income (expense) amounts reported in the years ended December 31, 2008 and 2007 consisted of  gain or loss on disposal of property and equipment, and were not material.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC in our consolidated financial statements as discontinued operations for the years ended December 31, 2008 and 2007, including the following:
	2008	2007

Revenues	$10,537,370	$10,398,361

Income (loss) before minority interest and income taxes	$(1,240,881)	$540,252
Provision for income taxes	-	-

Income (loss) before minority interest	(1,240,881)	540,252
Minority interest in net (income) loss of joint venture	496,352	(216,101)

Income (loss) from discontinued operations	$(744,529)	$324,151

The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007.  Sales in the year ended December 31, 2008 were negatively impacted by the temporary suspension of mining activities at Ashdown due to safety and maintenance activities and the suspension of operations in November 2008 due to recent significant declines in the market price of molybdenum when production costs exceeding market prices.  Consequently, the Ashdown LLC reported a loss before minority interest of $1,240,881 in 2008 compared to income before minority interest of $540,252 in 2007.

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $44,622,302 and a working capital deficit of $4,442,515 at December 31, 2008.

During the year ended December 31, 2008 we used net cash of $2,942,607 in operating activities, compared to $2,564,033 net cash used in operating activities during the year ended December 31, 2007.  The increase in net cash used in operating activities in the current year is primarily due to the increased net loss of the Company.

During the year ended December 31, 2008, net cash used in investing activities was $222,498 consisting of $243,057 for the purchase of property and equipment, partially offset by proceeds from the sale of marketable securities of $20,559.  During the year ended December 31, 2007, net cash used in investing activities was $30,795, comprised of $45,795 for the purchase of property, partially offset by $15,000 proceeds from the sale of property and equipment.

During the year ended December 31, 2008, net cash provided by financing activities was $636,807, comprised of net proceeds from the issuance of common stock and the exercise of warrants and options of $764,780 and proceeds from amounts due related parties of $171,370.  The cash provided by these financing sources was partially offset by the payment of severance obligations of $113,247, notes payable and long-term debt of $31,172, amounts due to related parties of $114,898 and the payments of production payment obligation – related party of $40,026.

During the year ended December 31, 2007, net cash provided by financing activities was $4,748,256, consisting of $6,930,550 from the issuance of common stock and the exercise of warrants and options, partially offset by payments of severance obligations of $338,469, notes payable and long-term debt of $789,284, amounts due related parties of $250,000 and the payments of production payment obligation – related party of $804,541.

Our liquidity has been negatively impacted by the recent deterioration of capital markets, making increasingly difficult for us to obtain debt and equity financing.  In addition, due to significant declines in the market price of molybdenum, during the first week of November 2008, we suspended the operations of the Ashdown LLC, where production costs per pound exceeded the market price per pound.  On February 25, 2009, we entered into an agreement to sell 100% of our ownership interest in the Ashdown LLC for $5.3 million.  As a result, we currently have no operating revenues and we will require additional funding from debt and equity financing to meet our current obligations, including substantial obligations that are past due.

The Ashdown Sale will be complete upon execution of definitive agreements and receipt of regulatory approval.  Upon completion of the Ashdown Sale, all litigation between WEX and the Company will terminate.  We will have the right to appoint one representative to the WEX Board of Directors, and WEX will have the right to appoint one representative to the our Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

The $5.3 million purchase price due us from WEX will be payable over a 72 month term, and WEX will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEX will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay us the $5.3 million promissory note.  With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on our ability to raise additional capital.  Further, there can be no assurance that we will attain a successful level of operations from our other properties, or to continue to raise capital at favorable rates or at all.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

At December 31, 2008, we had exhausted our cash reserves, with a balance of cash and cash equivalents of $454.  With no operating revenues and difficulties experienced in raising debt and equity capital, our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term.  We have significantly reduced our operating costs, including a reduction in force.

On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt owed by the Company to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007.  The Agreement provides for two closings, with an initial closing having occurred on January 30, 2009 (the “Initial Closing”), and a second closing no later than February 6, 2009 (the “Subsequent Closing”).

Pursuant to the Agreement, we borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  Of the Principal Amount, the Lender loaned the Company $100,000 in exchange for the Company issuing the Lender a Secured Promissory Note (the “Interim Bridge Note”) on the Initial Closing. The Interim Bridge Note was cancelled upon the Subsequent Closing, and replaced with the Bridge Note. The Bridge Note shall be due and payable on the earlier of the following: (a) completion of the Company’s formation of a joint venture with, or any sale or transfer to, a third party in relation to the Mineral Ridge Property; or (b) a date that is 9 months from the Subsequent Closing.  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).

We have used the proceeds from the Bridge Loan for working capital and believe we have resolved most issues with our major creditors and lenders, negotiating monthly payment plans to bring our obligations current over the next several months.  We will require additional capital to complete these arrangements with our creditors and lenders.

Additionally, pursuant to the Agreement, the Company and Lender have agreed to restructure the Original Debt, which is recorded as a production payment obligation, a current liability in our consolidated balance sheets as of December 31, 2008 and 2007.  In consideration of the reduction of the Original Debt from $1,794,960 to $1,000,000, we will execute a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the Subsequent Closing, as well as issue certain warrants to purchase our common stock as further described below.  In the event that the Company forms a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in the Company retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As of the Subsequent Closing, and as additional consideration for the restructuring of the Original Debt, the Company will issue to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of twenty-four (24) months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights.  Such registration rights require the Company to prepare and file a registration statement, with respect to the common stock underlying the Warrants, with the SEC within 60 days after the Subsequent Closing.  The registration rights also provide that the Company will use its best efforts to effect the registration rights under the Securities Act of 1933, as amended (the “Securities Act”), of the common shares underlying the Warrants within 120 days after the Subsequent Closing.

As security for the Bridge Note and the Debt Restructuring Note, the Parties agreed to amend and restate their Security Agreement, dated June 12, 2007, which secures the Company’s repayment obligations pursuant to the Agreement (the “Amended Security Agreement”).  The secured interest in favor of the Lender will be perfected by the filing of a UCC-1 Financing Statement with the Nevada Secretary of State as well as the filing of a Deed of Trust and Mortgage with the appropriate entity as reasonably designated by the Lender, and the filing of any other necessary documents.

Pursuant to the Agreement, in consideration of the Company’s issuance of the Bridge Note, the Debt Restructuring Note, the Debt Restructuring Warrants, and the Amended Security Agreement, the Lender will release the Company from all past, present, and future claims relating to the Original Debt provided that the Company pays the interest and principal of the current obligations on the day such interest and principal become payable.

On September 26, 2005, we entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from our share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provided that, upon our request for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until we began making payments according the terms of the agreement.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, with the proceeds allocated as follows.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from our share of production distributions received from the Ashdown LLC.  As of December 31, 2008, we had paid the $904,567 production payment obligation.  As of December 31, 2007, this obligation had a balance of $100,026.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

On February 6, 2008 we bought out the membership interests of two members of Ashdown Milling, Charles D. Murphy and Acco Investment Inc., in exchange for 1,866,667 shares of the Company’s common stock and $139,092 cash paid to each of them.  As a result, their membership interests in Ashdown Milling were extinguished, and our remaining production payment to be paid to Ashdown Milling was reduced from a 12% net smelter returns royalty on the minerals produced to 7.2%.

For the year ended December 31, 2008, we reported royalties expense of $1,158,337 comprised of the following:

Common stock – 3,733,334 shares at $0.225 per share	$840,000
Exercise of warrants – 300,000 shares at $0.20 per share	60,000
Cash payments	258,337

$1,158,337

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  We intend to pay the remaining royalty obligation as sales proceeds are received from WEX.

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

We continue to investigate other potential financing sources, and to entertain potential joint venture partners for the Mineral Ridge mine.

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Based on that evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  During the audit of our consolidated financial statements for the year ended December 31, 2008, our auditors provided us with adjusting journal entries not detected by us that were material to our consolidated financial statements.  We believe this deficiency in our internal control over financial reporting constitutes a material weakness.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management identified a deficiency in our internal controls where material adjusting entries submitted to us by our auditors were required to close our accounting records and prepare our consolidated financial statements for the year ended December 31, 2008.  Management has concluded that this deficiency in our internal control over financial reporting constitutes a material weakness, and that our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the material weakness in financial reporting noted above, we believe that our consolidated financial statements for the year ended December 31, 2008 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and have successfully implemented such controls in prior reporting periods.  In the future, we will place emphasis on quarterly and year end closing procedures, including enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

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

Change in Internal Control Over Financial Reporting

Other than the matter regarding material audit adjusting journal entries discussed above, there was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors will appear under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the upcoming 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days of our fiscal year end (the “Proxy Statement”). Information regarding our executive officers, and corporate governance will also be provided in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement.  That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our principal accounting fees and services will appear under such heading in our Proxy Statement.  That portion of the Proxy Statement is incorporated by reference into this report.

PART IV
ITEM 15.  EXHIBITS

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits:  The information required by this item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date:	April 15, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ David A. Caldwell	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2009
David A. Caldwell

/s/ Robert P. Martin	President and Secretary	April 15, 2009
Robert P. Martin

/s/ Thomas Klein	Director	April 15, 2009
Thomas Klein

/s/ J. Roland Vetter	Director	April 15, 2009
J. Roland Vetter

/s/ Corby G. Anderson	Director	April 15, 2009
Corby G. Anderson

/s/ Kent D. Aveson	Director	April 15, 2009
Kent D. Aveson

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheets of Golden Phoenix Minerals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Phoenix Minerals, Inc. at December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Golden Phoenix Minerals, Inc.’s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $44,622,302 and has a working capital deficit of $4,442,515 at December 31, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2009

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheets
	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$454	$2,128,941
Receivables	-	1,638
Prepaid expenses and other current assets	58,619	86,573
Inventories	49,739	19,092
Marketable securities	-	163,958
Total current assets	108,812	2,400,202

Property and equipment, net	817,578	579,931

Other assets:
Restricted funds – reclamation obligations	1,839,592	1,838,624
Prepaid bond insurance premiums	234,065	277,276
Deposits	107,046	134,060
Assets of discontinued operations	3,383,205	3,118,757
Total other assets	5,563,908	5,368,717

Total Assets	$6,490,298	$8,348,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,268,465	$160,581
Accrued liabilities	573,156	590,871
Current portion of severance obligations	100,170	132,158
Current portion of long-term debt	176,549	72,169
Production payment obligation – related party	—	100,026
Production payment obligation	1,974,456	1,974,456
Amounts due to related parties	458,531	403,276
Total current liabilities	4,551,327	3,433,537

Long-term liabilities:
Reclamation obligations	3,034,314	2,824,805
Severance obligations	86,460	166,595
Long-term debt	142,506	119,658
Liabilities of discontinued operations	3,390,627	1,643,486
Total long-term liabilities	6,653,907	4,754,544

Total liabilities	11,205,234	8,188,081

Commitments and contingencies

Minority interest	(304,319)	34,034

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 205,510,457 and 180,552,639 shares issued and outstanding, respectively	205,510	180,553
Additional paid-in capital	40,127,362	37,509,985
Common stock subscriptions receivable	(121,187)	—
Other comprehensive income	—	1,917
Accumulated deficit	(44,622,302)	(37,565,720)
Total stockholders’ equity (deficit)	(4,410,617)	126,735

	$6,490,298	$8,348,850

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007

Sales	$—	$—

Operating costs and expenses:
Costs of mining operations	202,380	172,066
Exploration, development and mineral property lease expenses	1,413,829	139,226
Accretion expense	185,035	170,537
General and administrative expenses	3,023,051	2,520,935
Depreciation and amortization expense	137,516	78,536
Royalties	1,158,337	—

Total operating costs and expenses	6,120,148	3,081,300

Loss from operations	(6,120,148)	(3,081,300)

Other income (expense):
Interest income	11,323	117,283
Interest expense	(97,988)	(271,558)
Gain on extinguishment of debt	46,528	537,309
Loss on sale of marketable securities	(141,482)	—
Gain (loss) on disposal of property and equipment	(10,286)	23,680

Total other income (expense)	(191,905)	406,714

Loss before income taxes	(6,312,053)	(2,674,586)

Provision for income taxes	—	—

Loss from continuing operations	(6,312,053)	(2,674,586)

Income (Loss) from discontinued operations:
Income (Loss) from discontinued operations before minority interest	(1,240,881)	540,252
Minority interest in (income) loss of discontinued operations	496,352	(216,101)

Income (Loss) from discontinued operations	(744,529)	324,151

Net loss	$(7,056,582)	$(2,350,435)

Income (Loss) per common share, basic and diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	(0.01)	0.00

Total	$(0.04)	$(0.01)

Weighted average number of shares outstanding	189,375,309	172,926,174

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2008 and 2007

			Additional	Common	Other
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Subscribed	Income	Deficit	Total
Balance, December 31, 2006	154,064,010	$154,064	$30,106,479	$(60,000)	$43,902	$(35,215,285)	$(4,970,840)
Issuance of common stock for cash	23,441,066	23,441	7,011,558	60,000	—	—	7,094,999
Issuance of common stock for stock issuance costs	150,000	150	(150)	—	—	—	—
Stock issuance costs	—	—	(350,494)	—	—	—	(350,494)
Issuance of common stock for services	393,990	394	143,712	—	—	—	144,106
Issuance of common stock for payment of debt	423,728	424	124,576	—	—	—	125,000
Issuance of common stock upon exercise of options and warrants	2,079,845	2,080	371,565	—	—	—	373,645
Issuance of warrants for interest expense	—	—	7,308	—	—	—	7,308
Stock-based compensation	—	—	95,431	—	—	—	95,431
							2,519,155
Comprehensive net loss calculation:
Net loss	—	—	—	—	—	(2,350,435)	(2,350,435)
Net unrealized loss on marketable securities	—	—	—	—	(41,985)	—	(41,985)
Net comprehensive loss	—	—	—	—	—	—	(2,392,420)
Balance, December 31, 2007	180,552,639	180,553	37,509,985	—	1,917	(37,565,720)	126,735

Issuance of common stock for cash	10,422,363	10,422	728,700	—	—	—	739,122
Issuance of common stock for services	1,461,154	1,461	83,239	—	—	—	84,700
Issuance of common stock for payment of accounts payable	3,460,000	3,460	159,691	(1,187)	—	—	161,964
Issuance of common stock for payment of accrued liabilities	3,890,000	3,890	229,510	—	—	—	233,400
Issuance of common stock for royalty expense	3,733,334	3,733	836,267	—	—	—	840,000
Issuance of common stock for subscription receivable	666,667	667	119,333	(120,000)	—	—	—
Issuance of common stock upon exercise of warrants for royalty expense	300,000	300	59,700	—	—	—	60,000
Issuance of common stock upon exercise of options and warrants	1,024,300	1,024	154,221	—	—	—	155,245
Stock-based compensation	—	—	246,716	—	—	—	246,716
							2,647,882
Comprehensive net loss calculation:
Net loss	—	—	—	—	—	(7,056,582)	(7,056,582)
Net unrealized loss on marketable securities	—	—	—	—	(1,917)	—	(1,917)
Net comprehensive loss	—	—	—	—	—	—	(7,058,499)
Balance, December 31, 2008	205,510,457	$205,510	$40,127,362	$(121,187)	$—	$(44,622,302)	$(4,410,617)

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,056,582)	$(2,350,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	744,529	(324,151)
Depreciation and amortization	137,516	78,536
Accretion expense	185,035	170,537
Stock-based compensation	246,716	95,431
Loss on disposal of property and equipment	10,286	16,320
Bad debt expense	—	116,407
Issuance of common stock for services	84,700	144,106
Issuance of common stock for royalties	840,000	—
Issuance of warrants for interest expense	—	7,308
Gain on extinguishment of debt	(46,528)	(537,309)
Loss on sale of marketable securities	141,482	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,638	(138)
Decrease in prepaid expenses and other current assets	71,165	241,862
Increase in inventories	(30,647)	(921)
Increase in restricted funds – reclamation obligations	(968)	(1,398)
(Increase) decrease in deposits	27,014	(100,095)
Increase (decrease) in accounts payable	1,421,406	(74,523)
Increase (decrease) in accrued and other liabilities	256,157	(45,570)
Increase in reclamation obligations	24,474	—

Net cash used in operating activities	(2,942,607)	(2,564,033)

Cash flows from investing activities:
Purchase of property and equipment	(243,057)	(45,795)
Proceeds from the sale of marketable securities	20,559	—
Proceeds from the sale of property and equipment	—	15,000

Net cash used in investing activities	(222,498)	(30,795)

Cash flows from financing activities:
Net proceeds from the sale of common stock	739,122	6,744,505
Proceeds from the exercise of options and warrants	25,658	186,045
Proceeds from amounts due related parties	171,370	—
Payments of severance obligations	(113,247)	(338,469)
Payments of notes payable and long-term debt	(31,172)	(789,284)
Payments of amounts due to related parties	(114,898)	(250,000)
Payments of production payment obligation – related party	(40,026)	(804,541)

Net cash provided by financing activities	636,807	4,748,256

Cash flows from discontinued operations:
Net cash provided by operating activities	1,185,438	557,161
Net cash used in investing activities	(829,017)	(723,805)
Net cash provided by (used in) financing activities	43,390	(12,991)

Net cash provided by (used in) discontinued operations	399,811	(179,635)

Net increase (decrease) in cash	(2,128,487)	1,973,793
Cash and cash equivalents, beginning of year	2,128,941	155,148

Cash and cash equivalents, end of year	$454	$2,128,941

See accompanying notes to financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Note 1:  Description of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.  The Company’s business includes acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential. Currently, the Company’s main focus is in Nevada.

The Company’s primary mining property asset is the Mineral Ridge mine, located in Nevada. Management’s near-term goal is to develop a feasibility plan and obtain financing through a joint venture or sale of all or part of its interest in the mine based on the potential for profitable production of gold and silver at Mineral Ridge.  In February 2007, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.

The Company suspended the molybdenum mining operations of the Ashdown Project LLC (the “Ashdown LLC”) in November 2008 in response to a substantial decline of molybdenum oxide market prices.  On February 25, 2009, the Company entered into an agreement to sell 100% of its ownership interest in the Ashdown LLC (Note 3).  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in the consolidated financial statements.

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

Minority Interest

As of December 31, 2008 and 2007, the minority interest balance is comprised of the portion of the members’ equity in the Ashdown LLC not owned by the Company.  The loss from discontinued operation of the Ashdown LLC for the year ended December 31, 2008 was allocated 40% to Win-Eldrich Gold, Inc., the minority member, based on its equity ownership percentage, thereby reducing the loss from discontinued operations included in the Company’s consolidated net loss.  Similarly, the income from discontinued operations of the Ashdown LLC for the year ended December 31, 2007 was allocated 40% to Win-Eldrich Gold, Inc., thereby decreasing the income from discontinued operations included in the Company’s consolidated net loss.

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements in order for them to conform to the classifications used for the current year presentation.

Concentrations

Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash in bank and receivables.  The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s account balances, at times, may exceed federally insured limits.  The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  The Company had cash equivalents of $0 and $2,200,377 at December 31, 2008 and 2007, respectively.

Inventories

Inventories consist of materials and supplies and are stated at the lower of cost (using the average cost method) or market.  Market is determined on the basis of estimated realizable values.

Marketable Securities

The Company had no marketable securities at December 31, 2008.  Marketable securities at December 31, 2007 consisted of shares of International Enexco Ltd. common stock received in the sale of mineral properties in 2006.  The Company classified these marketable securities as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company sold the securities in October 2008, realizing a loss on sale of $141,482 with sales proceeds of $20,559.  Prior to the sale of the securities, the marketable securities were stated at fair value based on market quotes.  Unrealized gains and losses were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s consolidated balance sheet.  The total net unrealized loss on this investment for the year ended December 31, 2007 was $41,985.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Mining and milling equipment	5-7 years
Computer equipment	5 years
Drilling equipment	4-5 years
Vehicles	5 years
Support equipment	5-7 years
Furniture and equipment	5-7 years

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of the Company’s interest in the Ashdown LLC, as of December 31, 2008, the Company had no proven or probable reserves and has idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  Accordingly, through December 31, 2008, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

With the sale of its interest in the Ashdown LLC, the Company currently has no proven or probable ore reserves.

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

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property which are included in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations (see Note 7).

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

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2008 and 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of approximately $11,858, and $9,552,000, respectively (see Note 18).

Stock-Based Compensation and Equity Transactions

The Company has stock-based compensation plans, which are described more fully in Note 15.  The Company has adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

Earnings Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average outstanding common stock equivalents which would arise from the exercise of stock options, warrants, stock purchase rights and convertible debt using the treasury stock method and the average market price per share during the period.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2008	2007

Weighted average number of common shares outstanding	189,341,009	172,926,174
Dilutive effect of:
Stock options	-	-
Warrants and stock purchase rights	-	-
Convertible debt	-	-
Weighted average number of common shares
outstanding, assuming dilution	189,341,009	172,926,174

No common shares which would arise from the exercise of stock options, warrants, stock purchase rights or convertible debt are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At December 31, 2008, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 22,726,198 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

Preferred Stock/Common Stock

The Company has authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of December 31, 2008 and 2007, there were no shares of preferred stock outstanding. The Company has authorized 400,000,000 shares of $0.001 par value common stock as of December 31, 2008 and 2007.

Advertising Expense

The Company expenses advertising expenses as incurred in accordance with SOP 93-7. The Company had no advertising expense for the years ended December 31, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

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

Note 2:  Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $44,622,302 and a total stockholders’ deficit of $4,410,617 at December 31, 2008, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The recent deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  During the year ended December 31, 2008, the Company received proceeds from the sale of common stock, including the exercise of options and warrants, of $764,780 and proceeds of $171,370 from amounts due related parties.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million (see Note 22).

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.   The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices.  On February 25, 2009, the Company entered into an agreement to sell 100% of its ownership interest in the Ashdown LLC for $5.3 million.  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in the financial statements and the Company currently has no operating revenues.

The $5.3 million purchase price due the Company will be payable over a 72 month term, and WEX will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEX will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay the Company the $5.3 million promissory note.  With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain vendors and lenders of the Company have initiated actions to collect balances that are past due.  The Company is negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on the Company’s ability to raise additional capital.  Further, there can be no assurance that the Company will attain a successful level of operations from its other properties, or to continue to raise capital at favorable rates or at all.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3:  Discontinued Operations

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Mines Limited (“WEX”), whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEX (the “Ashdown Sale”).  WEX has been a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEX owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

As consideration for the Ashdown Sale, WEX will pay $5.3 million (the “Purchase Price”) to the Company, in the form of a secured promissory note for the full amount of the Purchase Price.  In addition, WEX will assume the majority of all obligations and liabilities of the Ashdown LLC.  Interest on the note will be calculated on a quarterly basis at a defined prime rate plus 2%, not to exceed 10%.  No payments of note principal or interest are payable until April 1, 2010, with monthly payments of principal and interest payable thereafter for a period of 72 months.

The Ashdown Sale will be complete upon execution of definitive agreements and receipt of regulatory approval.  Upon completion of the Ashdown Sale, all litigation between WEX and the Company will terminate.  The Company will have the right to appoint one representative to the WEX Board of Directors, and WEX will have the right to appoint one representative to the Company’s Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

The Company has reported the results of operations of the Ashdown LLC as discontinued operations for the years ended December 31, 2008 and 2007, including the following:

	2008	2007

Revenues	$10,537,370	$10,398,361

Income (loss) before minority interest and income taxes	(1,240,881)	540,252
Provision for income taxes	-	-

Income (loss) before minority interest	(1,240,881)	540,252
Minority interest in net (income) loss of joint venture	496,352	(216,101)

Income (loss) from discontinued operations	$(744,529)	$324,151

The assets and liabilities of the Ashdown LLC are aggregated and disclosed as long-term assets and liabilities in the consolidated balance sheets as of December 31, 2008 and 2007 as follows:

	2008	2007

Cash and cash equivalents	$193	$44,870
Receivables	-	950,235
Prepaid expenses and other current assets	14,938	67,389
Inventories	224,846	383,391
Property and equipment, net	2,498,502	1,235,723
Restricted funds – reclamation obligations	493,218	408,200
Deposits	151,508	28,949

Assets of discontinued operations	$3,383,205	$3,118,757

	2008	2007

Accounts payable	$1,247,199	$731,255
Accrued liabilities	749,928	389,416
Long-term debt, including current portion	631,885	35,058
Amounts due to related parties	176,705	-
Reclamation obligation	584,910	487,757

Liabilities of discontinued operations	$3,390,627	$1,643,486

Note 4:  Mineral Properties

With the sale of its interest in the Ashdown, LLC, the Company’s primary mining property asset is the Mineral Ridge gold mine.  Management’s near-term goal is to develop a feasibility plan and obtain financing through a joint venture or sale of all or part of our interest in the mine based on the potential for profitable production of gold and silver at Mineral Ridge.

As further discussed below, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funds become available.

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

Operations began in 2003 once the bond was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.  Operations have yielded certain amounts of precious metal product that has been sold resulting in total revenues of approximately $2.3 million in 2005 and 2004.  Under-performance of the leach pads and associated high production costs resulted from the Company’s failure to meet the designed processing specifications as outlined under the Behre Dolbear feasibility study.  On January 12, 2005, the Company announced its decision to temporarily idle the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan. During 2008, the Company commenced further exploration of numerous targets and development of identified economic mineralization at Mineral Ridge in 2008.  It is expected that this work, consisting of approximately 60,000 feet of planned drilling, will identify and delineate additional reserves for both open pit and underground deposits and ultimately extend the life of the mine.  The exploration work at Mineral Ridge has been suspended pending availability of funding.

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  On April 18, 2006, the Company executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to purchase five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.

Pursuant to the terms of the agreement, the Company was obligated to pay $125,000 in four equal quarterly installments of $31,250 commencing on August 15, 2006.  In addition, the agreement provided that the Company would issue 735,000 shares of the Company’s common stock to the Vendors.  The agreement also provided that the Vendors will retain a 3.3% Net Smelter Return (“NSR”) on the sales of minerals taken from the Northern Champion Property.  Additionally, the Company will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000.

On February 12, 2007, the parties agreed to convert the remaining cash payments to an equivalent number of restricted shares valued at the market close of $0.295 on that date.  On February 16, 2007, 423,729 restricted shares were issued to the Vendors and the purchase was completed.  The Company now owns 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

All costs incurred by the Company in connection with the Northern Champion Property, including acquisition costs, have been expensed to exploration and development costs.  The exploration work on the Northern Champion Property will commence as funds become available.

Note 5:  Property and Equipment

Property and equipment consist of the following at December 31:

	2008	2007

Land	$57,599	$57,599
Buildings	116,020	116,020
Mining and milling equipment	722,314	731,056
Computer equipment	82,370	80,974
Drilling equipment	379,220	-
Vehicles	22,871	79,930
Support equipment	146,887	146,887
Furniture and equipment	19,659	19,659
	1,546,940	1,232,125
Less accumulated depreciation and amortization	(729,362)	(652,194)

	$817,578	$579,931

For the years ended December 31, 2007 and 2006, the Company recorded depreciation and amortization expense of $137,516 and $78,536, respectively.

At December 31, 2008, the Company had drilling equipment under capital lease with a cost of $66,395 and accumulated amortization of $9,959.  The Company had no material amounts of property and equipment under capital lease at December 31, 2007.

Note 6:  Restricted Funds – Reclamation Obligations

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

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying consolidated balance sheets as of December 31, 2008 and 2007.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At December 31, 2008 and 2007, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  The long-term portion of the prepaid insurance premiums totaled $234,065 and $277,276 at December 31, 2008 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheets.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

A deposit with a balance of $42,940 and $41,972 at December 31, 2008 and 2007, respectively, for the Mineral Ridge property is also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying consolidated balance sheets.

Note 7:  Reclamation Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge property.  At December 31, 2008 and 2007, the amount recorded for estimated reclamation obligations was $3,034,314 and $2,824,805, respectively.  Because the Company was unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and has idled the project, no related reclamation asset has been recorded at December 31, 2008 and 2007.

Accretion expense related to the reclamation obligations for the years ended December 31, 2008 and 2007 was $185,035 and $170,537, respectively.

The following is a summary of the changes to the Company’s reclamation obligations:

Balance, December 31, 2006	$2,654,268
Accretion expense	170,537
Balance, December 31, 2007	2,824,805
Additional reclamation obligations	24,474
Accretion expense	185,035

Balance, December 31, 2008	$3,034,314

Note 8:  Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2008	2007

Officers deferred compensation	$356,989	$427,807
Accrued payroll and related	109,770	78,475
Other	106,397	84,589

	$573,156	$590,871

The officers deferred compensation is payable to officers, former officers and employees of the Company as follows at December 31:

	2008	2007

David Caldwell	$187,869	$166,670
Robert Martin	133,570	131,550
Steven Craig (former officer)	-	129,587
Other	35,550	-

	$356,989	$427,807

Note 9:  Severance Obligations

At a meeting of the Board of Directors on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year, including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 13).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $100,170 and $80,136 as of December 31, 2008 and 2007, respectively, is included in current liabilities in the accompanying consolidated balance sheets.  The long-term portion of the severance obligation to Mr. Fitzsimonds of $86,460 and $166,595 as of December 31, 2008 and 2007, respectively, is included in long-term liabilities in the accompanying consolidated balance sheets.

During the year ended December 31, 2008, the Company paid all remaining amounts payable to Kenneth S. Ripley, former Chief Executive Officer of the Company, under an employment separation agreement.  This agreement terminated an employment agreement dated as of March 8, 2006 between the Company and Mr. Ripley. As of December 31, 2007, the current portion of the severance obligation to Mr. Ripley of $52,022 is included in current liabilities in the accompanying consolidated balance sheets.

Note 10:  Production Purchase Obligation

On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company a production payment equal to $1,974,456.  The production payment was payable in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview, whereby the production payment obligation was restructured as secured promissory note of $1,000,000.

The production payment obligation to Crestview of $1,974,456 was recorded as a current liability in the accompanying consolidated balance sheets at December 31, 2008 and 2007.  Prior to its restructure in January 2009, the production payment obligation was convertible in whole or in part into shares of the Company’s common stock at the option of Crestview using a defined formula, but in no case less than $0.36 per share nor more than $0.46 per share.

The Company determined, that in the event the market value per share of the Company’s common stock was greater than the $0.36 per share minimum conversion price per share, there was a beneficial conversion feature equal to the intrinsic value of the production payment obligation.  The Company calculated the beneficial conversion feature at the end of each quarterly reporting period to record changes to the intrinsic value of the beneficial conversion to common stock and interest expense.  At no time during the years ended December 31, 2008 and 2007 was there a beneficial conversion feature since the market price of the Company’s common stock was less than the $0.36 per share minimum conversion price.

Note 11:  Ashdown Milling Production Payment Purchase Agreement

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provided that, upon the request of the Company for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  As of December 31, 2008, the Company had paid the $904,567 production payment obligation.  As of December 31, 2007, this obligation had a balance of $100,026.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

For the year ended December 31, 2008, the Company reported royalties expense of $1,158,337 comprised of the following:

Common stock – 3,733,334 shares at $0.225 per share	$840,000
Exercise of warrants – 300,000 shares at $0.20 per share	60,000
Cash payments	258,337

$1,158,337

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  The Company intends to pay the remaining royalty obligation as sales proceeds are received from WEX.

Note 12:  Amounts Due to Related Parties

Amounts due to related parties, included in current liabilities, consist of the following at December 31, 2008 and 2007:

2008
	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 9)	$100,000	$4,050	$104,050
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	166,189	9,429	175,618
Notes payable to David A. Caldwell, Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	80,935	3,457	84,392
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%	90,435	4,036	94,471
	$437,559	$20,972	$458,531

2007
	Principal	Interest	Total
Note payable to Kenneth Ripley, a former Chief Executive Officer of the Company, with interest at an annual rate of 18%, plus a 5% origination fee	$14,897	$27,675	$42,572
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 9)	100,000	—	100,000
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	212,908	47,796	260,704
	$327,805	$75,471	$403,276

In January 2007, the principal balance of the note payable to Mr. Ripley was reduced by $160,228 in connection with the exercise by Mr. Ripley of employee stock options.

Note 13:  Long-Term Debt

Long-term debt consists of the following at December 31:

	2008	2007

Note payable to GMAC, payable at $538 per month with no interest through May 2009, secured by vehicle	$4,300	$9,138
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	40,363	-
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	25,736	-
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	182,475
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	50,173	-
Other	-	214
Accrued interest payable	23,026	-

Total	319,055	191,827
Less current portion	176,549	72,169

Long-term portion	$142,506	$119,658

Future maturities of long-term debt are as follows:

Years Ending December 31:
2009	$176,549
2010	88,149
2011	32,539
2012	16,223
2013	5,595

$319,055

Note 14:  Gain on Extinguishment of Debt

The Company reached agreement with certain parties during the year ended December 31, 2008 pursuant to which a net gain on extinguishment of debt of $46,586 was realized.  This gain is recorded net of a loss on extinguishment of accrued liabilities due to related parties of $105,030 from the issuance of common shares where the market value of the common stock exceeded the recorded amount of the debt paid on the date the shares were issued.

During the year ended December 31, 2007, the Company realized a net gain on extinguishment of debt of $520,504 resulting from the elimination of amounts payable pursuant to a financing agreement, and subsequent conversion of certain amounts to a production payment obligation to Crestview.  The Company also realized a net gain on extinguishment of debt of $16,805 in 2007 from agreements reached to extinguish certain accounts payable.

Note 15:  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2008 and 2007 was $246,716 and $95,431, respectively.  There was no stock compensation expense capitalized during the years ended December 31, 2008 and 2007.

During the year ended December 31, 2008, options to purchase 2,440,000 shares of the Company’s common stock were issued to officers, directors and employees with exercise prices ranging from $0.19 to $0.29 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.12 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	71.29%
Risk-free interest rate	3.08%
Expected life of options	5 years

The following table summarizes the stock option activity during the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	5,811,573	$ 0.22
Granted	2,440,000	$ 0.20
Exercised	(1,024,300)	$ 0.15
Expired or cancelled	(400,000)	$ 0.37

Outstanding at December 31, 2008	6,827,273	$ 0.21	2.80	$ -

Options vested and exercisable at December 31, 2008	5,800,607	$ 0.22	2.52	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of December 31, 2008 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $71,441.

Note 16:  Stock Warrants and Purchase Rights

A summary of the status of the Company’s stock warrants and purchase rights as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2007	12,100,000	$ 0.38

Granted	4,748,925	$ 0.22
Canceled / Expired	(650,000)	$ 0.20
Exercised	(300,000)	$ 0.20

Outstanding, December 31, 2008	15,898,925	$ 0.34

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at December 31, 2008:

Expiration Date	Price	Number

2009	$ 0.18	2,000,000
2009	$ 0.20	550,000
2009	$ 0.25	1,000,000
2009	$ 0.40	10,600,000
2010	$ 0.25	1,748,925

		15,898,925

In connection with the sale of shares of its common stock in June, July and August 2008, the Company issued rights to purchase a total of 4,748,925 shares of its common stock, 1,748,925 shares at $0.25 per shares exercisable for a two-year period, 1,000,000 shares at $0.25 per share exercisable for a one-year period, and 2,000,000 shares at $0.18 per share exercisable for a one-year period.

All stock warrants and purchase rights are exercisable at December 31, 2008.

Note 17:  Stockholders’ Equity

Upon reincorporation to the State of Nevada in May 2008, the par value of the Company’s common stock was changed from no par value per share to $0.001 par value per share.  The consolidated financial statements of the Company for all periods presented have been retroactively adjusted to reflect this change in par value per share.

During the year ended December 31, 2008, the Company issued a total of 24,957,818 shares of its common stock for the following consideration:  10,422,363 shares for cash of $739,122; 1,461,154 shares for services valued at $84,700; 3,460,000 shares in payment of accounts payable of $163,151 and common stock subscription receivable of $1,187; 3,890,000 shares in payment of accrued liabilities to related parties of $233,400; 3,733,334 shares issued for royalties expense of $840,000 (Note 11); 666,667 shares for common stock subscription receivable of $120,000; 1,024,300 shares issued for the exercise of options and warrants, $25,658 for cash and $129,587 reduction in accrued liabilities; and 300,000 shares issued upon the exercise of warrants for royalties expense of $60,000 (Note 11).

During the year ended December 31, 2007, the Company issued a total of 26,488,629 shares of its common stock for the following consideration:  23,441,066 shares issued for cash of $7,034,999 and common stock subscriptions payable of $60,000; 150,000 shares for stock issuance costs; 393,990 shares for services valued at $144,106; 423,728 shares issued for reduction of accounts payable of $125,000; and 2,079,845 shares issued for the exercise of options and warrants, $186,045 for cash, $27,373 reduction in accounts payable and $160,227 reduction in amounts due related parties.  Stock issuance costs paid in cash were $350,494.

The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the year ended December 31, 2008, a loss on extinguishment of debt of $105,030 through the issuance of the Company’s common stock was recorded.  For the year ended December 31, 2007, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

Note 18:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2008	2007

Income tax benefit at statutory rate	$2,399,238	$727,575
Adjustments to net operating loss carry forward	259,322	567,184
Stock for services/options expense	(334,798)	-
Change in rate	-	(1,216,255)
Other	(18,290)	(12,924)
Change in valuation allowance	(2,305,472)	(65,580)

	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$10,305,281	$7,999,868
Reclamation obligation	1,151,808	1,059,936
Accrued expenses	203,771	294,062
Mineral properties	170,947	170,947
Stock-based compensation	116,330	32,447
Allowance for doubtful accounts	-	39,578
	11,948,137	9,596,838
Less valuation allowance	(11,857,837)	(9,552,365)
Net deferred tax assets	90,300	44,473

Deferred tax liabilities:
Depreciation	(90,300)	(43,821)
Unrealized gain on investments	-	(652)
Net deferred tax liabilities	(90,300)	(44,473)

Net deferred taxes	$-	$-

At December 31, 2008, the Company has a net operating loss carry forward available to offset future taxable income of approximately $30,310,000, which will begin to expire in 2009.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

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

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2008 and 2007.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of December 31, 2008 and 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, but in no state or local jurisdictions since all operations are currently conducted in the State of Nevada, which does not have a corporate income tax.  The Company also has immaterial operations in Canada.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2008 are subject to examination.

Note 19:  Commitments and Contingencies

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease that expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of three cents ($0.03) per square foot on each anniversary date.  In addition, the Company leases office equipment and drilling equipment.

The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2008.

2009	$269,186
2010	268,496
2011	255,056
2012	175,828
2013	14,525

Total	$983,091

Rental expense for all operating leases was $322,930 and $124,730 for the years ended December 31, 2008 and 2007, respectively.

Employment Agreements

David A. Caldwell

The Company entered into an Employment Agreement with David A. Caldwell on February 22, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Caldwell currently serves as the full time Chief Executive Officer of the Company, and as of November 8, 2008 the Chief Financial Officer, with duties to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships and public relations, in the United States and such other locations as deemed appropriate by the Board.

Mr. Caldwell’s salary was adjusted in June 2006 to $165,000 annually, subject to increases, if any, as the Board may determine in its sole discretion after periodic review his duties not less frequently than annually.  All of Mr. Caldwell’s salary was deferred during 2006 and portions of Mr. Caldwell’s salary were deferred during 2007 and 2008.  The deferred salary payable is included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2008 and 2007 (see Note 8).

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

Robert P. Martin

The Company entered into an Employment Agreement with Robert P. Martin on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Martin currently serves as the full time President of the Company at an annual salary of $135,000.  All of Mr. Martin’s salary, and portions of Mr. Caldwell’s salary were deferred during 2007 and 2008.  The deferred salary payable is included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2008 and 2007 (see Note 8).

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

The estimated future reclamation and remediation cost and related assets and liabilities have been recognized in the consolidated financial statements in accordance with SFAS 143 (See Note 7).

Litigation

The Company has participated in mediation proceedings with WEX.  The dispute arises from the Company’s November 2, 2006 formal notice of default to WEX that it failed to timely fund its share of the Program and Budget for the Ashdown mine, due on October 15, 2006.  Payment was due pursuant to the Ashdown Project LLC Operating Agreement between WEX and the Company dated September 28, 2006 and a related letter agreement of the same date.  The amount claimed by the Company to be owed by WEX under the agreement is $115,755.  Additionally, by the same notice of default, the Company reminded WEX that it did not timely pay to the Company its share of revenues received by WEX for ore from stockpiles as required by the above-mentioned letter agreement.  The Company’s share of these monies was $193,391.  The total amount in default totals $309,146.  Pursuant to the agreements, interest accrues on these amounts at a rate equal to two percentage points over the Prime Rate to the maximum allowed by law. The agreement permits a defaulting party to cure if they pay the defaulted amount, plus interest at a rate of Prime plus 7%.  WEX did not cure its default.  Consequently, the Company elected, as permitted under the agreement, to dilute WEX’s membership interest in the Ashdown LLC by notice dated December 20, 2006.  Pursuant to a calculation formula contained in the agreement, the Company contends WEX’s membership interest has been reduced from 40% to 30.5%.  WEX is currently contesting this dilution of its interest in the Ashdown LLC.  WEX has disputed and continues to dispute the amount and timing of certain expenditures incurred by the Company on the Ashdown property.  In addition, WEX has notified the Company of certain provisions in the Operating Agreement that it contends the Company has breached.

As of the date of this Report, the Company does not believe any of WEX’s allegations are material.  Upon closing the Ashdown Sale, all litigation between the Company and WEX will terminate (see Notes 3 and 22).  The outcome of these matters cannot currently be determined.  The accompanying condensed consolidated financial statements of the Company reflect its ownership in the Ashdown LLC at 60% and do not reflect the potential impact of any ultimate resolution or arbitration.

With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain vendors and lenders of the Company have initiated actions to collect balances that are past due.  The Company is negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on the Company’s ability to raise additional capital.  There can be no assurance that the Company will be successful in these efforts.

Freddie Quimby — On or about October 26, 2007, Ashdown LLC terminated the employment of Freddie Busby Quimby, the Mine Manager of Ashdown, for cause pursuant to the terms of his employment agreement.  Mr. Quimby claimed that Ashdown LLC owed him approximately $2,500,000 in severance pay.  Mr. Quimby filed suit against both the Ashdown LLC and Mr. Kent Aveson, the then new Mine Manager at Ashdown, seeking $4,000,000 in damages.  The suit was filed on or about September 11, 2008, in the United States District Court, District of Oregon.  Ashdown LLC was served and filed a motion to dismiss or in the alternative a change of venue.  Mr. Quimby’s claims appear to have no basis in fact and are considered by Ashdown LLC to be frivolous.  Following the Ashdown LLC’s entry into settlement discussions with Mr. Quimby, on or around April 9, 2009, the Court granted the Ashdown LLC’s motion and dismissed the lawsuit as frivolous.  Based on the nature of the allegations, the surrounding facts and the court’s recent dismissal, the Company does not consider these allegations material.

Earl Harrison — On October 22, 2008, the Company received a summons and complaint initiated by its former Ashdown Mine Manager, Earl Harrison, in an amount equal to $172,116.  The claim relates to a Promissory Note and accrued interest stemming from the lease of Mr. Harrison’s mining equipment and other amounts due him prior to the formation of the Ashdown LLC.  This Note had been the subject of regular monthly payments until the deteriorating capital markets forced the Company to suspend this payment schedule.  The Company agreed with the amounts detailed in the complaint and had no objection to Mr. Harrison’s claim.  The Company is now in receipt of a default judgment dated February 2, 2009 entered in Mr. Harrison’s favor, awarding Mr. Harrison $165,197 plus accrued interest through December 31, 2008 of $5,094 and additional interest that accrues at a daily rate of $18.66 until the Note is paid in full.  We have been in discussions with Mr. Harrison and his attorney throughout this period of time and have initiated a formal process to negotiate a settlement in this matter on February 4, 2009.  We expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Tetra Financial Group, LLC — On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two ten ton hauler trucks.  The total money damages claimed are approximately $852,478.  At this time the parties are continuing to negotiate to reach a favorable settlement, which may include performance of the lease, return of certain equipment and/or payment of some damages.  It is uncertain at this time whether the Company will continue to participate in these negotiations or in any terms of a settlement, or whether the Tetra obligations will be assumed solely by the Ashdown Project LLC following the Company’s sale of its interest in Ashdown.  As of the date of this Report, the Company does not believe these allegations are material.

Retrievers, LLC — On February 12, 2009, Retrievers, LLC, along with John Tingue and Kris Tingue (collectively, “Retrievers”) filed a complaint in the Sixth Judicial District Court of the State of Nevada, in and for the County of Humboldt, Case No. CV-17880, against the Ashdown Project, LLC, the Company, Win-Eldrich Gold, Inc., and Perry Muller, an individual (collectively, the “Ashdown Group”), seeking (1) to establish rights, titles, and interests in and to certain personal property known as the “Kingston Mill”, consisting of certain machinery and equipment; (2) damages for breaches of contract and other claims; and (3) certain equitable relief.  The complaint included claims arising out of certain obligations and agreements contained in a Settlement Agreement between Retrievers and the Company, made as of August 26, 2005.  Specifically, the complaint seeks a temporary restraining order and preliminary injunction enjoining the Ashdown Group from using, encumbering or transferring any rights to the Kingston Mill, title to the Kingston Mill, and damages in excess of $133,163.  Retrievers and Ashdown Group are currently engaged in settlement negotiations and have agreed to the principal terms of a settlement, which the Company expects to conclude and all lawsuits to be dismissed concurrently with the close of the Ashdown sale.  The settlement obligations of the Company are not anticipated to have a material adverse effect on the operations of the Company.

DMC-Dynatec Mining Services Corporation — On February 13, 2009, DMC Mining recorded a mechanic’s lien against real property, mining claims and mineral deposits at the Ashdown mine claiming approximately $108,448 due for mechanic’s labor.  Such amount is owed on a service contract, which requires DMC Mining to bring suit within six months of recording its lien.  As of the date of this Report, it is anticipated that the Company will be indemnified and held harmless by the Ashdown Project LLC for any liability or obligation to DMC Mining in connection with the sale of the Company’s interest in Ashdown.

Royalties

The Company is obligated to honor two prior royalty agreements with respect to the Mineral Ridge project.  The first is to Mary Mining Company, which includes annual advance minimum royalty payments of $60,000, and a sliding-scale production royalty based on gold price divided by 100 in $50 increments with a cap at 8.5% (i.e. above a $850 per ounce gold price).  The other agreement, which originated from Benquet Corp., is with private individuals on several patented claims.  This agreement includes a 1.0% sliding-scale production royalty on production when gold prices are below $300 per ounce and 2.0% when gold prices are above $300 per ounce.

Note 20:  Related Party Transactions

As more fully discussed in Note 11, on September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling.  Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, $650,000 received in 2006 and $850,000 received in 2005, of which $904,567 has been recorded as a production payment obligation – related parties.  The Company repaid the $904,567 obligation in 2007 and 2008.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  The Company subsequently bought out the member interests of two members of Ashdown Milling, thereby reducing its production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.  Royalties expense to related parties for the year ended December 31, 2008, totaled $1,158,337 comprised of payments of shares of common stock of the Company and cash.

As more fully discussed in Note 12, officers and former officers of the Company have advanced funds to the Company in the form of interest-bearing promissory notes.  In addition, the Company has a note payable to a former employee and the former manager of the Ashdown mine resulting from the acquisition of the mill at the Ashdown mine and for rental payments and other amounts owed.  These obligations, including accrued interest payable, totaled $458,531 and $403,276 at December 31, 2008 and 2007, respectively.

As detailed in Note 8, the Company also has deferred compensation payable to officers or former officers totaling $356,989 and $427,807 at December 31, 2008 and 2007, respectively.

Note 21:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2008 and 2007, the Company made no cash payments for income taxes.

During the years ended December 3, 2008 and 2007, the Company made cash payments for interest of $190,613 and $94,227, respectively.

During 2008, the Company had the following non-cash financing and investing activities:

•	Accrued liabilities were reduced by $129,587 through the exercise of stock options and resultant increase in common stock of $394 and increase in additional paid-in capital of $129,193.

•	Property and equipment was purchased through the issuance of debt of $142,392.

•	Increased common stock by $667, increased additional paid-in capital by $119,333 and decreased common stock subscribed by $120,000.

•	Increased common stock by $3,460, increased additional paid-in capital by $159,691, increased common stock subscription receivable by $1,187 and decreased accounts payable by $161,964.

•	Increased common stock by $3,890, increased additional paid-in capital by $124,480 and decreased accrued liabilities by $128,370.

•
Production payment obligation – related party was reduced by $60,000 through the exercise of stock options and resultant increase in common stock of $300 and increase in additional paid-in capital of $59,700.

During 2007, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and other comprehensive income for unrealized loss on marketable securities of $41,985.

•	Increased common stock by $424, increased additional paid-in capital by $124,576 and decreased accounts payable by $125,000.

•	Amounts due related parties were reduced by $160,227 through the exercise of stock options and resultant increase in common stock of $668 and additional paid-in capital of $159,559.

•	Accounts payable was reduced by $27,373 through the exercise of stock options and resultant increase in common stock of $122 and additional paid-in capital of $27,251.

•	Accounts payable was reduced and long-term debt increased by $512,262.

•	Notes payable and related accrued interest was reduced and production payment obligation was increased by $1,974,456.

•	The Company reclassified deferred revenue – related party of $904,567 to production payment obligation – related party.

•	Accounts payable was reduced and accrued liabilities increased by $63,083.

•	Common stock was increased and additional paid-in capital decreased by $150.

Note 22:  Subsequent Events

Consulting Agreement

On January 16, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with Thomas Klein, whereby Mr. Klein is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts.  Mr. Klein currently serves on the Company’s Board of Directors and Governance Committee.

As compensation for his consulting services, Mr. Klein will receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price, totaling $11,835 (“Initial Compensation”).  Such Initial Compensation shall serve to offset the expenses incurred by Mr. Klein in his attempt to help secure the Company future financing.  Pursuant to the Agreement, Mr. Klein will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

In addition, Mr. Klein will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Mr. Klein’s efforts (“Subsequent Compensation”). Pursuant to the Agreement, the warrants associated with the Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079 per share.

Furthermore, for all financing obtained by Mr. Klein’s efforts above $200,000 or resulting in the retirement of the Company’s existing debt in excess of $500,000, Mr. Klein will be eligible for a 10% finder’s fee paid either in cash or, at the discretion of the finder, in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of contracting (“Finder’s Fee Compensation”).

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Initial Compensation, Subsequent Compensation and Finder’s Fee Compensation pursuant to an applicable registration statement filed with the SEC.  Mr. Klein has agreed to a non-competition clause and a non-solicitation clause, both applicable during the course of Mr. Klein’s consulting services to the Company and for a period to end 12 months after termination of the Agreement.

Bridge Loan and Debt Restructuring Agreement

On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt owed by the Company to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007.  The Agreement provides for two closings, with an initial closing having occurred on January 30, 2009 (the “Initial Closing”), and a second closing no later than February 6, 2009 (the “Subsequent Closing”).

Pursuant to the Agreement, the Company borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  Of the Principal Amount, the Lender loaned the Company $100,000 in exchange for the Company issuing the Lender a Secured Promissory Note (the “Interim Bridge Note”) on the Initial Closing. The Interim Bridge Note was cancelled upon the Subsequent Closing, and replaced with the Bridge Note. The Bridge Note shall be due and payable on the earlier of the following: (a) completion of the Company’s formation of a joint venture with, or any sale or transfer to, a third party in relation to the Mineral Ridge Property; or (b) a date that is 9 months from the Subsequent Closing.  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).

Additionally, pursuant to the Agreement, the Company and Lender have agreed to restructure the Original Debt, which is recorded as a production payment obligation, a current liability in the Company’s consolidated balance sheets as of December 31, 2008 and 2007.  In consideration of the reduction of the Original Debt from $1,794,960 to $1,000,000, the Company will execute a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the Subsequent Closing, as well as issue certain warrants to purchase Company common stock as further described below.  In the event that the Company forms a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in the Company retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As of the Subsequent Closing, and as additional consideration for the restructuring of the Original Debt, the Company will issue to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of twenty-four (24) months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights.  Such registration rights require the Company to prepare and file a registration statement, with respect to the common stock underlying the Warrants, with the SEC within 60 days after the Subsequent Closing.  The registration rights also provide that the Company will use its best efforts to effect the registration rights under the Securities Act of 1933, as amended (the “Securities Act”), of the common shares underlying the Warrants within 120 days after the Subsequent Closing.

As security for the Bridge Note and the Debt Restructuring Note, the Parties agreed to amend and restate their Security Agreement, dated June 12, 2007, which secures the Company’s repayment obligations pursuant to the Agreement (the “Amended Security Agreement”).  The secured interest in favor of the Lender will be perfected by the filing of a UCC-1 Financing Statement with the Nevada Secretary of State as well as the filing of a Deed of Trust and Mortgage with the appropriate entity as reasonably designated by the Lender, and the filing of any other necessary documents.

Pursuant to the Agreement, in consideration of the Company’s issuance of the Bridge Note, the Debt Restructuring Note, the Debt Restructuring Warrants, and the Amended Security Agreement, the Lender will release the Company from all past, present, and future claims relating to the Original Debt provided that the Company pays the interest and principal of the current obligations on the day such interest and principal become payable.

Binding Memorandum of Understanding

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Mines Limited (“WEX”), whereby the Company agreed to sell 100% of its ownership interest in the Ashdown  LLC to WEX (the “Ashdown Sale”).  WEX has been a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEX owning a 40% membership interest.

As consideration for the Ashdown Sale, WEX will pay $5.3 million (the “Purchase Price”) to the Company, in the form of a secured promissory note for the full amount of the Purchase Price.  In addition, WEX will assume the majority of all obligations and liabilities of the Ashdown LLC.  Interest on the note will be calculated on a quarterly basis at a defined prime rate plus 2%, not to exceed 10%.  No payments of note principal or interest are payable until April 1, 2010, with monthly payments of principal and interest payable thereafter for a period of 72 months.

The Ashdown Sale will not be completed until execution of definitive agreements, receipt of regulatory approval, and WEX obtaining financing.  Upon completion of the Ashdown Sale, all litigation between WEX and the Company will terminate.  The Company will have the right to appoint one representative to the WEX Board of Directors, and WEX will have the right to appoint one representative to the Company’s Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

Issuance of Common Shares

During January and February 2009, a total of 540,000 shares of our common stock were issued in payment of accounts payable of $12,473.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)
3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)
3.3	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(18)
3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(20)
3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(20)
4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(20)
4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(24)
10.1	Agreement dated July 22, 1997, by and between J.D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.(2)
10.2	Kennecott Agreement - Option to Purchase with Exploration Rights, dated September 19, 1997, by and between Kennecott Exploration Company and Golden Phoenix Minerals, Inc.(2)
10.3	Option Agreement dated September 1997, by and between S.F. Lewis Trust and Golden Phoenix Minerals, Inc.(3)
10.4	Amended Supplemental Agreement dated November 15, 1997, by and between J. D. Welsh & Associates, Inc. and Golden Phoenix Minerals, Inc.(4)
10.5	Mineral Lease Agreement and Option to Purchase, by and between Erik Hansen and Golden Phoenix Minerals, Inc.(4)
10.6	Mineral Lease Agreement and Option to Purchase dated December 1, 1997, by and between Mack Rife and Golden Phoenix Minerals, Inc.(4)
10.7	Form of General Executive Compensation Contract(5)
10.8
Mineral Ridge Mine Sale Agreement dated October 9, 2000, by and between Thomas L. Minsic (Trustee for the Chapter 11 bankruptcy estate of Mineral Ridge Resources, Inc.) and Golden Phoenix Minerals, Inc.(6)

10.9	Year 2002 Supplemental Employee/Consultant Stock Compensation Plan(29)
10.10	Agreement dated July 21, 2003, by and between Golden Phoenix Minerals, Inc. and Borealis Mining Company(7)
10.11	Long Term Agreement dated August 18, 2004, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited(8)
10.12	Settlement Agreement dated August 26, 2005 by and between Golden Phoenix Minerals, Inc., Earl Harrison, dba Western Mine Development, Retrievers LLC, John Tingue and Kris Tingue(8)
10.13	Payment Production Purchase Agreement dated September 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC(8)
10.14	Second Addendum to Long Term Agreement dated October 25, 2005, by and between Golden Phoenix Minerals, Inc. and Derek Raphael & Company Limited(8)
10.15	Employment Agreement dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell(8)
10.16	Employment Agreement dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin(8)
10.17	Purchase Agreement dated April 18, 2006, by and between Golden Phoenix Minerals, Inc., Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler(9)
10.18	Employment Agreement dated August 14, 2006, by and between Golden Phoenix Minerals, Inc. and Donald R. Prahl(10)
10.19	Letter Agreement dated August 29, 2006, by and between Golden Phoenix Minerals, Inc. and Win-Eldrich Gold, Inc. (28)
10.20	Ashdown Project LLC Operating Agreement dated September 28, 2006, by and between Golden Phoenix Minerals, Inc. and Win-Eldrich Gold, Inc.(11)
10.21	Settlement Agreement and Mutual Release dated December 1, 2006, by and between Golden Phoenix Minerals, Inc., Frank W Lewis and the Sharon F. Lewis Trust(26)
10.22	Independent Contractor Agreement dated December 18, 2006, by and between Golden Phoenix Minerals, Inc. and Dennis P. Gauger(12)
10.23	Stock Option Agreement, by and between Golden Phoenix Minerals, Inc. and Dennis P. Gauger(27)
10.24	Employment Separation Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and Kenneth S. Ripley(25)

10.25	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell(25)
10.26	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin(25)
10.27	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and Donald R. Prahl(25)
10.28	Share and Warrant Purchase Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and certain Investors(13)
10.29	Registration Rights Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and certain Investors(13)
10.30	Advance Sales Restructuring Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and William Schnack or Candida Schnack(14)
10.31	Mutual Termination Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC(14)
10.32	2006 Non-Employee Director Stock Option Plan(15)
10.33	2007 Equity Incentive Plan(15)
10.34	Production Payment Purchase Agreement and Assignment dated June 12, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(16)
10.35	Registration Rights Agreement dated June 12, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(16)
10.36	Security Agreement dated June 12, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(17)
10.37	Notice of Assignment dated June 13, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(17)
10.38	Settlement Agreement and Release dated September 14, 2007, by and among Steven D. Craig, Estate of Collette Crater Craig and Golden Phoenix Minerals, Inc.(19)
10.39	Addendum to Production Payment Purchase Agreement between Golden Phoenix Minerals, Inc. and Ashdown Milling Company LLC dated February 6, 2008(19)
10.40	Amended Settlement Agreement and Release dated March 21, 2008, by and among Steven D. Craig, Estate of Collette Crater-Craig and Golden Phoenix Minerals, Inc.(19)
10.41	Agreement and Plan of Merger dated May 21, 2008(20)
10.42	2007 Equity Incentive Stock Option Plan(21)
10.43	2008 Executive Stock Compensation Plan(22)
10.44	Consulting Agreement dated January 16, 2009, by and between Golden Phoenix Minerals, Inc. and Thomas Klein(23)
21	Subsidiaries of Golden Phoenix Minerals, Inc.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302*
31.2	Certification of Chief Financial Officer Pursuant to Section 302*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
*	Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form 10SB12G/A as filed with the SEC on October 22, 1997.
(3)	Incorporated by reference from Form 10-Q filed with the SEC on November 10, 1997.
(4)	Incorporated by reference from Form 10SB12G/A filed with the SEC on December 29, 1997.
(5)	Incorporated by reference from Form 10-KSB filed with the SEC on October 27, 1999.
(6)	Incorporated by reference from Form 8-K filed with the SEC on November 22, 2000.
(7)	Incorporated by reference from Form SB-2 filed with the SEC on September 11, 2003.
(8)	Incorporated by reference from Form 10-KSB filed with the SEC on April 17, 2006.
(9)	Incorporated by reference from Form 10-QSB filed with the SEC on May 19, 2006.
(10)	Incorporated by reference from Form 8-K filed with the SEC on August 17, 2006.
(11)	Incorporated by reference from Form 8-K filed with the SEC on October 3, 2006.
(12)	Incorporated by reference from Form 8-K filed with the SEC on December 21, 2006.
(13)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2007.
(14)	Incorporated by reference from Form 8-K filed with the SEC on April 27, 2007.
(15)	Incorporated by reference from Form SB-2 filed with the SEC on May 25, 2007.

(16)	Incorporated by reference from Form 8-K filed with the SEC on June 19, 2007.
(17)	Incorporated by reference from Form SB-2 filed with the SEC on June 29, 2007.
(18)	Incorporated by reference from Form SB-2/A filed with the SEC on December 21, 2007.
(19)	Incorporated by reference from Form 10-KSB filed with the SEC on March 31, 2008.
(20)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(21)	Incorporated by reference from Form S-8 filed with the SEC on July 15, 2008.
(22)	Incorporated by reference from Form S-8 filed with the SEC on October 8, 2008.
(23)	Incorporated by reference from Form 8-K filed with the SEC on January 23, 2009.
(24)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(25)	Incorporated by reference from Form 8-K filed with the SEC on February 5, 2007.
(26)	Incorporated by reference from Form 8-K filed with the SEC on January 16, 2007.
(27)	Incorporated by reference from Form S-8 filed with the SEC on January 8, 2007.
(28)	Incorporated by reference from Form 8-K filed with the SEC on August 30, 2006.
(29)	Incorporated by reference from Form S-8 filed with the SEC on February 12, 2002.