Form 10-Q
period 2009-03-31
GOLDEN PHOENIX MINERALS INC
filed 2009-05-15
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Yes ☐    No ☒

As of May 15, 2009 there were 207,550,457 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$226,305	$454
Prepaid expenses and other current assets	100,576	58,619
Inventories	49,684	49,739
Total current assets	376,565	108,812

Property and equipment, net	789,002	817,578

Other assets:
Restricted funds – reclamation obligations	1,839,776	1,839,592
Prepaid bond insurance premiums	223,262	234,065
Deposits	107,046	107,046
Assets of discontinued operations	3,310,751	3,383,205
Total other assets	5,480,835	5,563,908

	$6,646,402	$6,490,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,042,909	$1,268,465
Accrued liabilities	634,003	573,156
Current portion of severance obligations	120,204	100,170
Current portion of long-term debt	1,196,336	176,549
Production payment obligation	—	1,974,456
Amounts due to related parties	478,534	458,531
Total current liabilities	3,471,986	4,551,327

Long-term liabilities:
Reclamation obligations	3,082,134	3,034,314
Severance obligations	66,426	86,460
Long-term debt	1,148,152	142,506
Liabilities of discontinued operations	3,812,316	3,390,627
Total long-term liabilities	8,109,028	6,653,907

Total liabilities	11,581,014	11,205,234

Commitments and contingencies

Minority interest	(508,966)	(304,319)

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 206,050,457 and 205,510,457 shares issued and outstanding, respectively	206,050	205,510
Additional paid-in capital	40,592,312	40,127,362
Common stock subscriptions receivable	(120,000)	(121,187)
Accumulated deficit	(45,104,008)	(44,622,302)
Total stockholders’ deficit	(4,425,646)	(4,410,617)

	$6,646,402	$6,490,298

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Sales	$—	$—

Operating costs and expenses:
Costs of mining operations	37,072	(23,167)
Exploration, development and mineral property lease expenses	67,777	291,737
Accretion expense	47,820	44,073
General and administrative expenses	477,385	891,022
Depreciation and amortization expense	29,703	23,489
Royalties	—	1,158,337

Total operating costs and expenses	659,757	2,385,491

Loss from operations	(659,757)	(2,385,491)

Other income (expense):
Interest income	184	10,250
Interest expense	(489,746)	(14,604)
Gain (loss) on extinguishment of debt	974,456	(1,500)
Gain on disposal of property and equipment	127	—

Total other income (expense)	485,021	(5,854)

Loss before income taxes	(174,736)	(2,391,345)

Provision for income taxes	—	—

Loss from continuing operations	(174,736)	(2,391,345)

Income (Loss) from discontinued operations:
Income (Loss) from discontinued operations before minority interest	(511,617)	970,650
Minority interest in (income) loss of discontinued operations	204,647	(387,508)

Income (Loss) from discontinued operations	(306,970)	583,142

Net loss	(481,706)	(1,808,203)

Other comprehensive loss: Unrealized loss on marketable securities	—	(59,777)

Net comprehensive loss	$(481,706)	$(1,867,980)

Income (Loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	(0.00)	0.00

Total	$(0.00)	$(0.01)

Weighted average number of shares outstanding	205,814,679	182,855,246

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(481,706)	$(1,808,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	306,970	(583,142)
Depreciation and amortization	29,703	23,489
Accretion expense	47,820	44,073
Stock-based compensation	16,593	32,993
Gain on disposal of property and equipment	(127)	—
Issuance of warrants for interest expense	437,611	—
Gain on extinguishment of debt	(974,456)	—
Issuance of common stock for services	—	20,000
Issuance of common stock for royalties	—	840,000
Changes in operating assets and liabilities:
Decrease in receivables	—	1,638
(Increase) decrease in prepaid expenses and other current assets	(31,154)	14,334
(Increase) decrease in inventories	55	(35,878)
Increase in restricted funds – reclamation obligations	(184)	(351)
Decrease in deposits	—	16,920
Increase in accounts payable	260,226	149,541
Increase in accrued and other liabilities	95,089	96,909

Net cash used in operating activities	(293,560)	(1,187,677)

Cash flows from investing activities:
Purchase of property and equipment	(1,500)	(198,679)
Proceeds from the sale of property and equipment	353	—

Net cash used in investing activities	(1,147)	(198,679)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,000,000	—
Proceeds from the exercise of options and warrants	—	25,659
Payments of severance obligations	—	(73,179)
Payments of notes payable and long-term debt	(10,855)	(3,006)
Payments of amounts due to related parties	—	(89,897)
Payments of production payment obligation – related party	—	(40,026)

Net cash provided by (used in) financing activities	989,145	(180,449)

Cash flows from discontinued operations:
Net cash used in operating activities	(578,174)	(492,435)
Net cash provided by (used in) investing activities	40,000	(185,480)
Net cash provided by financing activities	69,587	429,555

Net cash used in discontinued operations	(468,587)	(248,360)

Net increase (decrease) in cash	225,851	(1,815,165)
Cash and cash equivalents, beginning of period	454	2,128,941

Cash and cash equivalents, end of period	$226,305	$313,776

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

The Company suspended the molybdenum mining operations of the Ashdown Project LLC (the “Ashdown LLC”) in November 2008 in response to a substantial decline of molybdenum oxide market prices.  On February 25, 2009, the Company entered into an agreement to sell 100% of its ownership interest in the Ashdown LLC (Note 3).  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in the condensed consolidated financial statements.

The interim financial information of the Company as March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $45,104,008 and a total stockholders’ deficit of $4,425,646 at March 31, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million (see Note 13).

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.   The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the three months ended March 31, 2009.  On February 25, 2009, the Company entered into an agreement to sell 100% of its ownership interest in the Ashdown LLC for $5.3 million (see Note 3).  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in the condensed consolidated financial statements and the Company currently has no operating revenues.

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

NOTE 3 -  DISCONTINUED OPERATIONS

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Gold, Inc. (“WEG”) , whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEG (the “Ashdown Sale”).  WEG has been a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEG owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

As consideration for the Ashdown Sale, WEG will pay $5.3 million (the “Purchase Price”) to the Company, in the form of a secured promissory note for the full amount of the Purchase Price.  In addition, WEG will assume the majority of all obligations and liabilities of the Ashdown LLC.  Interest on the note will be calculated on a quarterly basis at a defined prime rate plus 2%, not to exceed 10%.  No payments of note principal or interest are payable until final agreements are completed, with monthly payments of principal and interest payable thereafter for a period of 72 months.

The Ashdown Sale will be complete upon execution of definitive agreements and receipt of regulatory approval.  Upon completion of the Ashdown Sale, all litigation between WEG and the Company will terminate.  The Company will have the right to appoint one representative to the Board of Directors of WEG’s parent company, Win-Eldrich Mines Limited (“WEX”), and WEX will have the right to appoint one representative to the Company’s Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

The Company has reported the results of operations of the Ashdown LLC as discontinued operations for the three-month periods ended March 31, 2009 and 2008, including the following:

	2009	2008

Revenues	$153,797	$4,061,224

Income (loss) before minority interest and income taxes	(511,617)	970,650
Provision for income taxes	-	-

Income (loss) before minority interest	(511,617)	970,650
Minority interest in net (income) loss of joint venture	204,647	(387,508)

Income (loss) from discontinued operations	$(306,970)	$583,142

The assets and liabilities of the Ashdown LLC are aggregated and disclosed as long-term assets and liabilities in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 as follows:

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$518	$193
Receivables	120,938	-
Prepaid expenses and other current assets	14,751	14,938
Inventories	196,239	224,846
Property and equipment, net	2,333,360	2,498,502
Restricted funds – reclamation obligations	493,437	493,218
Deposits	151,508	151,508

Assets of discontinued operations	$3,310,751	$3,383,205

	March 31, 2009	December 31, 2008

Accounts payable	$1,524,499	$1,247,199
Accrued liabilities	811,335	749,928
Long-term debt, including current portion	610,473	631,885
Amounts due to related parties	274,871	176,705
Reclamation obligation	591,138	584,910

Liabilities of discontinued operations	$3,812,316	$3,390,627

NOTE 4 -  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three-month periods ended March 31, 2009 and 2008 was $16,593 and $32,993, respectively.  There was no stock compensation expense capitalized during the three-month periods ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, options to purchase 100,000 shares of the Company’s common stock were issued to a director with an exercise price of $0.02 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.015 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	102.87%
Risk-free interest rate	1.64%
Expected life of options	5 years

The following table summarizes the stock option activity during the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	6,827,273	$0.21
Granted	100,000	$0.02
Exercised	-	$-
Expired or cancelled	(105,000)	$0.19

Outstanding at March 31, 2009	6,822,273	$0.21	2.60	$-

Options vested and exercisable at March 31, 2009	5,865,607	$0.22	2.35	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of March 31, 2009 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $59,763.

NOTE 5 - STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of March 31, 2009 and changes during the three months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2008	15,898,925	$0.34

Granted	23,000,000	$0.03
Canceled / Expired	(550,000)	$0.20
Exercised	-	$-

Outstanding, March 31, 2009	38,348,925	$0.16

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at March 31, 2009:

Expiration Date	Price	Number
2009	$0.18	2,000,000
2009	$0.25	1,000,000
2009	$0.40	10,600,000
2010	$0.25	1,748,925
2011	$0.03	23,000,000

		38,348,925

As additional consideration for the restructuring of debt (see Note 13), the Company issued warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, exercisable for a period of 24 months.  The Company has estimated the value of the warrants at $437,611 using the Black-Scholes option pricing model, and has included this amount in interest expense.

NOTE 6 –  EARNINGS (LOSS) PER SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options, warrants and rights outstanding using the treasury stock method and the average market price per share during the period.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	205,814,679	182,855,246
Dilutive effect of:
Stock options	-	-
Warrants and stock purchase rights	-	-
Weighted average number of common shares outstanding, assuming dilution	205,814,679	182,855,246

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At March 31, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 45,171,199 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 –  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2009:

Land	$57,599
Buildings	116,020
Mining and milling equipment	722,314
Computer equipment	82,370
Drilling equipment	379,220
Vehicles	15,401
Support equipment	148,387
Office furniture and equipment	19,659
1,540,970
Less accumulated depreciation and amortization	(751,968)

$789,002

NOTE 8 –  RESTRICTED FUNDS – RECLAMATION OBLIGATIONS

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge property. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge property.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge property.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset in the accompanying condensed consolidated balance sheet as of March 31, 2009.

The prepaid bond insurance premiums of $526,505 are being amortized over the 12 year term of the policy.  The annual insurance premium of $11,311 is amortized over a 12 month period.  At March 31, 2009, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  The long-term portion of the prepaid insurance premiums totaled $223,262 and is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2009.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

Restricted funds in the form of a deposit of $43,125 for the Mineral Ridge property are also included in the balance of the Restricted Funds – Reclamation Obligations in the accompanying condensed consolidated balance sheet as of March 31, 2009.

NOTE 9 –  RECLAMATION OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge property.  At March 31, 2009, the total amount recorded for estimated reclamation obligations was $3,082,134.  Because the Company was unable to operate the Mineral Ridge mine profitably in accordance with the feasibility study completed in 2003 and has idled the project, no related reclamation asset has been recorded at March 31, 2009.

Accretion expense related to the reclamation obligations for the three-month periods ended March 31, 2009 and 2008 was $47,820 and $44,073, respectively.

NOTE 10 –  SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 14).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $120,204 is included in current liabilities and the long-term portion of the severance obligation of $66,426 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2009.

NOTE 11 –  PRODUCTION PURCHASE AGREEMENT

On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company a production payment equal to $1,974,456.  The production payment was payable in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview, whereby the production payment obligation was restructured as secured promissory note of $1,000,000 (see Note 13).

The production payment obligation to Crestview of $1,974,456 was recorded as a current liability in the accompanying condensed consolidated balance sheet at December 31, 2008.  Prior to its restructure in January 2009, the production payment obligation was convertible in whole or in part into shares of the Company’s common stock at the option of Crestview using a defined formula, but in no case less than $0.36 per share nor more than $0.46 per share.

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

With the commencement of mining operations at the Ashdown mine, the Company reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from the Company’s share of production distributions received from the Ashdown LLC.  The Company has paid the $904,567 production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

NOTE 13 – DEBT

The Company’s debt consists of the following at March 31, 2009:

Long-term debt consists of the following at December 31:

Note payable to Crestview Capital Master, LLC payable upon the earlier of (a) the completion of a joint venture for or the transfer of the Mineral Ridge property or (b) nine months from the closing date of February 6, 2009, with interest to accrue on a quarterly basis at prime plus 2%	$1,000,000
Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation (Note 11) payable in February 2011, with interest to accrue on a quarterly basis at prime plus 2%	1,000,000
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	36,369
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	23,668
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	48,001
Other	21,399
Accrued interest payable	39,594

Total	2,344,488
Less current portion	1,196,336

Long-term portion	$1,148,152

On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt owed by the Company to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007.  The Agreement provides for two closings, with an initial closing on January 30, 2009 (the “Initial Closing”), and a second closing on February 6, 2009 (the “Subsequent Closing”).

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

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was recorded as a production payment obligation, a current liability in the Company’s condensed consolidated balance sheets as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executes a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the Subsequent Closing (or February 6, 2011), as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.  In the event that the Company forms a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in the Company retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As of the Subsequent Closing, and as additional consideration for the restructuring of the Original Debt, the Company issued to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights.  Such registration rights require the Company to prepare and file a registration statement, with respect to the common stock underlying the Warrants, with the SEC within 60 days after the Subsequent Closing.  The registration rights also provide that the Company will use its best efforts to effect the registration rights under the Securities Act of 1933, as amended (the “Securities Act”), of the common shares underlying the Warrants within 120 days after the Subsequent Closing.

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

NOTE 14 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at March 31, 2009

	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 10)	$100,000	$8,100	$108,100
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	166,189	13,026	179,215
Notes payable to David A. Caldwell, Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	80,935	7,258	88,193
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%	90,435	8,291	98,726
Short-term obligation to former officer	4,300	-	4,300
	$441,859	$36,675	$478,534

NOTE 15 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company issued 540,000 shares of its common stock for accounts payable of $12,473 and common stock subscription receivable of $1,187.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the three months ended March 31, 2009, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

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

WEX – No material changes have occurred during the first fiscal quarter.  Upon closing of the sale of the interest in the Ashdown LLC, all litigation between the Company and WEX will terminate.  The sale is currently pending.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Freddie Quimby – The lawsuit between the Company and Mr. Quimby was dismissed as frivolous by the court on April 9, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Earl Harrison – The Company is in receipt of a default judgment dated February 2, 2009 entered in Mr. Harrison’s favor, awarding Mr. Harrison $165,197 plus accrued interest through December 31, 2008 of $5,094 and additional interest that accrues at a daily rate of $18.66 until the Note is paid in full.  Additionally, on May 1, 2009, the Company received an Execution Order providing for attachment of personal property and/or certain specified amounts of earnings of the Company.  We have been in discussions with Mr. Harrison and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Tetra Financial Group, LLC – There have been no material changes to the disclosure in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Retrievers, LLC – There have been no material changes to the disclosure in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

DMC-Dynatec Mining Services Corporation – The Company anticipates that upon the close of the sale of its interest in the Ashdown LLC, all amounts to be paid in settlement of this obligation will be split evenly with WEG up to a capped amount, with such expenses to be offset against the promissory note held by the Company.

Ed Staub & Sons Petroleum, Inc. – On April 16, 2009, a complaint was filed in the Sixth District Court of the State of Nevada in Humboldt County against Ashdown LLC, the Company and WEG, requesting payment of $107,992 owed to them by the Ashdown LLC under an Application for Credit for the provision of fuel by the plaintiff, as well as seeking certain other relief, including a temporary restraining order on the proposed sale of the Company’s interest in Ashdown LLC.  The parties have been in discussions and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

NOTE 17 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2009 and 2008, the Company made no cash payments for income taxes.

During the three months ended March 31, 2009 and 2008, the Company made cash payments for interest of $4,151 and $190,613, respectively.

During the three months ended March 31, 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $12,473, increased common stock by $540, increased additional paid-in capital by $10,746 and decreased common stock subscribed by $1,187.

During the three months ended March 31, 2008, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and increased other comprehensive loss for unrealized loss on marketable securities of $59,777.

•	Property and equipment was purchased through the issuance of debt of $75,997.

•	Property and equipment was purchased through the issuance of accounts payable of $38,149.

•	Increased common stock by $394, increased additional paid in capital by $129,193 and decreased accrued liabilities by $129,587.

•	Production payment obligation – related party and common stock subscribed was reduced by $60,000.

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted this statement on January 1, 2009 with no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  The Company adopted this statement on January 1, 2009 with no impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company adopted SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, with no material impact on its consolidated financial statements.

NOTE 19 – CONSULTING AGREEMENT

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

NOTE 20 – SUBSEQUENT EVENTS

On May 5, 2009, 1,500,000 shares were issued to Thomas Klein, a consultant and member of the Company’s Board of Directors, in connection with the consulting agreement described in Note 19.  On May 8, 2009, Mr. Klein received warrants in connection with the consulting agreement to purchase 1,500,000 common shares of the Company at an exercise price of $0.0079 per share.  The warrants are exercisable through February 6, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in this Report and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $45,104,008 and a total stockholders’ deficit of $4,425,646 at March 31, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million.

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.   The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the three months ended March 31, 2009.  On February 25, 2009, the Company entered into an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”) for $5.3 million (see Note 3 to the Condensed Consolidated Financial Statements).  As a result, the Ashdown LLC is classified as discontinued operations for all periods presented in the condensed consolidated financial statements and the Company currently has no operating revenues.

The $5.3 million purchase price due to the Company will be payable over a 72 month term, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to recommence the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay the Company the $5.3 million promissory note.  With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain vendors and lenders of the Company have initiated actions to collect balances that are past due.  The Company is negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on the Company’s ability to raise additional capital.  Further, there can be no assurance that the Company will attain a successful level of operations from its other properties, or to continue to raise capital at favorable rates or at all.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, and several of those critical accounting policies are as follows:

Minority Interest.  As of March 31, 2009 and December 31, 2008, the minority interest balance in our condensed consolidated balance sheets is comprised of the portion of the members’ equity in the Ashdown LLC not owned by us.  The loss from discontinued operations of the Ashdown LLC has been allocated 40% to WEG, the minority member, based on its equity ownership percentage, thereby reducing the loss from discontinued operations included in the our consolidated net loss for each period presented.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of the Ashdown LLC, as of March 31, 2009, we had no proven or probable reserves and have idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  Accordingly, through March 31, 2009, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2009 and December 31, 2008, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted this statement on January 1, 2009 with no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  The Company adopted this statement on January 1, 2009 with no impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company adopted SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, with no material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC and the presentation of its operations as discontinued operations in our condensed consolidated financial statements, we reported no sales for the three-month periods ended March 31, 2009 and 2008.

Operating Costs and Expenses

Costs of mining operations were $37,072 and $(23,167) for three-month periods ended March 31, 2009 and 2008, respectively.  Costs of mining operations include expenditures to maintain the Mineral Ridge project on standby status, and increased in 2009 primarily due to less expenses billed to Ashdown LLC.

Exploration, development and mineral property lease expenses were $67,777 and $291,737 for the three-month periods ended March 31, 2009 and 2008, respectively.  These expenses decreased in 2009 due to the suspension of the activities of our drilling department.  In the first quarter of 2008 we organized a drilling department that was fully staffed and for which we acquired equipment and supplies.  We conducted planning activities for drilling at Mineral Ridge and Ashdown.  We also continued reserve calculations and feasibility work at Mineral Ridge in 2008.  These exploration and development activities at Mineral Ridge have been suspended pending available funding.

General and administrative expenses were $477,385 and $891,022 for the three-month periods ended March 31, 2009 and 2008, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The decrease in the first quarter of 2009 is due to the substantial reduction in the number of employees and related administrative expenses pursuant to the suspension of operations at Ashdown.

Royalties expense for the quarter ended March 31, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of our common stock to two of its members to buy out their membership interests in Ashdown Milling, thus reducing future royalty obligations on Ashdown LLC production.  No royalties were paid during the quarter ended March 31, 2009.

Accretion expense for three-month periods ended March 31, 2009 and 2008 was $47,820 and $44,073, respectively.  The increase in accretion expense in 2009 resulted from an increase in our estimate of our Mineral Ridge reclamation obligation.

Depreciation and amortization expense for the three-month periods ended March 31, 2009 and 2008 was $29,703 and $23,489, respectively, and increased in 2009 primarily due to the addition of vehicles and equipment for our drilling department.

Other Income (Expense)

During the three months ended March 31, 2009, interest income decreased to $184 from $10,250 for the three months ended March 31, 2008.  The decrease in interest income in 2009 is due to decreased levels of interest-bearing deposits.

During the three months ended March 31, 2009, interest expense increased to $489,746 from $14,604 for the three months ended March 31, 2008.  The increase is due primarily because of $437,611 of interest expense recorded upon the issuance of warrants and the addition of $2,000,000 of interest-bearing debt in the first quarter of 2009.

During the three months ended March 31, 2009, we reported a gain on extinguishment of debt of $974,456, resulting from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.  During the three months ended March 31, 2008, we reported a loss on extinguishment of debt of $1,500.

The remaining other income (expense) amounts reported in the three-month periods ended March 31, 2009 and 2008 consisted of  gain or loss on disposal of property and equipment, and were not material.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC in our condensed consolidated financial statements as discontinued operations for the three-month periods ended March 31, 2009 and 2008, including the following:

	2009	2008

Revenues	$153,797	$4,061,224

Income (loss) before minority interest and income taxes	(511,617)	970,650
Provision for income taxes	-	-

Income (loss) before minority interest	(511,617)	970,650
Minority interest in net (income) loss of joint venture	204,647	(387,508)

Income (loss) from discontinued operations	$(306,970)	$583,142

The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007.  The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the three months ended March 31, 2009.  Consequently, the Ashdown LLC reported a loss before minority interest of $511,617 in the first quarter of 2009 compared to income before minority interest of $970,650 in the first quarter of 2008.

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $45,104,008 and a working capital deficit of $3,095,421 at March 31, 2009.

During the three months ended March 31, 2009, we used net cash of $293,560 in operating activities, compared to $1,187,677 net cash used in operating activities during the three months ended March 31, 2008.  The decrease in net cash used in operating activities in the current year is primarily due to the decreased net loss of the Company resulting from the idling of the drilling department and the reduction of personnel and related administrative expenses following the suspension of operations at Ashdown.

During the three months ended March 31, 2009, net cash used in investing activities was $1,147 consisting of $1,500 for the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment of $353.  During the three months ended March 31, 2008, net cash used in investing activities was $198,679 for the purchase of property and equipment.

During the three months ended March 31, 2009, net cash provided by financing activities was $989,145, comprised of proceeds from the issuance of debt of $1,000,000, partially offset by the payment of debt of $10,855.

During the three months ended March 31, 2008, net cash used in financing activities was $180,449, consisting of $25,659 from the exercise of options and warrants, offset by payments of severance obligations of $73,179, debt of $3,006, amounts due related parties of $89,897 and the payments of production payment obligation – related party of $40,026.

Our liquidity has been negatively impacted by the deterioration of capital markets, making it increasingly difficult for us to obtain debt and equity financing.  In addition, due to significant declines in the market price of molybdenum, during the first week of November 2008, we suspended the operations of the Ashdown LLC, where production costs per pound exceeded the market price per pound.  On February 25, 2009, we entered into an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”) for $5.3 million.  As a result, we currently have no operating revenues and we will require additional funding from debt and equity financing to meet our current obligations, including substantial obligations that are past due.

The Ashdown Sale will be complete upon execution of definitive agreements and receipt of regulatory approval.  Upon completion of the Ashdown Sale, all litigation between WEG and the Company will terminate.  We will have the right to appoint one representative to the Board of Directors of Win-Eldrich Mines Ltd, WEG’s parent company (“WEX”), and WEX will have the right to appoint one representative to our Board of Directors.  There is no assurance that the Ashdown Sale will be completed.

The $5.3 million purchase price due us from WEG will be payable over a 72 month term, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to recommence the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay us the $5.3 million promissory note.  With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on our ability to raise additional capital.  Further, there can be no assurance that we will attain a successful level of operations from our other properties, or to continue to raise capital at favorable rates or at all.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

At March 31, 2009, we had cash of $226,305, but total current liabilities of $3,471,986.  With no operating revenues and difficulties experienced in raising debt and equity capital, our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term.  We have significantly reduced our operating costs, including a reduction in force.

On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt owed by the Company to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007.  The Agreement provided for two closings, with an initial closing on January 30, 2009 (the “Initial Closing”), and a second closing on February 6, 2009 (the “Subsequent Closing”).

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

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was recorded as a production payment obligation, a current liability in the Company’s condensed consolidated balance sheets as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the Subsequent Closing (or February 6, 2011), as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.  In the event that the Company forms a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in the Company retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As of the Subsequent Closing, and as additional consideration for the restructuring of the Original Debt, the Company issued to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights.  Such registration rights require the Company to prepare and file a registration statement, with respect to the common stock underlying the Warrants, with the SEC within 60 days after the Subsequent Closing.  The registration rights also provide that the Company will use its best efforts to effect the registration rights under the Securities Act of 1933, as amended (the “Securities Act”), of the common shares underlying the Warrants within 120 days after the Subsequent Closing.

As security for the Bridge Note and the Debt Restructuring Note, the Parties agreed to amend and restate their Security Agreement, dated June 12, 2007, which secures the Company’s repayment obligations pursuant to the Agreement (the “Amended Security Agreement”).  The secured interest in favor of the Lender has been perfected by the filing of a UCC-1 Financing Statement with the Nevada Secretary of State as well as the filing of a Deed of Trust and Mortgage with the appropriate entity as reasonably designated by the Lender.

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

For the quarter ended March 31, 2008, we reported royalties expense of $1,158,337 comprised of the following:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Based on that evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  During the audit of our consolidated financial statements for the year ended December 31, 2008 and the review of our condensed consolidated financial statements for the three months ended March 31, 2009, our auditors provided us with adjusting journal entries not detected by us that were material to our consolidated financial statements.  We believe this deficiency in our internal control over financial reporting constitutes a material weakness.

Despite the material weakness in financial reporting noted above, we believe that our condensed consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Change in Internal Control Over Financial Reporting

Other than the matter regarding material audit adjusting journal entries discussed above, there was no change in the Company’s internal control over financial reporting during the first fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEX – No material changes have occurred during the first fiscal quarter.  Upon closing of the sale of the interest in the Ashdown LLC, all litigation between the Company and WEX will terminate.  The sale is currently pending.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Freddie Quimby – The lawsuit between the Company and Mr. Quimby was dismissed as frivolous by the court on April 9, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Earl Harrison – The Company is in receipt of a default judgment dated February 2, 2009 entered in Mr. Harrison’s favor, awarding Mr. Harrison $165,197 plus accrued interest through December 31, 2008 of $5,094 and additional interest that accrues at a daily rate of $18.66 until the Note is paid in full.  Additionally, on May 1, 2009, the Company received an Execution Order providing for attachment of personal property and/or certain specified amounts of earnings of the Company.  We have been in discussions with Mr. Harrison and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Tetra Financial Group, LLC – There have been no material changes to the disclosure in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Retrievers, LLC – There have been no material changes to the disclosure in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

DMC-Dynatec Mining Services Corporation – The Company anticipates that upon the close of the sale of its interest in the Ashdown LLC, all amounts to be paid in settlement of this obligation will be split evenly with WEG up to a capped amount, with such expenses to be offset against the promissory note held by the Company.

Ed Staub & Sons Petroleum, Inc. – On April 16, 2009, a complaint was filed in the Sixth District Court of the State of Nevada in Humboldt County against Ashdown LLC, the Company and WEG, requesting payment of $107,992 owed to them by the Ashdown LLC under an Application for Credit for the provision of fuel by the plaintiff, as well as seeking certain other relief, including a temporary restraining order on the proposed sale of the Company’s interest in Ashdown LLC.  The parties have been in discussions and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

10.1	Consulting Agreement dated January 16, 2009, by and between Golden Phoenix Minerals, Inc. and Thomas Klein.(5)

10.2	Bridge Loan and Debt Restructuring Agreement, dated January 20, 2009.*

10.3	Binding MOU, dated February 25, 2009.*

10.4	Consulting Agreement with Allihies Engineering, Inc., dated April 16, 2006.(6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on January 23, 2009
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 15, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer and Principal Accounting Officer