Form 10-Q
period 2009-06-30
GOLDEN PHOENIX MINERALS INC
filed 2009-08-19
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes ☐                                No ☒

As of August 14, 2009 there were 212,078,957 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2009
	(Unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$—	$231
Receivables, net	99	—
Prepaid expenses and other current assets	11,824	11,544
Inventories	30,637	30,637
Total current assets	42,560	42,412

Property and equipment, net	319,658	371,557

Other assets:
Deposits	107,046	107,046
Note receivable	—	—
Assets of discontinued operations	2,337,244	5,969,283
Total other assets	2,444,290	6,076,329

	$2,806,508	$6,490,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$908,891	$916,451
Accrued liabilities	735,978	465,156
Current portion of severance obligations	133,559	100,170
Current portion of long-term debt	1,453,039	176,549
Production payment obligation	—	1,974,456
Amounts due to related parties	527,143	458,531
Total current liabilities	3,758,610	4,091,313

Long-term liabilities:
Severance obligations	46,391	86,460
Long-term debt	1,077,960	142,506
Liabilities of discontinued operations	3,470,419	6,884,955
Total long-term liabilities	4,594,770	7,113,921

Total liabilities	8,353,380	11,205,234

Commitments and contingencies

Minority interest	—	(304,319)

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 209,578,957 and 205,510,457 shares issued and outstanding, respectively	209,579	205,510
Additional paid-in capital	40,644,176	40,127,362
Common stock subscriptions receivable	(120,000)	(121,187)
Accumulated deficit	(46,280,627)	(44,622,302)
Total stockholders’ deficit	(5,546,872)	(4,410,617)

	$2,806,508	$6,490,298

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$—	$—	$—	$—

Operating costs and expenses:
Costs of mining operations	3,300	(80,298)	(14,175)	(174,861)
Exploration, development and mineral property lease expenses	(14,650)	220,400	(29,300)	374,043
General and administrative expenses	494,415	938,081	971,800	1,829,103
Depreciation and amortization expense	17,053	24,756	39,960	40,907
Royalties	70,090	—	70,090	1,158,337

Total operating costs and expenses	570,208	1,102,939	1,038,375	3,227,529

Loss from operations	(570,208)	(1,102,939)	(1,038,375)	(3,227,529)

Other income (expense):
Interest income	68	589	252	10,839
Interest expense	(85,262)	(14,065)	(570,969)	(28,669)
Gain (loss) on extinguishment of debt	—	—	974,456	(1,500)
Gain on disposal of property and equipment	—	—	127	—

Total other income (expense)	(85,194)	(13,476)	403,866	(19,330)

Loss before income taxes	(655,402)	(1,116,415)	(634,509)	(3,246,859)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(655,402)	(1,116,415)	(634,509)	(3,246,859)

Income (Loss) from discontinued operations:
Loss on sale of interest in joint venture	(235,303)	—	(235,303)	—
Income (loss) from discontinued operations before minority interest	(348,541)	968,539	(1,055,787)	1,678,288
Minority interest in (income) loss of discontinued operations	62,627	(517,052)	267,274	(904,560)

Income (loss) from discontinued operations	(521,217)	451,487	(1,023,816)	773,728

Net loss	(1,176,619)	(664,928)	(1,658,325)	(2,473,131)

Other comprehensive loss:
Unrealized loss on marketable securities	—	(7,918)	—	(67,695)

Net comprehensive loss	$(1,176,619)	$(672,846)	$(1,658,325)	$(2,540,826)

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.00)	$(0.02)
Discontinued operations	(0.00)	(0.00)	(0.01)	0.01

Total	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	207,818,721	185,754,795	206,822,236	184,305,020

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,658,325)	$(2,473,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	1,023,816	(773,728)
Depreciation and amortization	39,960	40,907
Stock-based compensation	32,947	211,319
Debt issued for royalty expense	70,090	—
(Gain) loss on disposal of property and equipment	(127)	—
Issuance of warrants for interest expense	448,804	—
Gain on extinguishment of debt	(974,456)	—
Issuance of common stock for services	—	31,700
Issuance of common stock for royalties	—	840,000
Changes in operating assets and liabilities:
Increase in receivables	(52,630)	(79,890)
(Increase) decrease in prepaid expenses and other current assets	(280)	66,068
Increase in inventories	—	(87,480)
Increase in accounts payable	54,956	516,605
Increase in accrued and other liabilities	359,390	146,519

Net cash used in operating activities	(655,855)	(1,561,111)

Cash flows from investing activities:
Purchase of property and equipment	(1,500)	(243,057)
Proceeds from the sale of property and equipment	353	—

Net cash used in investing activities	(1,147)	(243,057)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,000,000	—
Proceeds from the exercise of options and warrants	—	25,659
Proceeds from the issuance of common stock	—	282,613
Payments of severance obligations	(6,680)	(93,213)
Payments of notes payable and long-term debt	(20,781)	(22,092)
Payments of amounts due to related parties	(40,070)	(114,898)
Payments of production payment obligation – related party	—	(40,026)

Net cash provided by financing activities	932,469	38,043

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(673,881)	884,134
Net cash provided by (used in) investing activities	290,000	(1,122,212)
Net cash provided by financing activities	108,183	102,360

Net cash used in discontinued operations	(275,698)	(135,718)

Net increase (decrease) in cash	(231)	(1,901,843)
Cash and cash equivalents, beginning of period	231	2,128,030

Cash and cash equivalents, end of period	$—	$226,187

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

As discussed in Note 3, on May 13, 2009, the Company completed the sale of 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) and entered into a preliminary letter agreement dated May 19, 2009 for the purpose of contributing its Mineral Ridge mining property (“Mineral Ridge Mine”) into a possible joint venture to place this property into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the condensed consolidated financial statements.

In February 2007, the Company completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.

The interim financial information of the Company as of June 30, 2009 and for the three-month and six month periods ended June 30, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 -  GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $46,280,627 and a total stockholders’ deficit of $5,546,872 at June 30, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million (see Note 11).

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.   The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the three months and six months ended June 30, 2009.  On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”) (Note 3).  The $5.3 million purchase price due the Company will be payable over a 72 month term, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay the Company the $5.3 million promissory note.

The Company entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place the Company’s Mineral Ridge Mine into production (Note 3).  On June 18, 2009, Scorpio Gold notified the Company that it had completed preliminary due diligence and intended to proceed with the acquisition of an interest in the Mineral Ridge Mine and the formation of a joint venture.  The Company has received total non-refundable cash payments of $300,000 plus certain expenses from Scorpio Gold.  There can be no assurance that Scorpio Gold will complete its acquisition of an interest in the Mineral Ridge Mine and form a joint venture to successfully operate the mine.

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

NOTE 3 - DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

Ashdown Project LLC

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

On May 13, 2009, pursuant to the material terms of the MOU, as further revised, negotiated and mutually agreed to by the Parties, the Company entered into definitive agreements that superseded the MOU, including a Purchase and Sale of LLC Membership Interest Agreement with WEG, to effectuate the Ashdown Sale (the “Purchase Agreement”).  As consideration for the Ashdown Sale and the Parties’ mutual release of certain claims against the other pursuant to the terms of a Settlement and Release Agreement (the “Release”), WEG will pay $5.3 million (the “Purchase Price”) to the Company, which will be satisfied by the issuance of a Limited Recourse Secured Promissory Note (the “Note”), for the full amount of the Purchase Price.

In particular, WEG will pay the Company $5.3 million and assume the majority of all obligations and liabilities held by the LLC, all as detailed and more fully set forth in the Purchase Agreement.  Pursuant to the terms and conditions of the Purchase Agreement and the Note, the Company, WEG and the LLC have also entered into a Security Agreement, a Short Form Deed of Trust and Assignment of Rents Agreement (the “Deed of Trust”), and certain other releases and side letter agreements (together with the Purchase Agreement and the Note, collectively, the “Transaction Documents”).

The terms and conditions of the Note, including term, interest rate and description of security interest are as follows: the terms of the Note include the payment of the Purchase Price together with simple interest on the unpaid principal amount of the Note at rate equal to the Wall Street Journal Prime rate plus two percent (2.00%), computed on a quarterly basis beginning April 1, 2009, for a term of 72 months, with the first payment due one (1) year from the date of Closing.  As security for the Note, the Purchase Price shall be secured by the assets and property of the LLC as well as one hundred percent (100%) of WEG’s ownership interest in the LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying condensed consolidated balance sheet as of June 30, 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note has been recorded in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for the three months and six months ended June 30, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

Pursuant to the Release, the Parties agreed to terminate any and all litigation and ongoing disputes existing between the Parties effective at Closing.

Finally, pursuant to the Purchase Agreement, Perry Muller, President of WEG, or his assignee, agreed to pay up to $100,000 of all payments made in settlement of the amounts owed by the Ashdown LLC to Retrievers LLC, and the Company secured a release from Retrievers LLC of any claim or title in or to the Ashdown Mill property, with Mr. Muller becoming the sole owner of the Ashdown Mill property (the “Retriever’s Settlement”).  Upon completion of the Retriever’s Settlement, Mr. Muller agreed to lease the Ashdown Mill property to the Ashdown LLC and convey the Ashdown Mill to the Ashdown LLC upon repayment to Mr. Muller by the Ashdown LLC of $100,000, plus a loan fee amount of $10,000, all as pursuant to that certain Ashdown Mill Binding Side Letter Agreement, dated May 13, 2009.

Mineral Ridge Mine

The Company entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place the Company’s Mineral Ridge mining property (the “Property”) into production.  Upon execution of the letter agreement, Scorpio Gold paid the Company $50,000 and commenced a 15 day due diligence period.  Through June 30, 2009, Scorpio Gold paid the Company an additional $200,000 plus certain expenses, and paid an additional $50,000 in July 2009 as part of ongoing monthly payments to be credited toward the ultimate purchase price while the parties finalize negotiations and definitive agreements.  The payments to the Company are non-refundable, and the payments through June 30, 2009 of $250,000 have been recorded as a reduction of the carrying amount of the Mineral Ridge property and equipment as of June 30, 2009.

On June 18, 2009, Scorpio Gold notified the Company that it had completed preliminary due diligence and intended to proceed with the acquisition of the Property and the formation of a joint venture.

In accordance with the non-binding provisions of the letter agreement, Scorpio Gold and the Company are currently in negotiations to complete definitive agreements, which are intended to take the form of an option and joint venture agreement between the Parties.  It is intended that Scorpio Gold will acquire an initial 70% joint venture interest and the Company will hold a 30% joint venture interest.  Scorpio Gold will be the operator of the joint venture.

As contemplated by the letter agreement, it is expected that in consideration of the grant by the Company to Scorpio Gold of a 70% undivided interest in the Property, with both parties contributing their respective interest in the Property to the joint venture, Scorpio Gold shall at closing: (a) make a cash payment to the Company of US $3,750,000, less those amounts previously paid by Scorpio Gold to the Company; and issue to the Company that number of common shares of Scorpio Gold at a deemed price of Canadian $0.50 per share having an aggregate deemed value of US$3,750,000 using a defined exchange rate.

It is further anticipated, subject to the definitive agreements, that Scorpio Gold will have the right, but not the obligation, to increase its joint venture interest by 10% to an aggregate 80% interest by arranging all project financing required to place the Property into commercial production.  The parties are also negotiating a period of time during which, subject to definitive agreements, that Scorpio Gold would have the right to acquire the Company’s remaining joint venture interest at a defined purchase price.

There can be no assurance that the Company and Scorpio Gold will successfully complete the definitive agreements necessary to form a joint venture, that the parties will be able to successfully operate the Property or that the Company will receive further payments from Scorpio Gold for the sale of the Property.

The Company has reported the operations of the Ashdown LLC and the Mineral Ridge Mine as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2009 include the following:

Three Months Ended June 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$167,318	$-	$167,318	$4,557,079	$-	$4,557,079

Income (loss) before minority interest and income taxes	(156,569)	(191,972)	(348,541)	1,302,836	(334,297)	968,539
Provision for income taxes	-	-	-	-	-	-

Income (loss) before minority interest	(156,569)	(191,972)	(348,541)	1,302,836	(334,297)	968,539
Minority interest in net (income) loss of joint venture	62,627	-	62,627	(517,052)	-	(517,052)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-

Income (loss) from discontinued operations	$(329,245)	$(191,972)	$(521,217)	$785,784	$(334,297)	$451,487

Six Months Ended June 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$321,115	$-	$321,115	$8,618,303	$-	$8,618,303

Income (loss) before minority interest and income taxes	(668,186)	(387,601)	(1,055,787)	2,273,486	(595,198)	1,678,288
Provision for income taxes	-	-	-	-	-	-

Income (loss) before minority interest	(668,186)	(387,601)	(1,055,787)	2,273,486	(595,198)	1,678,288
Minority interest in net (income) loss of joint venture	267,274	-	267,274	(904,560)	-	(904,560)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-

Income (loss) from discontinued operations	$(636,215)	$(387,601)	$(1,023,816)	$1,368,926	$(595,198)	$773,728

No accounts or amounts for the Ashdown LLC are included in the condensed consolidated financial statements of the Company subsequent to May 13, 2009, the date the Company’s sale of its interest in the Ashdown LLC was completed.  The assets and liabilities of the Mineral Ridge mine are aggregated and disclosed as long-term assets and liabilities in the condensed consolidated balance sheet as of June 30, 2009 as follows:

Cash and cash equivalents	$119
Prepaid expenses and other current assets	53,836
Inventories	24,799
Property and equipment, net	184,886
Restricted funds – reclamation obligations	1,861,146
Prepaid bond insurance premiums	212,458

Assets of discontinued operations	$2,337,244

Accounts payable	$308,465
Accrued liabilities	32,000
Reclamation obligation	3,129,954

Liabilities of discontinued operations	$3,470,419

The assets and liabilities of the Ashdown LLC and the Mineral Ridge mine are aggregated and disclosed as long-term assets and liabilities in the condensed consolidated balance sheets as of December 31, 2008 as follows:

	Ashdown LLC	Mineral Ridge	Total

Cash and cash equivalents	$193	$223	$416
Prepaid expenses and other current assets	14,938	47,075	62,013
Inventories	224,846	19,102	243,948
Property and equipment, net	2,498,502	446,021	2,944,523
Restricted funds – reclamation obligations	493,218	1,839,592	2,332,810
Prepaid bond insurance premiums	-	234,065	234,065
Deposits	151,508	-	151,508

Assets of discontinued operations	$3,383,205	$2,586,078	$5,969,283

Accounts payable	$1,247,199	$352,014	$1,599,213
Accrued liabilities	749,928	108,000	857,928
Long-term debt, including current portion	631,885	-	631,885
Amounts due to related parties	176,705	-	176,705
Reclamation obligation	584,910	3,034,314	3,619,224

Liabilities of discontinued operations	$3,390,627	$3,494,328	$6,884,955

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three-month periods ended June 30, 2009 and 2008 was $16,354 and $178,326, respectively, and for the six-month periods ended June 30, 2009 and 2008 was $32,947 and $211,319, respectively.  There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2009 and 2008.

During the six months ended June 30, 2009, options to purchase 200,000 shares of the Company’s common stock were issued to directors with exercise prices ranging from $0.02 to $0.03 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.02 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	114.92%
Risk-free interest rate	2.09%
Expected life of options	5 years

The following table summarizes the stock option activity during the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	6,827,273	$0.21
Granted	200,000	$0.03
Exercised	-	$-
Expired or cancelled	(105,000)	$0.19

Outstanding at June 30, 2009	6,922,273	$0.21	2.43	$-

Options vested and exercisable at June 30, 2009	6,443,939	$0.21	2.32	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of June 30, 2009 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $45,972.

NOTE 5 - STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of June 30, 2009 and changes during the six months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2008	15,898,925	$0.34

Granted	24,500,000	$0.03
Canceled / Expired	(11,150,000)	$0.39
Exercised	-	$-

Outstanding, June 30, 2009	29,248,925	$0.06

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at June 30, 2009:

Expiration Date	Price	Number
2009	$0.18	2,000,000
2009	$0.25	1,000,000
2010	$0.25	1,748,925
2011	$0.03	23,000,000
2011	$0.01	1,500,000

		29,248,925

As additional consideration for the restructuring of debt (see Note 11), the Company issued warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, exercisable for a period of 24 months.  The Company has estimated the value of the warrants at $437,611 using the Black-Scholes option pricing model, and has included this amount in interest expense.

The Company issued warrants to a Director in connection with a consulting agreement to purchase 1,500,000 common shares of the Company at an exercise price of $0.0079 per share.  The warrants are exercisable through February 6, 2011.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares
outstanding	207,818,721	185,754,795	206,822,236	184,305,020
Dilutive effect of:
Stock options	-	-	-	-
Warrants and stock purchase rights	-	-	-	-
Weighted average number of common shares
outstanding, assuming dilution	207,818,721	185,754,795	206,822,236	184,305,020

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At June 30, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 36,171,198 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2009:

Mining and milling equipment	$20,431
Computer equipment	82,370
Drilling equipment	379,220
Support equipment	39,932
Office furniture and equipment	19,659
541,612
Less accumulated depreciation and amortization	(221,954)

$319,658

NOTE 8 – SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 12).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $133,559 is included in current liabilities and the long-term portion of the severance obligation of $46,391 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2009.

NOTE 9 – PRODUCTION PURCHASE AGREEMENT

On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company a production payment equal to $1,974,456.  The production payment was payable in an amount equal to a five percent (5%) Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview, whereby the production payment obligation was restructured as secured promissory note of $1,000,000 (see Note 11).

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

NOTE 10 – ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

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

$1,158,337

For the three months and six months ended June 30, 2009, the Company reported royalties expense of $70,090 resulting from the issuance of a note payable to a related party (see Note 12).

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  The Company intends to pay the remaining royalty obligation as sales proceeds are received from WEX.

NOTE 11 – DEBT

The Company’s debt consists of the following at June 30, 2009:

Note payable to Crestview Capital Master, LLC payable upon the earlier of (a) the completion of a joint venture for or the transfer of the Mineral Ridge property or (b) nine months from the closing date of February 6, 2009, with interest to accrue on a quarterly basis at prime plus 2%	$1,000,000
Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation (Note 9) payable in February 2011, with interest to accrue on a quarterly basis at prime plus 2%	1,000,000
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	32,201
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	22,026
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	45,017
Short-term note payable to Retrievers, LLC, with interest at 12%, secured by the assets of the Company	165,000
Other	19,423
Accrued interest payable	71,875

Total	2,530,999
Less current portion	1,453,039

Long-term portion	$1,077,960

On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt in the amount of $1,974,456 owed by the Company to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007 (the “Original Debt”).

Pursuant to the Agreement, the Company borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  The Bridge Note shall be due and payable on the earlier of the following: (a) completion of the Company’s formation of a joint venture with, or any sale or transfer to, a third party in relation to the Mineral Ridge Property; or (b) a date that is 9 months from the closing date of February 6, 2009 (“Closing”).  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was recorded as a production payment obligation, a current liability in the Company’s condensed consolidated balance sheets as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the  Closing (or February 6, 2011), as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.  In the event that the Company forms a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in the Company retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As of the Closing, and as additional consideration for the restructuring of the Original Debt, the Company issued to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights, which the Lender, at present, has agreed to waive in lieu of utilizing Rule 144, as necessary, to remove any restrictive legends on its securities.

As security for the Bridge Note and the Debt Restructuring Note, the Parties agreed to amend and restate their Security Agreement, dated June 12, 2007, which secures the Company’s repayment obligations pursuant to the Agreement (the “Amended Security Agreement”).  The secured interest in favor of the Lender has been perfected by the filing of a UCC-1 Financing Statement with the Nevada Secretary of State as well as the filing of a Deed of Trust and Mortgage with Esmeralda County.

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

NOTE 12 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at June 30, 2009:

	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 8)	$100,000	$12,150	$112,150
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	166,189	16,737	182,926
Notes payable to David A. Caldwell, Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	40,866	605	41,471
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%, including $70,090 issued for royalties expense	160,525	30,071	190,596
	$467,580	$59,563	$527,143

NOTE 13 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, the Company issued 4,068,500 shares of its common stock, including 3,528,500 shares to officers and directors, for accounts payable of $40,319 and common stock subscription receivable of $1,187.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the six months ended June 30, 2009, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

NOTE 14 – LEGAL MATTERS

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

WEG – On May 13, 2009, upon the closing of the sale of the Company’s interest in the Ashdown LLC, all litigation and ongoing disputes between the Company and Win-Eldrich Gold, Inc., and any of its parent or subsidiary companies (collectively “WEG”), was terminated pursuant to a Mutual Settlement and Release Agreement between the Company, WEG and the Ashdown LLC.

Retrievers, LLC – On May 13, 2009, in connection with the sale of the Company’s interest in the Ashdown LLC, the Company, WEG, Retrievers, LLC and certain individuals entered into a Global Settlement Agreement and Release of All Claims by All Parties, pursuant to which all litigation and ongoing disputes were terminated.  In consideration of such settlement and release of liability, Perry Muller, President of WEG, or his assignee, paid $100,000 of all payments made in settlement of the amounts owed by the Ashdown LLC to Retrievers LLC, with the Company agreeing to pay Retrievers LLC the amount of $165,000, which shall be repaid as funds become available.

DMC-Dynatec Mining Services Corporation – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Earl Harrison – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Ed Staub & Sons Petroleum, Inc. – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

NOTE 15 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2009 and 2008, the Company made no cash payments for income taxes.

During the six months ended March 31, 2009 and 2008, the Company made cash payments for interest of $6,377 and $54,050, respectively.

During the six months ended June 30, 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $40,319, increased common stock by $4,069, increased additional paid-in capital by $35,063 and decreased common stock subscribed by $1,187.

During the six months ended June 30, 2008, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and increased other comprehensive loss for unrealized loss on marketable securities of $67,695.

•	Property and equipment was purchased through the issuance of debt of $142,392.

•	Increased common stock by $394, increased additional paid in capital by $129,192 and decreased accrued liabilities by $129,586.

•	Increased prepaid expenses and other current assets and debt by $53,160.

•	Reduced production payment obligation – related party by $60,000, increased common stock by $300, and increased additional paid-in capital by $59,700.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009.  The implementation of this statement did not have a material impact on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  On June 3, 2009, in connection with the issuance of SFAS No. 162, the FASB voted to approve the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009.  The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that end after September 15, 2009, or the Company’s fiscal quarter ending September 30, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

NOTE 17 – CONSULTING AGREEMENTS

In December 2008, the Company’s Board of Directors approved a compensation package to be offered to all executive officers and board members to provide the Company with consulting services related to its ongoing financing and debt conversion efforts.  Certain of the Company’s officers and directors have entered into consulting or other compensation arrangements on substantially similar terms based on this board approved package, as further detailed below.

Thomas Klein

On January 16, 2009, the Company entered into a Consulting Agreement (the “Klein Agreement”) with Thomas Klein, whereby Mr. Klein is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts.  Mr. Klein currently serves on the Company’s Board of Directors and Governance Committee.

As compensation for his consulting services, Mr. Klein received 1,500,000 shares of Company common stock in May 2009 valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Initial Compensation”).  Such Initial Compensation serves to offset the expenses incurred by Mr. Klein in his attempt to help secure the Company future financing.  Pursuant to the Klein Agreement, Mr. Klein will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

In addition, in May 2009, Mr. Klein received 1,500,000 warrants to purchase Company common stock based upon the acquisition of $200,000 in financing for the Company, or the retirement of up to $500,000 of the Company’s existing debt, as a result of Mr. Klein’s efforts (“Subsequent Compensation”).  Pursuant to the Klein Agreement, the warrants associated with the Subsequent Compensation are fully vested, have an exercise price of $0.0079 per share, and are exercisable through February 6, 2011.

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

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Initial Compensation, Subsequent Compensation and Finder’s Fee Compensation pursuant to an applicable registration statement filed with the SEC.  Mr. Klein has agreed to a non-competition clause and a non-solicitation clause, both applicable during the course of Mr. Klein’s consulting services to the Company and for a period to end 12 months after termination of the Klein Agreement.

Robert Martin

On May 18, 2009, Golden Phoenix Minerals, Inc. (the “Company”) entered into a Supplemental Compensation Agreement (the “Martin Agreement”) with Robert P. Martin, President of the Company, whereby Mr. Martin is to provide specific services to the Company in his role as an executive officer of the Company, in connection with and in support of the Company’s continued financing and debt conversion efforts.

As compensation for his services, Mr. Martin received 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Initial Compensation”).  Such Initial Compensation shall serve to offset the expenses incurred by Mr. Martin in his attempt to help secure the Company future financing. Pursuant to the Martin Agreement, Mr. Martin will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

In addition, Mr. Martin will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company or in connection with a property transaction related to the Mineral Ridge mining property, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Mr. Martin’s efforts (“Subsequent Compensation”).  Pursuant to the Martin Agreement, the warrants associated with the Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing, the property transaction or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

Furthermore, for all financing obtained by Mr. Martin’s efforts resulting in the Company receiving at least $200,000, the completion of a property transaction or resulting in the retirement of the Company’s existing debt in excess of $500,000, Mr. Martin will be eligible for certain additional compensation to be determined by the Company’s Board of Directors, payable in cash or in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of closing.

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Initial Compensation pursuant to an applicable registration statement filed with the SEC.

David Caldwell

On May 7, 2009, Golden Phoenix Minerals, Inc. (the “Company”) entered into a Supplemental Compensation Agreement (the “Caldwell Agreement”) with David A. Caldwell, whereby Mr. Caldwell is to provide specific services to the Company in his role as an executive officer of the Company, in connection with and in support of the Company’s continued financing and debt conversion efforts. Mr. Caldwell is the Chief Executive Officer and Chief Financial Officer of the Company and also serves on the Company’s Board of Directors.

As compensation for his services, Mr. Caldwell received 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Initial Compensation”).  Such Initial Compensation shall serve to offset the expenses incurred by Mr. Caldwell in his attempt to help secure the Company future financing.  Pursuant to the Caldwell Agreement, Mr. Caldwell will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

In addition, Mr. Caldwell will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company or in connection with a property transaction related to the Mineral Ridge mining property, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Mr. Caldwell’s efforts (“Subsequent Compensation”).  Pursuant to the Caldwell Agreement, the warrants associated with the Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing, the property transaction or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

Furthermore, for all financing obtained by Mr. Caldwell’s efforts resulting in the Company receiving at least $200,000, the completion of a property transaction or resulting in the retirement of the Company’s existing debt in excess of $500,000, Mr. Caldwell will be eligible for certain additional compensation to be determined by the Company’s Board of Directors, payable in cash or in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of closing.

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Initial Compensation pursuant to an applicable registration statement filed with the SEC.

Corby Anderson

On April 16, 2009, Golden Phoenix Minerals, Inc. (the “Company”) entered into a Consulting Agreement (the “Allihies Agreement”) with Allihies Engineering, Incorporated, a Montana corporation, and its President, Dr. Corby Anderson, whereby Dr. Anderson is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts.  Dr. Anderson currently serves on the Company’s Board of Directors and Governance Committee.

As compensation for his consulting services, Dr. Anderson will receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Initial Compensation”).  In May 2009, 528,500 of the common shares were issued.  Such Initial Compensation shall serve to offset the expenses incurred by Dr. Anderson in his attempt to help secure the Company future financing. Pursuant to the Allihies Agreement, Dr. Anderson will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

In addition, Dr. Anderson will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company or in connection with a property transaction related to the Mineral Ridge mining property, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Dr. Anderson’s efforts (“Subsequent Compensation”).  Pursuant to the Allihies Agreement, the warrants associated with the Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing, the property transaction or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

Furthermore, for all financing obtained by Dr. Anderson’s efforts resulting in the Company receiving at least $200,000, the completion of a property transaction or resulting in the retirement of the Company’s existing debt in excess of $500,000, Dr. Anderson will be eligible for a 10% finder’s fee paid either in cash or, at the discretion of the finder, in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of closing.

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Initial Compensation pursuant to an applicable registration statement filed with the SEC.

NOTE 18 – SUBSEQUENT EVENTS

Scorpio Gold Payments

During July 2009, the Company received an additional $50,000 from Scorpio Gold pursuant to the letter agreement discussed in Note 3.

Stock Purchase Agreement

On July 28, 2009, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Alliance International (the “Investor”).  Pursuant to the terms of the Agreement, the Company issued 2,500,000 shares of the Company’s common stock (the “Shares”), with a purchase price of $0.01995 per Share, to the Investor for a total purchase price of $49,875.  Additionally, the Company granted the Investor the following options (the “Options”): (i) the option to purchase an additional 5,015,690 shares of the Company’s common stock, at $0.01995 per share, for a total purchase price of $100,063 (the “First Option Shares”), with such option expiring August 18, 2009; and (ii) the option to purchase an additional 5,015,639 shares of the Company’s common stock, at $0.01995 per share, for a total purchase price of $100,062 (the “Second Option Shares”), with such option expiring August 31, 2009.

The Shares, the Options, and the First Option Shares and Second Option Shares issuable upon exercise of the Options, are exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and from various similar state exemptions.

Employment Separation Agreement

On July 28, 2009, the Company entered into an Employment Separation Agreement (the “Separation Agreement”) with Donald R. Prahl.  Pursuant to the Separation Agreement, Mr. Prahl resigned as the Chief Operating Officer of the Company and from all other positions held with the Company or on behalf of the Company, effective July 28, 2009 (the “Effective Date”).  The Separation Agreement terminates: (i) that certain Employment Agreement, dated August 14, 2006, between the Company and Mr. Prahl whereby Mr. Prahl assumed the roles of Vice President of Operations of the Company and of Interim General Manager at the Ashdown Mine (the “Employment Agreement”), and (ii) that certain Addendum to the Employment Agreement between the Company and Mr. Prahl dated January 31, 2007, pursuant to which Mr. Prahl became Chief Operating Officer of the Company (the “Addendum”).

Under the terms of the Separation Agreement, the Company agreed to: (i) pay Mr. Prahl one (1) year of his base salary of $125,000 as severance, of which $85,000 will be converted into 4,341,164 restricted shares of the Company’s common stock, and the remaining $40,000 will be paid in cash upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (ii) pay Mr. Prahl $655.40 for expenses incurred in connection with his employment as soon as reasonably practicable out of available funds, with any unpaid balance due upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (iii) credit the $18,000 that was previously advanced to Mr. Prahl as payment in full of any and all outstanding consulting fees owed to Mr. Prahl for the period from November 2008 through July 2009; and (iv) immediately vest any unvested portion of Mr. Prahl’s currently outstanding stock options to purchase shares of the Company’s common stock.  Further, Mr. Prahl agreed to a non-solicitation clause with a term of eighteen (18) months from the Effective Date and provided the Company with a general release of liability and claims.

Evaluation of Subsequent Events

In accordance with SFAS No. 165, Subsequent Events, the Company has evaluated subsequent events from the June 30, 2009 balance sheet date through August 19, 2009.

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

Overview

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) is a mineral exploration, development and production company formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  Our business includes acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential. Currently, our main focus is in Nevada.

As discussed further in the Notes to Condensed Consolidated Financial Statements, on May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown Project LLC (the “Ashdown LLC”) and entered into a letter agreement dated May 19, 2009 for the purpose of contributing our Mineral Ridge mining property (“Mineral Ridge Mine”) into a potential joint venture to place this property into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the condensed consolidated financial statements.

We are pleased to report the completion of the sale of our interest in the Ashdown, LLC and believe that we have received fair and valuable consideration in the form of the note receivable of $5.3 million.  In addition, we believe that substantial value is represented in the assets of the Ashdown LLC that have been pledged as collateral for the note receivable.  However, generally accepted accounting principles preclude us from presenting an asset in our condensed consolidated balance sheet as of June 30, 2009 and recognizing any gain on sale of our interest in the Ashdown LLC attributed to the note due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Therefore, we have recorded a 100% valuation allowance against the $5.3 million note receivable as of June 30, 2009.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.

Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $46,280,627 and a total stockholders’ deficit of $5,546,872 at June 30, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The deterioration of capital markets has made it increasingly difficult to obtain debt and equity financing.  On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby we borrowed $1 million from Crestview.

The operations of the Ashdown LLC have also funded a significant portion of our operating costs and expenses.   We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the three months and six months ended June 30, 2009.  On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company will be payable over a 72 month term, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay on the $5.3 million promissory note.

Further, we entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place our Mineral Ridge Mine into production.  On June 18, 2009, Scorpio Gold notified us that it had completed preliminary due diligence and intended to proceed with the acquisition of an interest in the Mineral Ridge Mine and the formation of a joint venture.   We have received total non-refundable cash payments of $300,000 as well as certain expenses from Scorpio Gold.  There can be no assurance that Scorpio Gold will complete its acquisition of an interest in the Mineral Ridge Mine and form a joint venture to successfully operate the mine.

With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on our ability to raise additional capital.  Further, there can be no assurance that we will attain a successful level of operations from its other properties, or to continue to raise capital at favorable rates or at all.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of the Ashdown LLC, as of June 30, 2009, we had no proven or probable reserves and have idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  Accordingly, through June 30, 2009, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

We have estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property which are included in our consolidated financial statements in liabilities of discontinued operations in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

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

Note Receivable.  As of June 30, 2009, the note receivable of $5.3 million received from WEG in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2009 and December 31, 2008, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009.  The implementation of this statement did not have a material impact on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  On June 3, 2009, in connection with the issuance of SFAS No. 162, the FASB voted to approve the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009.  The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that end after September 15, 2009, or the Company’s fiscal quarter ending September 30, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC and the presentation of its operations as discontinued operations in our condensed consolidated financial statements, we reported no sales for the three-month and six month periods ended June 30, 2009 and 2008.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed consolidated statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

Costs of mining operations were $3,300 and $(80,298) for three-month periods ended June 30, 2009 and 2008, respectively, and $(14,175) and $(174,861) for the six-month periods ended June 30, 2009 and 2008, respectively.  Costs of mining operations include expenditures to maintain the Company’s mineral properties on standby status, with credit balances reported for allocations of labor and other costs to the Ashdown LLC and the Mineral Ridge Mine, where the expenses are included in discontinued operations.  The amounts in the current fiscal year represent a reduction in amounts allocated to the discontinued operations primarily due to the decrease in amounts allocated to the Ashdown LLC.

Exploration, development and mineral property lease expenses were $(14,650) and $220,400 for the three-month periods ended June 30, 2009 and 2008, respectively, and $(29,300) and $374,043 for the six-month periods ended June 30, 2009 and 2008, respectively.  Credit balances in these expenses represent allocations of labor and other costs to the Ashdown LLC and the Mineral Ridge Mine, where the expenses are included in discontinued operations.  These expenses decreased in the current year due to the suspension of the activities of our drilling department.  In the first quarter of 2008 we organized a drilling department that was fully staffed and for which we acquired equipment and supplies.  We conducted planning activities for drilling at Mineral Ridge and Ashdown.  We also continued reserve calculations and feasibility work at Mineral Ridge in 2008.  These exploration and development activities at Mineral Ridge have been suspended pending available funding.

General and administrative expenses were $494,415 and $938,081 for the three-month periods ended June 30, 2009 and 2008, respectively, and $971,800 and $1,829,103 for the six-month periods ended June 30, 2009 and 2008, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The decrease in the current year is due to the substantial reduction in the number of employees and related administrative expenses pursuant to the suspension of operations at Ashdown.

Depreciation and amortization expense for the three-month periods ended June 30, 2009 and 2008 was $17,053 and $24,756, respectively, and $39,960 and $40,907 for the six-month periods ended June 30, 2009 and 2008, respectively.  On a year-to-date basis, depreciation and amortization expense in the current year is comparable to the same period last year.

Royalties expense for the three months and six months ended June 30, 2009 was $70,090, representing an amount that was converted to a note payable to an officer of the Company.  Royalties expense for the six months ended June 30, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of our common stock to two of its members to buy out their membership interests in Ashdown Milling, thus reducing future royalty obligations on Ashdown LLC production.

Other Income (Expense)

Interest income for the three-month periods ended June 30, 2009 and 2008 was $68 and $589, respectively, and $252 and $10,839 for the six-month periods ended June 30, 2009 and 2008, respectively.  The decrease in interest income in the current year is due to decreased levels of interest-bearing deposits.

Interest expense for the three-month periods ended June 30, 2009 and 2008 was $85,262 and $14,065, respectively, and $570,969 and $28,669 for the six-month periods ended June 30, 2009 and 2008, respectively.  The increase in interest expense during the current year is due primarily to the addition of $2,000,000 of interest-bearing debt in the first quarter of 2009 and interest expense recorded upon the issuance of warrants associated with fund raising activities.

During the six months ended June 30, 2009, we reported a gain on extinguishment of debt of $974,456, resulting from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.  During the six months ended June 30, 2008, we reported a loss on extinguishment of debt of $1,500.

We also reported a gain on disposal of property and equipment of $127 in the six months ended June 30, 2009.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our condensed consolidated financial statements as discontinued operations for the three-month and six-month periods ended June 30, 2009 and 2008, including the following:

Three Months Ended June 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$167,318	$-	$167,318	$4,557,079	$-	$4,557,079

Income (loss) before minority interest and income taxes	(156,569)	(191,972)	(348,541)	1,302,836	(334,297)	968,539
Provision for income taxes	-	-	-

Income (loss) before minority interest	(156,569)	(191,972)	(348,541)	1,302,836	(334,297)	968,539
Minority interest in net (income) loss of joint venture	62,627	-	62,627	(517,052)	-	(517,052)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-

Income (loss) from discontinued operations	$(329,245)	$(191,972)	$(521,217)	$785,784	$(334,297)	$451,487

Six Months Ended June 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$321,115	$-	$321,115	$8,618,303	$-	$8,618,303

Income (loss) before minority interest and income taxes	(668,186)	(387,601)	(1,055,787)	2,273,486	(595,198)	1,678,288
Provision for income taxes	-	-	-

Income (loss) before minority interest	(668,186)	(387,601)	(1,055,787)	2,273,486	(595,198)	1,678,288
Minority interest in net (income) loss of joint venture	267,274	-	267,274	(904,560)	-	(904,560)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-

Income (loss) from discontinued operations	$(636,215)	$(387,601)	$(1,023,816)	$1,368,926	$(595,198)	$773,728

The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007.  We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the three months and six months ended June 30, 2009.  Consequently, the Ashdown LLC reported a loss before minority interest of $156,569 for the three months ended June 30, 2009 compared to income before minority interest of $1,302,836 for the three months ended June 30, 2008.  Similarly, the Ashdown LLC reported a loss before minority interest of $668,186 for the six months ended June 30, 2009 compared to income before minority interest of $2,273,486 for the six months ended June 30, 2008.  The sale of our interest in the Ashdown LLC was completed on May 13, 2009, and no amounts for the Ashdown LLC are included in our condensed consolidated financial statements subsequent to that date.  We recognized a loss on sale of the interest in the Ashdown LLC of $235,303 in the three months and six months ended June 30, 2009.

Amounts included in income (loss) from discontinued operations for the Mineral Ridge Mine include costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of related activities of our drilling department.

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $46,280,627 and a working capital deficit of $3,716,050 at June 30, 2009.

During the six months ended June 30, 2009, we used net cash of $655,855 in operating activities, compared to $1,561,111 net cash used in operating activities during the six months ended June 30, 2008.  The decrease in net cash used in operating activities in the current year is primarily due to the decreased net loss of the Company resulting from the idling of the drilling department and the reduction of personnel and related administrative expenses following the suspension of operations at Ashdown.

During the six months ended June 30, 2009, net cash used in investing activities was $1,147 consisting of $1,500 for the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment of $353.  During the six months ended June 30, 2008, net cash used in investing activities was $243,057 for the purchase of property and equipment.

During the six months ended June 30, 2009, net cash provided by financing activities was $932,469, comprised of proceeds from the issuance of debt of $1,000,000, partially offset by the payment of severance obligations of $6,680, debt of $20,781 and amounts due related parties of $40,070.

During the six months ended June 30, 2008, net cash provided by financing activities was $38,043, consisting of $25,659 from the exercise of options and warrants and $282,613 from the issuance of common stock, partially offset by payments of severance obligations of $93,213, debt of $22,092, amounts due related parties of $114,898 and the payments of production payment obligation – related party of $40,026.

Our liquidity has been negatively impacted by the deterioration of capital markets, making it increasingly difficult for us to obtain debt and equity financing.  In addition, due to significant declines in the market price of molybdenum, during the first week of November 2008, we suspended the operations of the Ashdown LLC, where production costs per pound exceeded the market price per pound.  On February 25, 2009, we entered into an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”) for $5.3 million.  The sale was completed on May 13, 2009.  As a result, we currently have no operating revenues and we will require additional funding from debt and equity financing to meet our current obligations, including substantial obligations that are past due.

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

We entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place our Mineral Ridge mining property (the “Property”) into production.  On June 18, 2009, Scorpio Gold notified us that it had completed preliminary due diligence and intended to proceed with the acquisition of an interest in the Property and the formation of a joint venture.   We have received total non-refundable cash payments of $300,000 as well as certain expenses from Scorpio Gold.

In accordance with the non-binding provisions of the letter agreement, we are currently in negotiations with Scorpio Gold to complete definitive agreements, which are intended to take the form of an option and joint venture agreement between the Parties.  It is intended that Scorpio Gold will acquire an initial 70% joint venture interest and the Company will hold a 30% joint venture interest.  Scorpio Gold will be the operator of the joint venture.

As contemplated by the letter agreement it is expected that, in consideration of the grant by the Company to Scorpio Gold of a 70% undivided  interest in the Property, with both parties contributing their respective interests in the Property to the joint venture, Scorpio Gold shall at closing: (a) make a cash payment to us of US $3,750,000, less those amounts previously paid by Scorpio Gold to us; and issue to us that number of common shares of Scorpio Gold at a deemed price of Canadian $0.50 per share having an aggregate deemed value of US$3,750,000 using a defined exchange rate.

It is further anticipated, subject to definitive agreements, that Scorpio Gold will have the right, but not the obligation, to increase its joint venture interest by 10% to an aggregate 80% interest by arranging all project financing required to place the Property into commercial production.  The parties are also negotiating a period of time during which, subject to certain conditions, Scorpio Gold would have the right to acquire our remaining joint venture interest in the Property at a defined purchase price.

There can be no assurance that Scorpio Gold and the Company will successfully complete the definitive agreements necessary to form a joint venture, that the parties will be able to successfully operate the Property or that we will receive further payments from Scorpio Gold for the sale of the Property.

At June 30, 2009, we had no operating cash, but total current liabilities of $3,758,610.  With no operating revenues and difficulties experienced in raising debt and equity capital, our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term.  We have significantly reduced our operating costs, including a reduction in force.

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

On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby we borrowed $1,000,000 (“Principal Amount”) from the Lender and restructured the original debt that we owed to the Lender of $1,974,456 pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007 (the “Original Debt”).  We issued the Lender a Secured Promissory Note (“Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  The Bridge Note is due and payable on the earlier of the following: (a) completion of the formation of a joint venture with, or any sale or transfer to, a third party in relation to the Mineral Ridge Property; or (b) a date that is 9 months from the closing date of February 6, 2009 (“Closing”).  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).

Additionally, pursuant to the Agreement, we restructured the Original Debt, which was recorded as a production payment obligation, a current liability in our condensed consolidated balance sheets as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, we executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the Closing (or February 6, 2011), as well as issued warrants to purchase 23,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”).  As a result, we recorded a gain on extinguishment of debt of $974,456 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.  In the event that we form a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in our retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, we will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to us by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As security for the Bridge Note and the Debt Restructuring Note, the parties agreed to amend and restate their Security Agreement, dated June 12, 2007, which secures our repayment obligations pursuant to the Agreement (the “Amended Security Agreement”).  The secured interest in favor of the Lender has been perfected by the filing of a UCC-1 Financing Statement with the Nevada Secretary of State as well as the filing of a Deed of Trust and Mortgage with Esmeralda County.

Pursuant to the Agreement, in consideration of our issuance of the Bridge Note, the Debt Restructuring Note, the Debt Restructuring Warrants, and the Amended Security Agreement, the Lender will release us from all past, present, and future claims relating to the Original Debt provided that we pay the interest and principal of the current obligations on the day such interest and principal become payable.

On September 26, 2005, we entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from our share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to us.  In addition, the Production Payment Purchase Agreement provided that, upon our request for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, President of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  Our Board approved the transaction.

Because production payments from the Ashdown mine were not assured at the time of the agreement with Ashdown Milling, the transaction was originally accounted for as the sale of an interest in mineral properties with the related gain to be deferred until we began making payments according the terms of the agreement.  A total of $1,500,000 was advanced to us pursuant to this agreement, with the proceeds allocated as follows.

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

With the commencement of mining operations at the Ashdown mine, we reclassified the deferred revenue to a production payment obligation – related party, a current liability, to be repaid from our share of production distributions received from the Ashdown LLC.  As of December 31, 2008, we had paid the $904,567 production payment obligation.  As of December 31, 2007, this obligation had a balance of $100,026.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.

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

$1,158,337

As a consequence of the sale of our interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  We intend to pay the remaining royalty obligation as sales proceeds are received from WEG.

We continue to investigate other potential financing sources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  Based on that evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the first fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  However, the ability to bring the obligations current is dependent on our ability to raise additional capital.  There can be no assurance that we will be successful in these efforts.

WEG – On May 13, 2009, upon closing of the sale of our interest in the Ashdown LLC, all litigation and ongoing disputes between the Company and Win-Eldrich Gold, Inc., and any of its parent or subsidiary companies (collectively “WEG”) was terminated pursuant to a Mutual Settlement and Release Agreement between the Company, WEG and the Ashdown LLC.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Retrievers, LLC – On May 13, 2009, in connection with the sale of the Company’s interest in the Ashdown LLC, the Company, WEG, Retriever, LLC and certain individuals entered into a Global Settlement Agreement and Release of All Claims by All Parties, pursuant to which all litigation and ongoing disputes were terminated.  In consideration of such settlement and release of liability, Perry Muller, President of WEG, or his assignee, paid $100,000 of all payments made in settlement of the amounts owed by the Ashdown LLC to Retrievers LLC, with the Company agreeing to pay Retrievers LLC the amount of $165,000, which shall be repaid as funds become available.

DMC-Dynatec Mining Services Corporation – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Earl Harrison – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Ed Staub & Sons Petroleum, Inc. – No material changes have occurred during the quarter ended June 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company issued 1,500,000 common shares each to Thomas Klein and Robert Martin and 528,500 common shares to Corby Anderson in payment of accounts payable totaling $27,845 and pursuant to consulting agreements with these individuals.  Mr. Martin is President of the Company, and Messrs. Klein and Anderson are members of the Company’s Board of Directors.

We believe these transactions did not involve any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the three months ended June 30, 2009.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

10.1	Consulting Agreement dated April 16, 2009, between the Company and Allihies Engineering Incorporated.(5)

10.2	Supplemental Compensation Agreement dated May 7, 2009 between the Company and David A. Caldwell.(6)

10.3	Purchase and Sale of LLC Membership Interest Agreement.*

10.4	Global Settlement Agreement & Mutual Release of All Claims By All Parties, dated May 13, 2009*

10.5	Supplemental Compensation Agreement dated May 18, 2009 between the Company and Robert P. Martin.(7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009
(6)	Incorporated by reference from Form 8-K filed with the SEC on May 13, 2009.
(7)	Incorporated by reference from Form 8-K filed with the SEC on May 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 19, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer and Principal Accounting Officer