Form 10-Q
period 2009-09-30
GOLDEN PHOENIX MINERALS INC
filed 2009-11-16
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes ☐                      No ☒

As of November 16, 2009 there were 222,080,210 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2009
	(Unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$6,153	$231
Receivables, net	36,131	—
Prepaid expenses and other current assets	11,587	11,544
Inventories	28,986	30,637
Total current assets	82,857	42,412

Property and equipment, net	299,099	371,557

Other assets:
Deposits	107,046	107,046
Note receivable	—	—
Assets of discontinued operations	2,113,979	5,969,283
Total other assets	2,221,025	6,076,329

	$2,602,981	$6,490,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,001,119	$916,451
Accrued liabilities	848,637	465,156
Current portion of severance obligations	151,093	100,170
Current portion of long-term debt	2,484,264	176,549
Production payment obligation	—	1,974,456
Amounts due to related parties	541,745	458,531
Total current liabilities	5,026,858	4,091,313

Long-term liabilities:
Severance obligations	26,358	86,460
Long-term debt	71,041	142,506
Liabilities of discontinued operations	3,353,444	6,884,955
Total long-term liabilities	3,450,843	7,113,921

Total liabilities	8,477,701	11,205,234

Commitments and contingencies

Minority interest	—	(304,319)

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 216,580,210 and 205,510,457 shares issued and outstanding, respectively	216,580	205,510
Additional paid-in capital	40,795,574	40,127,362
Common stock subscriptions receivable	(120,000)	(121,187)
Accumulated deficit	(46,766,874)	(44,622,302)
Total stockholders’ deficit	(5,874,720)	(4,410,617)

	$2,602,981	$6,490,298

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Rental Income	$63,056	$—	$63,056	$—

Operating costs and expenses:
Costs of mining operations	—	(75,637)	(14,175)	(250,498)
Exploration, development and mineral property lease expenses	(17,610)	(383,912)	(46,910)	(9,869)
General and administrative expenses	397,374	804,969	1,369,174	2,634,072
Depreciation and amortization expense	20,560	35,355	60,520	76,262
Royalties	—	—	70,090	1,158,337

Total operating costs and expenses	400,324	380,775	1,438,699	3,608,304

Loss from operations	(337,268)	(380,775)	(1,375,643)	(3,608,304)

Other income (expense):
Interest and other income	4,289	4,107	4,541	14,946
Interest expense	(66,912)	(22,362)	(637,881)	(51,031)
Gain (loss) on extinguishment of debt	8,123	1,500	982,579	—
Gain on disposal of property and equipment	—	—	127	—

Total other income (expense)	(54,500)	(16,755)	349,366	(36,085)

Loss before income taxes	(391,768)	(397,530)	(1,026,277)	(3,644,389)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(391,768)	(397,530)	(1,026,277)	(3,644,389)

Income (Loss) from discontinued operations:
Loss on sale of interest in joint venture	—	—	(235,303)	—
Loss from discontinued operations before minority interest	(94,479)	(2,885,772)	(1,150,266)	(1,207,484)
Minority interest in (income) loss of discontinued operations	—	703,268	267,274	(201,292)

Loss from discontinued operations	(94,479)	(2,182,504)	(1,118,295)	(1,408,776)

Net loss	(486,247)	(2,580,034)	(2,144,572)	(5,053,165)

Other comprehensive loss:
Unrealized loss on marketable securities	—	(47,695)	—	(115,390)

Net comprehensive loss	$(486,247)	$(2,627,729)	$(2,144,572)	$(5,168,555)

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)

Total	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	211,948,713	189,168,359	210,328,353	185,937,966

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,144,572)	$(5,053,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,118,295	1,408,776
Depreciation and amortization	60,520	76,262
Stock-based compensation	51,672	235,888
Debt issued for royalty expense	70,090	—
(Gain) loss on disposal of property and equipment	(127)	—
Issuance of warrants for interest expense	448,804	—
Gain on extinguishment of debt	(982,579)	—
Issuance of common stock for services	—	76,700
Issuance of common stock for royalties	—	840,000
Issuance of warrants for royalties	—	60,000
Changes in operating assets and liabilities:
Increase in receivables	(88,662)	(81,528)
(Increase) decrease in prepaid expenses and other current assets	(43)	97,866
Decrease in inventories	—	526
Increase (decrease) in accounts payable	235,489	(235,933)
Increase in bank overdraft	—	5,545
Increase in accrued and other liabilities	523,009	151,132

Net cash used in operating activities	(708,104)	(2,417,931)

Cash flows from investing activities:
Purchase of property and equipment	(1,500)	(243,057)
Proceeds from the sale of property and equipment	353	—

Net cash used in investing activities	(1,147)	(243,057)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,000,000	—
Proceeds from amounts due related parties	6,000	43,000
Proceeds from the exercise of options and warrants	—	25,658
Proceeds from the issuance of common stock	139,674	689,613
Payments of severance obligations	(9,179)	(113,247)
Payments of notes payable and long-term debt	(30,710)	(76,467)
Payments of amounts due to related parties	(40,070)	(114,898)
Payments of production payment obligation – related party	—	(100,026)

Net cash provided by financing activities	1,065,715	353,633

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(948,725)	1,034,471
Net cash provided by (used in) investing activities	490,000	(921,244)
Net cash provided by financing activities	108,183	66,274

Net cash provided by (used in) discontinued operations	(350,542)	179,501

Net increase (decrease) in cash	5,922	(2,127,854)
Cash and cash equivalents, beginning of period	231	2,128,030

Cash and cash equivalents, end of period	$6,153	$176

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

The interim financial information of the Company as of September 30, 2009 and for the three month and nine month periods ended September 30, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 -  GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $46,766,874 and a total stockholders’ deficit of $5,874,720 at September 30, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it increasingly difficult for the Company to obtain debt and equity financing.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million (see Note 11).  Subsequent to September 30, 2009, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010 (see Note 19).

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.   The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009.  On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”) (Note 3).  The $5.3 million purchase price due the Company will be payable over a 72 month term, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay the Company the $5.3 million promissory note.

The Company entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place the Company’s Mineral Ridge Mine into production (Note 3).  On June 18, 2009, Scorpio Gold notified the Company that it had completed preliminary due diligence and intended to proceed with the acquisition of an interest in the Mineral Ridge Mine and the formation of a joint venture.  The Company has received total non-refundable cash payments of $450,000 plus certain expenses from Scorpio Gold.  There can be no assurance that Scorpio Gold will complete its acquisition of an interest in the Mineral Ridge Mine and form a joint venture to successfully operate the mine.

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

NOTE 3 -  DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

Ashdown Project LLC

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Gold, Inc. (“WEG”) , whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEG (the “Ashdown Sale”).  WEG was a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEG owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

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

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying condensed consolidated balance sheet as of September 30, 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note has been recorded in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for nine months ended September 30, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

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

Mineral Ridge Mine

The Company entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place the Company’s Mineral Ridge mining property (the “Property”) into production.  Upon execution of the letter agreement, Scorpio Gold paid the Company $50,000 and commenced a 15 day due diligence period.  Through September 30, 2009, Scorpio Gold paid the Company an additional $400,000 plus certain expenses, as part of ongoing monthly payments to be credited toward the ultimate purchase price while the parties finalize negotiations and definitive agreements.  The payments to the Company are non-refundable, and the payments through September 30, 2009 of $450,000 have been recorded as a reduction of the carrying amount of the Mineral Ridge property and equipment of $430,153, inventory of $19,431 and prepaid expenses and other current assets of $416.

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

The accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 include the following:

Three Months Ended September 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$1,670,012	$-	$1,670,012

Loss before minority interest and income taxes	-	(94,479)	(94,479)	(1,749,760)	(1,136,012)	(2,885,772)
Provision for income taxes	-	-	-	-	-	-

Loss before minority interest	-	(94,479)	(94,479)	(1,749,760)	(1,136,012)	(2,885,772)
Minority interest in net loss of joint venture	-	-	-	703,268	-	703,268

Loss from discontinued operations	$-	$(94,479)	$(94,479)	$(1,046,492)	$(1,136,012)	$(2,182,504)

Nine Months Ended September 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$321,115	$-	$321,115	$10,288,315	$-	$10,288,315

Income (loss) before minority interest and income taxes	(668,186)	(482,080)	(1,150,266)	523,726	(1,731,210)	(1,207,484)
Provision for income taxes	-	-	-	-	-	-

Income (loss) before minority interest	(668,186)	(482,080)	(1,150,266)	523,726	(1,731,210)	(1,207,484)
Minority interest in net (income) loss of joint venture	267,274	-	267,274	(201,292)	-	(201,292)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-

Income (loss) from discontinued operations	$(636,215)	$(482,080)	$(1,118,295)	$322,434	$(1,731,210)	$(1,408,776)

No accounts or amounts for the Ashdown LLC are included in the condensed consolidated financial statements of the Company subsequent to May 13, 2009, the date the Company’s sale of its interest in the Ashdown LLC was completed.  The assets and liabilities of the Mineral Ridge mine are aggregated and disclosed as long-term assets and liabilities in the condensed consolidated balance sheet as of September 30, 2009 as follows:

Cash and cash equivalents	$605
Prepaid expenses and other current assets	50,522
Inventories	-
Property and equipment, net	-
Restricted funds – reclamation obligations	1,861,146
Prepaid bond insurance premiums	201,656
Deposits	50

Assets of discontinued operations	$2,113,979

Accounts payable	$284,223
Accrued liabilities	80,000
Reclamation obligation	2,989,221

Liabilities of discontinued operations	$3,353,444

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

NOTE 4 -  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three-month periods ended September 30, 2009 and 2008 was $18,725 and $24,569, respectively, and for the nine-month periods ended September 30, 2009 and 2008 was $51,672 and $235,888, respectively.  There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2009 and 2008.

During the nine months ended September 30, 2009, options to purchase 200,000 shares of the Company’s common stock were issued to directors with exercise prices ranging from $0.02 to $0.03 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.02 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	114.92%
Risk-free interest rate	2.09%
Expected life of options	5 years

The following table summarizes the stock option activity during the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	6,827,273	$0.21
Granted	200,000	$0.03
Exercised	-	$-
Expired or cancelled	(175,000)	$0.19

Outstanding at September 30, 2009	6,852,273	$0.21	2.21	$3,000

Options vested and exercisable at September 30, 2009	6,480,606	$0.21	2.13	$3,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.04 as of September 30, 2009 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $25,004.

NOTE 5 - STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of September 30, 2009 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2008	15,898,925	$0.34

Granted	34,531,380	$0.03
Canceled / Expired	(24,181,380)	$0.21
Exercised	-	$-

Outstanding, September 30, 2009	26,248,925	$0.04

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at September 30, 2009:

Expiration Date	Price	Number

2010	$0.25	1,748,925
2011	$0.03	23,000,000
2011	$0.01	1,500,000

		26,248,925

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares
outstanding	211,948,713	189,168,359	210,328,353	185,937,966
Dilutive effect of:
Stock options	-	-	-	-
Warrants and stock purchase rights	-	-	-	-
Weighted average number of common shares
outstanding, assuming dilution	211,948,713	189,168,359	210,328,353	185,937,966

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At September 30, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 33,101,198 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2009:

Mining and milling equipment	$20,431
Computer equipment	82,370
Drilling equipment	379,220
Support equipment	39,932
Office furniture and equipment	19,659
541,612
Less accumulated depreciation and amortization	(242,513)

$299,099

NOTE 8 – SEVERANCE OBLIGATIONS

At a meeting of the Board on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  Mr. Fitzsimonds loaned $100,000 to the Company in 1998 on which the Company pays $1,350 a month for interest (see Note 12).  The principal was to be repaid on or before February 18, 2008, but was still outstanding as of the date of this Report.  The current portion of the severance obligation to Mr. Fitzsimonds of $151,093 is included in current liabilities and the long-term portion of the severance obligation of $26,358 is included in long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009.

See also the discussion of an employment separation agreement in Note 18.

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

$1,158,337

For the nine months ended September 30, 2009, the Company reported royalties expense of $70,090 resulting from the issuance of a note payable to a related party (see Note 12).

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  The Company intends to pay the remaining royalty obligation as sales proceeds are received from WEX.

NOTE 11 – DEBT

The Company’s debt consists of the following at September 30, 2009:

Note payable to Crestview Capital Master, LLC payable February 6, 2010, with interest to accrue on a quarterly basis at prime plus 2% (see Note 19)	$1,000,000
Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation (Note 9) payable August 6, 2010, with interest to accrue on a quarterly basis at prime plus 2% (see Note 19)	1,000,000
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	29,308
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	19,785
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	42,711
Short-term note payable to Retrievers, LLC, with interest at 12%, secured by the assets of the Company	165,000
Other	17,413
Accrued interest payable	105,631

Total	2,555,305
Less current portion	2,484,264

Long-term portion	$71,041

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

Pursuant to the Agreement, the Company borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  The Bridge Note shall be due and payable on February 6, 2010 (see Note 19).  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was recorded as a production payment obligation, a current liability in the Company’s condensed consolidated balance sheets as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of August 6, 2010 (see Note 19), as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.  In the event that the Company forms a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in the Company retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

As of the Closing, and as additional consideration for the restructuring of the Original Debt, the Company issued to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights, which the Lender, at present, has agreed to waive in lieu of utilizing Rule 144, as necessary, to remove any restrictive legends on its securities.  The exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants will be modified in the event there is an issuance of shares or common stock, convertible debt or equity, or warrants or options, at a price per share or convertible or exercisable at a price per share below the exercise price of the Warrants (see Note 19).

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

NOTE 12 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties included in current liabilities consist of the following at September 30, 2009:

	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (see Note 8)	$100,000	$16,200	$116,200
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	166,407	10,113	176,520
Note payable to a former employee, payable on demand, with interest at 18%	6,000	270	6,270
Notes payable to David A. Caldwell, Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	40,866	2,515	43,381
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%, including $70,090 issued for royalties expense	160,525	38,849	199,374
	$473,798	$67,947	$541,745

NOTE 13 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009, the Company issued 11,069,753 shares of its common stock, including 3,528,500 shares to officers and directors, for cash of $139,675, accounts payable of $40,319 and common stock subscription receivable of $1,187.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the nine months ended September 30, 2009, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

On July 28, 2009, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Alliance International (the “Investor”).  Pursuant to the terms of the Agreement, the Company issued 2,500,000 shares of the Company’s common stock (the “Shares”), with a purchase price of $0.01995 per Share, to the Investor for a total purchase price of $49,875.  Additionally, the Company granted the Investor the following options (the “Options”): (i) the option to purchase an additional 5,015,690 shares of the Company’s common stock, at $0.01995 per share, for a total purchase price of $100,063 (the “First Option Shares”), with such option expiring August 18, 2009; and (ii) the option to purchase an additional 5,015,690 shares of the Company’s common stock, at $0.01995 per share, for a total purchase price of $100,062 (the “Second Option Shares”), with such option expiring August 31, 2009.  All options expired without being exercised.

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

DMC-Dynatec Mining Services Corporation – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Earl Harrison – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Ed Staub & Sons Petroleum, Inc. – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Ahern Rentals, Inc. – On August 17, 2009 the Company received a summons and complaint filed by Ahern Rentals, Inc. in the Fifth Judicial District of the State of Nevada, County of Esmeralda.  The complaint relates to monies owed on equipment rental invoices in the amount of $13,209, inclusive of interest and fees.  Subsequent to the three month period ended September 30, 2009, the Company reached an agreement with Ahern and has paid its undisputed outstanding balance in full.

NOTE 15 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2009 and 2008, the Company made no cash payments for income taxes.

During the nine months ended September 30, 2009 and 2008, the Company made cash payments for interest of $21,249 and $61,915, respectively.

During the nine months ended September 30, 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $40,319, increased common stock by $4,069, increased additional paid-in capital by $35,063 and decreased common stock subscribed by $1,187.

During the nine months ended September 30, 2008, the Company had the following non-cash financing and investing activities:

•	Decreased marketable securities and increased other comprehensive loss for unrealized loss on marketable securities of $115,390.

•	Property and equipment was purchased through the issuance of debt of $142,392.

•	Property and equipment was purchased through the issuance of accounts payable of $41,872.

•	Increased common stock by $394, increased additional paid in capital by $129,193 and decreased accrued liabilities by $129,587.

•	Increased prepaid expenses and other current assets and debt by $89,109.

•	Decreased accounts payable by $90,971, increased common stock by $1,070, increased additional paid-in capital by $103,562 and decreased common stock subscribed by $13,661.

•	Increased common stock by $667, increased additional paid-in capital by $119,333 and increased common stock subscriptions receivable by $120,000.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Topic 105, Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification™ (“ASC”) as the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009.  The Company implemented this standard with no material impact on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that is included in ASC 810, Consolidation, that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that is included in ASC 860, Transfers and Servicing, that will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events.  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The standard is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 18 – EMPLOYMENT SEPARATION AGREEMENT

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

Under the terms of the Separation Agreement, the Company agreed to: (i) pay Mr. Prahl one year of his base salary of $125,000 as severance, of which $85,000 will be converted into 4,341,164 restricted shares of the Company’s common stock, and the remaining $40,000 will be paid in cash upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (ii) pay Mr. Prahl $655.40 for expenses incurred in connection with his employment as soon as reasonably practicable out of available funds, with any unpaid balance due upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (iii) credit the $18,000 that was previously advanced to Mr. Prahl as payment in full of any and all outstanding consulting fees owed to Mr. Prahl for the period from November 2008 through July 2009; and (iv) immediately vest any unvested portion of Mr. Prahl’s currently outstanding stock options to purchase shares of the Company’s common stock.  Further, Mr. Prahl agreed to a non-solicitation clause with a term of eighteen months from the Effective Date and provided the Company with a general release of liability and claims.

NOTE 19 – SUBSEQUENT EVENTS

Bridge Loan Debt Restructuring Agreement

On October 26, 2009, the Company and Crestview agreed to restructure the terms of the $1 million Bridge Note (see Note 11) to extend the maturity date from November 6, 2009 to February 6, 2010.  The Company executed an Amended and Restated Bridge Loan Promissory Note dated October 29, 2009 reflecting such agreed to amendment.

On October 26, 2009, the Company and Crestview also agreed to restructure the terms of the $1 million Debt Restructuring Note (see Note 11) to change the maturity date from February 6, 2011 to August 6, 2010.  The Company executed an Amended and Restated Debt Restructuring Promissory Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require the Company to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by the Company.  The provisions of the Debt Restructuring Warrants were modified pursuant to an Amended and Restated Restructuring Warrant dated October 29, 2009 to provide that in the event there is an issuance of shares or common stock, convertible debt or equity, or warrants or options, at a price per share or convertible or exercisable at a price per share below the Warrant Price (as defined), then the Warrant Price shall be reduced to the price per share of the common stock so issued or issuable, and the number of Warrant Shares (as defined) shall be adjusted to the extent required to enable the Holder to acquire additional shares of common stock representing the same percentage of the shares issued and/or issuable as a result of the transaction as the number of Warrant Shares exercisable immediately prior to the transactions represents of the number of shares of common stock issued and outstanding immediately prior to the transaction.  As a result of the change in the maturity date, of the Debt Restructuring Loan of $1 million has been recorded as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2009.

The Company will pay the holder of the Amended and Restated Bridge Loan Promissory Note $50,000 on the maturity date of the Bridge Loan as part of the consideration for  amending each of the bridge loan and debt restructuring agreements set forth above.

Stock Purchase Agreements

In October 2009, the Company issued a total of 5,500,000 restricted shares of Company common stock for total cash proceeds of $109,725.  The shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and from various similar state exemptions.

Evaluation of Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from the September 30, 2009 balance sheet date through November 16, 2009.

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

We are pleased to report the completion of the sale of our interest in the Ashdown, LLC and believe that we have received fair and valuable consideration in the form of the note receivable of $5.3 million.  In addition, we believe that substantial value is represented in the assets of the Ashdown LLC that have been pledged as collateral for the note receivable.  However, generally accepted accounting principles preclude us from presenting an asset in our condensed consolidated balance sheet as of September 30, 2009 and recognizing any gain on sale of our interest in the Ashdown LLC attributed to the note due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Therefore, we have recorded a 100% valuation allowance against the $5.3 million note receivable as of September 30, 2009.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.

Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $46,766,874 and a total stockholders’ deficit of $5,874,720 at September 30, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The deterioration of capital markets has made it increasingly difficult to obtain debt and equity financing.  On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby we borrowed $1 million from Crestview.  Subsequent to September 30, 2009, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010.

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

Further, we entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place our Mineral Ridge Mine into production.  On June 18, 2009, Scorpio Gold notified us that it had completed preliminary due diligence and intended to proceed with the acquisition of an interest in the Mineral Ridge Mine and the formation of a joint venture.   We have received total non-refundable cash payments of $450,000 as well as certain expenses from Scorpio Gold.  There can be no assurance that Scorpio Gold will complete its acquisition of an interest in the Mineral Ridge Mine and form a joint venture to successfully operate the mine.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of the Ashdown LLC, as of September 30, 2009, we had no proven or probable reserves and have idled the Mineral Ridge mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.  Accordingly, through September 30, 2009, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Note Receivable.  As of September 30, 2009, the note receivable of $5.3 million received from WEG in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2009 and December 31, 2008, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Topic 105, Generally Accepted Accounting Principles.  This standard establishes the FASB Accounting Standards Codification™ (“ASC”) as the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009.  The Company implemented this standard with no material impact on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that is included in ASC 810, Consolidation, that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that is included in ASC 860, Transfers and Servicing, that will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010.  The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events.  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The standard is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC and the presentation of its operations as discontinued operations in our condensed consolidated financial statements, we reported no sales of minerals for the three-month and nine month periods ended September 30, 2009 and 2008.

During the three months and nine months ended September 30, 2009, we had rental income from the use of our drilling equipment of $63,056.  We had no rental income in the prior year.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed consolidated statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

Costs of mining operations were $0 and $(75,637) for three-month periods ended September 30, 2009 and 2008, respectively, and $(14,175) and $(250,498) for the nine-month periods ended September 30, 2009 and 2008, respectively.  Costs of mining operations include expenditures to maintain the Company’s mineral properties on standby status, with credit balances reported for allocations of labor and other costs to the Ashdown LLC and the Mineral Ridge Mine, where the expenses are included in discontinued operations.  The amounts in the current fiscal year represent a reduction in amounts allocated to the discontinued operations primarily due to the decrease in amounts allocated to the Ashdown LLC.

Exploration, development and mineral property lease expenses were $(17,610) and $(383,912) for the three-month periods ended September 30, 2009 and 2008, respectively, and $(46,910) and $(9,869) for the nine-month periods ended September 30, 2009 and 2008, respectively.  Credit balances in these expenses represent allocations of labor and other costs to the Ashdown LLC and the Mineral Ridge Mine, where the expenses are included in discontinued operations.  These expenses decreased in the current year due to the suspension of the activities of our drilling department.  In the first quarter of 2008 we organized a drilling department that was fully staffed and for which we acquired equipment and supplies.  We conducted planning activities for drilling at Mineral Ridge and Ashdown.  We also continued reserve calculations and feasibility work at Mineral Ridge in 2008.

General and administrative expenses were $397,374 and $804,969 for the three-month periods ended September 30, 2009 and 2008, respectively, and $1,369,174 and $2,634,072 for the nine-month periods ended September 30, 2009 and 2008, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The decrease in the current year is due to the substantial reduction in the number of employees and related administrative expenses pursuant to the suspension of operations at Ashdown.

Depreciation and amortization expense for the three-month periods ended September 30, 2009 and 2008 was $20,560 and $35,355, respectively, and $60,520 and $76,262 for the nine-month periods ended September 30, 2009 and 2008, respectively.  Depreciation and amortization expense in the current year is less than in the prior year due to the retirement of certain mining and milling equipment in the current year.

Royalties expense for the nine months ended September 30, 2009 was $70,090, representing an amount that was converted to a note payable to an officer of the Company.  Royalties expense for the nine months ended September 30, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of our common stock to two of its members to buy out their membership interests in Ashdown Milling, thus reducing future royalty obligations on Ashdown LLC production.

Other Income (Expense)

Interest and other income for the three-month periods ended September 30, 2009 and 2008 was $4,289 and $4,107, respectively, and $4,541 and $14,946 for the nine-month periods ended September 30, 2009 and 2008, respectively.  The decrease in interest and other income on a year-to-date basis in the current year is due to decreased levels of interest-bearing deposits.

Interest expense for the three-month periods ended September 30, 2009 and 2008 was $66,912 and $22,362, respectively, and $637,881 and $51,031 for the nine-month periods ended September 30, 2009 and 2008, respectively.  The increase in interest expense during the current year is due primarily to the addition of $2,000,000 of interest-bearing debt in the first quarter of 2009 and interest expense recorded upon the issuance of warrants associated with fund raising activities.

During the three-month periods ended September 30, 2009 and 2008, we reported a gain on extinguishment of debt of $8,123 and $1,500, respectively.  During the nine-month period ended September 30, 2009, we reported a gain on extinguishment of debt of $982,579, resulting primarily from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

We also reported a gain on disposal of property and equipment of $127 in the nine months ended September 30, 2009.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our condensed consolidated financial statements as discontinued operations for the three-month and nine-month periods ended September 30, 2009 and 2008, including the following:

Three Months Ended September 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$1,670,012	$-	$1,670,012

Loss before minority interest and income taxes	-	(94,479)	(94,479)	(1,749,760)	(1,136,012)	(2,885,772)
Provision for income taxes	-	-	-	-	-	-

Loss before minority interest	-	(94,479)	(94,479)	(1,749,760)	(1,136,012)	(2,885,772)
Minority interest in net loss of joint venture	-	-	-	703,268	-	703,268

Loss from discontinued operations	$-	$(94,479)	$(94,479)	$(1,046,492)	$(1,136,012)	$(2,182,504)

Nine Months Ended September 30,	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$321,115	$-	$321,115	$10,288,315	$-	$10,288,315

Income (loss) before minority interest and income taxes	(668,186)	(482,080)	(1,150,266)	523,726	(1,731,210)	(1,207,484)
Provision for income taxes	-	-	-	-	-	-

Income (loss) before minority interest	(668,186)	(482,080)	(1,150,266)	523,726	(1,731,210)	(1,207,484)
Minority interest in net (income) loss of joint venture	267,274	-	267,274	(201,292)	-	(201,292)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-

Income (loss) from discontinued operations	$(636,215)	$(482,080)	$(1,118,295)	$322,434	$(1,731,210)	$(1,408,776)

The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007.  We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009, the date we sold our interest in the Ashdown LLC.

The sale of our interest in the Ashdown LLC was completed on May 13, 2009, and no amounts for the Ashdown LLC are included in our condensed consolidated statements of operations for the three months ended September 30, 2009.  The Ashdown LLC reported a loss before minority interest of $1,749,760 for the three months ended September 30, 2008, primarily because of lower sales levels during this quarter compared to the first two quarters of fiscal year 2008.

The Ashdown LLC reported a loss before minority interest of $668,186 for the nine months ended September 30, 2009 compared to income before minority interest of $523,726 for the nine months ended September 30, 2008.  As discussed above, mining operations were suspended and we had only incidental revenues in fiscal 2009 up to the date of sale of our interest in the Ashdown LLC.  We recognized a loss on sale of the interest in the Ashdown LLC of $235,303 in the nine months ended September 30, 2009.

Amounts included in income (loss) from discontinued operations for the Mineral Ridge Mine include costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of related activities of our drilling department.

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $46,766,874 and a working capital deficit of $4,944,001 at September 30, 2009.

During the nine months ended September 30, 2009, we used net cash of $708,104 in operating activities, compared to $2,417,931 net cash used in operating activities during the nine months ended September 30, 2008.  The decrease in net cash used in operating activities in the current year is primarily due to the decreased net loss of the Company resulting from the idling of the drilling department and the reduction of personnel and related administrative expenses following the suspension of operations at Ashdown.

During the nine months ended September 30, 2009, net cash used in investing activities was $1,147 consisting of $1,500 for the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment of $353.  During the nine months ended September 30, 2008, net cash used in investing activities was $243,057 for the purchase of property and equipment.

During the nine months ended September 30, 2009, net cash provided by financing activities was $1,065,715, comprised of proceeds from the issuance of debt of $1,000,000, proceeds from the amounts due related parties of $6,000, and proceeds from the issuance of common stock of $139,674, partially offset by the payment of severance obligations of $9,179, debt of $30,710 and amounts due related parties of $40,070.

During the nine months ended September 30, 2008, net cash provided by financing activities was $353,633, comprised of proceeds from the issuance of debt of $43,000, proceeds from the exercise of options and warrants of $25,658, and proceeds from the issuance of common stock of $689,613, partially offset by payments of severance obligations of $113,247, debt of $76,467, amounts due related parties of $114,898 and the payments of production payment obligation – related party of $100,026.

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

The $5.3 million purchase price due us from WEG will be payable over a 72 month term commencing one year from the closing of the sale, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to recommence the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay us the $5.3 million promissory note.

We entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place our Mineral Ridge mining property (the “Property”) into production.  On June 18, 2009, Scorpio Gold notified us that it had completed preliminary due diligence and intended to proceed with the acquisition of an interest in the Property and the formation of a joint venture.   We have received total non-refundable cash payments of $450,000 as well as certain expenses from Scorpio Gold.

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

At September 30, 2009, we had cash of $6,153, but total current liabilities of $5,026,858.  With no operating revenues and difficulties experienced in raising debt and equity capital, our current cash and cash equivalents will not be sufficient for our current level of operations and planned exploration and development activities in the near term.  We have significantly reduced our operating costs, including a reduction in force.

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

On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby we borrowed $1,000,000 (“Principal Amount”) from the Lender and restructured the original debt that we owed to the Lender of $1,974,456 pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007 (the “Original Debt”).  We issued the Lender a Secured Promissory Note (“Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  The Bridge Note is due and payable on the earlier of the following: (a) completion of the formation of a joint venture with, or any sale or transfer to, a third party in relation to the Mineral Ridge Property; or (b) a date that is 9 months from the closing date of February 6, 2009, or November 6, 2009 (“Closing”).  On October 26, 2009, the Lendor agreed to restructure the terms of the Bridge Note to extend the maturity date from November 6, 2009 to February 6, 2010.  We executed an Amended and Restated Bridge Note dated October 29, 2009 to reflect the extension.  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).

Additionally, pursuant to the Agreement, we restructured the Original Debt, which was recorded as a production payment obligation, a current liability in our condensed consolidated balance sheets as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, we executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of 24 months from the Closing (or February 6, 2011), as well as issued warrants to purchase 23,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”).  As a result, we recorded a gain on extinguishment of debt of $974,456 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.  In the event that we form a joint venture in relation to the Mineral Ridge Property (or its mining rights) resulting in our retaining less than a 10% interest in the Mineral Ridge Property, the entire amount owed on the Debt Restructuring Note will be accelerated and become immediately due.  Upon formation of a joint venture in relation to the Mineral Ridge Property, we will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to us by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

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

On October 26, 2009, the Lendor and ourselves also agreed to restructure the terms of the Debt Restructuring Note to change the maturity date from February 6, 2011 to August 6, 2010.  We executed an Amended and Restated Debt Restructuring Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require us to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by us.  Further, the provisions of the Amended and Restated Debt Restructuring Warrants were modified to provide that in the event there is an issuance of shares or common stock, convertible debt or equity, or warrants or options, at a price per share or convertible or exercisable at a price per share below the Warrant Price (as defined), then the Warrant Price shall be reduced to the price per share of the common stock so issued or issuable, and the number of Warrant Shares (as defined) shall be adjusted to the extent required to enable the Holder to acquire additional shares of common stock representing the same percentage of the shares issued and/or issuable as a result of the transaction as the number of Warrant Shares exercisable immediately prior to the transactions represents of the number of shares of common stock issued and outstanding immediately prior to the transaction.  As a result of the change in the maturity date, of the Debt Restructuring Loan of $1 million has been recorded as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2009.

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

For the nine months ended September 30, 2008, we reported royalties expense of $1,158,337 comprised of the following:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  Based on that evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the third fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DMC-Dynatec Mining Services Corporation – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Earl Harrison – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Ed Staub & Sons Petroleum, Inc. – No material changes have occurred during the quarter ended September 30, 2009.  Further description of this legal dispute is provided in the Company’s Form 10-Q for the quarter ended March 31, 2009.

Ahern Rentals, Inc. – On August 17, 2009 the Company received a summons and complaint filed by Ahern Rentals, Inc. in the Fifth Judicial District of the State of Nevada, County of Esmeralda.  The complaint relates to monies owed on equipment rental invoices in the amount of $13,209, inclusive of interest and fees.  Subsequent to the three month period ended September 30, 2009, the Company reached an agreement with Ahern and has paid its undisputed outstanding balance in full.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company issued a total of 7,001,253 common shares for cash at $0.01995 per share as follows:

Name	Shares

Alliance International Investors	2,500,000
American Continental Corp.	501,253
Donald Gunn	4,000,000

7,001,253

We believe these transactions did not involve any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and accordingly are exempt from the registration requirements of the Act and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

10.1	Employment Separation Agreement by and between the Company and Donald R. Prahl dated July 28, 2009.(5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on July 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 16, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer and Principal Accounting Officer