Form 10-K/A
period 2008-12-31
GOLDEN PHOENIX MINERALS INC
filed 2009-11-25
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of registrant’s common stock outstanding as of November 19, 2009 was 222,080,210.

EXPLANATORY NOTE

Golden Phoenix Minerals, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.  Except for the addition of the Part III information, no other changes have been made to the original Form 10-K.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and positions with us held by each person.  Our Board of Directors (the “Board”) consists of six seats. Directors serve for a term of one (1) year and stand for election at our annual meeting of shareholders.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy that occurs on the Board between annual meetings.  Our executive officers are appointed by our Board of Directors.  There are no family relationships among our directors and executive officers.

Name	Age	Position

David A. Caldwell	49	Chief Executive Officer, Chief Financial Officer, Director
Robert P. Martin	59	President, Secretary
J. Roland Vetter	58	Director
Corby G. Anderson	53	Director
Kent D. Aveson	57	Director
Thomas J. Klein	47	Director
Clyde C. Harrison	66	Director

Biographies

David A. Caldwell. Mr. Caldwell has been a Director of the Company since its inception in 1997.  He has been the Chief Executive Officer since January, 2007 and the Chief Financial Officer since November, 2008.  Mr. Caldwell served as President and Chief Operating Officer from January, 2006 to his current appointment as Chief Executive Officer.  He brings over 17 years of Nevada gold experience, and is the Chief Geoscientist for the Company.  Mr. Caldwell has more than 21 years experience as a geologist and geophysicist specializing in the discovery, delineation and economic evaluation of mineral deposits.  His experience spans from generative fieldwork to project development through bankable feasibility.  From 1997 through 2005, Mr. Caldwell was the Chief Geologist for Nevada Pacific Gold in Elko, Nevada, which he co-founded.  From 1994 to 1997, Mr. Caldwell was a Senior Geologist at Santa Fe Pacific Gold Corporation.  From 1988 to 1994, Mr. Caldwell was a Project Geologist at Gold Fields Mining Company.  Mr. Caldwell is a former member of the Board of Trustees for the Northwest Mining Association, was Chairman of its 2007 annual convention, and is a past president and current member of the Board of Directors for the Geologic Society of Nevada.  He received his Bachelor of Science degrees in Geology and in Geophysics from the Institute of Technology at the University of Minnesota, and his Masters of Science degree in Geology and Geochemistry from the New Mexico Institute of Mining and Technology.

Robert P. Martin. Mr. Martin has been President since January, 2007 and Corporate Secretary since January, 2006.  Mr. Martin served as Executive Vice President from January, 2006 to January, 2007.  Mr. Martin first joined the Company as Director of Corporate Development in 2005.  Since 1992, Mr. Martin has been the co-owner, CEO and Vice President of Waikiki Beach Activities, Inc., a Hawaii-based beach and pool concessionaire under contract to the Hilton Corporation.  Mr. Martin’s background includes company turn-arounds, communications, public relations and human resources.  He holds a Bachelor of Science degree in Political Science from Washington University and completed post-graduate business studies at the University of Washington.  Since 1985, Mr. Martin has donated time as President of Pacific Marine Research, a non-profit education organization based in Seattle, Washington.

J. Roland Vetter.  Mr. Vetter is a Director and the Chairman of the Audit Committee of the Company, and has served in this capacity since May, 2008.  Since 2006, Mr. Vetter has been the CFO of QuadTech International, Inc.  Since 2004, Mr. Vetter has been CFO and a director of iPackets International, Inc.  Since May 2008, Mr. Vetter has been CFO of Albonia Innovative Technologies, Ltd.  Since April 2008, Mr. Vetter has been CFO of Conventus Energy, Inc.  From 2002 to 2008, Mr. Vetter was a director of Dasek Securities, Ltd., a Bermuda company.  From 2003 to 2005, Mr. Vetter was the president and CFO of Cardinal Minerals, Inc.  From 2003 to 2004, Mr. Vetter was the CFO of Globetech Ventures, Inc.  From 2005 to 2007, Mr. Vetter was the President and CFO of International Gold Resources, Inc.  From 1986 to 1998, Mr. Vetter held various positions with Zimco Group, part of the New Mining Business Division of Anglo American Corporation.  Mr. Vetter was the former Group Financial Services Director for the Zimco Group and a former Chairman of the Anglo American Audit Liaison Committee.  Mr. Vetter is a member of both the Canadian and South African Institute of Chartered Accountants.  He earned his Bachelor of Commerce and Bachelor of Accounting degrees from the University of the Witwatersrand in South Africa.

Corby G. Anderson, Ph.D.  Dr. Anderson has served as a Director of the Company since September, 2006.  Since 1997, Dr. Anderson has been a Director and the Principal Process Engineer for the Center for Advanced Mineral and Metallurgical Processing at Montana Tech in Butte, Montana.  He is professionally registered as a Charted Chemical Engineer and as a Qualified Professional.  In addition to being a full research professor, Dr. Anderson has 28 years of experience in process, chemical and metallurgical engineering and industrial plant operations.  He has implemented hydrometallurgical technologies for precious and base metal recovery, process control, separations and refining.  Dr. Anderson has been responsible for engineering design, start-up and operations of mineral processing and hydrometallurgical plants processing a broad range of precious and base metals.  He is active in many professional organizations including participation as an SME Director and Vice President, IPMI Director, Trustee for Northwest Mining Association and Fellow of the Institution of Chemical Engineers.  He received his B.Sc., Chemical Engineering, from Montana State University, his M.Sc., Metallurgical Engineering, from Montana Tech, and his Ph.D., Metallurgical Engineering, from the University of Idaho. Dr. Anderson holds several international patents in process engineering.

Kent D. Aveson.  Mr. Aveson has been a director of the Company since September, 2006.  From October, 2007 to November, 2008, Mr. Aveson was the general manger of the Ashdown Project LLC, a subsidiary of the Company.  From 2005 to October, 2007, Mr. Aveson was the Director of Continuous Improvement for Barrick Goldstrike Mines, Inc.’s Bald Mountain Mine in Elko, Nevada.  This involved support of the Underground Division to problem solve, plan and develop improvement teams, train, and deliver multi-million dollar annual cost savings.  From 2001 to 2005, Mr. Aveson held various management positions with Washington Tru Solutions, Inc.  This involved managing mine waste operations.  From 1997 to 2001, he was manager of mines for Mississippi Potash, Inc.  He is also a former member of the Board of Directors for the New Mexico State Mining Association.  He is a two-time recipient of MSHA’s top Sentinels of Safety Award and a four-time winner of the New Mexico Operator of the Year Award. Mr. Aveson has 33 years of mining experience.  Mr. Aveson earned his B.S. in Geological Engineering from the University of Utah.

Thomas J. Klein.  Mr. Klein has been a director of the Company since December, 2008.  Mr. Klein is a Tier One capital markets advisor having specialized in high net worth corporate and trust accounts for a premier Canadian bank.  Additionally, Mr. Klein advises resource-based small cap companies, assisting in all aspects of creative funding and restructuring.  Mr. Klein has recently co-founded MI3 Capital, which is focused on investing in the resource sector, specifically those companies that are in or near production.  From May, 1996 to August, 2001, Mr. Klein was an investment advisor at Scotia Capital Markets in the wealth management division providing investment portfolio advice for high net worth private and corporate clients.  From September, 2001 to March, 2003, Mr. Klein joined Blackmont Capital, Inc. as an investment advisor and served on the internal listing committee.  Mr. Klein provided advice to corporate clients for mergers and acquisitions as well as initial public offerings.  From April, 2003 to October, 2003, Mr. Klein worked in Institutional Sales with PI Financial Corp.  Since October, 2003, Mr. Klein has worked as a consultant for Private Venture Capital, providing specialized advice to public and private small cap companies in the resource and high tech sectors.

Clyde C. Harrison.  Mr. Harrison has been a director of the Company since June, 2009.  Most recently, Mr. Harrison was the Founding Member of Beeland Management Company, LLC.  During his 5-year tenure as its CEO, Mr. Harrison managed the Rogers Raw Materials Index Funds, which gained 150% while the benchmark S&P index gained 1%.  From 2004 until 2007, Mr. Harrison was a member of the board of directors of Geocom Resources, Inc., an early exploration stage mineral resource company.  Mr. Harrison has served as a pension fund consultant and has extensive experience as a derivative trader. Mr. Harrison began his career in 1968 in finance with Lamson Brothers.  In 1974, he became General Partner with Carl Icahn, managing hedge positions for corporate takeovers.  Mr. Harrison later served as a consultant to Commerz Bank, creating the risk control system employed to relocate their futures headquarters from Europe to Chicago.  Mr. Harrison has also served as General Partner for a number of private investment and trading funds.  Mr. Harrison is a former member of the Managed Futures Committee of the Chicago Mercantile Exchange.  He has consulted for NBD Bank and Northern Trust, and Mr. Harrison has served as a Special Consultant to the Chairman of the Chicago Board Options Exchange.  Mr. Harrison is a prior member of the International Monetary Market.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert

We have established a separate Audit Committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We believe Mr. Vetter, Audit Committee Chairman, is an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K.

Audit Committee Report

The Audit Committee reviews the Company’s internal accounting procedures, consults with and reviews the services provided by the Company’s independent accountants and makes recommendations to the Board of Directors regarding the selection of independent accountants.  In fulfilling its oversight responsibilities, the Committee has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls.  The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Committee discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After review and discussions, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Committee also recommended to the Board that HJ & Associates, LLC be appointed as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Two independent directors currently serve on our Audit Committee: Mr. Vetter (Audit Committee Chairman) and Dr. Anderson.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2008 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past five (5) years.

Code of Ethics

We have adopted a code of ethics, which is available at our website at www.golden-phoenix.com.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices.  Our executive compensation philosophy and the elements of our executive compensation program in fiscal 2008 are summarized as follows:

•	The main objectives of our executive compensation program are attracting, motivating and retaining the best executives and aligning their interests with our strategy of maximizing shareholder value.

•
During fiscal 2008, total direct compensation under our executive compensation program consisted of base salary generally determined by employment contracts and long-term equity incentive opportunities.  There were no bonus opportunities in fiscal year 2008.

•
The Compensation Committee is responsible for evaluating and setting the compensation levels of our executive officers.  In setting compensation levels for executive officers other than the Chief Executive Officer, the Compensation Committee solicits the input and recommendations of our Chief Executive Officer, David A. Caldwell.

•	The Compensation Committee did not engage outside consultants in determining fiscal year 2008 executive compensation.

•	The Compensation Committee considers all relevant competitive factors in determining compensation for our executive officers.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended December 31, 2008 and December 31, 2007, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David A. Caldwell Chief Executive Officer and Chief Financial Officer	2008 2007	$127,048 $82,502	$— $—	$— $—	$16,018 $10,305	$— $—	$ — $ —	$ — $ —	$143,066 $92,807

Robert P. Martin President	2008 2007	$116,108 $67,500	$ — $ —	$ — $ —	$16,018 $3,435	$ — $ —	$ — $ —	$ — $ —	$132,126 $70,935

Former Executive Officers
Donald R. Prahl (2) Chief Operating Officer	2008 2007	$96,154 $149,630	$ — $ —	$ — $ —	$32,827 $25,213	$ — $ —	$ — $ —	$ — $ —	$128,981 $174,843

Dennis P. Gauger (3) Chief Financial Officer	2008 2007	$ — $ —	$ — $ —	$ — $ —	$6,407 $26,238	$ — $ —	$ — $ —	$75,000 $71,500	$81,407 $97,738

(1)           The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007 in accordance with SFAS 123(R).

(2)           Mr. Prahl resigned as Chief Operating Officer in July, 2009.

(3)           Mr. Gauger resigned as Chief Financial Officer in November, 2008.  The other compensation paid to Mr. Gauger in 2008 and 2007 consists of fees paid pursuant to an Independent Contractor Agreement.

The officers’ deferred compensation as of December 31, 2008 is payable to the following officers or former officers of the Company:

David A. Caldwell	$187,869
Robert P. Martin	133,570
Donald R. Prahl (former officer)	28,846

$350,285

The officers’ compensation has been deferred in accordance with the employment agreements of the respective officers due to working capital constraints, and was not part of a formal compensation deferral program which would allow the officers to defer awards earned under other compensation plans.

Outstanding Equity Awards at December 31, 2008 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Excercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

David A. Caldwell	200,000	-	-	0.15	02/27/2010
David A. Caldwell	600,000	-	-	0.24	02/13/2011
David A. Caldwell	83,333	166,667	-	0.19	05/08/2013
David A. Caldwell	200,000	-	-	0.19	05/08/2013
Robert P. Martin	50,000	-	-	0.15	02/27/2010
Robert P. Martin	40,000	-	-	0.19	02/02/2010
Robert P. Martin	200,000	-	-	0.24	02/13/2011
Robert P. Martin	83,333	166,667	-	0.19	05/08/2013
Donald R. Prahl	300,000	-	-	0.325	08/07/2013
Donald R. Prahl	83,333	166,667	-	0.19	05/08/2013
Dennis P. Gauger	100,000	-	-	0.395	12/18/2011
Dennis P. Gauger	33,333	66,667	-	0.19	05/08/2013

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Compensation of Directors

Starting January 1, 2007, the Company adopted a stipend system to compensate our directors, whereby each director receives $1,000 per month (amounts in fiscal year 2008 paid as cash was available).  Further, reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence of payment therefore.  The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corby G. Anderson	7,000	11,533	-	-	-	-	18,533

Kent D. Aveson	7,000	11,533	-	-	-	-	18,533

David A. Caldwell	7,000	23,066	-	-	-	-	30,066

J. Roland Vetter	2,000	13,365	-	-	-	-	15,365

Ronald L. Parratt (2)	7,000	34,599	-	-	-	-	41,599

Joan V. Brown (3)	5,000	17,579	-	-	-	-	22,579

(1)           The amounts for stock awards and option awards reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS 123(R).

(2)           Mr. Parratt resigned as Director in November, 2008.

(3)           Ms. Brown resigned as Director in May, 2008.

Stock Option Plans

In April, 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options.  The Company has reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option Incentive Plan.  Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allows for up to 4,000,000 options to be granted (the “2002 Stock Option Incentive Plan”).  These options are qualified and registered with the SEC.  In addition to these qualified plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principle employees for deferred salaries.  The Company’s executive management administers the plan.  Subject to the provisions of the 2002 Stock Option Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

On September 21, 2007, the Shareholders approved the 2007 Equity Incentive Plan providing for nine percent (9%) of the total number of outstanding shares of the Company’s common stock at the beginning of each fiscal year to be available for issuance of awards of Incentive and Nonqualified Stock Options, Stock and Stock Appreciation Rights.  However, not more than two million (2,000,000) shares of stock shall be granted in the form of Incentive Stock Options.  On July 15, 2008, ten million (10,000,000) shares underlying the options under this 2007 Equity Incentive Plan were registered with the U.S. Securities and Exchange Commission.

Employment Agreements

David A. Caldwell

The Company entered into an Employment Agreement with David A. Caldwell on February 22, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Caldwell currently serves as the full time Chief Executive Officer of the Company, and as of November 8, 2008, the Chief Financial Officer, with duties to assist the Company’s executive management in the areas of corporate development and compliance, mergers and acquisitions, investment banking and fund raising, strategic relationships and public relations, in the United States and such other locations as deemed appropriate by the Board.

Mr. Caldwell’s salary was adjusted in June, 2006 to $165,000 annually, subject to increases, if any, as the Board may determine in its sole discretion after periodic review of his duties not less frequently than annually.  All of Mr. Caldwell’s salary was deferred during 2006 and portions of Mr. Caldwell’s salary were deferred during 2007 and 2008.

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

Robert P. Martin

The Company entered into an Employment Agreement with Robert P. Martin on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Martin currently serves as the full time President of the Company at an annual salary of $135,000.  Portions of Mr. Martin’s salary were deferred during 2007 and 2008.

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

The Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the fiscal year ended December 31, 2008 were Dr. Anderson (Compensation Committee Chairman) and Mr. Vetter.  Dr. Anderson and Mr. Vetter are members of our Board of Directors and are not employed by us in any other capacity.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at November 19, 2009 for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 222,080,210 common shares issued and outstanding and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

David A. Caldwell (2)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	1,215,703	1,166,667	2,382,370	1.07%

Robert P. Martin (3)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	3,619,929	456,667	4,076,596	1.84%

J. Roland Vetter (4)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	-	100,000	100,000	*

Corby G. Anderson (5)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	528,500	200,000	728,500	*

Kent D. Aveson (6)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	-	200,000	200,000	*

Thomas J. Klein (7)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	1,500,000	1,600,000	3,100,000	1.40%

Clyde C. Harrison (8)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	-	100,000	100,000	*

All directors and officers as a group (7 persons)	6,864,132	3,823,334	10,687,466	4.81%
____________

* Less than 1%

(1)	Represents stock options and stock warrants exercisable at November 19, 2009 or within sixty (60) days of November 19, 2009.

(2)
Mr. Caldwell holds options for 200,000 common shares exercisable at $0.15 per share, 600,000 common shares exercisable at $0.24, and 450,000 common shares exercisable at $0.19 per share (of which 366,667 are vested).

(3)
Mr. Martin holds options for 50,000 common shares exercisable at $0.15 per share, 40,000 common shares exercisable at $0.19 per share, 200,000 common shares exercisable at $0.24 per share and 250,000 common shares exercisable at $0.19 (of which 166,667 are vested).

(4)	Mr. Vetter holds options for 100,000 common shares exercisable at $0.22 per share.

(5)	Mr. Anderson holds options for 100,000 common shares exercisable at $0.36 per share and 100,000 common shares exercisable at $0.19 per share.

(6)	Mr. Aveson holds options for 100,000 common shares exercisable at $0.36 per share and 100,000 common shares exercisable at $0.19 per share.

(7)	Mr. Klein holds options for 100,000 common shares exercisable at $0.02 per share and warrants for 1,500,000 common shares exercisable at $0.0079 per share.

(8)	Mr. Harrison holds options for 100,000 common shares exercisable at $0.03 per share.

Equity Compensation Plan Information

For information regarding our equity compensation plans, please see Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on April 15, 2009.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On September 26, 2005, we entered into a Production Payment Purchase Agreement with Ashdown Milling Co. LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from our share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of our common stock and one warrant to purchase one share of our common stock at $0.20 per share for each dollar paid to us.  In addition, the Production Payment Purchase Agreement provided that, upon our request for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, our President, and Kenneth S. Ripley, our former Chief Executive Officer, are co-managers and two of the five members of Ashdown Milling.  Our Board approved the transaction.

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
$1,500,000

The allocation of the proceeds to common stock was based on the quoted market price of our common stock on the date the shares were issued to the Ashdown Milling members.  The allocation of the proceeds to warrants, also recorded to common stock, was based on the estimated value of the warrants calculated using the Black-Scholes valuation model.

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

On February 6, 2008, we bought out the membership interests of two members of Ashdown Milling, Charles D. Murphy and Acco Investment Inc., in exchange for 1,866,667 shares of our common stock and $139,092 cash paid to each of them.  As a result, their membership interests in Ashdown Milling were extinguished, and our remaining production payment to be paid to Ashdown Milling was reduced from a 12% net smelter returns royalty on the minerals produced to 7.2%.

For the year ended December 31, 2008, we reported royalties expense of $1,158,337 comprised of the following:

Common stock – 3,733,334 shares at $0.225 per share	$840,000
Exercise of warrants – 300,000 shares at $0.20 per share	60,000
Cash payments	258,337

$1,158,337

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  We intend to pay the remaining royalty obligation as sales proceeds are received from Win-Eldrich Mines Limited.

Amounts due to related parties, included in current liabilities, consist of the following at December 31, 2008:

	Principal	Interest	Total
Note payable to Michael Fitzsimonds, our former Chief Executive Officer, with interest payments of $1,350 per month, due on or before February 18, 2008	$100,000	$4,050	$104,050
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	166,189	9,429	175,618
Notes payable to David A. Caldwell, Chief Executive Officer, and Julie K. Caldwell, payable on demand, with interest at 18%	80,935	3,457	84,392
Notes payable to Robert P. Martin, President, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%	90,435	4,036	94,471
	$437,559	$20,972	$458,531

Director Independence

It is the current policy of the Board that a majority of its members be independent of our management.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates.  The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity.  The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

In accordance with these guidelines, the Board has determined that J. Roland Vetter, Corby G. Anderson, Thomas J. Klein and Clyde C. Harrison are independent directors.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ & Associates, LLC.  We retained the firm of HJ & Associates, LLC as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008.  We have appointed HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2009.

Audit Fees

For the fiscal years ended 2008 and 2007, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $65,716 and $85,482, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, fees billed for tax compliance services were $0 and $6,400 respectively. There was no tax-planning advice provided in 2008 or 2007.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for services other than services described above.

Audit Committee Approval of Audit and Non-Audit Services of Independent Accountants

The Audit Committee approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 25, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 25, 2009	By:	/s/ David A. Caldwell
Name: David A. Caldwell
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David A. Caldwell	Chief Executive Officer, Chief Financial Officer and Director	November 25, 2009
David A. Caldwell

/s/ Robert P. Martin	President and Secretary	November 25, 2009
Robert P. Martin

/s/ Thomas Klein	Director	November 25, 2009
Thomas Klein

/s/ J. Roland Vetter	Director	November 25, 2009
J. Roland Vetter

/s/ Corby G. Anderson	Director	November 25, 2009
Corby G. Anderson

/s/ Kent D. Aveson	Director	November 25, 2009
Kent D. Aveson

/s/ Clyde C. Harrison	Director	November 25, 2009
Clyde C. Harrison