Form 10-K
period 2009-12-31
GOLDEN PHOENIX MINERALS INC
filed 2010-04-09
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was $4,054,297.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of April 5, 2010 was 234,328,762.

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

Our business includes acquiring and consolidating mineral properties that we believe have a high potential for new mineral discoveries and profitability.  Our primary focus is on properties containing gold, silver and molybdenum that are located in Nevada.

Our main remaining mining property assets are the Northern Champion molybdenum property located in Ontario, Canada and the Duff claim block, located adjacent to the Ashdown Mine in northwestern Nevada.  In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.  With available funding, we also plan to commence a surface mapping and sampling program covering sections of the 4,400 acres of claims within the Duff claim block.

Some of our more significant recent events include the following:

•      On March 10, 2010, subsequent to our year end, we closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing, we sold Scorpio US an undivided 70% interest in the Mineral Ridge mineral properties and various related assets (the “Mineral Ridge Mine”) for a purchase price of $3,750,000 cash (less those amounts previously advanced to us by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a deemed price of Cdn $0.50 per share.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  We also contributed to the Mineral Ridge LLC our interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  We currently own a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in, and is the Manager of, the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase our then remaining 20% interest for a period of 24 months following the commencement of commercial production..  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

•      On January 25, 2010, we entered into an Employment Separation and Severance Agreement with David A. Caldwell, our former Chief Executive Officer and director (the “Caldwell Separation Agreement”).  The Caldwell Separation Agreement provides that Mr. Caldwell will form a new company, Phoenix Development Group, LLC, a Nevada limited liability company (“PDG”), to operate as a mine exploration and evaluation enterprise.  It is contemplated that Mr. Caldwell will serve as the Chief Executive Officer and Exploration Geologist of PDG and that we will own a 25% ownership interest in PDG in exchange for ongoing monthly cash payments of $7,500 (“PDG Payments”), such payments to commence 30 days after the formation of PDG and continue on a monthly basis for a period of 24 months, to be further detailed in a contribution agreement by and between PDG and the Company at a later time.  Further, pursuant to the Caldwell Separation Agreement, we will have a right of first refusal  to negotiate with PDG for the purchase of any mining, mineral or exploration property rights identified and acquired by PDG.  In addition, as set forth in the Caldwell Separation Agreement, PDG can be issued shares of our common stock in lieu of the PDG Payments.  There can be no assurance that PDG will be successful in its efforts to identify and acquire mineral property rights that will lead to significant commercial opportunities for us.

•      We suspended the molybdenum mining operations of the Ashdown Project LLC (the “Ashdown LLC”) in November 2008 in response to a substantial decline of molybdenum oxide market prices.  On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown LLC. to Win-Eldrich Gold, Inc. (“WEG”).  WEG was a 40% co-owner of the Ashdown LLC with the Company since inception of the Ashdown LLC in September 2006.  The $5.3 million purchase price due the Company will be payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay the Company the $5.3 million promissory note.

The Company’s mining properties are discussed in further detail below.

Our corporate directors and officers have prior management experience with large and small mining companies.  We believe that we have created the basis for a competitive minerals exploration/development and operational company through assembling a group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

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

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands.  The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state and Canadian Provincial governments, tribal governments, and individuals or entities that currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies.  Permits, which we are maintaining and amending include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit,” “Air Quality Permit,” “Water Quality Permit,” “Industrial Artificial Pond Permit,” and several other health and safety permits.  These permits are subject to amendment or renewal during our operations.  Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, we have no reason to believe that necessary permits will not be issued in due course.  The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time.  The cost will vary for each project when initiated and could be material.

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

Capital Equipment and Expenditures

During the year ended December 31, 2009, our efforts were primarily focused on completing the sale of our interest in the Ashdown LLC and the formation of the joint venture related to the Mineral Ridge property; therefore, no material capital equipment was acquired by us.  The operations of our drilling department, formed in 2008, were suspended during the early portions of 2009 pending additional funding.  However, the drilling equipment was leased to a third-party operator for latter portions of 2009 and successfully used for exploratory drilling at the Mineral Ridge property.  The equipment is currently idle, pending future drilling opportunities.

Mining Properties And Projects

With the sale of our interest in the Ashdown, LLC and the formation of the Mineral Ridge LLC, our primary mining property assets are the Northern Champion molybdenum property located in Ontario, Canada and the Duff claims block, located adjacent to the Ashdown Mine in northwestern Nevada.  We also have retained a 30% membership in the Mineral Ridge LLC, which plans to bring the Mineral Ridge Mine into commercial production.

As further discussed below, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.  With available funding, we also plan to commence a surface mapping and sampling program covering sections of the 4,400 acres of claims within the Duff claims block.

Figures 1 and 2 below display our mining properties.

Denio
McDerrmit
ASHDOWN
NV 140
US 95
US 93
Elko
Humboldt
Winnemucca
I-80
Elko
Washoe
Pershing
Alt US 93
Lander
Eureka
White Pine
I-80
Reno
US 50
Churchill
Storey
Lyon
Douglas
US 95
Nye
US 6
Mineral
Tonopah
Esmeralda
MINERAL RIDGE
Lincoln
US 93
US 95
Clark
I-15
Las Vegas
US 95

PROJECT LOCATION MAP

Golden Phoenix Minerals, Inc.

Figure 1. Map showing the locations of the Nevada properties discussed in this Annual Report.  Our Duff claims block is located adjacent to the Ashdown Mine, which we sold our interest in on May 13, 2009, and we currently own a 30% interest in a joint venture which intends to place the Mineral Ridge Mine in commercial production.

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

Northern Champion Property, Ontario, Canada

The Northern Champion property consists of approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, we executed a Purchase Agreement with Robert R. Robitaille, Douglas Lalonde, Sheldon Davis and Ronald E. Dockweiler (collectively, the “Vendors”) to acquire five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.

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

Duff Claims Block, Humboldt County, Nevada

We own the Duff claims block comprised of 211 mineral claims located along the western flank of the Pine Forest Range, 20 miles south of Denio, Humboldt County, Nevada.  The claims block, which was acquired in 2007, abuts the Ashdown Mine to the north and extends south to the border of the Blue Lake Wilderness Study Area.  The geology of the region is primarily tertiary cretaceous granites with quartz outcroppings.  Metals historically mined in the general region include gold, molybdenum, copper, tungsten and antimony.

The major mine feature of the Duff claims is the Adams Mine, which at one time produced silica.  However, there are historical reports that substantial gold was also extracted from the quartz rock.  Gold has also been mined in the Vicksburg, Ashdown and Cherry Creek canyons to the north, and Leonard Canyon to the south of the Duff claims.

Joint Venture Interest in Mineral Ridge Gold Mine, Esmeralda County, Nevada

The Mineral Ridge Mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada. The property consists of 54 patented and 140 unpatented mining claims totaling nearly 3,880 acres, or 6 square miles. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site from the west entrance by way of state highway 264, which connects to state highway 773 and U. S. highway 6.  Also included are 3 private land parcels, which are located outside the main Mineral Ridge mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over certain springs. These private lands total about 430 acres. The total combined acreage is equal to approximately 6.78 square miles.

We purchased the Mineral Ridge mine in late 2000 out of bankruptcy.  Additional commitments were also assumed, including obligations to pay advanced royalty payments of $60,000 per year and the annual permit cost for the Nevada Department of Environmental Protection of approximately $20,000 during the time the permits were being transferred to us from the previous operator. We believe that prior mine operators had spent about $30 million on the property, which includes approximately $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation.

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie. We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization.  Operations began in 2003 once the bond (discussed below) was in place, including adding chemicals to the process solutions, plumbing the pad with drip lines and main trunk pipes, and mining both new and old stockpiled materials.  Our operations have yielded certain amounts of precious metal product (dore, a mixture of gold and silver) that has been sold resulting in revenues of approximately $2.3 million in 2005 and 2004.  In January 2005, we temporarily idled the mine pending full reviews of engineering and metallurgy, and optimization of a revised mine and operations plan.

In 2001, Golden Phoenix filed a $1.8 million interim reclamation bond, which allowed the Company to hold the Mineral Ridge property while other permitting was underway. We negotiated an interim bond amount to keep the project at status quo until a new plan and bond amount could be negotiated. On May 8, 2003, we received the new amended operating permit and on June 23, 2003, we filed a $2.7 million reclamation bond with the Bureau of Land Management with respect to the Mineral Ridge mine. We utilized an insurance-backed financial assurance program to acquire the bond. The program structure includes an insurance policy that will pay reclamation expenses as they occur. The insurance enabled us to acquire the necessary reclamation bond at a fixed and discounted rate for a term of 12 years.  It also allows us the flexibility to increase the bond in the future as operations recommence at Mineral Ridge.

As discussed previously, on March 10, 2010, we closed that certain Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”), pursuant to which we sold Scorpio US an undivided 70% interest in our Mineral Ridge properties and various related assets (collectively referred to herein as the “Properties”).  At the closing, we received a purchase price of $3,750,000 in cash (less those sums previously advanced to us by Scorpio Gold), and 7,824,750 common shares of capital stock of Scorpio Gold at a deemed price of Cdn $0.50 per share (the “Sale”).   Immediately following the Sale, the Company and Scorpio US each contributed their respective interests in the Properties to a joint venture entity formed to own the Properties and conduct operations thereon, called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  We also contributed to the Mineral Ridge LLC our interest in the above-referenced reclamation bonds related to the Properties and Scorpio US contributed that certain net smelter return royalty encumbering the Properties (the “NSR”), which NSR was acquired simultaneous with the closing.  In exchange for such contributions, we obtained an initial 30% ownership interest in the Mineral Ridge LLC and Scorpio US obtained an initial 70% ownership interest in the Mineral Ridge LLC.

Scorpio US is the Manager of the Mineral Ridge LLC and has agreed to carry all finance costs necessary to bring the Properties into commercial production and, provided it does so within 30 months of the Closing, will then have the right to increase its joint venture interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest in the LLC to 80%, it will also have the option to purchase the Company’s then-remaining 20% interest for a period of 24 months following the commencement of commercial production.

Bridge Loan and Debt Restructuring Agreement

As further detailed below under the section entitled Results of Operations within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with one of our investors, Crestview Capital Master, LLC (“Crestview”), whereby we entered into a bridge loan and a restructuring of certain original debt owed by the Company to Crestview.  The bridge loan, in the principal amount of $1,000,000, was secured by an interest in the Mineral Ridge property and was repaid in full at the closing of the joint venture transaction with Scorpio US on March 10, 2010, at which time Crestview released its security interest in the property.  Crestview maintains an ongoing security interest in our ownership interest in the Mineral Ridge LLC until we pay in full the debt restructuring promissory note in the principal amount of $1,000,000 plus interest accrued thereon, which has a maturity date of August 6, 2010.  Further, we issued Crestview an irrevocable assignment of fifty percent (50%) of our right to any proceeds from distributions made by the Mineral Ridge LLC, to be applied as a mandatory prepayment on the debt restructuring promissory note.

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

Discontinued Ashdown Operations

On February 25, 2009, we entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Gold, Inc. (“WEG”) , whereby we agreed to sell 100% of our ownership interest in the Ashdown LLC to WEG (the “Ashdown Sale”).  WEG was a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEG owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

On May 13, 2009, pursuant to the material terms of the MOU, as further revised, negotiated and mutually agreed to by the Parties, we entered into definitive agreements that superseded the MOU, including a Purchase and Sale of LLC Membership Interest Agreement with WEG, to effectuate the Ashdown Sale (the “Purchase Agreement”).  As consideration for the Ashdown Sale and the Parties’ mutual release of certain claims against the other pursuant to the terms of a Settlement and Release Agreement (the “Release”), WEG will pay $5.3 million (the “Purchase Price”) to the Company, which will be satisfied by the issuance of a Limited Recourse Secured Promissory Note (the “Note”), for the full amount of the Purchase Price.

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

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying consolidated balance sheet as of December 31, 2009, and no gain on disposition of our interest in the Ashdown LLC attributed to the $5.3 million Note has been recorded in the accompanying consolidated statements of operations for the year ended December 31, 2009.  We did, however, record a loss on sale of interest in joint venture of $235,303 for year ended December 31, 2009 resulting from our assumption of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

Pursuant to the Release, the Parties agreed to terminate any and all litigation and ongoing disputes existing between the Parties effective at Closing.

Finally, pursuant to the Purchase Agreement, Perry Muller, President of WEG, or his assignee, agreed to pay up to $100,000 of all payments made in settlement of the amounts owed by the Ashdown LLC to Retrievers LLC, and we secured a release from Retrievers LLC of any claim or title in or to the Ashdown Mill property, with Mr. Muller becoming the sole owner of the Ashdown Mill property (the “Retriever’s Settlement”).  Upon completion of the Retriever’s Settlement, Mr. Muller agreed to lease the Ashdown Mill property to the Ashdown LLC and convey the Ashdown Mill to the Ashdown LLC upon repayment to Mr. Muller by the Ashdown LLC of $100,000, plus a loan fee amount of $10,000, all as pursuant to that certain Ashdown Mill Binding Side Letter Agreement, dated May 13, 2009.

Employees

Corporate Office

We have 2 key professionals and 2 support staff to perform management functions. We intend to employ independent contractors to fulfill short-term needs for accounting, permitting, and other administrative functions, and may staff further with employees as we bring new projects on line.

Drilling Services Division

We have suspended the operations of our drilling services division, pending additional funding and project opportunities, and currently do not have any employees in this division.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations. We have incurred net losses of $2,798,747 and $7,056,582 for the years ended December 31, 2009 and 2008, respectively.  As a result, at December 31, 2009 we had an accumulated deficit of $47,421,049 and a total stockholders’ deficit of $6,355,454.  Our revenues have not been sufficient to sustain our operations. We recently sold our member interest in the Ashdown LLC.  The Ashdown LLC has been the only source of our operating revenues for the past three years.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mineral interest. We may not be able to successfully commercialize our mineral interests or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Working Capital Deficit All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the years ended December 31, 2009 and 2008 with respect to the uncertainty of our ability to continue as a going concern.  As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2009, we have generated significant losses from operations, and had an accumulated deficit of $47,421,049 and a total stockholders’ deficit of $6,355,454 at December 31, 2009, which together raises doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to our consolidated financial statements for the year ended December 31, 2009.

The Consideration Received From The Sale Of Our Interest In The Ashdown LLC Is A Promissory Note For $5.3 million, The Collection Of Which Is Uncertain.

As consideration for the sale of our interest in the Ashdown LLC on May 13, 2009, WEG is obligated to pay us $5.3 million , which was satisfied by the issuance of a Limited Recourse Secured Promissory Note.  The Note bears interest at a rate equal to the Wall Street Journal Prime rate plus 2.0%, computed on a quarterly basis beginning April 1, 2009, for a term of 72 months, with the first payment due May 13, 2010.  The Note is secured by the assets and property of the LLC as well as 100% of WEG’s ownership interest in the LLC.  Our sole recourse under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.  Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying consolidated balance sheet as of December 31, 2009, and no gain on disposition of our interest in the Ashdown LLC attributed to the $5.3 million Note has been recorded in the accompanying consolidated statements of operations for the year ended December 31, 2009.

The Mineral Ridge LLC Has Been Recently Formed And Its Ultimate Success Is Uncertain

We currently own a 30% membership interest in the Mineral Ridge LLC which was formed on March 10, 2010.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase our then remaining 20% interest for a period of 24 months following the commencement of commercial production..  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

We May Not Have Access To Capital In The Future As A Result Of Disruptions In Capital And Credit Markets.

Our ability to access capital or credit necessary to continue operations may be hindered by the continuing difficulties in the capital and credit markets both in the U.S. and internationally.  Moreover, longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could affect adversely our access to the liquidity needed for our business in the longer term.  Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities.  The continuation of these disruptions could increase our interest expense and capital costs and could affect adversely our results of operations and financial position including our ability to grow our business through joint ventures, sales or acquisitions.

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

We May Not Be Able to Bring Our Obligations Current.

Due to the financial hardships we faced with the discontinuance of operations at Ashdown and subsequent sale of our membership interest in the Ashdown LLC, certain vendors and lenders of the Company have initiated actions to collect balances that are passed due.  We are attempting to negotiate mutually beneficial settlements with such vendors and lenders.  However, in the event that we do not have or are unable to raise sufficient capital to bring our obligations current or cannot negotiate settlements, we will experience difficulty in achieving our business objectives and will likely experience a negative impact on our business, financial condition and results of operations.

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

In 1992, a federal holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands.  This fee was increased to $125 per claim in 2005 ($133.50 total with the accompanying County fees included).  Beginning in October, 1994, a moratorium on processing of new patent applications was approved.  In addition, a variety of legislation over the years has been proposed by the United States Congress to further amend the General Mining Law.  If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements.

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

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.35 and $0.01.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 3.  LEGAL PROCEEDINGS

With the shutdown of Ashdown operations, the sale of our interest in the Ashdown LLC and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  However, our ability to bring such obligations current is dependent on our ability to raise additional capital.  There can be no assurance that we will be successful in these efforts.

Tetra Financial Group, LLC – On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint in the Third District Court of Utah in Salt Lake County against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two (2) ten-ton hauler trucks.  In February 2010, a settlement agreement was reached with Tetra resulting in no material financial impact to the Company.

Earl Harrison - We received a default judgment dated February 2, 2009 from the Second District Court of the State of Nevada in Washoe County entered in favor of Mr. Earl Harrison, awarding Mr. Harrison $165,197 plus accrued interest through December 31, 2008 of $5,094 and additional interest that accrues at a daily rate of $18.66 until the obligation is paid in full.  The judgment relates to a promissory note and accrued interest stemming from the lease of Mr. Harrison’s mining equipment and other amounts due him prior to the formation of the Ashdown LLC.  Additionally, on May 1, 2009, we received an Execution Order providing for attachment of personal property and/or certain specified amounts of earnings of the Company.  We have been in discussions with Mr. Harrison, and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Ed Staub & Sons Petroleum, Inc. - On April 16, 2009, a complaint was filed in the Sixth District Court of the State of Nevada in Humboldt County against Ashdown LLC, the Company and WEG, requesting payment of $107,992 owed to them by the Ashdown LLC under an Application for Credit for the provision of fuel by the plaintiff, as well as seeking certain other relief, including a temporary restraining order on the proposed sale of the Company’s interest in Ashdown LLC.  The parties have been in discussions and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

DMC-Dynatec Mining Services Corporation - On February 13, 2009, DMC Mining Services Corporation filed a complaint against the Company and the Ashdown Project, LLC in the U.S. District Court, District of Nevada (Reno), claiming approximately $108,448 due for mechanic’s labor based on a service contract  A default judgment as to both the Company and the Ashdown LLC was entered on July 26, 2009, which obligation was expressly assumed by WEG in connection with the closing of the sale of the Company’s interest in the Ashdown LLC on May 13, 2009.  As of the date of this Report, it is our understanding that WEG has negotiated a settlement with DMC Mining with respect to such obligation and that we will be indemnified and held harmless for any liability or obligation to DMC Mining in connection with the sale of our interest in Ashdown.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded since August 6, 1997.  The securities are traded on the OTC Bulletin Board, and quoted on the OTC Bulletin Board under the symbol “GPXM.OB.”  The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board for our past 2 years.  These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2008	High	Low
First Quarter	$0.31	$0.17
Second Quarter	$0.22	$0.16
Third Quarter	$0.19	$0.07
Fourth Quarter	$0.08	$0.01

Year 2009	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.09	$0.03

Holders

On April 5, 2010, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.05 per share.  On April 5, 2010, we had approximately 270 holders of record of common stock and 234,328,762 shares of our common stock were issued and outstanding, plus an additional 33,897,259 shares issuable upon the exercise of outstanding options and warrants.

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

On September 21, 2007, our shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) providing 9% of the total number of outstanding shares of common stock of the Company to be reserved and available for grant and issuance at the effective date of the 2007 Plan, with an increase at the beginning of each year if additional shares of common stock were issued in the preceding year so that the total number of shares reserved and available for grant and issuance, not including shares that are subject to outstanding awards, will be 9% of the total number of outstanding shares of common stock of the Company on that date.  No more than 2,000,000 shares of common stock shall be granted in the form of Incentive Stock Options.  Under the 2007 Plan, grants may be made to any director, officer or employee of the Company or other person who, in the opinion of the Board, is rendering valuable services to the Company, including without limitation, an independent contractor, outside consultant, or advisor to the Company.

The Company has also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by the Company as of April 5, 2010.

Plan Category	(a) Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Security Holders (1)	2,050,000	$0.17	21,315,842
Equity Compensation Plans not Approved by Security Holders (2)	31,847,259	$0.06	—

Total	33,897,259	$0.05	21,315,842
____________

(1) Includes shares issuable upon exercise of stock options to employees and directors under the 2007 Plan.
(2) Includes 2,265,000 shares issuable upon exercise of stock options and 29,582,259 shares issuable upon exercise of warrants and stock purchase rights.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2009, the Company issued a total of 6,500,000 unregistered common shares for the following consideration:

Name	# Shares	Amount	Consideration

Michael Margolin	750,000	$14,962	Cash
Lesweek Pty. Ltd.	2,500,000	49,875	Cash
Bradley Watts	2,250,000	44,888	Cash
Michael Fitzsimonds	1,000,000	100,000	Debt Repayment

	6,500,000	$209,725

We believe these transactions did not involve any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and accordingly are exempt from the registration requirements of the Act and from various similar state exemptions.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2009, neither the Company nor any of its affiliates purchased any equity securities of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown Project LLC (the “Ashdown LLC”) and, on March 10, 2010, closed an agreement dated December, 2009 for the purpose of contributing our Mineral Ridge Mine into the Mineral Ridge LLC to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the consolidated financial statements.

We are pleased to report the completion of the sale of our interest in the Ashdown, LLC and believe that we have received fair and valuable consideration in the form of the note receivable of $5.3 million.  In addition, we believe that substantial value is represented in the assets of the Ashdown LLC that have been pledged as collateral for the note receivable.  However, generally accepted accounting principles preclude us from presenting an asset in our consolidated balance sheet as of December 31, 2009 and recognizing any gain on sale of our interest in the Ashdown LLC attributed to the note due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Therefore, we have recorded a 100% valuation allowance against the $5.3 million note receivable as of December 31, 2009.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

With the sale of our interest in the Ashdown, LLC and the formation of the Mineral Ridge LLC, our primary mining property assets are the Northern Champion molybdenum property located in Ontario, Canada and the Duff claims block, located adjacent to the Ashdown Mine in northwestern Nevada.

In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.  With available funding, we also plan to commence a surface mapping and sampling program covering sections of the 4,400 acres of claims within the Duff claims block, which was acquired in 2007.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $47,421,049 and a total stockholders’ deficit of $6,355,454 at December 31, 2009, which together raises doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The deterioration of capital markets has made it difficult for us to obtain debt and equity financing.  On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby we borrowed $1 million.  Subsequently, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010, and from February 6 to the earlier of the completion of a joint venture with respect to the Mineral Ridge Mine or April 6, 2010.  The loan was repaid in full on March 10, 2010, concurrent with the closing of the Mineral Ridge LLC, however, we remain obligated to Crestview under that certain Debt Restructuring Secured Promissory Note in the principal amount of $1 million issued pursuant to the Bridge Loan and Debt Restructuring Agreement, which has a maturity date of August 6, 2010.

The operations of the Ashdown LLC have also funded a significant portion of our operating costs and expenses.  We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009.  On May 13, 2009, we completed an agreement to sell 100% of its ownership interest in the Ashdown LLC. to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due us will be payable over a 72 month term, and WEG will assume substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay us the $5.3 million promissory note.

On March 10, 2010, subsequent to our year end, we closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, we sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to us by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a deemed price of Cdn $0.50 per share.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to the Mineral Ridge LLC, a joint venture formed to own and operate the Mineral Ridge Mine.  We currently own a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain of our vendors and lenders have initiated actions to collect balances that are past due.  We are negotiating mutually beneficial settlements and payment plans with these parties.  With the closing of the Mineral Ridge LLC, we did receive additional funds to repay certain obligations, including repayment of a $1,000,000 bridge loan.  However, the ability to bring all obligations current is dependent on the our ability to raise additional capital.  Further, there can be no assurance that we will attain a successful level of operations from our other properties, or to continue to raise capital at favorable rates or at all.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements, and several of these critical accounting policies are as follows:

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 7 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of our interest in the Ashdown LLC and the formation of the Mineral Ridge LLC, as of December 31, 2009, we had no proven or probable reserves.  Accordingly, through December 31, 2009, mining equipment and buildings are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production costs and/or metals prices. Reserves may also be revised based on actual production experience once production commences. Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomic to exploit. Should that occur, restatements or reductions in reserves and asset write downs in the applicable accounting periods may be required. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

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

We have estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property, which are included in its consolidated financial statements in liabilities of discontinued operations, in accordance with generally accepted accounting principles, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.

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

Note Receivable.  As of December 31, 2009, the note receivable of $5.3 million received from WEG in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Revenue Recognition.  Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.  Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2009 and 2008, we have fully reduced our deferred tax assets by recording a valuation allowance.

Stock-Based Compensation and Equity Transactions.  We have stock-based compensation plans, which are described more fully in the Notes to our Consolidated Financial Statements.  In accordance with ASC Topic 718, Compensation – Stock Compensation, we measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of ASC Topic 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Additionally, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, we have determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles.  This standard establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended September 30, 2009. We implemented this standard with no material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated into ASC Topic 855, Subsequent Events.  This standard sets forth: (a) the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard is effective for interim and annual periods ending after June 15, 2009, or our fiscal quarter ended June 30, 2009.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance now incorporated into ASC Topic 810, Consolidation, that requires the ownership interests in subsidiaries held by parties other than the parent (minority interests) be clearly identified, labeled, and presented within the equity section of the consolidated balance sheet.  The guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The guidance is effective for fiscal years beginning on or after December 15, 2008, or our fiscal year beginning January 1, 2009.  Effective January 1, 2009, we revised our presentation for the noncontrolling interest in the Ashdown LLC in the accompanying consolidated financial statements for the years ended December 31, 2009 and 2008.

RESULTS OF OPERATIONS

Revenues

With the sale of our interest in the Ashdown LLC and the presentation of its operations as discontinued operations in our consolidated financial statements, we reported no sales of minerals for the years ended December 31, 2009 and 2008.

During the year ended December 31, 2009, we had rental income from the use of our drilling equipment of $63,056.  We had no rental income in the prior year.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed consolidated statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

General and administrative expenses were $1,760,363 and $3,023,051 for the years ended December 31, 2009 and 2008, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The decrease in the current year is due to the substantial reduction in the number of employees and related administrative expenses pursuant to the suspension of operations at Ashdown and the sale of our interest in the Ashdown LLC.

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $78,438 and $109,702, respectively.  Depreciation and amortization expense in the current year is less than in the prior year due to the retirement of certain mining and milling equipment in the current year.

Royalties expense for the year ended December 31, 2009 was $70,090, representing an amount that was converted to a note payable to an officer of the Company.  Royalties expense for the year ended December 31, 2008 was $1,158,337, comprised of cash royalty payments to members of Ashdown Milling and the issuance of our common stock to two of its members to buy out their membership interests in Ashdown Milling, thus reducing future royalty obligations on Ashdown LLC production.

Other Income (Expense)

Interest and other income for the year ended December 31, 2009 and 2008 was $4,541 and $11,264, respectively.  The decrease in interest and other income in the current year is due to decreased levels of interest-bearing deposits.

Interest expense for the years ended December 31, 2009 and 2008 was $760,521 and $97,089, respectively.  The increase in interest expense during the current year is due primarily to the addition of $2,000,000 of interest-bearing debt in the first quarter of 2009 and interest expense recorded upon the issuance of warrants associated with fund raising activities.

During the years ended December 31, 2009 and 2008, we reported a gain on extinguishment of debt of $1,032,579 and $46,528, respectively.  The increase in the gain in the current year resulted primarily from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

We reported a loss on sale of marketable securities in the year ended December 31, 2008 of $141,482.  We had no marketable security transactions during the year ended December 31, 2009.

Gains or losses on the disposal of property and equipment were insignificant to our consolidated financial statements in the years ended December 31, 2009 and 2008.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our consolidated financial statements as discontinued operations for the years ended December 31, 2009 and 2008, including the following:

	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$321,115	$-	$321,115	$10,537,370	$-	$10,537,370

Loss before income taxes	$(668,186)	$(593,423)	$(1,261,609)	$(1,014,488)	$(2,062,188)	$(3,076,676)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	(668,186)	(593,423)	(1,261,609)	(1,014,488)	(2,062,188)	(3,076,676)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-
Loss from discontinued operations	(903,489)	(593,423)	(1,496,912)	(1,014,488)	(2,062,188)	(3,076,676)
Loss from discontinued operations attributable to noncontrolling interest	267,274	-	267,274	496,352	-	496,352
Loss from discontinued operations attributable to the Company	$(636,215)	$(593,423)	$(1,229,638)	$(518,136)	$(2,062,188)	$(2,580,324)

The Ashdown LLC commenced operations and had its first sale of molybdenite concentrates in December 2006, with operations and sales ramping up during most of 2007.  We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009, the date we sold our interest in the Ashdown LLC.  No amounts for the Ashdown LLC are included in our consolidated statements of operations subsequent to that date.

The Ashdown LLC reported a loss of $668,186 for the year ended December 31, 2009 compared to a loss of $1,014,488 for the year ended December 31, 2008.  As discussed above, mining operations were suspended and we had only incidental revenues in fiscal 2009 up to the date of sale of our interest in the Ashdown LLC.  We recognized a loss on sale of the interest in the Ashdown LLC of $235,303 in the year ended December 31, 2009.

Amounts included in loss from discontinued operations for the Mineral Ridge Mine include costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of related activities of our drilling department.

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $47,421,049 and a working capital deficit of $6,201,847 at December 31, 2009.

During the year ended December 31, 2009, we used net cash of $1,220,429 in operating activities, compared to $1,314,903 net cash used in operating activities during the year ended December 31, 2008.  The decrease in net cash used in operating activities in the current year is primarily due to the elimination of the non-cash gain on extinguishment of debt of $1,032,579 in the current year calculation.  Substantially all of the gain on extinguishment of debt resulted from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

During the year ended December 31, 2009, net cash provided by investing activities was $896,528 consisting of $900,000 in deposits received from Scorpio Gold, $353 in proceeds for the purchase of property and equipment, partially offset by the acquisition of property and equipment of $3,825.  During the year ended December 31, 2008, net cash used in investing activities was $222,498 consisting of $243,057 for the purchase of property and equipment, partially offset by proceeds from the sale of marketable securities of $20,559.

During the year ended December 31, 2009, net cash provided by financing activities was $1,117,997, comprised of proceeds from the issuance of debt of $1,000,000, proceeds from the amounts due related parties of $6,000, proceeds from the issuance of common stock of $249,400, and proceeds from the exercise of options and warrants of $3,000, partially offset by the payment of severance obligations of $21,429, debt of $72,905 and amounts due related parties of $46,069.

During the year ended December 31, 2008, net cash provided by financing activities was $636,807, comprised of proceeds from the amounts due related parties of $171,370, proceeds from the issuance of common stock of $739,122, and proceeds from the exercise of options and warrants of $25,658, partially offset by payments of severance obligations of $113,247, debt of $31,172, amounts due related parties of $114,898 and the payments of production payment obligation – related party of $40,026.

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

We entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold for the purpose of completing due diligence prior to entering into a possible joint venture to place the Mineral Ridge Mine into production.  Upon execution of the letter agreement, Scorpio Gold paid us $50,000 and commenced a 15 day due diligence period.  On June 18, 2009, Scorpio Gold notified us that it had completed preliminary due diligence and intended to proceed with the acquisition of the Mineral Ridge Mine and the formation of a joint venture.

Through December 31, 2009, Scorpio Gold paid us an additional $850,000 plus certain expenses, as part of ongoing monthly payments to be credited toward the ultimate purchase price while the parties finalized negotiations and definitive agreements.  The payments to us are non-refundable, and the total payments through December 31, 2009 of $900,000 have been recorded as a deposit, a current liability.

On March 10, 2010, subsequent to year end, we closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, we sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to us by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a deemed price of Cdn $0.50 per share.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to the Mineral Ridge LLC to own and operate the Mineral Ridge Mine.  We also contributed to the Mineral Ridge LLC our interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  We currently own a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase our then remaining 20% interest for a period of 24 months following the commencement of commercial production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

In connection with the closing of the Members’ Agreement and the formation of the Mineral Ridge LLC on March 10, 2010, we repaid the $1,000,000 Bridge Loan and Crestview released its security interest in the Mineral Ridge Mine.

At December 31, 2009, we had cash of $94,785, but total current liabilities of $6,312,136.  Our current liabilities at December 31, 2009 included deposits received from Scorpio Gold totaling $900,000, which were credited to the cash portion of the purchase price of our 70% interest in the Mineral Ridge Mine. With no operating revenues and difficulties experienced in raising debt and equity capital, our current cash and cash equivalents and the proceeds from the sale of our interest in the Mineral Ridge Mine will be sufficient for our current level of operations in the near term.  We have, however, significantly reduced our operating costs, including a reduction in force.  In order to increase the level of our operations, commence again the activities of our drilling department and explore or develop our mineral properties, we will require additional capital.

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

On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt in the amount of $1,974,456 owed by us to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007 (the “Original Debt”).

Pursuant to the Agreement, we borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  On October 26, 2009, we and the Lender agreed to restructure the Bridge Note to extend the maturity date from November 6, 2009 to February 6, 2010.  Pursuant to a side letter agreement between the Company and the Lender dated January 13, 2010, the Lender agreed to extend the Maturity Date for successive one week periods for an extension fee of $10,000 per weekly period, prorated for any portion thereof, but in no event beyond April 6, 2010.  On March 10, 2010, the Bridge Note was repaid in full concurrently with the formation of the Mineral Ridge LLC.

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was recorded as a production payment obligation, a current liability in our consolidated balance sheet as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, we executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of August 6, 2010, as well as issue certain warrants to purchase Company common stock as further described below.  As a result, we recorded a gain on extinguishment of debt of $974,456 in the accompanying consolidated statement of operations for the year ended December 31, 2009.  Upon formation of the joint venture with Scorpio US in relation to the Mineral Ridge Property, we issued an irrevocable assignment to the Lender of 50% of all distributions to be made to us by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

On October 26, 2009, the Company and Crestview also agreed to restructure the terms of the $1 million Debt Restructuring Note to change the maturity date from February 6, 2011 to August 6, 2010.  We executed an Amended and Restated Debt Restructuring Promissory Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require us to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by us.  As a result of the change in the maturity date, the Debt Restructuring Loan of $1 million has been recorded as a current liability in the accompanying consolidated balance sheet at December 31, 2009.

We paid the Lender $50,000 as part of the consideration for amending each of the Bridge Loan and debt restructuring agreements set forth above.

As of the Closing of the Bridge Loan and Debt Restructuring, and as additional consideration for the restructuring of the Original Debt, we issued to the Lender warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”). The Debt Restructuring Warrants and the Bridge Warrants (collectively referred to herein as the “Warrants”) are subject to certain registration rights, which the Lender, at present, has agreed to waive in lieu of utilizing Rule 144, as necessary, to remove any restrictive legends on its securities.  The provisions of the Debt Restructuring Warrants were modified pursuant to an Amended and Restated Restructuring Warrant dated October 29, 2009 to provide that in the event there is an issuance of shares or common stock, convertible debt or equity, or warrants or options, at a price per share or convertible or exercisable at a price per share below the Warrant Price (as defined), then the Warrant Price shall be reduced to the price per share of the common stock so issued or issuable, and the number of Warrant Shares (as defined) shall be adjusted to the extent required to enable the Holder to acquire additional shares of common stock representing the same percentage of the shares issued and/or issuable as a result of the transaction as the number of Warrant Shares exercisable immediately prior to the transactions represents of the number of shares of common stock issued and outstanding immediately prior to the transaction.

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

Pursuant to the Agreement, in consideration of our issuance of the Bridge Note, the Debt Restructuring Note, the Debt Restructuring Warrants, and the Amended Security Agreement, the Lender released us from all past, present, and future claims relating to the Original Debt provided that we pay the interest and principal of the current obligations on the day such interest and principal become payable.

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

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

We believe that our consolidated financial statements for the year ended December 31, 2009 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and positions with us held by each person.  Our Board of Directors (the “Board”) consists of 6 seats.  Directors serve for a term of one (1) year and stand for election at our annual meeting of shareholders.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy that occurs on the Board between annual meetings.  Our executive officers are appointed by our Board of Directors.  There are no family relationships among our directors and executive officers.

Name	Age	Position

Thomas J. Klein	47	Chief Executive Officer, Director
J. Roland Vetter	58	Chief Financial Officer, Director
Robert P. Martin	59	President, Secretary, Chairman of the Board, Director
David A. Caldwell	49	Former Chief Executive Officer, Former Chief Financial Officer, Former Director
Corby G. Anderson	53	Director
Kent D. Aveson	57	Director
Clyde C. Harrison	66	Director, Chair of the Audit Committee
Donald R. Prahl	63	Former Chief Operating Officer

Biographies

Thomas J. Klein.  Mr. Klein has been a director of the Company since December, 2008 and was appointed to the position of Chief Executive Officer, effective February 1, 2010.  Mr. Klein is a Tier One capital markets advisor having specialized in high net worth corporate and trust accounts for a premier Canadian bank.  Additionally, Mr. Klein advises resource-based small cap companies, assisting in all aspects of creative funding and restructuring.  Mr. Klein has recently co-founded MI3 Capital, which is focused on investing in the resource sector, specifically those companies that are in or near production.  From May, 1996 to August, 2001, Mr. Klein was an investment advisor at Scotia Capital Markets in the wealth management division providing investment portfolio advice for high net worth private and corporate clients.  From September, 2001 to March, 2003, Mr. Klein joined Blackmont Capital, Inc. as an investment advisor and served on the internal listing committee.  Mr. Klein provided advice to corporate clients for mergers and acquisitions as well as initial public offerings.  From April, 2003 to October, 2003, Mr. Klein worked in Institutional Sales with PI Financial Corp.  Since October, 2003, Mr. Klein has worked as a consultant for Private Venture Capital, providing specialized advice to public and private small cap companies in the resource and high tech sectors.

J. Roland Vetter.  Mr. Vetter was appointed as the Company’s Chief Executive Officer, effective February 1, 2010.  Mr. Vetter is also a Director and served as the Chairman of the Audit Committee of the Company from May, 2008 until February 1, 2010.  Since 2006, Mr. Vetter has been the CFO of QuadTech International, Inc.  Since 2004, Mr. Vetter has been CFO and a director of iPackets International, Inc.  Since May 2008, Mr. Vetter has been CFO of Albonia Innovative Technologies, Ltd.  Since April 2008, Mr. Vetter has been CFO of Conventus Energy, Inc.  From 2002 to 2008, Mr. Vetter was a director of Dasek Securities, Ltd., a Bermuda company.  From 2003 to 2005, Mr. Vetter was the president and CFO of Cardinal Minerals, Inc.  From 2003 to 2004, Mr. Vetter was the CFO of Globetech Ventures, Inc.  From 2005 to 2007, Mr. Vetter was the President and CFO of International Gold Resources, Inc.  From 1986 to 1998, Mr. Vetter held various positions with Zimco Group, part of the New Mining Business Division of Anglo American Corporation.  Mr. Vetter was the former Group Financial Services Director for the Zimco Group and a former Chairman of the Anglo American Audit Liaison Committee.  Mr. Vetter is a member of both the Canadian and South African Institute of Chartered Accountants.  He earned his Bachelor of Commerce and Bachelor of Accounting degrees from the University of the Witwatersrand in South Africa.

Robert P. Martin.  Effective February 1, 2010, Mr. Martin was appointed to serve as the Chairman of the Company’s Board.  Mr. Martin has been President of the Company since January, 2007 and Corporate Secretary since January, 2006.  Mr. Martin served as Executive Vice President from January, 2006 to January, 2007.  Mr. Martin first joined the Company as Director of Corporate Development in 2005.  Since 1992, Mr. Martin has been the co-owner, CEO and Vice President of Waikiki Beach Activities, Inc., a Hawaii-based beach and pool concessionaire under contract to the Hilton Corporation.  Mr. Martin’s background includes company turn-arounds, communications, public relations and human resources.  He holds a Bachelor of Science degree in Political Science from Washington University and completed post-graduate business studies at the University of Washington.  Since 1985, Mr. Martin has donated time as President of Pacific Marine Research, a non-profit education organization based in Seattle, Washington.

David A. Caldwell. Effective February 1, 2010, Mr. Caldwell resigned as the Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of the Company.  Mr. Caldwell had been a Director of the Company since its inception in 1997.  He had been the Chief Executive Officer since January, 2007 and the Chief Financial Officer since November, 2008.  Mr. Caldwell served as President and Chief Operating Officer from January, 2006 to his appointment as Chief Executive Officer in January, 2007.  Further information regarding Mr. Caldwell’s separation can be found on our Current Report on Form 8-K as filed with the SEC on January 29, 2010.

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

Clyde C. Harrison.  Mr. Harrison has been a director of the Company since June 27, 2009.  Mr. Harrison was appointed Chair of the Company’s Audit Committee, effective February 1, 2010.  Most recently, Mr. Harrison was the Founding Member of Beeland Management Company, LLC.  During his 5-year tenure as its CEO, Mr. Harrison managed the Rogers Raw Materials Index Funds, which gained 150% while the benchmark S&P index gained 1%.  From 2004 until 2007, Mr. Harrison was a member of the board of directors of Geocom Resources, Inc., an early exploration stage mineral resource company.  Mr. Harrison has served as a pension fund consultant and has extensive experience as a derivative trader.  Mr. Harrison began his career in 1968 in finance with Lamson Brothers.  In 1974, he became General Partner with Carl Icahn, managing hedge positions for corporate takeovers.  Mr. Harrison later served as a consultant to Commerz Bank, creating the risk control system employed to relocate their futures headquarters from Europe to Chicago.  Mr. Harrison has also served as General Partner for a number of private investment and trading funds.  Mr. Harrison is a former member of the Managed Futures Committee of the Chicago Mercantile Exchange.  He has consulted for NBD Bank and Northern Trust, and Mr. Harrison has served as a Special Consultant to the Chairman of the Chicago Board Options Exchange.  Mr. Harrison is a prior member of the International Monetary Market.

Donald R. Prahl.  Mr. Prahl served as the Company’s Chief Operating Officer from January 31, 2007 until July 28, 2009, when the Company and Mr. Prahl entered into a Separation Agreement.  Formerly, beginning on August 14, 2006 and ending on January 31, 2007, Mr. Prahl served as the Vice President of Operations of the Company and the Interim General Manager at the Ashdown Mine.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert

We have established a separate Audit Committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We believe Mr. Vetter, former Audit Committee Chairman, was an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K during the fiscal year ended December 31, 2009.  Currently, we believe Mr. Harrison, current Audit Committee Chairman is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

After review and discussions, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Committee also recommended to the Board that HJ & Associates, LLC be appointed as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Two independent directors currently serve on our Audit Committee: Mr. Harrison (Audit Committee Chairman) and Dr. Anderson.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2009 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 5 years.

Code of Ethics

We have adopted a code of ethics, which is available at our website at www.golden-phoenix.com.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices.  Our executive compensation philosophy and the elements of our executive compensation program in fiscal 2009 are summarized as follows:

•	The main objectives of our executive compensation program are attracting, motivating and retaining the best executives and aligning their interests with our strategy of maximizing shareholder value.

•
During fiscal 2009, total direct compensation under our executive compensation program consisted of base salary generally determined by employment contracts and long-term equity incentive opportunities.  However, due to ongoing financial difficulties in 2009, significant portions of executive compensation obligations were deferred until such time as additional capital is available. There were no bonus opportunities in fiscal year 2009.

•
The Compensation Committee is responsible for evaluating and setting the compensation levels of our executive officers.  In setting compensation levels for executive officers other than the Chief Executive Officer, the Compensation Committee solicits the input and recommendations of our Chief Executive Officer (formerly, David A. Caldwell; currently, Thomas J. Klein).

•	The Compensation Committee did not engage outside consultants in determining fiscal year 2009 executive compensation.

•	The Compensation Committee considers all relevant competitive factors in determining compensation for our executive officers.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended December 31, 2009 and December 31, 2008, respectively:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas J. Klein Chief Executive Officer(2)	2009 2008	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-

J.Roland Vetter Chief Financial Officer(3)	2009 2008	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-

Robert P. Martin President	2009 2008	$- $116,108	$- $-	$- $-	$9,611 $16,018	$- $-	$- $-	$12,970(6) $-	$22,581 $132,126

Former Executive Officers
David A. Caldwell Former Chief Executive Officer and Chief Financial Officer(4)	2009 2008	$- $127,048	$- $-	$- $-	$9,611 $16,018	$- $-	$- $-	$- $-	$9,611 $143,066

Donald R. Prahl Former Chief Operating Officer(5)	2009 2008	$- $96,154	$- $-	$- $-	$12,814 $32,827	$- $-	$- $-	$18,000(7) $-	$30,814 $128,981

(1)           The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2009 and 2008 in accordance with SFAS 123(R).

(2)           Mr. Klein was appointed as Chief Executive Officer, effective February 1, 2010.  Note that the numbers stated for compensation received in this table only reflect compensation received in Mr. Klein’s capacity as an executive officer.  Director compensation is provided below.

(3)           Mr. Vetter was appointed as Chief Financial Officer, effective February 1, 2010.  Note that the numbers stated for compensation received in this table only reflect compensation received in Mr. Vetter’s capacity as an executive officer.  Director compensation is provided below.

(4)           Mr. Caldwell resigned as Chief Executive Officer and Chief Financial Officer effective February 1, 2010.

(5)           Mr. Prahl resigned as Chief Operating Officer on July 28, 2009.

(6)           The other compensation paid to Mr. Martin in 2009 consisted of a commission earned pursuant to his Supplemental Compensation Agreement, discussed further below.

(7)           The other compensation paid to Mr. Prahl in 2009 consisted of miscellaneous non-employee compensation.

The officers’ deferred compensation as of December 31, 2009 is payable to the following officers or former officers of the Company:

David A. Caldwell	$352,873
Robert P. Martin	268,570
Other	14,915

$636,358

The officers’ compensation has been deferred in accordance with the employment agreements of the respective officers due to working capital constraints, and was not part of a formal compensation deferral program which would allow the officers to defer awards earned under other compensation plans.

Outstanding Equity Awards at December 31, 2009 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

David A. Caldwell(1)	200,000	-	-	0.15	02/27/2010
David A. Caldwell	600,000	-	-	0.24	02/13/2011
David A. Caldwell	250,000	-	-	0.19	05/08/2013
David A. Caldwell	200,000	-	-	0.19	05/08/2013
Robert P. Martin	50,000	-	-	0.15	02/27/2010
Robert P. Martin	40,000	-	-	0.19	02/02/2010
Robert P. Martin	200,000	-	-	0.24	02/13/2011
Robert P. Martin	250,000		-	0.19	05/08/2013

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

(1)           Mr. Caldwell resigned as Chief Executive Officer and Chief Financial Officer effective February 1, 2010.

Compensation of Directors

Starting January 1, 2007, the Company adopted a stipend system to compensate our directors, whereby each director receives $1,000 per month.  Subsequent to our year ended December 31, 2009, the Board revised this policy such that director stipends are $500 per month.  Further, reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence of payment therefore.  The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas J. Klein(2)	$8,000	$-	$1,520	$-	$-	$-	$9,520

Corby G. Anderson	$14,000	$-	$-	$-	$-	$-	$14,000

Kent D. Aveson	$8,000	$-	$-	$-	$-	$-	$8,000

Clyde C. Harrison	$4,000	$-	$2,562	$-	$-	$-	$6,562

J. Roland Vetter(3)	$13,000	$-	$-	$-	$-	$-	$13,000

David A. Caldwell(4)	$13,000	$-	$-	$-	$-	$-	$13,000

(1)           The amounts for stock awards and option awards reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2009 in accordance with SFAS 123(R).

(2)           Mr. Klein was appointed as Chief Executive Officer, effective February 1, 2010.  This table only reflects compensation received by Mr. Klein in his capacity as a director.

(3)           Mr. Vetter was appointed as Chief Financial Officer, effective February 1, 2010.  This table only reflects compensation received by Mr. Vetter in his capacity as a director.

(4)           Mr. Caldwell resigned as Chief Executive Officer and Chief Financial Officer effective February 1, 2010.

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

On September 21, 2007, the Shareholders approved the 2007 Equity Incentive Plan providing for 9% of the total number of outstanding shares of the Company’s common stock at the beginning of each fiscal year to be available for issuance of awards of Incentive and Nonqualified Stock Options, Stock and Stock Appreciation Rights.  However, not more than 2,000,000 shares of stock shall be granted in the form of Incentive Stock Options.  On July 15, 2008, 10,000,000 shares underlying the options under this 2007 Equity Incentive Plan were registered with the U.S. Securities and Exchange Commission.

Employment Agreements of Executive Officers and Directors

David A. Caldwell

On January 25, 2010, we entered into an Employment Separation and Severance Agreement, dated as of January 19, 2010, with David A. Caldwell, our then-current CEO, interim CFO and a member of the Company’s Board (the “Caldwell Separation Agreement”).  Pursuant to the terms of the Caldwell Separation Agreement, Mr. Caldwell resigned from his positions as CEO, CFO and as a member of the Board effective as of February 1, 2010.  The Caldwell Separation Agreement terminated the Employment Agreement between the Company and Mr. Caldwell dated February 27, 2006, as amended by that certain Addendum to Employment Agreement dated January 31, 2007 (collectively, the “Caldwell Employment Agreement”).

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, we agreed to: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,378.57 upon the earlier to occur of the Company’s closing of a transaction involving the Company’s Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Caldwell Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Caldwell Note”), in the principal amount of $366,623.32, such Caldwell Note to accrue interest at a rate of 2.0% per annum, with a maturity date 24 months from the date of the Caldwell Separation Agreement.  Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of Company common stock in lieu of cash payments for the Caldwell Note and the Caldwell Subsequent Payment.

Robert P. Martin

The Company entered into an Employment Agreement with Robert P. Martin on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007 (the “Martin Employment Agreement”).  Pursuant to the Martin Employment Agreement, Mr. Martin currently serves as the full time President of the Company at an annual salary of $135,000.  Portions of Mr. Martin’s salary were deferred during 2008 and 2009.

On February 13, 2006, Mr. Martin was granted 200,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share.  One fourth of the options vest each 90 day period from the date of the grant date, resulting in 100% vesting on February 13, 2007.  The options have a term of 5 years and are subject to other standard terms and conditions under the applicable stock option plan of the Company.  Mr. Martin has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of 24 months following termination of his employment.

On May 18, 2009, the Company entered into a Supplemental Compensation Agreement with Mr. Martin, whereby Mr. Martin is to provide specific services to the Company in his roles as an executive officer of the Company, in connection with and in support of the Company’s continued financing and debt conversion efforts.  As compensation for such services Mr. Martin is to receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Martin Initial Compensation”).  Such Martin Initial Compensation is to serve to offset the expenses incurred by Mr. Martin in his attempt to help secure the Company future financing.  Pursuant to the Supplemental Compensation Agreement, Mr. Martin was to be obligated to incur expenses or purchase Company debt up to the full value of the Martin Initial Compensation.

In addition, Mr. Martin is eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company or in connection with a property transaction related to the Mineral Ridge mining property, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Mr. Martin’s efforts (“Martin Subsequent Compensation”).  Pursuant to the Supplemental Compensation Agreement, the warrants associated with the Martin Subsequent Compensation are to vest pro-rata as efforts are made to secure the $200,000 financing, the property transaction or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

Furthermore, for all financing obtained by Mr. Martin’s efforts resulting in the Company receiving at least $200,000, the completion of a property transaction or resulting in the retirement of the Company’s existing debt in excess of $500,000, Mr. Martin is eligible for certain additional compensation to be determined by the Company’s Board of Directors, payable in cash or in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of closing.

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Martin Initial Compensation pursuant to an applicable registration statement filed with the SEC.

Donald R. Prahl

On July 28, 2009, the Company entered into an Employment Separation Agreement with Donald R. Prahl (the “Prahl Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Prahl resigned as the COO of the Company and from all other positions held with the Company or on behalf of the Company, effective July 28, 2009.  The Separation Agreement terminates: the Employment Agreement, dated August 14, 2006, between the Company and Mr. Prahl whereby Mr. Prahl assumed the roles of Vice President of Operations of the Company and of Interim General Manager at the Ashdown Mine and the Addendum to the Employment Agreement between the Company and Mr. Prahl dated January 31, 2007, pursuant to which Mr. Prahl became COO of the Company (collectively the “Prahl Employment Agreement”).

Under the terms of the Prahl Separation Agreement, the Company agreed to: (i) pay Mr. Prahl 1 year of his base salary of $125,000 as severance, of which $85,000 will be converted into 4,341,164 restricted shares of the Company’s common stock, and the remaining $40,000 will be paid in cash upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (ii) pay Mr. Prahl $655 for expenses incurred in connection with his employment as soon as reasonably practicable out of available funds, with any unpaid balance due upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (iii) credit the $18,000 that was previously advanced to Mr. Prahl as payment in full of any and all outstanding consulting fees owed to Mr. Prahl for the period from November 2008 through July 2009; and (iv) immediately vest any unvested portion of Mr. Prahl’s currently outstanding stock options to purchase shares of the Company’s common stock.  Further, Mr. Prahl agreed to a non-solicitation clause with a term of 18 months from the Effective Date and provided the Company with a general release of liability and claims.

Thomas Klein

On January 16, 2009, the Company entered into a Consulting Agreement with Thomas Klein, whereby Mr. Klein is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts (“Klein Consulting Agreement”).

As compensation for his consulting services, and as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008 and now formalized in the Klein Consulting Agreement, Mr. Klein will receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price, totaling $11,835 (“Klein Initial Compensation”).  Such Klein Initial Compensation shall serve to offset the expenses incurred by Mr. Klein in his attempt to help secure the Company future financing.  Pursuant to the Klein Consulting Agreement, Mr. Klein will be obligated to incur expenses or purchase Company debt up to the full value of the Klein Initial Compensation.

In addition, Mr. Klein will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Mr. Klein’s efforts (“Klein Subsequent Compensation”).  Pursuant to the Klein Consulting Agreement, the warrants associated with the Klein Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

Furthermore, for all financing obtained by Mr. Klein’s efforts above $200,000 or resulting in the retirement of the Company’s existing debt in excess of $500,000, Mr. Klein will be eligible for a 10% finder’s fee paid either in cash or, at the discretion of the finder, in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of contracting.

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Klein Initial Compensation, Klein Subsequent Compensation and finder’s fee Compensation pursuant to an applicable registration statement filed with the SEC. Mr. Klein has agreed to a non-competition clause and a non-solicitation clause, both applicable during the course of Mr. Klein’s consulting services to the Company and for a period to end 12 months after termination of the Agreement.

Corby Anderson

On April 16, 2009, the Company entered into a Consulting Agreement with Allihies Engineering, Incorporated, a Montana corporation, and its President, Dr. Corby Anderson, whereby Dr. Anderson is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts (the “Anderson Consulting Agreement”).  Dr. Anderson currently serves on the Company’s Board of Directors and Governance Committee.

As compensation for his consulting services, Dr. Anderson will receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Anderson Initial Compensation”).  Such Anderson Initial Compensation shall serve to offset the expenses incurred by Dr. Anderson in his attempt to help secure the Company future financing.  Pursuant to the Anderson Consulting Agreement, Dr. Anderson will be obligated to incur expenses or purchase Company debt up to the full value of the Anderson Initial Compensation.

In addition, Dr. Anderson will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company or in connection with a property transaction related to the Mineral Ridge mining property, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Dr. Anderson’s efforts (“Anderson Subsequent Compensation”). Pursuant to the Agreement, the warrants associated with the Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing, the property transaction or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

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

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Anderson Initial Compensation pursuant to an applicable registration statement filed with the SEC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at April 5, 2010 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 234,328,762 shares that were issued and outstanding on April 5, 2010, and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

David A. Caldwell (2)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	2,715,703	1,050,000	3,765,703	1.61%

Robert P. Martin (3)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	3,619,929	550,000	4,169,929	1.78%

J. Roland Vetter (4)
1675 E. Prater Way, Suite 102
Sparks, NV 89434		100,000	100,000	*

Corby G. Anderson (5)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	528,500	200,000	728,500	*

Kent D. Aveson (6)
1675 E. Prater Way, Suite 102
Sparks, NV 89434		200,000	200,000	*

Thomas J. Klein (7)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	1,500,000	1,600,000	3,100,000	1.32%

Clyde C. Harrison
1675 E. Prater Way, Suite 102
Sparks, NV 89434	100,000	-	100,000	*

Total Officers and Directors	8,464,132	3,700,000	12,164,132	5.19%
____________
* Less than 1%

(1)	Represents stock options and stock warrants exercisable at April 5, 2010 or within sixty (60) days of April 5, 2010.

(2)	Mr. Caldwell holds options for 600,000 common shares exercisable at $0.24, and 450,000 common shares exercisable at $0.19 per share.

(3)	Mr. Martin holds options for 100,000 common shares exercisable at $0.045 per share, 200,000 common shares exercisable at $0.24 per share and 250,000 common shares exercisable at $0.19.

(4)	Mr. Vetter holds options for 100,000 common shares exercisable at $0.22 per share.

(5)	Mr. Anderson holds options for 100,000 common shares exercisable at $0.36 per share and 100,000 common shares exercisable at $0.19 per share.

(6)	Mr. Aveson holds options for 100,000 common shares exercisable at $0.36 per share and 100,000 common shares exercisable at $0.19 per share.

(7)	Mr. Klein holds options for 100,000 common shares exercisable at $0.02 per share and warrants for 1,500,000 common shares exercisable at $0.0079 per share.

Equity Compensation Plan Information

For information regarding our equity compensation plans, please see Item 5, above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On September 26, 2005, we entered into a Production Payment Purchase Agreement with Ashdown Milling Co. LLC (“Ashdown Milling”).  Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, $650,000 received in 2006 and $850,000 received in 2005, of which $904,567 had been recorded as a production payment obligation – related parties.  We repaid the $904,567 obligation in 2007 and 2008.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  The Company subsequently bought out the member interests of two members of Ashdown Milling, thereby reducing its production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.  No royalties expense to related parties was recorded for the year ended December 31, 2009.  As a consequence of the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  We expect to pay the remaining royalty obligation as sales proceeds are received from Win-Eldrich Mines Limited.

Certain officers and former officers of the Company have advanced funds to the Company in the form of interest-bearing promissory notes.  In addition, we have a note payable to a former employee and the former manager of the Ashdown mine resulting from the acquisition of the mill at the Ashdown mine and for rental payments and other amounts owed.  These obligations, including accrued interest payable, as of December 31, 2009 are summarized as follows:

	Principal	Interest	Total
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	$166,407	$11,830	$178,237
Notes payable to David A. Caldwell, a former Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	40,866	4,513	45,379
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%	160,524	48,033	208,557
	$367,797	$64,376	$432,173

Director Independence

Our Board of Directors consists principally of independent directors, as determined by Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates.  The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity.  The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

In accordance with these guidelines, the Board has determined that Corby G. Anderson, Kent D. Aveson and Clyde C. Harrison are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ & Associates, LLC.  We retained the firm of HJ & Associates, LLC as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009.  We have appointed HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2010.

Audit Fees

For the fiscal years ended 2009 and 2008, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $72,113 and $65,716, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for tax compliance services.  There was no tax-planning advice provided in 2009 or 2008.

All Other Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for services other than services described above.

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

GOLDEN PHOENIX MINERALS, INC.

Date: April 9, 2010	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2010	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Thomas Klein	Chief Executive Officer and Director	April 9, 2010
Thomas Klein

/s/ Robert P. Martin	President and Secretary and Director	April 9, 2010
Robert P. Martin

/s/ J. Roland Vetter	Chief Financial Officer and Director	April 9, 2010
J. Roland Vetter

/s/ Corby G. Anderson	Director	April 9, 2010
Corby G. Anderson

/s/ Kent D. Aveson	Director	April 9, 2010
Kent D. Aveson

/s/ Clyde Harrison	Director	April 9, 2010
Clyde Harrison

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Golden Phoenix Minerals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Golden Phoenix Minerals, Inc.'s internal control over financial reporting as of December 31, 2009, and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $47,421,049 and has a total stockholders’ deficit of $6,355,454 at December 31, 2009, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 9, 2010

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$94,785	$454
Prepaid expenses and other current assets	15,504	11,544
Inventories	—	30,637
Total current assets	110,289	42,635

Property and equipment, net	285,006	371,557

Other assets:
Deposits	106,590	107,046
Note receivable	—	—
Assets of discontinued operations	2,552,400	5,969,060
Total other assets	2,658,990	6,076,106

	$3,054,285	$6,490,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,273,547	$1,253,489
Accrued liabilities	1,005,433	573,156
Current portion of severance obligations	165,201	100,170
Current portion of long-term debt	2,535,782	176,549
Production payment obligation	—	1,974,456
Amounts due to related parties	432,173	458,531
Deposits received	900,000	—
Total current liabilities	6,312,136	4,536,351

Long-term liabilities:
Severance obligations	—	86,460
Long-term debt	61,173	142,506
Liabilities of discontinued operations	3,036,430	6,439,917
Total long-term liabilities	3,097,603	6,668,883

Total liabilities	9,409,739	11,205,234

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 223,180,210 and 205,510,457 shares issued and outstanding, respectively	223,180	205,510
Additional paid-in capital	40,842,415	40,127,362
Common stock subscriptions receivable	—	(121,187)
Accumulated deficit	(47,421,049)	(44,622,302)
Total Company’s stockholders’ deficit	(6,355,454)	(4,410,617)
Noncontrolling interest in discontinued operations	—	(304,319)
Total stockholders’ deficit	(6,355,454)	(4,714,936)

	$3,054,285	$6,490,298

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2009	2008

Rental income	$63,056	$—

Operating costs and expenses:
General and administrative expenses	1,760,363	3,023,051
Depreciation and amortization expense	78,438	109,702
Royalties	70,090	1,158,337

Total operating costs and expenses	1,908,891	4,064,697

Loss from operations	(1,845,835)	(4,291,090)

Other income (expense):
Interest income	4,541	11,264
Interest expense	(760,521)	(97,089)
Gain on extinguishment of debt	1,032,579	46,528
Loss on sale of marketable securities	—	(141,482)
Gain (loss) on disposal of property and equipment	127	(4,389)

Total other income (expense)	276,726	(185,168)

Loss from continuing operations before income taxes	(1,569,109)	(4,476,258)

Provision for income taxes	—	—

Loss from continuing operations attributable to the Company	(1,569,109)	(4,476,258)

Loss from discontinued operations:
Loss on sale of interest in joint venture	(235,303)	—
Loss from discontinued operations	(1,261,609)	(3,076,676)

Loss from discontinued operations	(1,496,912)	(3,076,676)
Loss from discontinued operations attributable to noncontrolling interest	267,274	496,352

Loss from discontinued operations attributable to the Company	(1,229,638)	(2,580,324)

Net loss attributable to the Company	$(2,798,747)	$(7,056,582)

Other comprehensive loss:
Loss from continuing operations	$(1,569,109)	$(4,476,258)
Loss from discontinued operations	(1,496,912)	(3,076,676)
Net loss	(3,066,021)	(7,552,934)
Net unrealized loss on marketable securities	—	(1,917)
Other comprehensive loss	(3,066,021)	(7,554,851)
Other comprehensive loss attributed to noncontrolling interest	267,274	496,352

Other comprehensive loss attributed to the Company	$(2,798,747)	$(7,058,499)

Loss per common share attributable to the Company, basic and diluted:
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	(0.00)	(0.02)
Total	$(0.01)	$(0.04)

Weighted average number of shares outstanding	211,632,837	189,375,309

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2009 and 2008

							Noncontrolling
			Additional	Common	Other		Interest in
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Discontinued
	Shares	Amount	Capital	Subscribed	Income	Deficit	Operations	Total
Balance, December 31, 2007	180,552,639	$180,553	$37,509,985	$—	$1,917	$(37,565,720)	$34,034	$160,769
Issuance of common stock for cash	10,422,363	10,422	728,700	—	—	—	—	739,122
Issuance of common stock for services	1,461,154	1,461	83,239	—	—	—	—	84,700
Issuance of common stock for payment of accounts payable	3,460,000	3,460	159,691	(1,187)	—	—	—	161,964
Issuance of common stock for payment of accrued liabilities	3,890,000	3,890	229,510	—	—	—	—	233,400
Issuance of common stock for royalty expense	3,733,334	3,733	836,267	—	—	—	—	840,000
Issuance of common stock for subscription receivable	666,667	667	119,333	(120,000)	—	—	—	—
Issuance of common stock upon exercise of warrants for royalty expense	300,000	300	59,700	—	—	—	—	60,000
Issuance of common stock upon exercise of options and warrants	1,024,300	1,024	154,221	—	—	—	—	155,245
Stock-based compensation	—	—	246,716	—	—	—	—	246,716
Net unrealized loss on marketable securities	—	—	—	—	(1,917)	—	—	(1,917)
Capital contribution of noncontrolling interest	—	—	—	—	—	—	157,999	157,999
Net loss attributable to the Company	—	—	—	—	—	(7,056,582)	—	(7,056,582)
Net loss attributed to noncontrolling interest	—	—	—	—	—	—	(496,352)	(496,352)

Balance, December 31, 2008	205,510,457	205,510	40,127,362	(121,187)	—	(44,622,302)	(304,319)	(4,714,936)
Issuance of common stock for cash	12,501,253	12,501	236,899	—	—	—	—	249,400
Issuance of common stock upon exercise of options	100,000	100	2,900	—	—	—	—	3,000
Issuance of common stock for payment of accounts payable	4,068,500	4,069	35,063	1,187	—	—	—	40,319
Issuance of common stock for payment of debt	1,000,000	1,000	49,000	—	—	—	—	50,000
Issuance of warrants for interest expense	—	—	448,804	—	—	—	—	448,804
Stock-based compensation	—	—	62,387	—	—	—	—	62,387
Write off subscription receivable	—	—	(120,000)	120,000	—	—	—	—
Elimination of noncontrolling interest due to sale of interest in LLC	—	—	—	—	—	—	571,593	571,593
Net loss attributable to the Company	—	—	—	—	—	(2,798,747)	—	(2,798,747)
Net loss attributed to noncontrolling interest	—	—	—	—	—	—	(267,274)	(267,274)

Balance, December 31, 2009	223,180,210	$223,180	$40,842,415	$—	$—	$(47,421,049)	$—	$(6,355,454)

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to the Company	$(2,798,747)	$(7,056,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations attributable to the Company	1,229,638	2,580,324
Depreciation and amortization	78,437	109,702
Stock-based compensation	62,387	246,716
(Gain) loss on disposal of property and equipment	(127)	4,389
Issuance of debt for royalties	70,090	—
Issuance of warrants for interest expense	448,804	—
Gain on extinguishment of debt	(1,032,579)	(46,528)
Issuance of common stock for services	—	84,700
Issuance of common stock for royalties	—	840,000
Loss on sale of marketable securities	—	141,482
Changes in operating assets and liabilities:
Decrease in receivables	—	1,638
(Increase) decrease in prepaid expenses and other current assets	(3,960)	27,640
(Increase) decrease in inventories	30,637	(30,637)
Decrease in deposits	456	94
Increase in accounts payable	42,458	1,456,738
Increase in accrued and other liabilities	652,077	325,421

Net cash used in operating activities	(1,220,429)	(1,314,903)

Cash flows from investing activities:
Purchase of property and equipment	(3,825)	(243,057)
Proceeds from the sale of property and equipment	353	—
Deposits received	900,000	—
Proceeds from the sale of marketable securities	—	20,559

Net cash provided by (used) in investing activities	896,528	(222,498)

Cash flows from financing activities:
Net proceeds from the sale of common stock	249,400	739,122
Proceeds from the issuance of notes payable	1,000,000	—
Proceeds from the exercise of options and warrants	3,000	25,658
Proceeds from amounts due related parties	6,000	171,370
Payments of severance obligations	(21,429)	(113,247)
Payments of notes payable and long-term debt	(72,905)	(31,172)
Payments of amounts due to related parties	(46,069)	(114,898)
Payments of production payment obligation – related party	—	(40,026)

Net cash provided by financing activities	1,117,997	636,807

Cash flows from discontinued operations:
Net cash used in operating activities	(842,678)	(442,265)
Net cash provided by (used in) investing activities	34,730	(829,018)
Net cash provided by financing activities	108,183	43,390

Net cash used in discontinued operations	(699,765)	(1,227,893)

Net increase (decrease) in cash	94,331	(2,128,487)
Cash and cash equivalents, beginning of year	454	2,128,941

Cash and cash equivalents, end of year	$94,785	$454

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

As discussed in Note 3, on May 13, 2009, the Company completed the sale of 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) and, on March 10, 2010, closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in its Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the condensed consolidated financial statements.

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

Principles of Consolidation

Through May 13, 2009, the consolidated financial statements of the Company included the accounts of Golden Phoenix Minerals, Inc. and the Ashdown LLC, an entity controlled by Golden Phoenix Minerals, Inc. through its 60% member interest.  All significant inter-company balances and transactions have been eliminated.

Noncontrolling Interest

As of December 31, 2008, the noncontrolling interest in discontinued operations is comprised of the portion of the members’ deficit of the Ashdown LLC not owned by the Company.  The loss from discontinued operations of the Ashdown LLC for the year ended December 31, 2008 and the period from January 1, 2009 through May 13, 2009 was allocated 40% to Win-Eldrich Gold, Inc., the noncontrolling interest holder, based on its membership ownership percentage, thereby reducing the loss from discontinued operations included in the Company’s consolidated net loss.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements in order for them to conform to the classifications used for the current year presentation.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  The Company had no cash equivalents at December 31, 2009 and 2008.

Inventories

Inventories consist of materials and supplies and are stated at the lower of cost (using the average cost method) or market.  Market is determined on the basis of estimated realizable values.  The Company had no inventories at December 31, 2009.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Mining and milling equipment	5-7 years
Computer equipment	5 years
Drilling equipment	4-5 years
Vehicles	5 years
Support equipment	5-7 years
Furniture and equipment	5-7 years

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of the Company’s interest in the Ashdown LLC and the formation of the Mineral Ridge LLC, as of December 31, 2009, the Company had no proven or probable reserves.  Accordingly, through December 31, 2009, mining and milling equipment are currently being depreciated on a straight-line basis over their estimated economic useful life rather than on a units-of-production method.

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

Stripping Costs

Where applicable in its mining operations, the Company accounts for stripping costs incurred during the production phase of a mine as variable costs included in the costs of the inventory produced during the period that the stripping costs are incurred.

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

The Company has estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property, which are included in its consolidated financial statements in liabilities of discontinued operations, in accordance with generally accepted accounting principles, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.  See Note 7.

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

Deposits

Payments received by the Company in advance of the closing of the sale of its interest in the Mineral Ridge Mine and the formation of a joint venture to operate the Mineral Ridge Mine are recorded as deposits, a current liability.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2009 and 2008, the Company had reduced its deferred tax assets by recording a valuation allowance of approximately $12,880,000 and $11,858,000, respectively (see Note 18).

Stock-Based Compensation and Equity Transactions

The Company has stock-based compensation plans, which are described more fully in Note 15.  In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of ASC Topic 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Additionally, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2009	2008
Weighted average number of common shares outstanding	211,632,837	189,375,309

Dilutive effect of:
Stock options	-	-
Warrants and stock purchase rights	-	-
Convertible debt	-	-

Weighted average number of common shares outstanding, assuming dilution	211,632,837	189,375,309

No common shares which would arise from the exercise of stock options, warrants, stock purchase rights or convertible debt are included in the computation of weighted average number of shares because the effect would be anti-dilutive.  At December 31, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 31,302,258 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

Preferred Stock/Common Stock

The Company has authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of December 31, 2009 and 2008, there were no shares of preferred stock outstanding. The Company has authorized 400,000,000 shares of $0.001 par value common stock as of December 31, 2009 and 2008.

Advertising Expense

The Company expenses advertising expenses as incurred in accordance with ASC Topic 720-35, Advertising Costs. The Company had no advertising expense for the years ended December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles.  This standard establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009.  The Company implemented this standard with no material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated into ASC Topic 855, Subsequent Events.  This standard sets forth: (a) the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance now incorporated into ASC Topic 810, Consolidation, that requires the ownership interests in subsidiaries held by parties other than the parent (minority interests) be clearly identified, labeled, and presented within the equity section of the consolidated balance sheet.  The guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The guidance is effective for fiscal years beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Effective January 1, 2009, the Company revised its presentation for the noncontrolling interest in the Ashdown LLC in the accompanying consolidated financial statements for the years ended December 31, 2009 and 2008.

Note 2:  Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $47,421,049 and a total stockholders’ deficit of $6,355,454 at December 31, 2009, which together raises doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it difficult for the Company to obtain debt and equity financing.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million (see Note 12).  Subsequently, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010, and from February 6 to the earlier of the completion of a joint venture with respect to the Mineral Ridge Mine or April 6, 2010.  The loan was repaid in full on March 10, 2010, however, the Company remains obligated to Crestview under that certain Debt Restructuring Secured Promissory Note in the principal amount of $1 million issued pursuant to the Bridge Loan and Debt Restructuring Agreement, which has a maturity date of August 6, 2010.

The operations of the Ashdown LLC have also funded a significant portion of the Company’s operating costs and expenses.   The Company suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009.  On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”) (Note 3).  The $5.3 million purchase price due the Company is payable over a 72 month term, and WEG has assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to commence again the operations of the Ashdown LLC, attain a sustained profitable level of operations from the Ashdown LLC, or pay the Company the $5.3 million promissory note.

On March 10, 2010, the Company closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of US $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a deemed price of Cdn $0.50 per share.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  The Company currently owns a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

With the shutdown of Ashdown operations and the ongoing difficulty raising capital, certain vendors and lenders of the Company have initiated actions to collect balances that are past due.  The Company is negotiating mutually beneficial settlements and payment plans with these parties.  With the closing of the Mineral Ridge LLC, the Company did receive additional funds to repay certain obligations, including the repayment of a $1,000,000 bridge loan.  However, the ability to bring all obligations current is dependent on the Company’s ability to raise additional capital.  Further, there can be no assurance that the Company will attain a successful level of operations from its other properties, or to continue to raise capital at favorable rates or at all.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On May 13, 2009, pursuant to the material terms of the MOU, as further revised, negotiated and mutually agreed to by the Parties, the Company entered into definitive agreements that superseded the MOU, including a Purchase and Sale of LLC Membership Interest Agreement with WEG, to effectuate the Ashdown Sale (the “Purchase Agreement”).  As consideration for the Ashdown Sale and the Parties’ mutual release of certain claims against the other pursuant to the terms of a Settlement and Release Agreement (the “Release”), WEG is to pay $5.3 million (the “Purchase Price”) to the Company, which has been satisfied by the issuance of a Limited Recourse Secured Promissory Note (the “Note”), for the full amount of the Purchase Price.

In particular, WEG is to pay the Company $5.3 million and assume the majority of all obligations and liabilities held by the LLC, all as detailed and more fully set forth in the Purchase Agreement.  Pursuant to the terms and conditions of the Purchase Agreement and the Note, the Company, WEG and the LLC have also entered into a Security Agreement, a Short Form Deed of Trust and Assignment of Rents Agreement (the “Deed of Trust”), and certain other releases and side letter agreements (together with the Purchase Agreement and the Note, collectively, the “Transaction Documents”).

The terms and conditions of the Note, including term, interest rate and description of security interest are as follows: the terms of the Note include the payment of the Purchase Price together with simple interest on the unpaid principal amount of the Note at rate equal to the Wall Street Journal Prime rate plus 2.0%, computed on a quarterly basis beginning April 1, 2009, for a term of 72 months, with the first payment due one year from the date of Closing.  As security for the Note, the Purchase Price shall be secured by the assets and property of the LLC as well as 100% of WEG’s ownership interest in the LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying consolidated balance sheet as of December 31, 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note has been recorded in the accompanying consolidated statements of operations for the year ended December 31, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for year ended December 31, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

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

Mineral Ridge Mine

The Company entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (“Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place the Company’s Mineral Ridge Mine into production.  Upon execution of the letter agreement, Scorpio Gold paid the Company $50,000 and commenced a 15 day due diligence period.  On June 18, 2009, Scorpio Gold notified the Company that it had completed preliminary due diligence and intended to proceed with the acquisition of the Mineral Ridge Mine and the formation of a joint venture.

Through December 31, 2009, Scorpio Gold paid the Company an additional $850,000 plus certain expenses, as part of ongoing monthly payments to be credited toward the ultimate purchase price while the parties finalized negotiations and definitive agreements.  The payments to the Company are non-refundable, and the total payments through December 31, 2009 of $900,000 have been recorded as a deposit, a current liability.

On March 10, 2010, the Company closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of US $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a deemed price of Cdn $0.50 per share.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC its interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company currently owns a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase the Company’s then remaining 20% interest for a period of 24 months following the commencement of commercial production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

The Company has reported the operations of the Ashdown LLC and the Mineral Ridge Mine as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 include the following:
	2009			2008
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$321,115	$-	$321,115	$10,537,370	$-	$10,537,370
Loss before income taxes	$(668,186)	$(593,423)	$(1,261,609)	$(1,014,488)	$(2,062,188)	$(3,076,676)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	(668,186)	(593,423)	(1,261,609)	(1,014,488)	(2,062,188)	(3,076,676)
Loss on sale of interest in joint venture	(235,303)	-	(235,303)	-	-	-
Loss from discontinued operations	(903,489)	(593,423)	(1,496,912)	(1,014,488)	(2,062,188)	(3,076,676)
Loss from discontinued operations attributable to noncontrolling interest	267,274	-	267,274	496,352	-	496,352
Loss from discontinued operations attributable to the Company	$(636,215)	$(593,423)	$(1,229,638)	$(518,136)	$(2,062,188)	$(2,580,324)

No accounts or amounts for the Ashdown LLC are included in the consolidated financial statements of the Company subsequent to May 13, 2009, the date the Company’s sale of its interest in the Ashdown LLC was completed.  The assets and liabilities of the Mineral Ridge Mine are aggregated and disclosed as long-term assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2009 as follows:

Prepaid expenses and other current assets	$48,041
Inventories	19,324
Property and equipment, net	432,986
Restricted funds – reclamation obligations	1,861,146
Prepaid bond insurance premiums	190,853
Deposits	50

Assets of discontinued operations	$2,552,400

Accounts payable	$17,332
Reclamation obligation	3,019,098

Liabilities of discontinued operations	$3,036,430

The assets and liabilities of the Ashdown LLC and the Mineral Ridge Mine are aggregated and disclosed as long-term assets and liabilities in the consolidated balance sheet as of December 31, 2008 as follows:

	Ashdown LLC	Mineral Ridge	Total

Cash and cash equivalents	$193	$-	$193
Prepaid expenses and other current assets	14,938	47,075	62,013
Inventories	224,846	19,102	243,948
Property and equipment, net	2,498,502	446,021	2,944,523
Restricted funds – reclamation obligations	493,218	1,839,592	2,332,810
Prepaid bond insurance premiums	-	234,065	234,065
Deposits	151,508	-	151,508

Assets of discontinued operations	$3,383,205	$2,585,855	$5,969,060

	Ashdown LLC	Mineral Ridge	Total

Accounts payable	$1,247,199	$14,976	$1,262,175
Accrued liabilities	749,928	-	749,928
Long-term debt, including current portion	631,885	-	631,885
Amounts due to related parties	176,705	-	176,705
Reclamation obligation	584,910	3,034,314	3,619,224

Liabilities of discontinued operations	$3,390,627	$3,049,290	$6,439,917

Note 4:  Mineral Properties

With the sale of its interest in the Ashdown, LLC, and the formation of the Mineral Ridge LLC, the Company’s primary mining property assets are the Northern Champion molybdenum property located in Ontario, Canada and the Duff claim block, located adjacent to the Ashdown Mine in northwestern Nevada.

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  On April 18, 2006, the Company executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to purchase five registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.

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

All costs incurred by the Company in connection with the Northern Champion Property, including acquisition costs, have been expensed to exploration and development costs.  With available funding, the Company plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property.

Duff Claims Block

The Company owns the Duff claims block comprised of 211 mineral claims located along the western flank of the Pine Forest Range, 20 miles south of Denio, Humboldt County, Nevada.  The claims block, which was acquired in 2007, abuts the Ashdown Mine to the north and extends south to the boarder of the Blue Lake Wilderness Study Area.  The geology of the region is primarily tertiary cretaceous granites with quartz outcroppings.  Metals historically mined in the general region include gold, molybdenum copper, tungsten and antimony.

The major mine feature of the Duff claims is the Adams Mine, which at one time produced silica.  However, there are historical reports that substantial gold was also extracted from the quartz rock.  Gold has also been mined in the Vicksburg, Ashdown and Cherry Creek canyons to the north, and Leonard Canyon to the south of the Duff claims.

With available funding, the Company plans to commence a surface mapping and sampling program covering sections of the 4,400 acres of claims within the Duff claims block.

The Duff claims block has no historical cost basis to the Company for accounting purposes; therefore, no amounts related to this mineral property are included in the accompanying consolidated financial statements.

Note 5:  Property and Equipment

Property and equipment consist of the following at December 31:

	2009	2008

Mining and milling equipment	$20,431	$247,581
Computer equipment	82,370	82,370
Drilling equipment	379,220	379,220
Vehicles	-	7,469
Support equipment	39,933	39,933
Furniture and equipment	23,484	19,659
	545,438	776,232
Less accumulated depreciation and amortization	(260,432)	(404,675)

	$285,006	$371,557

For the years ended December 31, 2008 and 2007, the Company recorded depreciation and amortization expense of $78,438 and $109,702, respectively.

The Company had drilling equipment under capital lease with a cost of $66,395 and accumulated amortization of  $23,238 and $9,959 at December 31, 2009 and 2008, respectively.

Note 6:  Restricted Funds – Reclamation Obligations

During May 2003, the Company entered into an insurance backed financial assurance program for a surety bond to secure the $2,693,000 reclamation bond for the Mineral Ridge Mine. The program structure includes an insurance policy that will pay reclamation expenses as they occur.  During June 2003, the Company transferred to the insurance company approximately $1,800,000 of restricted cash for the reclamation of the Mineral Ridge Mine.  The Company has paid an additional $526,505 of premiums on the reclamation bond policy through December 31, 2007.  The Company is obligated to pay $11,311 annually thereafter which amount will be expensed during the year incurred.

Of the total initial premium of $2,326,505, $1,796,652 represents a Reclamation Experience Account which funds are directly available to the Company to use for closure, reclamation and remediation activities once they commence based on the existing known condition of the Mineral Ridge Mine.  This amount has been included in the balance of the Restricted Funds - Reclamation Obligations asset included in assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

The prepaid bond insurance premiums of $526,505 are being amortized over the twelve (12) year term of the policy.  The annual insurance premium of $11,311 is amortized over a twelve (12) month period.  At December 31, 2009 and 2008, the total current portion of the prepaid insurance premiums related to this policy totaled $43,212 and is included in prepaid expenses and other current assets in assets of discontinued operations in the accompanying consolidated balance sheets.  The long-term portion of the prepaid insurance premiums totaled $190,853 and $234,065 at December 31, 2009 and 2008, respectively, and is included in assets of discontinued operations in the accompanying consolidated balance sheets.  This program allows the Company flexibility to increase its bond in the future to an aggregate limit of $4,000,000.

A deposit with a balance of $64,494 and $42,940 at December 31, 2009 and 2008, respectively, for the Mineral Ridge Mine is also included in the balance of the Restricted Funds – Reclamation Obligations in assets of discontinued operations in the accompanying consolidated balance sheets.

The Company contributed its interest in these restricted funds and the reclamation bond to the Mineral Ridge LLC in March 2010.

Note 7:  Reclamation Obligations

In accordance with FASB ASC Topic 410, Asset Retirement and Environment Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandoned costs, the Company has estimated reclamation costs for the Mineral Ridge Mine.  At December 31, 2009 and 2008, the amount recorded for estimated reclamation obligations was $3,019,098 and $3,034,314, respectively, and is included in liabilities of discontinued operations in the accompanying consolidated balance sheets.  Because the Company was unable to operate the Mineral Ridge Mine profitably in accordance with the feasibility study completed in 2003 and subsequently idled the project, no related reclamation asset has been recorded at December 31, 2009 and 2008.

Accretion expense related to the reclamation obligations for the years ended December 31, 2009 and 2008, included in loss from discontinued operations, was $(15,216) and $185,035, respectively.

The following is a summary of the changes to the Company’s reclamation obligations:

Balance, December 31, 2007	$2,824,805
Additional reclamation obligations	24,474
Accretion expense	185,035

Balance, December 31, 2008	3,034,314
Accretion expense	(15,216)

Balance, December 31, 2009	$3,019,098

Note 8:  Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2009	2008

Officers deferred compensation	$636,358	$356,989
Accrued payroll and related	289,240	109,770
Other	79,835	106,397

	$1,005,433	$573,156

The officers deferred compensation is payable to officers, former officers and employees of the Company as follows at December 31:

	2009	2008

David Caldwell	$352,873	$187,869
Robert Martin	268,570	133,570
Other	14,915	35,550

	$636,358	$356,989

Note 9:  Severance Obligations

At a meeting of the Board of Directors on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year, including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  The current portion of the severance obligation to Mr. Fitzsimonds of $165,201 and $100,170 as of December 31, 2009 and 2008, respectively, is included in current liabilities in the accompanying consolidated balance sheets.  The long-term portion of the severance obligation to Mr. Fitzsimonds of $86,460 as of December 31, 2008 is included in long-term liabilities in the accompanying consolidated balance sheets.

On December 23, 2009, the Company entered into a Settlement Agreement and Mutual Release Agreement with Mr. Fitzsimonds (the Fitzsimonds Settlement Agreement”), pursuant to which the Company and Mr. Fitzsimonds agreed to settle the severance obligations and $100,000 promissory note due Mr. Fitzsimonds and cancel all outstanding stock options held by Mr. Fitzsimonds.  The Company paid Mr. Fitzsimonds $25,000 upon execution of the Fitzsimonds Settlement Agreement and agreed to pay Mr. Fitzsimonds $65,201 within two business days of the closing of the Mineral Ridge LLC.  In addition, the Company issued Mr. Fitzsimonds 1,000,000 shares of its common stock on December 30, 2009 in payment of the $100,000 promissory note and 1,428,571 shares of its common stock on March 18, 2010 in payment of other obligations.  Mr. Fitzsimonds agreed to release and discharge the Company from all current or future claims.

During the year ended December 31, 2008, the Company paid all remaining amounts payable to Kenneth S. Ripley, former Chief Executive Officer of the Company, under an employment separation agreement.  This agreement terminated an employment agreement dated as of March 8, 2006 between the Company and Mr. Ripley.

Note 10:  Production Purchase Obligation

On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company a production payment equal to $1,974,456.  The production payment was payable in an amount equal to a 5% Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview, whereby the production payment obligation was restructured as secured promissory note of $1,000,000.  See Note 12 for a discussion of this promissory note and a second promissory note payable to Crestview of $1,000,000.

The production payment obligation to Crestview of $1,974,456 was recorded as a current liability in the accompanying consolidated balance sheets at December 31, 2008.  Prior to its restructure in January 2009, the production payment obligation was convertible in whole or in part into shares of the Company’s common stock at the option of Crestview using a defined formula, but in no case less than $0.36 per share nor more than $0.46 per share.

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

$1,158,337

For the year ended December 31, 2009, the Company reported royalties expense of $70,090 resulting from the issuance of a note payable to a related party (see Note 13).

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  The Company expects to pay the remaining royalty obligation as sales proceeds are received from WEG.

Note 12:  Debt

The Company’s debt consists of the following at December 31:

	2009	2008
Note payable to Crestview Capital Master, LLC payable April 6, 2010, with interest to accrue on a quarterly basis at prime plus 2%	$1,000,000	$-
Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation (Note 9) payable August 6, 2010, with interest to accrue on a quarterly basis at prime plus 2%	1,000,000	-
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	26,450	40,363
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	18,027	25,736
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	39,544	50,173
Short-term note payable to Retrievers, LLC, with interest at 12%, secured by the assets of the Company	145,468	-
Other	15,366	4,300
Accrued interest payable	176,643	23,026

Total	2,596,955	319,055
Less current portion	2,535,782	176,549

Long-term portion	$61,173	$142,506

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

Pursuant to the Agreement, the Company borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  On October 26, 2009, the Company and the Lender agreed to restructure the Bridge Note to extend the maturity date from November 6, 2009 to February 6, 2010.  Pursuant to a side letter agreement between the Company and the Lender dated January 13, 2010, the Lender agreed to extend the Maturity Date for successive one week periods for an extension fee of $10,000 per weekly period, prorated for any portion thereof, but in no event beyond April 6, 2010 (see Note 24).  The Lender may, at its option, require repayment of $500,000 of the amount owed on the Bridge Note in consideration for the issuance of warrants to purchase 5,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share (the “Bridge Warrants”).  On March 10, 2010, the Bridge Note was repaid in full (see Note 24).

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was recorded as a production payment obligation, a current liability in the Company’s consolidated balance sheet as of December 31, 2008.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of August 6, 2010, as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in the accompanying consolidated statement of operations for the year ended December 31, 2009.  Upon formation of a joint venture in relation to the Mineral Ridge Mine, the Company will issue an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note and any additional note issued pursuant to Section 3 of the Bridge Note, the Lender will release the joint venture from the assignment.

On October 26, 2009, the Company and Crestview also agreed to restructure the terms of the $1 million Debt Restructuring Note to change the maturity date from February 6, 2011 to August 6, 2010.  The Company executed an Amended and Restated Debt Restructuring Promissory Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require the Company to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by the Company.  As a result of the change in the maturity date, the Debt Restructuring Loan of $1 million has been recorded as a current liability in the accompanying consolidated balance sheet at December 31, 2009.

The Company paid the Lender $50,000 as part of the consideration for amending each of the Bridge Loan and debt restructuring agreements set forth above.

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

Pursuant to the Agreement, in consideration of the Company’s issuance of the Bridge Note, the Debt Restructuring Note, the Debt Restructuring Warrants, and the Amended Security Agreement, the Lender released the Company from all past, present, and future claims relating to the Original Debt provided that the Company pays the interest and principal of the current obligations on the day such interest and principal become payable.

Note 13:  Amounts Due to Related Parties

Amounts due to related parties, included in current liabilities, consist of the following at December 31, 2009 and 2008:

2009
	Principal	Interest	Total
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	$166,407	$11,830	$178,237
Notes payable to David A. Caldwell, a former Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	40,866	4,513	45,379
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%	160,524	48,033	208,557
	$367,797	$64,376	$432,173

2008
	Principal	Interest	Total
Note payable to Michael Fitzsimonds, a former Chief Executive Officer of the Company, with interest payments of $1,350 per month, due on or before February 18, 2008 (repaid in December 2009)	$100,000	$4,050	$104,050
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	166,189	9,429	175,618
Notes payable to David A. Caldwell, a former Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%	80,935	3,457	84,392
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%	90,435	4,036	94,471
	$437,559	$20,972	$458,531

Note 14:  Gain on Extinguishment of Debt

As discussed in Notes 10 and 12, during the year ended December 31, 2009, the Company restructured a production payment obligation of $1,974,456 to a short-term note payable of $1,000,000, resulting in a gain on extinguishment of debt of $974,456.  Other extinguishment of debt transactions in 2009 resulted in additional gain totaling $58,123.

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

Note 15:  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this pronouncement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2009 and 2008 was $62,387 and $246,716, respectively.  There was no stock compensation expense capitalized during the years ended December 31, 2009 and 2008.

During the year ended December 31, 2009, options to purchase 200,000 shares of the Company’s common stock were issued to directors with exercise prices ranging from $0.02 to $0.03 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.02 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	114.92%
Risk-free interest rate	2.09%
Expected life of options	5 years

The following table summarizes the stock option activity during the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	6,827,273	$0.21
Granted	200,000	$0.03
Exercised	(100,000)	$0.03
Expired or cancelled	(790,000)	$0.24

Outstanding at December 31, 2009	6,137,273	$0.21	1.81	$3,000

Options vested and exercisable at December 31, 2009	5,787,273	$0.21	1.71	$3,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.05 as of December 31, 2009 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $13,455.

Note 16:  Stock Warrants and Purchase Rights

A summary of the status of the Company’s stock warrants and purchase rights as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2008	15,898,925	$0.34

Granted	34,531,380	$0.03
Canceled / Expired	(24,181,380)	$0.21
Exercised	-	$-

Outstanding, December 31, 2009	26,248,925	$0.04

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at December 31, 2009:

Expiration Date	Price	Number

2010	$ 0.25	1,748,925
2011	$ 0.03	23,000,000
2011	$ 0.01	1,500,000

		26,248,925

As additional consideration for the restructuring of debt (see Note 12), the Company issued warrants to purchase 23,000,000 shares of the Company’s common stock, at an exercise price of $0.03 per share, exercisable for a period of 24 months.  The Company has estimated the value of the warrants at $437,611 using the Black-Scholes option pricing model, and has included this amount in interest expense for the year ended December 31, 2009.

The Company issued warrants to a Director in connection with a consulting agreement to purchase 1,500,000 common shares of the Company at an exercise price of $0.0079 per share.  The warrants are exercisable through February 6, 2011.  The Company has estimated the value of the warrants at $11,193 using the Black-Scholes option pricing model, and has included this amount in interest expense for the year ended December 31, 2009.

Note 17:  Stockholders’ Equity

Upon reincorporation to the State of Nevada in May 2008, the par value of the Company’s common stock was changed from no par value per share to $0.001 par value per share.  The consolidated financial statements of the Company for all periods presented have been retroactively adjusted to reflect this change in par value per share.

During the year ended December 31, 2009, the Company issued a total of 17,669,753 shares of its common stock, including 3,528,500 shares to officers and directors, for the following consideration:  12,501,253 shares issued for cash of $249,400; 100,000 shares issued for cash of $3,000 upon the exercise of stock options; 4,068,500 shares issued for accounts payable of $40,319 and common stock subscription receivable of $1,187; and 1,000,000 shares issued for debt of $50,000.  The Company also wrote off a stock subscription receivable of $120,000 against additional paid-in capital.

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

The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the year ended December 31, 2009, a gain of $50,000 on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.  For the year ended December 31, 2008, a loss on extinguishment of debt of $105,030 through the issuance of the Company’s common stock was recorded.

Note 18:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2009	2008

Income tax benefit at statutory rate	$951,574	$2,399,238
Adjustments to net operating loss carry forward	1,280	259,322
Stock or warrants issued for services and expenses	(152,593)	(334,798)
Other	68,947	(18,290)
Change in valuation allowance	(869,208)	(2,305,472)

	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$10,906,860	$10,305,281
Reclamation obligation	1,026,493	1,151,808
Accrued expenses	391,615	203,771
Mineral properties	170,947	170,947
Depreciation	64,008	-
Stock-based compensation	137,542	116,330
Allowance for doubtful accounts	29,580	-
	12,727,045	11,948,137
Less valuation allowance	(12,727,045)	(11,857,837)
Net deferred tax assets	-	90,300

	2009	2008
Deferred tax liabilities:
Depreciation	-	(90,300)
Unrealized gain on investments	-	-
Net deferred tax liabilities	-	(90,300)

Net deferred taxes	$-	$-

At December 31, 2009, the Company has a net operating loss carry forward available to offset future taxable income of approximately $32,079,000, which will begin to expire in 2010.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

FASB ASC Topic 718-740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  During the years ended December 31, 2009 and 2008, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC Topic 718-740.  The Company has no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, but in no state or local jurisdictions since all operations are currently conducted in the State of Nevada, which does not have a corporate income tax.  The Company also has immaterial operations in Canada.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2009 are subject to examination.

Note 19: Consulting Agreements

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

Thomas Klein

On January 16, 2009, the Company entered into a Consulting Agreement (the “Klein Agreement”) with Thomas Klein, whereby Mr. Klein is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts.  Mr. Klein currently serves on the Company’s Board of Directors and Governance Committee and was appointed Chief Executive Officer of the Company in January 2010.

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

Corby Anderson

On April 16, 2009, the Company entered into a Consulting Agreement (the “Allihies Agreement”) with Allihies Engineering, Incorporated, a Montana corporation, and its President, Dr. Corby Anderson, whereby Dr. Anderson is to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts.  Dr. Anderson currently serves on the Company’s Board of Directors and Governance Committee.

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

Jeffrey Dahl

On April 24, 2009, the Company entered into a Consulting Agreement (the “Dahl Agreement”) with Jeffrey Dahl to provide consulting services to the Company in connection with the Company’s continued financing and debt conversion efforts.  Mr. Dahl currently serves on the Company’s Board of Directors.

As compensation for his consulting services, Mr. Dahl will receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Initial Compensation”).  Pursuant to the Dahl Agreement, Mr. Dahl will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

In addition, Mr. Dahl will be eligible to receive 1,500,000 warrants to purchase Company common stock upon the acquisition of $200,000 in financing for the Company or in connection with a property transaction related to the Mineral Ridge mining property, or the retirement of up to $500,000 of the Company’s existing debt, that are a result of Mr. Dahl’s efforts (“Subsequent Compensation”).  Pursuant to the Dahl Agreement, the warrants associated with the Subsequent Compensation will vest pro-rata as efforts are made to secure the $200,000 financing, the property transaction or $500,000 debt reduction, respectively, and will have an exercise price of $0.0079.

Furthermore, for all financing obtained by Mr. Dahl’s efforts resulting in the Company receiving at least $200,000, the completion of a property transaction or resulting in the retirement of the Company’s existing debt in excess of $500,000, Mr. Dahl will be eligible for a 10% finder’s fee paid either in cash or, at the discretion of the finder, in restricted Company common stock at a 20% discount to the closing market price of the Company’s common stock at the time of closing.

The Company has agreed that it will use its best efforts to register the stock issued in connection with the Initial Compensation pursuant to an applicable registration statement filed with the SEC.

Mr. Dahl’s consulting agreement was amended on February 25, 2010, establishing the amount owed by the Company to Mr. Dahl for fund raising efforts as $11,835 which will be paid through the issuance of 1,500,000 shares of the Company’s common stock.  The shares were issued to Mr. Dahl in March 2010.  Mr. Dahl also agreed to waive his rights to the pro-rata award of warrants.

On February 25, 2010, the Company and Mr. Dahl entered into a new Consulting Agreement with a term of 12 months pursuant to which the Company agreed to pay Mr. Dahl a cash finder’s fee equal to 10% of total defined Financing or Property Transactions.

David Caldwell

On May 7, 2009, the Company entered into a Supplemental Compensation Agreement (the “Caldwell Agreement”) with David A. Caldwell, whereby Mr. Caldwell is to provide specific services to the Company in his role as an executive officer of the Company, in connection with and in support of the Company’s continued financing and debt conversion efforts.  Mr. Caldwell is the former Chief Executive Officer and Chief Financial Officer of the Company and a former member of the Company’s Board of Directors (see Note 20).

As compensation for his services, Mr. Caldwell will receive 1,500,000 shares of Company common stock valued at a 50% discount to the trailing twenty day Company common stock average price from the date of Board approval of such compensation package, totaling $11,835 (“Initial Compensation”).  Such Initial Compensation shall serve to offset the expenses incurred by Mr. Caldwell in his attempt to help secure the Company future financing.  Pursuant to the Caldwell Agreement, Mr. Caldwell will be obligated to incur expenses or purchase Company debt up to the full value of the Initial Compensation.

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

Robert Martin

On May 18, 2009, the Company entered into a Supplemental Compensation Agreement (the “Martin Agreement”) with Robert P. Martin, President of the Company and Chairman of the Board of Directors, whereby Mr. Martin is to provide specific services to the Company in his role as an executive officer of the Company, in connection with and in support of the Company’s continued financing and debt conversion efforts.

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

In February 2010, the Board of Directors of the Company ratified the compensation paid to officers and directors pursuant to the above agreements and agreed to terminate the agreements going forward.

Note 20:  Employment Separation Agreements

David A. Caldwell

On January 25, 2010, the Company entered into an Employment Separation and Severance Agreement dated as of January 19, 2010 (the “Caldwell Separation Agreement”) with David A. Caldwell, the Company’s then Chief Executive Officer (“CEO”), interim Chief Financial Officer (“CFO”) and a member of the Company’s board of directors (“Board”).  Pursuant to the terms of the Caldwell Separation Agreement, Mr. Caldwell resigned from his positions as CEO, CFO and as a member of the Board effective as of February 1, 2010 (the “Termination Date”).  The Caldwell Separation Agreement terminated that certain Employment Agreement between the Company and Mr. Caldwell dated February 27, 2006, as amended by that certain Addendum to Employment Agreement dated January 31, 2007, pursuant to which the Company has employed Mr. Caldwell as its CEO since January 31, 2007 (collectively, the “Caldwell Employment Agreement”).

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, the Company shall: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving the Company’s Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of Company common stock in lieu of cash payments for the Note and the Subsequent Payment.

The Caldwell Separation Agreement further provides that Mr. Caldwell will form a new company, Phoenix Development Group, LLC, a Nevada limited liability company (“PDG”), to operate as a mine exploration and evaluation enterprise. It is contemplated that Mr. Caldwell will serve as CEO and Exploration Geologist of PDG and that the Company will own a 25% ownership in PDG in exchange for ongoing monthly cash payments of $7,500 (“PDG Payments”), such payments to commence 30 days after the formation of PDG and continue on a monthly basis for a period of 24 months, to be further detailed in a contribution agreement by and between PDG and the Company at a later time.  Further, pursuant to the Caldwell Separation Agreement, the Company will have a right of first refusal to negotiate with PDG for the purchase of any mining, mineral or exploration property rights identified and acquired by PDG.  In addition, as set forth in the Caldwell Separation Agreement, PDG can be issued shares of Company common stock in lieu of the PDG Payments.

Donald R. Prahl

On July 28, 2009, the Company entered into an Employment Separation Agreement (the “Prahl Separation Agreement”) with Donald R. Prahl.  Pursuant to the Prahl Separation Agreement, Mr. Prahl resigned as the Chief Operating Officer of the Company and from all other positions held with the Company or on behalf of the Company, effective July 28, 2009 (the “Effective Date”).  The Prahl Separation Agreement terminates: (i) that certain Employment Agreement, dated August 14, 2006, between the Company and Mr. Prahl whereby Mr. Prahl assumed the roles of Vice President of Operations of the Company and of Interim General Manager at the Ashdown Mine (the “Prahl Employment Agreement”), and (ii) that certain Addendum to the Employment Agreement between the Company and Mr. Prahl dated January 31, 2007, pursuant to which Mr. Prahl became Chief Operating Officer of the Company (the “Addendum”).

Under the terms of the Prahl Separation Agreement, the Company agreed to: (i) pay Mr. Prahl one year of his base salary of $125,000 as severance, of which $85,000 will be converted into 4,341,164 restricted shares of the Company’s common stock, and the remaining $40,000 will be paid in cash upon the closing of a joint venture transaction involving the Company’s Mineral Ridge property; (ii) pay Mr. Prahl $655 for expenses incurred in connection with his employment as soon as reasonably practicable out of available funds, with any unpaid balance due upon the closing of a joint venture transaction involving the Company’s Mineral Ridge Mine; (iii) credit the $18,000 that was previously advanced to Mr. Prahl as payment in full of any and all outstanding consulting fees owed to Mr. Prahl for the period from November 2008 through July 2009; and (iv) immediately vest any unvested portion of Mr. Prahl’s currently outstanding stock options to purchase shares of the Company’s common stock.  Further, Mr. Prahl agreed to a non-solicitation clause with a term of eighteen months from the Effective Date and provided the Company with a general release of liability and claims.

Note 21:  Commitments and Contingencies

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease that expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of three cents ($0.03) per square foot on each anniversary date.  In addition, the Company leases office equipment and drilling equipment.

The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2009.

2010	$268,496
2011	255,056
2012	175,828
2013	14,525

Total	$713,905

Rental expense for all operating leases was $288,028 and $322,930 for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements

Robert P. Martin

The Company entered into an Employment Agreement with Robert P. Martin on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Martin currently serves as the full time President of the Company at an annual salary of $135,000.  Portions of Mr. Martin’s salary were deferred during 2009 and 2008.  The deferred salary payable is included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2009 and 2008 (see Note 8).

On February 13, 2006, Mr. Martin was granted 200,000 options under the 2002 Stock Option Incentive Plan with an exercise price of $0.24 per share.  One fourth of the options vest each 90 day period from the date of the grant date, resulting in one hundred percent (100%) vesting on February 13, 2007.  The options have a term of 5 years and are subject to other standard terms and conditions under the applicable stock option plan of the Company.  Mr. Martin has also agreed to a non-competition clause while employed by the Company and a non-solicitation clause for a term of 24 months following termination of his employment.

See also the discussion of a current Supplemental Compensation Agreement with Mr. Martin in Note 19.

Thomas Klein

In connection with the resignation of David A. Caldwell as CEO of the Company, the Company’s Board of Directors approved the appointment of Thomas Klein, a member of the Company’s Board of Directors, as the Company’s new CEO.  It is anticipated that Mr. Klein will enter into an arrangement related to his employment as the Company’s CEO.  See, however, the discussion of a current Consulting Agreement with Mr. Klein in Note 19.

J. Roland Vetter

In connection with the resignation of David A. Caldwell as CFO of the Company, the Company’s Board of Directors approved the appointment of J. Roland Vetter, a member of the Company’s Board of Directors, as the Company’s new CFO.  It is anticipated that Mr. Vetter will enter into an arrangement related to his employment as the Company’s CFO.

Legal Matters

With the shutdown of Ashdown operations, the sale of the Company’s interest in the Ashdown LLC and the ongoing difficulty raising capital, certain of the Company’s vendors and lenders have initiated actions to collect balances that are past due.  The Company is negotiating mutually beneficial settlements and payment plans with these parties.  However, the Company’s ability to bring such obligations current is dependent on its ability to raise additional capital.  There can be no assurance that the Company will be successful in these efforts.

Tetra Financial Group, LLC – On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint in the Third District Court of Utah in Salt Lake County against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two (2) ten-ton hauler trucks.  In February 2010, a settlement agreement was reached with Tetra resulting in no material financial impact to the Company.

Earl Harrison – The Company received a default judgment dated February 2, 2009 from the Second District Court of the State of Nevada in Washoe County entered in favor of Mr. Earl Harrison, awarding Mr. Harrison $165,197 plus accrued interest through December 31, 2008 of $5,094 and additional interest that accrues at a daily rate of $18.66 until the obligation is paid in full.  The judgment relates to a promissory note and accrued interest stemming from the lease of Mr. Harrison’s mining equipment and other amounts due him prior to the formation of the Ashdown LLC.  Additionally, on May 1, 2009, we received an Execution Order providing for attachment of personal property and/or certain specified amounts of earnings of the Company.  The Company has been in discussions with Mr. Harrison, and expects to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

Ed Staub & Sons Petroleum, Inc. - On April 16, 2009, a complaint was filed in the Sixth District Court of the State of Nevada in Humboldt County against Ashdown LLC, the Company and WEG, requesting payment of $107,992 owed to them by the Ashdown LLC under an Application for Credit for the provision of fuel by the plaintiff, as well as seeking certain other relief, including a temporary restraining order on the proposed sale of the Company’s interest in Ashdown LLC.  The parties have been in discussions and expect to reach an amicable resolution to this outstanding obligation and to extinguish this debt as funding allows.

DMC-Dynatec Mining Services Corporation - On February 13, 2009, DMC Mining Services Corporation filed a complaint against the Company and the Ashdown Project, LLC in the U.S. District Court, District of Nevada (Reno), claiming approximately $108,448 due for mechanic’s labor based on a service contract.  A default judgment as to both the Company and the Ashdown LLC was entered on July 26, 2009, which obligation was expressly assumed by WEG in connection with the closing of the sale of the Company’s interest in the Ashdown Project LLC on May 13, 2009.  As of the date of this Report, it is the Company’s understanding that WEG has negotiated a settlement with DMC Mining with respect to such obligation and that the Company will be indemnified and held harmless for any liability or obligation to DMC Mining in connection with the sale of the Company’s interest in Ashdown.

Note 22:  Related Party Transactions

As more fully discussed in Note 11, on September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling.  Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, are members, managers, and lead investors in Ashdown Milling.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, $650,000 received in 2006 and $850,000 received in 2005, of which $904,567 has been recorded as a production payment obligation – related parties.  The Company repaid the $904,567 obligation in 2007 and 2008.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  The Company subsequently bought out the member interests of two members of Ashdown Milling, thereby reducing its production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 will be reported as royalties expense.  Royalties expense to related parties for the year ended December 31, 2008, totaled $1,158,337 comprised of payments of shares of common stock of the Company and cash.  As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling will no longer have a net smelter returns royalty on Ashdown LLC production.  The Company expects to pay the remaining royalty obligation as sales proceeds are received from WEG.

As more fully discussed in Note 13, certain officers and former officers of the Company have advanced funds to the Company in the form of interest-bearing promissory notes.  In addition, the Company has a note payable to a former employee and the former manager of the Ashdown mine resulting from the acquisition of the mill at the Ashdown mine and for rental payments and other amounts owed.  These obligations, including accrued interest payable, totaled $432,173 and $458,531 at December 31, 2009 and 2008, respectively.

As discussed in Notes 19 and 21, the Company has entered into certain consulting and employment agreements with its officers and directors.

As detailed in Note 8, the Company also has deferred compensation payable to officers or former officers totaling $636,358 and $356,989 at December 31, 2009 and 2008, respectively.

Note 23:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2009 and 2008, the Company made no cash payments for income taxes.

During the years ended December 3, 2009 and 2008, the Company made cash payments for interest of $57,852 and $189,714, respectively.

During 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $40,319, increased common stock by $4,069, increased additional paid-in capital by $35,063 and decreased common stock subscribed by $1,187.

•	Decreased amounts due related parties by $50,000, increased common stock by $1,000 and increased additional paid-in capital by $49,000.

•	Decreased additional paid-in capital and common stock subscriptions receivable by $120,000.

During 2008, the Company had the following non-cash financing and investing activities:

•	Decreased accrued liabilities by $129,587, increased common stock by $394 and increased additional paid-in capital by $129,193.

•	Increased property and equipment and debt by $142,392.

•	Increased common stock by $667, increased additional paid-in capital by $119,333 and decreased common stock subscribed by $120,000.

•	Increased common stock by $3,460, increased additional paid-in capital by $159,691, increased common stock subscription receivable by $1,187 and decreased accounts payable by $161,964.

•	Increased common stock by $3,890, increased additional paid-in capital by $124,480 and decreased accrued liabilities by $128,370.

•	Increased common stock by $3,460, increased additional paid-in capital by $159,691, increased common stock subscription receivable by $1,187 and decreased accounts payable by $161,964.

•	Increased common stock by $300, increased additional paid-in capital by $59,700 and decreased production payment obligation – related party by $60,000.

Note 24:  Subsequent Events

Employment Separation and Severance Agreement

As further described in Note 20, on January 25, 2010, the Company entered into an Employment Separation and Severance Agreement dated January 19, 2010 with David A. Caldwell, the Company’s former Chief Executive Officer and interim Chief Financial Officer and former member of the Company’s Board of Directors.  Pursuant to this agreement, Mr. Caldwell resigned from his positions as officer and director and all employment agreements between Mr. Caldwell and the Company were terminated.  The agreement also established settlement and repayment terms for all outstanding amounts owed by the Company to Mr. Caldwell.

Bridge Loan Side Letter Agreement

On January 13, 2010, the Company entered into a side letter agreement (the “Side Letter”) with Crestview Capital Master, LLC (the “Lender”) for the purpose of amending the Bridge Loan Secured Promissory Note, as amended (the “Bridge Note”) that was issued in connection with the Bridge Loan and Debt Restructuring Agreement between the Company and the Lender, dated January 30, 2009 (the “Agreement”) (see Note 12).

Pursuant to the Side Letter, the parties have agreed to further amend the Bride Note to provide that if the Company does not complete a joint venture with respect to its Mineral Ridge Mine on or before the Maturity Date of the Bridge Note due to circumstances beyond the Company’s reasonable control, the Lender will agree to extend the Maturity Date for successive one (1) week periods for an extension fee of ten thousand dollars ($10,000) per weekly period, prorated for any portion thereof, but in no event beyond April 6, 2010.  Any extension fees incurred will be added to the principal amount of the Bridge Note.  The parties further agreed that all other Transaction Documents, as defined in the Agreement, remain unchanged and in full force and effect and that the Second Amended Bridge Note remains subject to such Transaction Documents, including the Side Letter.

Termination of Consulting Agreements

In February 2010, the Board of Directors of the Company ratified the compensation paid to officers and directors pursuant to the Consulting Agreements discussed in Note 19 and agreed to terminate the agreements going forward.  In place of the agreements, the Board of Directors authorized a finance fee of up to 10% cash for successful financing efforts.

Dahl Consulting Agreement

The Consulting Agreement of Jeffrey Dahl (Note 19) was amended on February 25, 2010, establishing the amount owed by the Company to Mr. Dahl for fund raising efforts as $11,835, which will be paid through the issuance of 1,500,000 shares of the Company’s common stock.  Mr. Dahl also agreed to waive his rights to the pro-rata award of warrants.

On February 25, 2010, the Company and Mr. Dahl entered into a new Consulting Agreement with a term of 12 months pursuant to which the Company agreed to pay Mr. Dahl a cash finder’s fee equal to 10% of total defined Financing or Property Transactions.

Private Placement Offering of Units

In February 2010, the Board of Directors of the Company authorized a private placement offering of units of up to $500,000.  The offering of units will be made to accredited investors at a purchase price of $0.03 per unit, consisting of one share of common stock of the Company and a warrant to purchase one share of common stock of the Company at an exercise price of $0.06.

Mineral Ridge LLC

On March 10, 2010, the Company closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge mineral properties and various related assets (the “Mineral Ridge Mine”) for a purchase price of $3,750,000 cash (less those amounts previously advanced to us by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a deemed price of Cdn $0.50 per share.  Immediately following the sale, the Company and Scorpio US each contributed  their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC our interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company currently owns a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase the Company’s then remaining 20% interest for a period of 24 months following the commencement of commercial production.

Repayment of Bridge Loan

In connection with the closing of the Members’ Agreement and the formation of the Mineral Ridge LLC on March 10, 2010, the Company repaid the $1,000,000 Bridge Loan and Crestview released its security interest in the Mineral Ridge Mine.

Issuance of Common Shares, Warrants and Options

Subsequent to December 31, 2009, a total of 11,148,552 shares of the Company’s common stock were issued, 6,333,333 shares for $250,000 cash, 1,500,000 shares in payment of accrued liabilities of $11,835 and a total of 3,315,219 shares pursuant to separation and settlement agreements.  In connection with the issuance of common stock for cash, the Company issued a warrant for the purchase of 3,333,333 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of one year.  The Company also issued an option to a director for the purchase of 100,000 shares of common stock at an exercise price of  $0.045 per share, exercisable for a period of five years.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)
3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)
3.3	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(9)
3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(11)
3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(11)
4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(11)
4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(15)
10.1	Year 2002 Supplemental Employee/Consultant Stock Compensation Plan(16)
10.2	Payment Production Purchase Agreement dated September 2005, by and between Golden Phoenix Minerals, Inc. and Ashdown Milling Company, LLC(2)
10.3	Employment Agreement dated February 22, 2006, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell(2)
10.4	Employment Agreement dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin(2)
10.5	Employment Agreement dated August 14, 2006, by and between Golden Phoenix Minerals, Inc. and Donald R. Prahl(3)
10.6	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and David A. Caldwell(25)
10.7	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin(25)
10.8	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and Donald R. Prahl(25)
10.9	Share and Warrant Purchase Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and certain Investors(4)
10.10	Registration Rights Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and certain Investors(4)
10.11	Advance Sales Restructuring Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and William Schnack or Candida Schnack(5)
10.12	Mutual Termination Agreement dated April 23, 2007, by and between Golden Phoenix Minerals, Inc. and Fusion Capital Fund II, LLC(5)
10.13	2006 Non-Employee Director Stock Option Plan(6)
10.14	2007 Equity Incentive Plan(6)
10.15	Production Payment Purchase Agreement and Assignment dated June 12, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(7)
10.16	Registration Rights Agreement dated June 12, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(7)
10.17	Security Agreement dated June 12, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(8)
10.18	Notice of Assignment dated June 13, 2007, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(8)
10.19	Settlement Agreement and Release dated September 14, 2007, by and among Steven D. Craig, Estate of Collette Crater Craig and Golden Phoenix Minerals, Inc.(10)
10.20	Addendum to Production Payment Purchase Agreement between Golden Phoenix Minerals, Inc. and Ashdown Milling Company LLC dated February 6, 2008(10)
10.21	Amended Settlement Agreement and Release dated March 21, 2008, by and among Steven D. Craig, Estate of Collette Crater-Craig and Golden Phoenix Minerals, Inc.(10)
10.22	Agreement and Plan of Merger dated May 21, 2008(11)
10.23	2007 Equity Incentive Stock Option Plan(12)
10.24	2008 Executive Stock Compensation Plan(13)
10.25	Consulting Agreement dated January 16, 2009, by and between Golden Phoenix Minerals, Inc. and Thomas Klein(14)
10.26	Consulting Agreement dated April 16, 2009, by and between Golden Phoenix Minerals, Inc. and Allihies Engineering Incorporated and its President, Corby G. Anderson(17)
10.27	Supplemental Compensation Agreement dated May 7, 2009, by and between Golden Phoenix Minerals, Inc. and David Caldwell(18)
10.28	Bridge Loan and Debt Restructuring Agreement dated January 30, 2009, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC(19)
10.29	Binding Memorandum of Understanding dated February 28, 2009, by and between Golden Phoenix Minerals, Inc. and Win-Eldrich Gold, Inc.(19)
10.30	Supplemental Compensation Agreement dated May 18, 2009, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin(20)
10.31	Employment Separation Agreement dated July 28, 2009, by and between Golden Phoenix Minerals, Inc. and Donald R. Prahl(21)
10.32	Purchase and Sale of LLC Membership Interest Agreement dated May 11, 2009, by and between Golden Phoenix Minerals, Inc. and Win-Eldrich Gold, Inc.(22)
10.33
Global Settlement and Mutual Release of All Claims by All Parties dated May 13, 2009, by and between Golden Phoenix Minerals, Inc., Retrievers, LLC, John Tingue, Kris Tingue, Ashdown Project, LLC, Win-Eldrich Gold, Inc. and Perry Muller(22)

10.34	Employment Separation and Severance Agreement dated January 19, 2010, by and between Golden Phoenix Minerals, Inc. and David Caldwell(23)
14	Code of Ethics*
21	Subsidiaries of Golden Phoenix Minerals, Inc. (24)
31.1	Certification of Chief Executive Officer Pursuant to Section 302*
31.2	Certification of Chief Financial Officer Pursuant to Section 302*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.
(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form 10-KSB filed with the SEC on April 17, 2006.
(3)	Incorporated by reference from Form 8-K filed with the SEC on August 17, 2006.
(4)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on April 27, 2007.
(6)	Incorporated by reference from Form SB-2 filed with the SEC on May 25, 2007.
(7)	Incorporated by reference from Form 8-K filed with the SEC on June 19, 2007.
(8)	Incorporated by reference from Form SB-2 filed with the SEC on June 29, 2007.
(9)	Incorporated by reference from Form SB-2/A filed with the SEC on December 21, 2007.
(10)	Incorporated by reference from Form 10-KSB filed with the SEC on March 31, 2008.
(11)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(12)	Incorporated by reference from Form S-8 filed with the SEC on July 15, 2008.
(13)	Incorporated by reference from Form S-8 filed with the SEC on October 8, 2008.
(14)	Incorporated by reference from Form 8-K filed with the SEC on January 23, 2009.
(15)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(16)	Incorporated by reference from Form S-8 filed with the SEC on February 12, 2002.
(17)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(18)	Incorporated by reference from Form 8-K filed with the SEC on May 13, 2009.
(19)	Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2009.
(20)	Incorporated by reference from Form 8-K filed with the SEC on May 22, 2009.
(21)	Incorporated by reference from Form 8-K filed with the SEC on July 31, 2009.
(22)	Incorporated by reference from Form 10-Q filed with the SEC on August 19, 2009.
(23)	Incorporated by reference from Form 8-K filed with the SEC on January 29, 2010.
(24)	Incorporated by reference from Form 10-K filed with the SEC on April 15, 2009.