Form 10-Q
period 2010-03-31
GOLDEN PHOENIX MINERALS INC
filed 2010-05-24
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes ☒                                 No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Yes ☐                                  No ☒

As of May 24, 2010 there were 234,328,762 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Balance Sheets

	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$908,427	$94,785
Receivables, net	22,743	—
Prepaid expenses and other current assets	11,877	15,504
Marketable securities	6,166,685	—
Total current assets	7,109,732	110,289

Property and equipment, net	241,745	285,006

Other assets:
Deposits	92,065	106,590
Note receivable	—	—
Assets of discontinued operations	—	2,552,400
Total other assets	92,065	2,658,990

	$7,443,542	$3,054,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,000,642	$1,273,547
Accrued liabilities	998,696	1,005,433
Current portion of severance obligations	—	165,201
Current portion of long-term debt	1,369,143	2,535,782
Amounts due to related parties	397,868	432,173
Deposits received	—	900,000
Total current liabilities	3,766,349	6,312,136

Long-term liabilities:
Long-term debt	51,084	61,173
Amounts due to related parties	368,051	—
Liabilities of discontinued operations	—	3,036,430
Total long-term liabilities	419,135	3,097,603

Total liabilities	4,185,484	9,409,739

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 234,328,762 and 223,180,210 shares issued and outstanding, respectively	234,329	223,180
Additional paid-in capital	41,384,397	40,842,415
Other comprehensive income	611,207	—
Accumulated deficit	(38,971,875)	(47,421,049)
Total stockholders’ equity (deficit)	3,258,058	(6,355,454)

	$7,443,542	$3,054,285

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Sales	$—	$—

Operating costs and expenses:
Drilling operations	50,709	—
General and administrative expenses	399,959	445,260
Depreciation and amortization expense	18,058	22,907

Total operating costs and expenses	468,726	468,167

Loss from operations	(468,726)	(468,167)

Other income (expense):
Interest and other income	—	184
Interest expense	(78,239)	(485,707)
Gain on extinguishment of debt	36,901	974,456
Foreign currency gain	53,896	—
Gain (loss) on disposal of property and equipment	(6,322)	127

Total other income (expense)	6,236	489,060

Income (loss) from continuing operations before income taxes	(462,490)	20,893

Provision for income taxes	—	—

Income (loss) from continuing operations attributable to the Company	(462,490)	20,893

Income (loss) from discontinued operations:
Gain on sale of Mineral Ridge net assets	8,986,279	—
Loss from discontinued operations	(74,615)	(707,246)
Income (loss) from discontinued operations	8,911,664	(707,246)
Loss from discontinued operations attributable to noncontrolling interest	—	204,647

Net income (loss) from discontinued operations attributable to the Company	8,911,664	(502,599)

Net income (loss) attributable to the Company	$8,449,174	$(481,706)

Other comprehensive income (loss):
Income (loss) from continuing operations	$(462,490)	$20,893
Income (loss) from discontinued operations	8,911,664	(707,246)
Net income (loss)	8,449,174	(686,353)
Unrealized gain on marketable securities	611,207	—
Other comprehensive income (loss)	9,060,381	(686,353)
Other comprehensive loss attributable to noncontrolling interest	—	204,647

Other comprehensive income (loss) attributable to the Company	$9,060,381	$(481,706)

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.04	(0.00)
Total	$0.04	$(0.00)

Weighted average number of shares outstanding:
Basic	225,606,149	205,814,679
Diluted	236,596,149	205,814,679

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to the Company	$8,449,174	$(481,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations attributable to the Company	(8,911,664)	502,599
Depreciation and amortization	18,058	22,907
Stock-based compensation	14,058	16,593
(Gain) loss on disposal of property and equipment	6,322	(127)
Issuance of warrants for interest expense	—	437,611
Gain on extinguishment of debt	(36,901)	(974,456)
Foreign currency gain	(53,896)	—
Changes in operating assets and liabilities:
Increase in receivables	(3,863)	—
(Increase) decrease in prepaid expenses and other current assets	(3,627)	14,441
Decrease in inventories	—	19,103
Decrease in deposits	14,525	—
Increase (decrease) in accounts payable	(129,307)	532,114
Increase in accrued and other liabilities	49,969	32,089

Net cash provided by (used in) operating activities	(587,152)	121,168

Cash flows from investing activities:
Purchase of property and equipment	—	(1,500)
Proceeds from the sale of property and equipment	—	353

Net cash used in investing activities	—	(1,147)

Cash flows from financing activities:
Proceeds from the issuance of common stock	240,000	—
Proceeds from the issuance of debt	—	1,000,000
Payments of severance obligations	(65,201)	—
Payments of notes payable and long-term debt	(1,289,173)	(10,855)
Payments of amounts due to related parties	(40,866)	—

Net cash provided by (used in) financing activities	(1,155,240)	989,145

Cash flows from discontinued operations:
Net cash used in operating activities	(58,966)	(992,902)
Net cash provided by investing activities	2,615,000	40,000
Net cash provided by financing activities	—	69,587

Net cash provided by (used in) discontinued operations	2,556,034	(883,315)

Net increase in cash	813,642	225,851
Cash and cash equivalents, beginning of period	94,785	454

Cash and cash equivalents, end of period	$908,427	$226,305

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Financial Statements
March 31, 2010
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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

As discussed in Note 3, on March 10, 2010, the Company closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in its Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  Previously, on May 13, 2009, the Company completed the sale of 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”).  As a result, the Mineral Ridge Mine and the Ashdown LLC are classified as discontinued operations for all periods presented in the accompanying condensed financial statements.

The interim financial information of the Company as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements.  The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.  The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 -  GOING CONCERN

The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $38,971,875 at March 31, 2010.  The Company currently has no sources of operating revenues.  In addition, a significant portion of the Company’s current assets at March 31, 2010 is comprised of an investment in marketable securities of $6,166,685, which may be difficult to liquidate in sufficient quantities and in a timely fashion to meet the Company’s current obligations.  The Company will require additional capital to fund its operations and to pursue other mineral property development opportunities with its existing properties and other prospects.  The Company will seek funding primarily from equity financing, and anticipates it will also receive proceeds from the secured promissory note received in the sale of the Ashdown LLC.  There can be no assurance that the Company will be successful in its efforts to continue to raise capital at favorable rates or at all or that funds will be received from the promissory note.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 10, 2010, the Company closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  The Company currently owns a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

The operations of the Ashdown LLC historically funded a portion of the Company’s operating costs and expenses.  On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 (see Note 18).  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay the Company the amounts due in accordance with the terms of the promissory note.

NOTE 3 - DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

Ashdown Project LLC

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with Win-Eldrich Gold, Inc. (“WEG”), whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEG (the “Ashdown Sale”).  WEG was a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEG owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

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

The initial terms and conditions of the Note, including term, interest rate and description of security interest were as follows: the terms of the Note include the payment of the Purchase Price together with simple interest on the unpaid principal amount of the Note at rate equal to the Wall Street Journal Prime rate plus 2.0%, computed on a quarterly basis beginning April 1, 2009, for a term of 72 months, with the first payment due one year from the date of Closing.  As security for the Note, the Purchase Price shall be secured by the assets and property of the LLC as well as 100% of WEG’s ownership interest in the LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of March 31, 2010 and December 31, 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note was recorded in the Company’s statements of operations for the year ended December 31, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for year ended December 31, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

As further discussed in Note 18, the Company entered into certain debt reduction agreements in April 2010 whereby it extinguished debt and royalty obligations totaling $1,068,075 through the assignment of portions of the $5.3 million note receivable.

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

Mineral Ridge Mine

The Company entered into a letter agreement dated May 19, 2009, as subsequently amended on July 17, 2009, with Scorpio Gold Corporation (as previously defined, “Scorpio Gold”) for the purpose of completing due diligence prior to entering into a possible joint venture to place the Company’s Mineral Ridge Mine into production.  Upon execution of the letter agreement, Scorpio Gold paid the Company $50,000 and commenced a 15 day due diligence period.  On June 18, 2009, Scorpio Gold notified the Company that it had completed preliminary due diligence and intended to proceed with the acquisition of the Mineral Ridge Mine and the formation of a joint venture.

Through December 31, 2009, Scorpio Gold paid the Company an additional $850,000 plus certain expenses, as part of ongoing monthly payments to be credited toward the ultimate purchase price while the parties finalized negotiations and definitive agreements. These payments to the Company were non-refundable, and the total payments through December 31, 2009 of $900,000 were recorded as a deposit, a current liability in the accompanying condensed balance sheet as of December 31, 2009.

On March 10, 2010, the Company closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of US $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (as previously defined, the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC its interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company recorded the common shares of Scorpio Gold at their market value on March 10, 2010 of $5,501,582 and recognized a gain on sale of the 70% interest in the net assets of the Mineral Ridge Mine of $8,986,279 during the three month period ended March 31, 2010, comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability transferred	2,129,349
Book value of assets sold	(1,784,652)
Fees to related party	(610,000)

Gain on sale	$8,986,279

The fees on the transaction were incurred to Thomas Klein, Chief Executive Officer of the Company, with $375,000 payable to Mr. Klein and included in accrued expenses, a current liability in the accompanying condensed balance sheet as of March 31, 2010.

The contribution of the Company’s 30% interest in the net assets of Mineral Ridge, which was comprised of a net liability of $147,727, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital as follows:

Reclamation liability transferred	$912,578
Book value of assets transferred	(764,851)

Increase in additional paid-in capital	$147,997

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

As of the date of this report, the Company and Scorpio Gold are working with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of March 10, 2010, the date of the transfer, the reclamation obligation was estimated at $3,041,927.  Until the transfer of the reclamation obligation and related assets is approved and completed, the Company is contingently liable for any unfunded reclamation obligation.  However, the Company believes the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

The Company has reported the operations of the Ashdown LLC and the Mineral Ridge Mine as discontinued operations in the accompanying condensed financial statements for all periods presented.

The accompanying condensed statements of operations for the three months ended March 31, 2010 and 2009 include the following:

	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$153,797	$-	$153,797

Loss before income taxes	-	(74,615)	(74,615)	(511,617)	(195,629)	(707,246)
Provision for income taxes	-	-	-	-	-	-

Loss from discontinued operations	-	(74,615)	(74,615)	(511,617)	(195,629)	(707,246)
Gain on sale of Mineral Ridge assets	-	8,986,279	8,986,279	-	-	-
Income (loss) from discontinued operations	-	8,911,664	8,911,664	(511,617)	(195,629)	(707,246)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	204,647	-	204,647

Income (loss) from discontinued operations attributable to the Company	$-	$8,911,664	$8,911,664	$(306,970)	$(195,629)	$(502,599)

No accounts or amounts for the Ashdown LLC are included in the condensed financial statements of the Company subsequent to May 13, 2009, the date the Company’s sale of its interest in the Ashdown LLC was completed.  The assets and liabilities of the Mineral Ridge mine were aggregated and disclosed as long-term assets and liabilities in the condensed balance sheet as of December 31, 2009 as follows:

Prepaid expenses and other current assets	$48,041
Inventories	19,324
Property and equipment, net	432,986
Restricted funds – reclamation obligations	1,861,146
Prepaid bond insurance premiums	190,853
Deposits	50

Assets of discontinued operations	$2,552,400

Accounts payable	$17,332
Reclamation obligation	3,019,098

Liabilities of discontinued operations	$3,036,430

NOTE 4 – MARKETABLE SECURITIES

Marketable securities at March 31, 2010 consisted of 7,824,750 shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine.  The Company classifies these marketable securities as securities held-for-sale in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, Investments – Debt and Equity Securities.  The marketable securities were originally recorded on March 10, 2010 at their market value of $5,501,582 and subsequently stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.  The total net unrealized gain on this investment for the three months ended March 31, 2010 was $611,207.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosure, the Company categorizes its financial assets and liabilities that it measures on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Marketable securities held at March 31, 2010 are the only financials instruments that the Company currently measures on a recurring basis.  The following table summarizes the Company’s financial assets measured on a recurring basis as of March 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Securities	$6,166,685	$-	$-

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s statements of operations.  The foreign currency gain for the period ended March 31, 2010 was $53,896.

NOTE 5 – INVESTMENT IN MINERAL RIDGE LLC

At March 31, 2010, the Company’s 30% membership interest in the Mineral Ridge LLC is accounted for using the equity method of accounting in accordance with ASC Topic 323 – Investments – Equity Method and Joint Ventures.  The investment is recorded at cost, with the carrying value subsequently increased for the investor’s share of the investee’s net income or additional contributions to capital, and decreased for the investor’s share of the investee’s net loss or equity distributions.

Because the Company’s book value of its initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because the Company has no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, the Company has not recorded its share of the Mineral Ridge LLC net loss for the period ended March 31, 2010 because its investment has been reduced to zero and the Company has neither guaranteed obligations of or otherwise committed to provide further financial support for the Mineral Ridge LLC.

Because the Mineral Ridge LLC was recently formed, no summarized financial information for the period ended March 31, 2010 is available.

NOTE 6 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three-month periods ended March 31, 2010 and 2009 was $14,058 and $16,593, respectively.  There was no stock compensation expense capitalized during the three-month periods ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, options to purchase 100,000 shares of the Company’s common stock were issued to a director with an exercise price of $0.045 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.04 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	136.86%
Risk-free interest rate	2.38%
Expected life of options	5 years

The following table summarizes the stock option activity during the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	6,137,273	$0.21
Granted	100,000	$0.05
Exercised	-	$-
Expired or cancelled	(1,922,273)	$0.15

Outstanding at March 31, 2010	4,315,000	$0.23	2.08	$3,000

Options vested and exercisable at March 31, 2010	3,981,667	$0.23	2.08	$3,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.05 as of March 31, 2010 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2010, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed statements of operations was $3,364.

NOTE 7 - STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of March 31, 2010 and changes during the three months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2009	26,248,925	$0.04

Granted	3,333,333	$0.06
Canceled / Expired	-	$-
Exercised	-	$-

Outstanding, March 31, 2010	29,582,258	$0.05

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at March 31, 2010:

Expiration Date	Price	Number

2010	$ 0.25	1,748,925
2011	$ 0.03	23,000,000
2011	$ 0.01	1,500,000
2011	$ 0.06	3,333,333

		29,582,258

In connection with the purchase of shares of the Company’s common stock, the Company issued warrants to an investor to purchase 3,333,333 common shares of the Company at an exercise price of $0.06 per share.  The warrants are exercisable through February 24, 2011.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares
outstanding	225,606,149	205,814,679
Dilutive effect of:
Stock options	74,194	-
Warrants and stock purchase rights	10,915,806	-
Weighted average number of common shares
outstanding, assuming dilution	236,596,149	205,814,679

No stock options and warrants are included in the computation of weighted average number of shares for the three months ended March 31, 2009 because the effect would be anti-dilutive.  At March 31, 2010, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 33,897,258 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2010:

Mining and milling equipment	$20,431
Computer equipment	82,370
Drilling equipment	346,205
Support equipment	39,932
Office furniture and equipment	23,484
512,422
Less accumulated depreciation and amortization	(270,677)

$241,745

NOTE 10 – SEVERANCE OBLIGATIONS

At a meeting of the Board of Directors on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year, including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  The current portion of the severance obligation to Mr. Fitzsimonds of $165,201 as of December 31, 2009 is included in current liabilities in the accompanying condensed balance sheet as of December 31, 2009.

On December 23, 2009, the Company entered into a Settlement Agreement and Mutual Release Agreement with Mr. Fitzsimonds (the “Fitzsimonds Settlement Agreement”), pursuant to which the Company and Mr. Fitzsimonds agreed to settle the severance obligations and $100,000 promissory note due Mr. Fitzsimonds and cancel all outstanding stock options held by Mr. Fitzsimonds.  The Company paid Mr. Fitzsimonds $25,000 upon execution of the Fitzsimonds Settlement Agreement and agreed to pay Mr. Fitzsimonds $65,201 within two business days of the closing of the Mineral Ridge LLC, which payments were made in March 2010.  In addition, the Company issued Mr. Fitzsimonds 1,000,000 shares of its common stock on December 30, 2009 in payment of the $100,000 promissory note and 1,428,571 shares of its common stock on March 18, 2010 in payment of other obligations.  Upon final payment of all amounts due, Mr. Fitzsimonds agreed to release and discharge the Company from all current or future claims.

NOTE 11 – ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provided that, upon the request of the Company for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, and officer and director of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

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

As a consequence to the sale of its interest in the Ashdown LLC, the members of Ashdown Milling no longer had a net smelter returns royalty on Ashdown LLC production.  The Company intended to pay the remaining royalty obligation as sales proceeds are received from WEG.

As discussed in Note 18, in April 2010, the Company bought out the membership interests of two additional members of Ashdown Milling, Kenneth Ripley and David Pearl, in exchange for an assignment of an aggregate $978,005 of the $5.3 million promissory note due the Company from the sale of its membership interest in the Ashdown LLC.

As further discussed in Note 18, a debt settlement agreement was reached with Robert P. Martin to include $489,002, which at Mr. Martin’s election, will be structured as a purchase of Mr. Martin’s membership interest in Ashdown Milling.

As a result of these April 2010 transactions with Messrs. Ripley, Pearl and Martin, the Company will no longer have any obligations to Ashdown Milling pursuant to the Production Payment Purchase Agreement.

NOTE 12 – DEBT

The Company’s debt consists of the following at March 31, 2010:

Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation payable August 6, 2010, with interest to accrue on a quarterly basis at prime plus 2%	$1,000,000
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	23,554
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	16,201
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	37,096
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	55,351
Other	13,285
Accrued interest payable	99,283

Total	1,420,227
Less current portion	1,369,143

Long-term portion	$51,084

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

Pursuant to the Agreement, the Company borrowed from the Lender the principal amount of $1,000,000 (the “Principal Amount”) in exchange for the Company issuing the Lender a Bridge Loan Secured Promissory Note (the “Bridge Note”) for the Principal Amount plus interest to accrue on a quarterly basis at a rate of the Wall Street Journal Prime Rate plus 2%.  On October 26, 2009, the Company and the Lender agreed to restructure the Bridge Note to extend the maturity date from November 6, 2009 to February 6, 2010.  Pursuant to a side letter agreement between the Company and the Lender dated January 13, 2010, the Lender agreed to extend the Maturity Date for successive one week periods for an extension fee of $10,000 per weekly period, prorated for any portion thereof, but in no event beyond April 6, 2010.  On March 10, 2010, the Bridge Note was repaid in full.

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was previously recorded as a production payment obligation, a current liability in the Company’s balance sheet.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of August 6, 2010, as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in its statement of operations for the year ended December 31, 2009.  Upon formation of the joint venture in relation to the Mineral Ridge Mine, the Company issued an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note, the Lender will release the joint venture from the assignment.

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

NOTE 13 – AMOUNTS DUE TO RELATED PARTIES AND EMPLOYEE SEPARATION AGREEMENT

Amounts due to related parties included in current liabilities consist of the following at March 31, 2010:

	Principal	Interest	Total
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%	$166,407	$13,509	$179,916
Notes payable to Robert P. Martin, President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%, including $70,090 issued for royalties expense	160,525	57,427	217,952
	$326,932	$70,936	$397,868

As discussed in Note 18, the Company reached debt settlement agreements with these individuals in April 2010.

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

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, the Company shall: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving the Company’s Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $368,051 at March 31, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $1,428.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of Company common stock in lieu of cash payments for the Note and the Subsequent Payment.

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

NOTE 14 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, the Company issued 11,148,552 shares of its common stock, including: 6,333,333 shares for cash of $250,000; 3,276,757 shares for accounts payable of $51,346; and 1,538,462 shares for severance obligation of $100,000.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the three months ended March 31, 2010, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

In connection with the issuance of common stock for cash, the Company issued a warrant for the purchase of 3,333,333 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of one year.

NOTE 15 – LEGAL MATTERS

Earl Harrison – Subsequent to the Company’s quarterly period ended March 31, 2010, the Company and Mr. Harrison agreed to the terms of a settlement of the outstanding judgment and execution order in Mr. Harrison’s favor, which matter is further described in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 9, 2010.  The terms of the settlement are further described in the Company’s Current Report on Form 8-K as filed with the SEC on April 21, 2010.

Tetra Financial Group, LLC – On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint in the Third District Court of Utah in Salt Lake County against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two (2) ten-ton hauler trucks.  In February 2010, a settlement agreement was reached with Tetra requiring payments to be made by the Ashdown Project, LLC and resulting in no material financial impact to the Company.  The Company remains contingently liable, however, for amounts due Tetra under the settlement agreement in the event such amounts are not paid by the Ashdown Project, LLC.

Ed Staub & Sons Petroleum, Inc. - No material changes have occurred during the quarter ended March 31, 2010.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2009.

NOTE 16 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2010 and 2009, the Company made no cash payments for income taxes.

During the three months ended March 31, 2010 and 2009, the Company made cash payments for interest of $141,836 and $4,151, respectively.

During the three months ended March 31, 2010, the Company had the following non-cash financing and investing activities:

•	Increased receivables and decreased property and equipment by $18,880.

•	Increased marketable securities and other comprehensive income by $611,207.

•	Decreased accounts payable by $51,346 increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

During the three months ended March 31, 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $12,473, increased common stock by $540, increased additional paid-in capital by $10,746 and decreased common stock subscribed by $1,187.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2010 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

NOTE 18 – SUBSEQUENT EVENTS

Mhakari Nevada Properties excluding Vanderbilt Mine

On April 19, 2010, the Company entered into a letter of intent with Mhakari Gold (Nevada) Inc. (“Mhakari”) dated April 16, 2010 (the “First LOI”), concerning that certain property known as the “Mhakari Nevada Properties excluding Vanderbilt Mine,” located in the State of Nevada (the “Property”).

Pursuant to the terms of the First LOI, the parties agreed to immediately proceed to negotiate a definitive option agreement (the “Definitive Option Agreement”) whereby the Company will be granted an option to acquire an undivided 80% interest in the Property.

In particular, the terms of the Definitive Option Agreement shall include an option price payable by the Company to Mhakari as follows: (i) upon signing of the Definitive Option Agreement, $75,000 cash payment in three monthly installments of $25,000 as well as the issuance of 5,000,000 shares of the Company’s common stock and warrants to purchase a further 5,000,000 shares of Company common stock at a strike price of $0.05 per share exercisable for a period of five years; (ii) within six months of the signing of the Definitive Option Agreement, an additional $50,000 cash payment to Mhakari; (iii) within 12 months of signing the Definitive Option Agreement, an additional $50,000 cash payment to Mhakari; (iv) within 12 months of signing the Definitive Option Agreement, the Company shall be required to expend no less than $150,000 in exploration and development expenditures on the Property; and (v) within 48 months of signing the Definitive Option Agreement, the Company shall be required to expend no less than an additional $1,000,000 in exploration and development expenditures on the Property.

Moreover, the Definitive Option Agreement shall include a provision to the effect that upon the satisfaction of option purchase price terms (i)-(iv) above, the parties shall enter in to a joint venture agreement with respect to the Property in which the Company will receive a 51% interest.  Under the terms of such joint venture agreement, the Company will assume day-to-day operational control of the Property.  Upon satisfying option purchase price term (v) above, the Company’s interest in the Property shall automatically be increased from 51% to 80%, with Mhakari retaining a 20% participating interest and both parties subject to dilution for failure to contribute its respective share of required capital to the joint venture.

Additionally, the execution of the Definitive Option Agreement is contingent upon the parties (a) receiving an “area of interest waiver” from Scorpio Gold (US) Corporation (as previously defined, “Scorpio”) related to the Company’s current joint venture with Scorpio US with respect to the Mineral Ridge property; (b) concurrently completing the purchase and sale of an 80% interest in the “Mhakari Vanderbilt Properties,” as further discussed below; and (c) conducting due diligence to their reasonable satisfaction.  In the event either party has not completed due diligence to their reasonable satisfaction, either party may terminate the First LOI within 30 days of the date of the First LOI.  Further, the First LOI shall automatically terminate if the Definitive Option Agreement is not entered into on or before May 26, 2010.

As of the date of the filing of this Report, the Company has paid Mhakari CDN$5,000 on account of Mhakari’s legal fees.  In addition, the Company has paid Mhakari a non-refundable deposit of $25,000 which shall be credited against the option purchase price payable under the Definitive Option Agreement.

Mhakari Vanderbilt Properties

Simultaneous with the First LOI, on April 19, 2010, the Company entered into a further letter of intent with Mhakari, dated April 16, 2010 (the “Second LOI”) concerning that certain property, known as the “Mhakari Vanderbilt Properties,” located in the State of Nevada (the “Vanderbilt Property”).

Pursuant to the terms of the Second LOI, the parties agreed to immediately proceed to negotiate a definitive purchase agreement (the “Definitive Purchase Agreement”) whereby the Company will purchase an undivided 80% interest in the Vanderbilt Property.

In particular, the terms of the Definitive Purchase Agreement shall include a purchase price payable by the Company to Mhakari as follows: (i) upon the signing of the Definitive Purchase Agreement, the issuance of 2,000,000 shares of the Company’s common stock as well as warrants to purchase a further 2,000,000 shares of the Company’s common stock with a strike price of $0.05 per share exercisable for a period of five years; (ii) within 48 months of signing the Definitive Purchase Agreement, the Company shall be required to expend no less than $350,000 in exploration and development expenditures on the Vanderbilt Property; and (iii) the Company will satisfy its obligations under the Definitive Option Agreement concerning the “Mhakari Nevada Properties excluding Vanderbilt Mine,” referred to above as the “Property” (collectively, items (i) – (iii) referred to as the “Purchase Price”).  As a condition to the Company’s obligation to satisfy the Purchase Price, upon entering into the Definitive Purchase Agreement, Mhakari agrees to satisfy the remaining payments owing under an exclusive option agreement between itself and the current owner of the Vanderbilt Property.

Moreover, the Definitive Purchase Agreement shall include a provision to the effect that upon satisfaction of the Purchase Price, the parties shall enter into a joint venture agreement with respect to the Vanderbilt Property in which the Company will receive an undivided 80% ownership interest in, and will assume day-to-day operational control of, the Vanderbilt Property, with Mhakari retaining a 20% participating interest and both parties subject to dilution for failure to contribute its respective share of required capital to the joint venture.

In the event either party has not completed due diligence to their reasonable satisfaction, either party may terminate the Second LOI within 30 days of the date of the Second LOI.  Further, the Second LOI shall automatically terminate if the Definitive Purchase Agreement is not entered into on or before May 26, 2010.

Debt Reduction Agreements

On April 15, 2010, in furtherance of its debt reduction efforts, the Company entered into a series of agreements with Kenneth Ripley (“Ripley”) and David Pearl (“Pearl”), members of the Ashdown Milling Company, LLC (“Ashdown Milling”), Win-Eldrich Gold, Inc., (“WEG”), the Ashdown Project, LLC (“Ashdown Project”) and Earl Harrison (“Harrison”), whereby WEG agreed to modify that certain Limited Recourse Secured Promissory Note in the principal amount of $5,300,000 made in favor of the Company, dated May 13, 2009 (the “Initial Note”), and reissue and replace the Initial Note with one Series A Note, two Series B Notes and one Series C Note, with the Company maintaining the Series A Note and WEG consenting to the Company’s assignment of the Series B Notes to Ripley and Pearl and the Series C Note to Harrison, in settlement of outstanding sums owed by the Company to each party, all as further described below (the overall transaction referred to herein as the “Debt Reduction”):

As an initial matter, in furtherance of the Debt Reduction, the Company and WEG entered into a Promissory Note Modification Agreement, dated April 15, 2010, whereby the parties agreed to replace the Initial Note issued under that certain Purchase and Sale of Membership Interest Agreement, dated May 11, 2009 (the “Ashdown Project Purchase Agreement”) with four separate notes as follows: (a) one Series A Limited Recourse Secured Promissory Note in the principal amount of $4,231,925 (the “Series A Note”), (b) two Series B Limited Recourse Secured Promissory Notes, each in the principal amount of $489,002 (the “Series B Notes”), and (c) one Series C Limited Recourse Secured Promissory Note in the principal amount of $90,070 (the “Series C Note”) (the Series A Note, the Series B Notes and the Series C Note, collectively, the “Replacement Notes”).  As discussed below, payments to the Company on the Series A Note will commence on April 1, 2011 rather than on May 13, 2010 as initially contemplated, in order to permit the commencement of payments on the Seris B Notes and Series C Note, in furtherance of the Debt Reduction.

The Series A Note bears interest at a rate of 5.25% per annum, with interest accruing from April 1, 2011, and monthly payments to commence as of even date therewith and continue in equal monthly installments for 49 months until the Series A Note’s maturity date of April 1, 2015, unless sooner accelerated upon an event of default.  The Series B Notes are non-interest bearing and shall each be repaid in equal monthly installments over a twenty-four (24) month period, with the first monthly installment to commence on May 1, 2010.  The Series C Note bears interest at a rate of 5.25% per annum and shall be repaid in equal monthly installments over a 24 month period, with the first monthly installment to commence on May 1, 2010.  Accordingly, the Series B Notes and Series C Note are scheduled to commence payments one (1) year prior to the commencement of payments under the Series A Note.  However, an event of default under any of the Series B Notes or Series C Note, constitutes an event of default under the Series A Note, thereby triggering the acceleration of all Replacement Notes.

Further, the Replacement Notes are collectively secured by certain Ashdown Project and WEG collateral as set forth in that certain Security Agreement and Mortgage and Deed of Trust (“Security Agreement”) entered into by and between the Company, WEG and the Ashdown Project simultaneous with and pursuant to the Ashdown Project Purchase Agreement, such Security Agreement amended as of April 15, 2010 by that certain First Amendment to Security Agreement (the “Amendment”), to facilitate the issuance of the Replacement Notes and to affirm that the Security Agreement, as amended, remains in full force and effect, securing WEG’s obligations under the Replacement Notes.

Also in connection with the Debt Reduction, on April 15, 2010, the Company entered into a Membership Interest Purchase Agreement (the “Ashdown Milling Purchase Agreement”) with Ripley and Pearl (collectively, the “Sellers”), whereby the Company agreed to purchase the Sellers’ collective 40% membership interest in Ashdown Milling (the “Membership Interests”) for an aggregate purchase price of $978,005 (the “Purchase Price”), payable in the form of an assignment of the Company’s rights to those certain Series B Notes made by WEG, as described above.  The Company entered into the Ashdown Milling Purchase Agreement to acquire the Membership Interests, in furtherance of its obligation under the Ashdown Project Purchase Agreement to use its best efforts to reduce or eliminate the net smelter royalty obligations owed to Ashdown Milling.  In consideration of the Purchase Price, the Sellers agreed to assign the Company all of their respective right, title and interest in and to the Membership Interests and to provide the Company with a general release of any and all claims, obligations, debts, liabilities, agreements, warranties, representations, damages, losses, costs and expenses, among other things, that Sellers may have had against the Company.  The Company provided Sellers with a similar general release of liabilities.

To facilitate the Company’s payment of the Purchase Price as described in the Ashdown Milling Purchase Agreement, the Company and each of Ripley and Pearl entered into an Assignment of Loan Documents dated April 15, 2010 (the “Assignments”), whereby the Company assigned its right to the Series B Notes to each of Ripley and Pearl, which Assignments were duly consented to by WEG.  Pursuant to the Assignments, Ripley and Pearl each agreed to release the Company from any liability with respect to, and agreed to indemnify and hold the Company harmless from and against, any claims arising out of or relating to, the Series B Notes.

Finally, in connection with the Debt Reduction, on April 21, 2010, the Company entered into a Settlement Agreement with Earl Harrison (“Harrison”) dated April 9, 2010 (the “Harrison Settlement Agreement”), whereby the Company agreed to pay Harrison the aggregate sum of $180,140 (the “Harrison Settlement Amount”).  The parties agreed that of the Harrison Settlement Amount, $90,070 was to be paid in cash simultaneous with the Company’s execution of the Harrison Settlement Agreement, and the remaining $90,070 was to be paid in the form of an assignment of the Company’s right to that certain Series C Note made by WEG, as described above.  In consideration of the Company's payment of the Harrison Settlement Amount, Harrison agreed to a full release of any and all debts, claims, obligations, losses, costs and expenses he may have had against the Company related to that certain default judgment dated February 2, 2009 from the Second District Court of the State of Nevada in Washoe County entered in favor of Harrison and the Execution Order dated May 1, 2009 issued in connection therewith.

To facilitate the assignment of the Series C Note, the Company and Harrison entered into an Assignment of Loan Documents dated April 15, 2010 (the “Harrison Assignment”), which Harrison Assignment was duly consented to by WEG.  Pursuant to the Harrison Assignment, Harrison agreed to release the Company from any liability with respect to, and agreed to indemnify and hold the Company harmless from and against, any claims arising out of or relating to, the Series C Note.

Martin Debt Settlement Agreement

On April 16, 2010, the Company entered into a Debt Settlement and Release Agreement with Robert P. Martin, the Company’s current President, Secretary and Chairman of the Company’s Board of Directors (the “Debt Settlement Agreement”), as part of the Company’s ongoing efforts to consolidate and eliminate certain outstanding debt obligations.

Pursuant to the terms of the Debt Settlement Agreement, Mr. Martin agreed to accept the total sum of $716,689 (the “Martin Settlement Amount”) in exchange for the settlement of all outstanding amounts owed by the Company to Mr. Martin, such amounts totaling $985,259 (the “Outstanding Debt”), as well as a release of all claims against the Company by Mr. Martin relating to, or arising out of, the Outstanding Debt.  By agreeing to accept the Martin Settlement Amount, Mr. Martin is forgiving $268,570 owed to him by the Company.

The Outstanding Debt consists of: (i) loan obligations of the Company in the form of three promissory notes issued to Mr. Martin totaling $215,940 (such amount includes accrued interest on the three notes in the amount of $55,415) (“Loan Obligations”); (ii) unpaid salary totaling $268,570 (“Unpaid Salary Obligation”) and accrued unpaid expenses totaling $11,747 (“Accrued Expense Obligation”) owed by the Company to Mr. Martin under the Employment Agreement between the Company and Mr. Martin dated March 8, 2006, as supplemented by that certain Addendum to Employment Agreement dated January 31, 2007; and (iii) financial obligations totaling $489,002 owed by the Company to Mr. Martin in connection with the Company’s investment in the mill owned by the Ashdown Milling Company, LLC, in Mr. Martin’s capacity as a member thereof (the “Ashdown Milling Obligations”).

Under the terms of the Debt Settlement Agreement, the Company agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 will accrue interest at a rate of 6.5% per annum, with a maturity date of September 12, 2010; and (2) $489,002 will be paid by the Company to Mr. Martin after the Company has satisfied its current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), or by March 12, 2011, whichever comes first, said payment to be structured, at Mr. Martin’s election, as a sale of Mr. Martin’s membership interest in Ashdown Milling to the Company pursuant to, and in accordance with, the terms and conditions of the Ashdown Milling Operating Agreement.

The Secured Promissory Note is secured by 1,020,000 shares of Scorpio Gold Corporation’s (“Scorpio Gold”) common stock, valued at CN $0.50 per share (“Scorpio Gold Shares”).  Mr. Martin may elect to receive some or all of the Scorpio Gold Shares at one time or in installments, at Mr. Martin’s election, and apply those shares, to be valued at CN $0.50 per share at the time of election, against the then outstanding balance of the Secured Promissory Note, which will be reduced accordingly.  The Scorpio Gold Shares to be issued to Mr. Martin under the Debt Settlement Agreement are subject to that certain Letter Agreement by and between the Company and Scorpio Gold dated March 10, 2010, pursuant to which Scorpio Gold holds a right of first refusal with respect to the Scorpio Gold Shares.  As such, Mr. Martin shall enter into such written agreement with Scorpio Gold as may be deemed necessary to further the intent of Scorpio Gold’s right of first refusal.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in  our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown Project LLC (the “Ashdown LLC”) to Win-Eldrich Gold, Inc. (“WEG”) and, on March 10, 2010, we closed an agreement dated December 31, 2009 for the purpose of contributing our Mineral Ridge Mine into Mineral Ridge Gold, LLC, a Nevada limited liability company, (the “Mineral Ridge LLC”) in which we retain a 30% interest, to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in our condensed financial statements.

As consideration for the sale of our ownership interest in the Ashdown LLC, we received consideration from WEG in the form of a note receivable of $5.3 million.  In addition, the assets of the Ashdown LLC have been pledged as collateral for the note receivable.  However, generally accepted accounting principles preclude us from presenting an asset in our condensed balance sheets and recognizing any gain on sale of our interest in the Ashdown LLC attributed to the note due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Therefore, we have recorded a 100% valuation allowance against the $5.3 million note receivable as of March 31, 2010 and December 31, 2009.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.  As further discussed under Liquidity and Capital Resources, we entered into certain debt reduction agreements in April 2010 whereby we extinguished debt and royalty obligations totaling $1,068,075 through the assignment of portions of the $5.3 million note receivable and restructured the terms of the remaining note balance.

With the sale of our interest in the Ashdown LLC and the formation of the Mineral Ridge LLC, our primary mining property assets are the Northern Champion molybdenum property located in Ontario, Canada, and the Duff claims block, located adjacent to the Ashdown Mine in northwestern Nevada.

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

As further discussed in Note 18 to our condensed financial statements, on April 19, 2010, we entered into a two letters of intent with Mhakari Gold (Nevada) Inc. (“Mhakari”) dated April 16, 2010, concerning certain properties located in the State of Nevada.  Pursuant to the terms of the letters of intent, the parties agreed to immediately proceed to negotiate definitive option and purchase agreements whereby we will be granted an option to acquire and to purchase, respectively, an undivided 80% interest in each of the properties.  It is our intent to enter into definitive purchase agreements by May 26, 2010 and move forward with joint venture agreements to further develop the properties.

GOING CONCERN UNCERTAINTY

Our condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $38,971,875 at March 31, 2010.  We currently have no sources of operating revenues.  In addition, a significant portion of our current assets at March 31, 2010 is comprised of an investment in marketable securities of $6,166,685, which may be difficult to liquidate in sufficient quantities and in a timely fashion to meet our current obligations.  We will require additional capital to fund our operations and to pursue other mineral property development opportunities with our existing properties and other prospects.  We will seek funding primarily from equity financing, and anticipate we will also receive proceeds from the secured promissory note received in the sale of our interest in the Ashdown LLC.  There can be no assurance that we will be successful in our efforts to continue to raise capital at favorable rates or at all or that funds will be received from the promissory note.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The deterioration of capital markets has made it difficult for us to obtain debt and equity financing.  On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby we borrowed $1 million.  Subsequently, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010, and from February 6 to the earlier of the completion of a joint venture with respect to the Mineral Ridge Mine or April 6, 2010.  The loan was repaid in full on March 10, 2010; however, we remain obligated to Crestview under that certain Debt Restructuring Secured Promissory Note in the principal amount of $1 million issued pursuant to the Bridge Loan and Debt Restructuring Agreement, which has a maturity date of August 6, 2010.

On March 10, 2010, we closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, we sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  We currently own a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

The operations of the Ashdown LLC historically funded a portion of our operating costs and expenses.  On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, and several of those critical accounting policies are as follows:

Marketable Securities.  Our marketable securities at March 31, 2010 consisted of shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine.  We classify these marketable securities as securities held-for-sale in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, Investments – Debt and Equity Securities.  The marketable securities are stated at fair value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s statements of operations.

Investment in Mineral Ridge LLC.  At March 31, 2010, our 30% membership interest in the Mineral Ridge LLC is accounted for using the equity method of accounting in accordance with ASC Topic 323 – Investments – Equity Method and Joint Ventures.  The investment is recorded at cost, with the carrying value subsequently increased for our share of the Mineral Ridge LLC net income or additional contributions made by us to capital, and decreased for our share of the Mineral Ridge LLC net loss or equity distributions received by us.

Because our book value of our initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because we have no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, we have not recorded our share of the Mineral Ridge LLC net loss for the period ended March 31, 2010 because our investment has been reduced to zero and we have neither guaranteed obligations of or otherwise committed to provide further financial support for the Mineral Ridge LLC.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 40 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of our interest in the Ashdown LLC and the formation of the Mineral Ridge LLC, as of March 31, 2010, we had no proven or probable reserves.

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

We have estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property which, prior to the formation of the Mineral Ridge LLC, were included in our financial statements in liabilities of discontinued operations in accordance with generally accepted accounting principles, in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations.

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

Note Receivable.  As of March 31, 2010 and December 31, 2009, the note receivable of $5.3 million received from WEG in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  March 31, 2010 and December 31, 2009, we have fully reduced our deferred tax assets by recording a valuation allowance.

Stock-Based Compensation and Equity Transactions.  We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of ASC Topic 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance ASC Topic 505-50, Equity-Based Payments to Non-Employees, we have determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2010 and through the date of the filing of this report that are applicable to or would have a material impact on our financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC in May 2009 and the presentation of its operations as discontinued operations in our condensed financial statements, we reported no sales of minerals for the three-month periods ended March 31, 2010 and 2009.

We have suspended the operations of our drilling services division, pending additional funding and project opportunities, and currently do not have any employees in this division.  Consequently, during the three months ended March 31, 2010 and 2009, we had no income from the use of our drilling equipment.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

Drilling operations expenses of $50,709 for the three months ended March 31, 2010 were comprised primarily of equipment rental and incidental costs of supplies and maintenance.  There were no similar costs in the three months ended March 31, 2009.  As discussed above, we have suspended the operations of our drilling services division, pending additional funding and project opportunities.  We will, however, continue to incur equipment rental and other costs of keeping the drilling services division on a standby basis.

General and administrative expenses were $399,959 and $445,260 for the three months ended March 31, 2010 and 2009, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The decrease in the current year is due to a reduction in the number of employees and related administrative expenses pursuant to the disposition of our interest in the Ashdown LLC.

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $18,058 and 22,907, respectively.  Depreciation and amortization expense in the current year is less than in the prior year due to the retirement of certain mining and milling equipment.

Other Income (Expense)

Interest and other income for the three months ended March 31, 2010 and 2009 was $0 and $184, respectively.  The decrease in interest and other income on a year-to-date basis in the current year is due to decreased levels of interest-bearing deposits.

Interest expense for the three months ended March 31, 2010 and 2009 was $78,239 and $485,707, respectively.  The decrease in interest expense on a year-to-date basis during the current year is due primarily to the interest expense recorded upon the issuance of warrants associated with fund raising activities in the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, we reported a gain on extinguishment of debt of $36,901 and $974,456, respectively.  We continue our efforts to reduce our liabilities, reaching settlements where possible for a reduction in amounts owed.  The gain on extinguishment of debt in the three months ended March 31, 2009 resulted from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

During the three months ended March 31, 2010, we reported a foreign currency gain of $53,896 resulting from a positive change in the foreign exchange rates used to translate the value of our marketable securities, which are denominated in Canadian dollars, to our functional currency, the US dollar.  We had no foreign currency gains or losses in the three months ended March 31, 2009.

We also reported an immaterial loss on disposal of property and equipment of $6,322 in the three months ended March 31, 2010 and an immaterial gain on disposal of property and equipment of $127 in the three months ended March 31, 2009.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our condensed financial statements as discontinued operations for the three months ended March 31, 2010 and 2009, including the following:

	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$153,797	$-	$153,797

Loss before income taxes	-	(74,615)	(74,615)	(511,617)	(195,629)	(707,246)
Provision for income taxes	-	-	-	-	-	-

Loss from discontinued operations	-	(74,615)	(74,615)	(511,617)	(195,629)	(707,246)
Gain on sale of Mineral Ridge assets	-	8,986,279	8,986,279	-	-	-
Income (loss) from discontinued operations	-	8,911,664	8,911,664	(511,617)	(195,629)	(707,246)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	204,647	-	204,647

Income (loss) from discontinued operations attributable to the Company	$-	$8,911,664	$8,911,664	$(306,970)	$(195,629)	$(502,599)

We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009, the date we sold our interest in the Ashdown LLC.  The Ashdown LLC reported a loss of $511,617 for the three months ended March 31, 2009.

The sale of our interest in the Ashdown LLC was completed on May 13, 2009, and no amounts for the Ashdown LLC are included in our condensed statements of operations for the three months ended March 31, 2010.

Amounts included in income (loss) from discontinued operations for the Mineral Ridge Mine for the three months ended March 31, 2010 and 2009 include costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of activities pending formation of the Mineral Ridge LLC.

As discussed in more detail above, on March 10, 2010, Scorpio Gold, Scorpio US and the Company closed the Exploration, Development and Mining Joint Venture Members’ Agreement entered into on December 31, 2009 and formed Mineral Ridge LLC.  We recognized a gain on sale of our 70% interest in the net assets of the Mineral Ridge Mine of $8,986,279 in the three months ended March 31, 2010, comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability transferred	2,129,349
Book value of assets sold	(1,784,652)
Fees to related party	(610,000)

Gain on sale	$8,986,279

The fees on the transaction were incurred to Thomas Klein, our Chief Executive Officer, with $375,000 payable to Mr. Klein and included in accrued expenses, a current liability in our condensed balance sheet as of March 31, 2010.

As of the date of this report, Scorpio Gold and we are working with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of March 10, 2010, the date of the transfer, the reclamation obligation was estimated at $3,041,927.  Until the transfer of the reclamation obligation and related assets is approved and completed, we are contingently liable for any unfunded reclamation obligation.  However, we believe the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $38,971,875 at March 31, 2010.  At March 31, 2010, we had current assets of $7,109,732 and current liabilities of $3,766,349, resulting in working capital of $3,343,383.  However, of our current assets, $6,166,685 is comprised of 7,824,750 shares of Scorpio Gold common stock, which may be difficult to liquidate in sufficient quantities and in a timely fashion to meet our current obligations.

At March 31, 2010, we had cash of $908,427, primarily as a result of the successful formation of the Mineral Ridge LLC in March 2010.  In connection with the formation of the Mineral Ridge LLC, we repaid the $1,000,000 Bridge Loan and Crestview released the security interest in the Mineral Ridge Mine.  We also repaid other obligations out of the Scorpio Gold proceeds.  We have no current operating revenues and continue to experience difficulties raising debt and equity capital.  We have, however, significantly reduced our operating costs, including a reduction in force.  In order to increase the level of our operations, evaluate and participate in other mining ventures, commence again the activities of our drilling department and explore or develop our existing mineral properties, we will require additional capital.

The $5.3 million purchase price due us from WEG from the sale of our membership interest in the Ashdown LLC is in the form of a secured promissory note originally payable over a 72 month term commencing one year from the closing of the sale.  WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

During the three months ended March 31, 2010, we used net cash of $587,152 in operating activities, compared to $121,168 net cash provided by operating activities during the three months ended March 31, 2009.  After eliminating non-cash income and expense items, the increase in net cash used in operating activities in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily due to a reduction of accounts payable of $129,307 in the three months ended March 31, 2010 compared to an increase in accounts payable of $532,114 in the three months ended March 31, 2009.

During the three months ended March 31, 2010, we had no net cash provided by or used in investing activities.  During the three months ended March 31, 2009, we had net cash used in investing activities of $1,147, consisting of the purchase of property and equipment of $1,500, partially offset by proceeds from the sale of property and equipment of $353.

During the three months ended March 31, 2010, net cash used in financing activities was $1,155,240, comprised of payments of severance obligations of $65,201, payments of notes payable and long-term debt of $1,289,173 and payments of amounts due related parties of $40,866, partially offset by proceeds from the sale of common stock of $240,000.

During the three months ended March 31, 2009, net cash provided by financing activities was $989,145, comprised of proceeds from the issuance of debt of $1,000,000, partially offset by payments of debt of $10,855.

During the three months ended March 31, 2010, net cash provided by discontinued operations was $2,556,034 compared to net cash used in discontinued operations for the three months ended March 31, 2009 of $883,315.  The net cash provided by operations in the three months ended March 31, 2010 resulted primarily as a result of the cash proceeds from the sale of net assets to Scorpio Gold.

Debt Restructuring Note

On October 26, 2009, the Company and Crestview agreed to restructure the terms of the $1 million Debt Restructuring Note to change the maturity date from February 6, 2011 to August 6, 2010.  We executed an Amended and Restated Debt Restructuring Promissory Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require us to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by us.

We had previously issued Crestview warrants to purchase 23,000,000 shares of our common stock, at an exercise price of $0.03 per share, for a purchase period of 24 months (the “Debt Restructuring Warrants”).  The Debt Restructuring Warrants are subject to certain registration rights, which Crestview, at present, has agreed to waive in lieu of utilizing Rule 144, as necessary, to remove any restrictive legends on its securities.  The provisions of the Debt Restructuring Warrants were modified pursuant to an Amended and Restated Restructuring Warrant dated October 29, 2009 to provide that in the event there is an issuance of shares or common stock, convertible debt or equity, or warrants or options, at a price per share or convertible or exercisable at a price per share below the Warrant Price (as defined), then the Warrant Price shall be reduced to the price per share of the common stock so issued or issuable, and the number of Warrant Shares (as defined) shall be adjusted to the extent required to enable the Holder to acquire additional shares of common stock representing the same percentage of the shares issued and/or issuable as a result of the transaction as the number of Warrant Shares exercisable immediately prior to the transactions represents of the number of shares of common stock issued and outstanding immediately prior to the transaction.

Debt Reduction Efforts

Leading up to and following the successful formation of the Mineral Ridge LLC, we continue our efforts to eliminate our indebtedness through negotiated debt reductions, and structured cash and stock payments.

Caldwell Separation Agreement

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

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, we agreed to: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving our Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $368,051 at March 31, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $1,428.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of our common stock in lieu of cash payments for the Note and the Subsequent Payment.

The Caldwell Separation Agreement further provides that Mr. Caldwell will form a new company, Phoenix Development Group, LLC, a Nevada limited liability company (“PDG”), to operate as a mine exploration and evaluation enterprise. It is contemplated that Mr. Caldwell will serve as CEO and Exploration Geologist of PDG and that we will own a 25% ownership in PDG in exchange for ongoing monthly cash payments of $7,500 (“PDG Payments”), such payments to commence 30 days after the formation of PDG and continue on a monthly basis for a period of 24 months, to be further detailed in a contribution agreement by and between PDG and the Company at a later time.  Further, pursuant to the Caldwell Separation Agreement, we will have a right of first refusal to negotiate with PDG for the purchase of any mining, mineral or exploration property rights identified and acquired by PDG.  In addition, as set forth in the Caldwell Separation Agreement, PDG can be issued shares of our common stock in lieu of the PDG Payments.

April 2010 Debt Reduction Agreements

On April 15, 2010, in furtherance of our debt reduction efforts, we entered into a series of agreements with Kenneth Ripley (“Ripley”) and David Pearl (“Pearl”), members of the Ashdown Milling Company, LLC (“Ashdown Milling”), Win-Eldrich Gold, Inc., (“WEG”), the Ashdown Project, LLC (“Ashdown Project”) and Earl Harrison (“Harrison”), whereby WEG agreed to modify that certain Limited Recourse Secured Promissory Note in the principal amount of $5,300,000 made in favor of us, dated May 13, 2009 (the “Initial Note”), and reissue and replace the Initial Note with one Series A Note, two Series B Notes and one Series C Note, with the Company maintaining the Series A Note and WEG consenting to our assignment of the Series B Notes to Ripley and Pearl and the Series C Note to Harrison, in settlement of outstanding sums owed by us to each party, all as further described below (the overall transaction referred to herein as the “Debt Reduction”):

As an initial matter, in furtherance of the Debt Reduction, we entered into a Promissory Note Modification Agreement with WEG, dated April 15, 2010, whereby the parties agreed to replace the Initial Note issued under that certain Purchase and Sale of Membership Interest Agreement, dated May 11, 2009 (the “Ashdown Project Purchase Agreement”) with four separate notes as follows: (a) one Series A Limited Recourse Secured Promissory Note in the principal amount of $4,231,925 (the “Series A Note”), (b) two Series B Limited Recourse Secured Promissory Notes, each in the principal amount of $489,002 (the “Series B Notes”), and (c) one Series C Limited Recourse Secured Promissory Note in the principal amount of $90,070 (the “Series C Note”) (the Series A Note, the Series B Notes and the Series C Note, collectively, the “Replacement Notes”).  We will begin receiving payments on the Series A Note on April 1, 2011 rather than in May 2010 as initially contemplated, in order to permit the commencement of payments on the Series B Notes and Series C Note, in furtherance of the Debt Reduction.

The Series A Note bears interest at a rate of 5.25% per annum, with interest accruing from April 1, 2011, and monthly payments to commence as of even date therewith and continue in equal monthly installments for 49 months until the Series A Note’s maturity date of April 1, 2015, unless sooner accelerated upon an event of default.  The Series B Notes are non-interest bearing and shall each be repaid in equal monthly installments over a twenty-four (24) month period, with the first monthly installment to commence on May 1, 2010.  The Series C Note bears interest at a rate of 5.25% per annum and shall be repaid in equal monthly installments over a 24 month period, with the first monthly installment to commence on May 1, 2010.  Accordingly, the Series B Notes and Series C Note are scheduled to commence payments one (1) year prior to the commencement of payments under the Series A Note.  However, an event of default under any of the Series B Notes or Series C Note, constitutes an event of default under the Series A Note, thereby triggering the acceleration of all Replacement Notes.

Further, the Replacement Notes are collectively secured by certain Ashdown Project and WEG collateral as set forth in that certain Security Agreement and Mortgage and Deed of Trust (“Security Agreement”) entered into by and between the Company, WEG and the Ashdown Project simultaneous with and pursuant to the Ashdown Project Purchase Agreement, such Security Agreement amended as of April 15, 2010 by that certain First Amendment to Security Agreement (the “Amendment”), to facilitate the issuance of the Replacement Notes and to affirm that the Security Agreement, as amended, remains in full force and effect, securing WEG’s obligations under the Replacement Notes.

Also in connection with the Debt Reduction, on April 15, 2010, we entered into a Membership Interest Purchase Agreement (the “Ashdown Milling Purchase Agreement”) with Ripley and Pearl (collectively, the “Sellers”), whereby we agreed to purchase the Sellers’ collective 40% membership interest in Ashdown Milling (the “Membership Interests”) for an aggregate purchase price of $978,005 (the “Purchase Price”), payable in the form of an assignment of our rights to those certain Series B Notes made by WEG, as described above.  We entered into the Ashdown Milling Purchase Agreement to acquire the Membership Interests, in furtherance of our obligation under the Ashdown Project Purchase Agreement to use its best efforts to reduce or eliminate the net smelter royalty obligations owed to Ashdown Milling.  In consideration of the Purchase Price, the Sellers agreed to assign us all of their respective right, title and interest in and to the Membership Interests and to provide us with a general release of any and all claims, obligations, debts, liabilities, agreements, warranties, representations, damages, losses, costs and expenses, among other things, that Sellers may have had against us.  We provided Sellers with a similar general release of liabilities.

To facilitate our payment of the Purchase Price as described in the Ashdown Milling Purchase Agreement, we entered into an Assignment of Loan Documents with each of Ripley and Pearl dated April 15, 2010 (the “Assignments”), whereby we assigned our right to the Series B Notes to each of Ripley and Pearl, which Assignments were duly consented to by WEG.  Pursuant to the Assignments, Ripley and Pearl each agreed to release us from any liability with respect to, and agreed to indemnify and hold us harmless from and against, any claims arising out of or relating to, the Series B Notes.

Finally, in connection with the Debt Reduction, on April 21, 2010, we entered into a Settlement Agreement with Earl Harrison (“Harrison”) dated April 9, 2010 (the “Harrison Settlement Agreement”), whereby we agreed to pay Harrison the aggregate sum of $180,140 (the “Harrison Settlement Amount”).  The parties agreed that of the Harrison Settlement Amount, $90,070 was to be paid in cash simultaneous with our execution of the Harrison Settlement Agreement, and the remaining $90,070 was to be paid in the form of an assignment of our right to that certain Series C Note made by WEG, as described above.  In consideration of our payment of the Harrison Settlement Amount, Harrison agreed to a full release of any and all debts, claims, obligations, losses, costs and expenses he may have had against us related to that certain default judgment dated February 2, 2009 from the Second District Court of the State of Nevada in Washoe County entered in favor of Harrison and the Execution Order dated May 1, 2009 issued in connection therewith.

To facilitate the assignment of the Series C Note, we entered into an Assignment of Loan Documents with Harrison, dated April 15, 2010 (the “Harrison Assignment”), which Harrison Assignment was duly consented to by WEG.  Pursuant to the Harrison Assignment, Harrison agreed to release us from any liability with respect to, and agreed to indemnify and hold us harmless from and against, any claims arising out of or relating to, the Series C Note.

Martin Debt Settlement Agreement

On April 16, 2010, we entered into a Debt Settlement and Release Agreement with Robert P. Martin, our current President, Secretary and Chairman of our Board of Directors (the “Debt Settlement Agreement”), as part of our ongoing efforts to consolidate and eliminate certain outstanding debt obligations.

Pursuant to the terms of the Debt Settlement Agreement, Mr. Martin agreed to accept the total sum of $716,689 (the “Martin Settlement Amount”) in exchange for the settlement of all outstanding amounts owed by us to Mr. Martin, such amounts totaling $985,259 (the “Outstanding Debt”), as well as a release of all claims against us by Mr. Martin relating to, or arising out of, the Outstanding Debt.  By agreeing to accept the Martin Settlement Amount, Mr. Martin is forgiving $268,570 owed to him by us.

The Outstanding Debt consists of: (i) loan obligations of the Company in the form of three promissory notes issued to Mr. Martin totaling $215,940 (such amount includes accrued interest on the three notes in the amount of $55,415) (“Loan Obligations”); (ii) unpaid salary totaling $268,570 (“Unpaid Salary Obligation”) and accrued unpaid expenses totaling $11,747 (“Accrued Expense Obligation”) owed by the Company to Mr. Martin under the Employment Agreement between the Company and Mr. Martin dated March 8, 2006, as supplemented by that certain Addendum to Employment Agreement dated January 31, 2007; and (iii) financial obligations totaling $489,002 owed by the Company to Mr. Martin in connection with the Company’s investment in the mill owned by the Ashdown Milling Company, LLC, in Mr. Martin’s capacity as a member thereof (the “Ashdown Milling Obligations”).

Under the terms of the Debt Settlement Agreement, we agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 will accrue interest at a rate of 6.5% per annum, with a maturity date of September 12, 2010; and (2) $489,002 will be paid to Mr. Martin after hawse have satisfied our current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), or by March 12, 2011, whichever comes first, said payment to be structured, at Mr. Martin’s election, as a sale to us of Mr. Martin’s membership interest in Ashdown Milling pursuant to, and in accordance with, the terms and conditions of the Ashdown Milling Operating Agreement.

The Secured Promissory Note is secured by 1,020,000 shares of Scorpio Gold’s common stock, valued at CN $0.50 per share (“Scorpio Gold Shares”).  Mr. Martin may elect to receive some or all of the Scorpio Gold Shares at one time or in installments, at Mr. Martin’s election, and apply those shares, to be valued at CN $0.50 per share at the time of election, against the then outstanding balance of the Secured Promissory Note, which will be reduced accordingly.  The Scorpio Gold Shares to be issued to Mr. Martin under the Debt Settlement Agreement are subject to that certain Letter Agreement by and between the Company and Scorpio Gold dated March 10, 2010, pursuant to which Scorpio Gold holds a right of first refusal with respect to the Scorpio Gold Shares.  As such, Mr. Martin shall enter into such written agreement with Scorpio Gold as may be deemed necessary to further the intent of Scorpio Gold’s right of first refusal.

Ashdown Milling Obligation

On September 26, 2005, we entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from our share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of our common stock and one warrant to purchase one share of our common stock at $0.20 per share for each dollar paid us.  In addition, the Production Payment Purchase Agreement provided that, upon our request for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  A total of $1,500,000 was paid to us pursuant to the agreement.  The amount of the production payment to be paid to Ashdown Milling was equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price had been paid.  Robert P. Martin, one of our officers and directors, and Kenneth S. Ripley, one of our former Chief Executive Officers, are co-managers and two of the five original members of Ashdown Milling.  Our Board approved the transaction.

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

As a consequence to the sale of our interest in the Ashdown LLC, the members of Ashdown Milling no longer had a net smelter returns royalty on Ashdown LLC production.  We intended to pay the remaining royalty obligation as sales proceeds were received from WEG.  As part of our debt reduction efforts, however, we have entered into agreements to extinguish the remaining obligation to the members of Ashdown Milling.

As discussed above, in April 2010, we bought out the membership interests of two members of Ashdown Milling, Kenneth Ripley and David Pearl, in exchange for an assignment of an aggregate $978,005 of the $5.3 million promissory note due us from the sale of our membership interest in the Ashdown LLC.

As further discussed above, a debt settlement agreement was reached with Robert P. Martin in April 2010 to include $489,002, which at Mr. Martin’s election, will be structured as a purchase of Mr. Martins membership interest in Ashdown Milling.

As a result of these April 2010 transactions with Messrs. Ripley, Pearl and Martin, we will no longer have any obligations to Ashdown Milling pursuant to the Production Payment Purchase Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

As a consequence of the sale of our interest in the Ashdown LLC and the resulting substantial decrease in our operations, we have eliminated substantially all full time accounting and finance personnel.  We currently utilize primarily former employees, working either as part time employees or outside consultants, to maintain our financial records and to prepare our financial statements and footnote disclosures.  This has resulted in less segregation of accounting duties and less compliance with financial close procedures than had previously been implemented when a fully staffed accounting and finance department was in place.  This lack of internal oversight and review resulted in adjusting journal entries not detected by us that were material to our financial statements.  We believe this deficiency in our internal control over financial reporting constitutes a material weakness.

Despite the material weakness in financial reporting noted above, we believe that our condensed financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and have successfully implemented such controls in prior reporting periods.  In the future, we will place emphasis on quarterly and year end closing procedures, including timely internal review and discussion of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

Change in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting during the first fiscal quarter, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Earl Harrison – Subsequent to the Company’s quarterly period ended March 31, 2010, the Company and Mr. Harrison agreed to the terms of a settlement of the outstanding judgment and execution order in Mr. Harrison’s favor, which matter is further described in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 9, 2010.  The terms of the settlement are further described in the Company’s Current Report on Form 8-K as filed with the SEC on April 21, 2010 as well as under Note 18 to the interim condensed financial statements presented in this Report.

Tetra Financial Group, LLC – On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint in the Third District Court of Utah in Salt Lake County against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two (2) ten-ton hauler trucks.  In February 2010, a settlement agreement was reached with Tetra requiring payments to be made by the Ashdown Project, LLC and resulting in no material financial impact to the Company.  The Company remains contingently liable, however, for amounts due Tetra under the settlement agreement in the event such amounts are not paid by the Ashdown Project, LLC.

Ed Staub & Sons Petroleum, Inc. - No material changes have occurred during the quarter ended March 31, 2010.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we issued a total of 11,148,552 common shares for the following consideration:

Name	Shares	Consideration

Lesweek Pty. Ltd.	3,333,333	Cash
David A. Caldwell	1,500,000	Accounts Payable
Jeffrey Dahl	1,500,000	Accounts Payable
Michael R. or Lenora D. Fitzsimonds	1,538,462	Severance Obligation
West Coast Environmental	276,757	Accounts Payable
H. Allan Poser	3,000,000	Cash

	11,148,552

We believe these transactions did not involve any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and accordingly are exempt from the registration requirements of the Act and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

10.1	Exploration, Development and Mining Joint Venture Agreement by and between the Company, Scorpio Gold (US) Corporation and Scorpio Gold Corporation, dated December 31, 2009.*

10.2	Side Letter Agreement by and between the Company and Crestview Capital Master, LLC, dated January 13, 2010.*

10.3	Employment Separation and Severance Agreement by and between the Company and David Caldwell, dated January 19, 2010.(5)

10.4	LLC Operating Agreement by and between the Company and Scorpio Gold (US) Corporation, dated March 10, 2010.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on January 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 24, 2010	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: May 24, 2010	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer