Form 10-Q
period 2010-06-30
GOLDEN PHOENIX MINERALS INC
filed 2010-08-16
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
As of August 13, 2010 there were 241,828,762 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Balance Sheets

	June 30, 2010
	(Unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$126,573	$94,785
Receivables, net	3,863	—
Prepaid expenses and other current assets	16,730	15,504
Marketable securities	5,193,286	—
Total current assets	5,340,452	110,289

Property and equipment, net	228,340	285,006

Other assets:
Deposits	81,590	106,590
Note receivable	—	—
Assets of discontinued operations	—	2,552,400
Total other assets	81,590	2,658,990

	$5,650,382	$3,054,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$899,706	$1,273,547
Accrued liabilities	769,155	1,005,433
Current portion of severance obligations	—	165,201
Current portion of long-term debt	1,372,768	2,535,782
Amounts due to related parties	707,838	432,173
Deposits received	—	900,000
Total current liabilities	3,749,467	6,312,136

Long-term liabilities:
Long-term debt	40,777	61,173
Amounts due to related parties	369,890	—
Liabilities of discontinued operations	—	3,036,430
Total long-term liabilities	410,667	3,097,603

Total liabilities	4,160,134	9,409,739

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 234,328,762 and 223,180,210 shares issued and outstanding, respectively	234,329	223,180
Additional paid-in capital	41,750,448	40,842,415
Other comprehensive loss	(152,892)	—
Accumulated deficit	(40,341,637)	(47,421,049)
Total stockholders’ equity (deficit)	1,490,248	(6,355,454)

	$5,650,382	$3,054,285

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$—	$—	$—	$—

Operating costs and expenses:
Exploration, development and mineral property lease expenses	249,277	—	299,986	—
General and administrative expenses	378,035	483,065	777,994	928,325
Depreciation and amortization expense	18,321	17,053	36,379	39,960
Royalties	489,002	70,090	489,002	70,090

Total operating costs and expenses	1,134,635	570,208	1,603,361	1,038,375

Loss from operations	(1,134,635)	(570,208)	(1,603,361)	(1,038,375)

Other income (expense):
Interest and other income	11,121	68	11,121	252
Interest expense	(35,093)	(85,262)	(113,332)	(570,969)
Gain on extinguishment of debt	—	—	36,901	974,456
Foreign currency loss	(209,300)	—	(155,404)	—
Gain (loss) on disposal of property and equipment	—	—	(6,322)	127

Total other income (expense)	(233,272)	(85,194)	(227,036)	403,866

Loss before income taxes	(1.367,907)	(655,402)	(1,830,397)	(634,509)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,367,907)	(655,402)	(1,830,397)	(634,509)

Income (Loss) from discontinued operations:
Gain on sale of Mineral Ridge net assets	4,749	—	8,991,028	—
Loss on sale of interest in joint venture	—	(235,303)	—	(235,303)
Loss from discontinued operations	(6,604)	(348,541)	(81,219)	(1,055,787)
Income (loss) from discontinued operations	(1,855)	(583,844)	8,909,809	(1,291,090)
Loss from discontinued operations attributable to noncontrolling interest	—	62,627	—	267,274
Income (loss) from discontinued operations attributable to the Company	(1,855)	(521,217)	8,909,809	(1,023,816)

Net income (loss) attributable to the Company	$(1,369,762)	$(1,176,619)	$7,079,412	$(1,658,325)

Other comprehensive income (loss):
Loss from continuing operations	$(1,367,907)	$(655,402)	$(1,830,397)	$(634,509)
Income (loss) from discontinued operations	(1,855)	(583,844)	8,909,809	(1,291,090)
Net income (loss)	(1,369,762)	(1,239,246)	7,079,412	(1,925,599)
Unrealized loss on marketable securities	(764,099)	—	(152,892)	—
Other comprehensive income (loss)	(2,133,861)	(1,239,246)	6,926,520	(1,925,599)
Other comprehensive loss attributable to noncontrolling interest	—	62,627	—	267,274

Other comprehensive income (loss) attributable to the Company	$(2,133,861)	$(1,176,619)	$6,926,520	$(1,658,325)

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	0.04	(0.01)

Total	$(0.01)	$(0.01)	$0.03	$(0.01)

Weighted average number of shares outstanding:
Basic	234,328,762	207,818,721	229,991,551	206,822,236
Diluted	244,851,762	207,818,721	240,514,551	206,822,236

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to the Company	$7,079,412	$(1,658,325)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations attributable to the Company	(8,909,809)	1,023,816
Depreciation and amortization	36,379	39,960
Stock-based compensation	17,421	32,947
(Gain) loss on disposal of property and equipment	6,322	(127)
Debt issued for royalty expense	489,002	70,090
Issuance of warrants for interest expense	—	448,804
Gain on extinguishment of debt	(36,901)	(974,456)
Foreign currency loss	155,404	—
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	15,017	(52,630)
Increase in prepaid expenses and other current assets	(1,226)	(280)
Decrease in deposits	25,000	—
Increase (decrease) in accounts payable	(230,243)	54,956
Increase in accrued and other liabilities	96,821	359,390

Net cash used in operating activities	(1,257,401)	(655,855)

Cash flows from investing activities:
Purchase of property and equipment	(4,916)	(1,500)
Proceeds from the sale of property and equipment	—	353

Net cash used in investing activities	(4,916)	(1,147)

Cash flows from financing activities:
Proceeds from the issuance of common stock	240,000	—
Proceeds from the issuance of debt	—	1,000,000
Payments of severance obligations	(65,201)	(6,680)
Payments of notes payable and long-term debt	(1,312,453)	(20,781)
Payments of amounts due to related parties	(117,203)	(40,070)

Net cash provided by (used in) financing activities	(1,254,857)	932,469

Cash flows from discontinued operations:
Net cash used in operating activities	(66,038)	(673,881)
Net cash provided by investing activities	2,615,000	290,000
Net cash provided by financing activities	—	108,183

Net cash provided by (used in) discontinued operations	2,548,962	(275,698)

Net increase (decrease) in cash	31,788	(231)
Cash and cash equivalents, beginning of period	94,785	231

Cash and cash equivalents, end of period	$126,573	$—

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

The interim financial information of the Company as of June 30, 2010 and for the three months and six months ended June 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements.  The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.  The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts in the condensed financial statements for the three months and six months ended June 30, 2009 have been reclassified to conform to the current year presentation.

NOTE 2 -  GOING CONCERN

The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $40,341,637 at June 30, 2010.  The Company currently has no sources of operating revenues.  The Company will require additional capital to fund its operations and to pursue other mineral property development opportunities with its existing properties and other prospects.  The Company will seek funding primarily from equity financing and the sale of marketable securities, and anticipates it will also receive proceeds from the secured promissory note received in the sale of the Ashdown LLC.  There can be no assurance that the Company will be successful in its efforts to continue to raise capital at favorable rates or at all or that funds will be received from the promissory note.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it difficult for the Company to obtain debt and equity financing.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby the Company borrowed $1 million.  Subsequently, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010, and from February 6 to the earlier of the completion of a joint venture with respect to the Mineral Ridge Mine or April 6, 2010.  The loan was repaid in full on March 10, 2010.  Additionally, on August 11, 2010 the Company repaid the remaining obligation to Crestview under that certain Debt Restructuring Secured Promissory Note in the principal amount of $1 million, plus interest accrued thereon, issued pursuant to the Bridge Loan and Debt Restructuring Agreement.  See Note 20.

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

On August 4, 2010, the Company sold all 7,824,750 common shares of the Scorpio Gold stock for net proceeds of approximately $3.9 million.  See Note 20.

The operations of the Ashdown LLC historically funded a portion of the Company’s operating costs and expenses.  On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 (see Note 6) and the principal balance of promissory note due the Company is now $4,231,925.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay the Company the amounts due in accordance with the terms of the promissory note.

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

As further discussed in Note 6, the Company entered into certain debt reduction agreements in April 2010 whereby it extinguished debt and royalty obligations totaling $1,068,075 through the assignment of portions of the Note, resulting in the principal amount of the Note payable to the Company reduced to $4,231,925.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of June 30, 2010 and December 31, 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note was recorded in the Company’s statements of operations for the year ended December 31, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for year ended December 31, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

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

On March 10, 2010, the Company closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of US $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (as previously defined, the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC its interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company recorded the common shares of Scorpio Gold at their market value on March 10, 2010 of $5,501,582 and recognized a gain on sale of the 70% interest in the net assets of the Mineral Ridge Mine of $8,991,028 during the six months ended June 30, 2010, comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,134,098
Book value of assets sold	(1,784,652)
Fees to related party	(610,000)

Gain on sale	$8,991,028

The fees on the transaction were incurred to Thomas Klein, Chief Executive Officer of the Company, with $375,000 payable to Mr. Klein and included in accrued expenses, a current liability in the accompanying condensed balance sheet as of June 30, 2010.

The contribution of the Company’s 30% interest in the net assets of Mineral Ridge, which was comprised of a net liability of $149,763, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital as follows:

Reclamation liability and accounts payable transferred	$914,614
Book value of assets transferred	(764,851)

Increase in additional paid-in capital	$149,763

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

The accompanying condensed statements of operations for the three months and six months ended June 30, 2010 and 2009 include the following:

Three Months Ended June 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$167,318	$-	$167,318

Loss before income taxes	-	(6,604)	(6,604)	(156,569)	(191,972)	(348,541)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(6,604)	(6,604)	(156,569)	(191,972)	(348,541)
Gain on sale of Mineral Ridge assets	-	4,749	4,749	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Loss from discontinued operations	-	(1,855)	(1,855)	(391,872)	(191,972)	(583,844)
Loss from discontinuedoperations attributable to noncontrolling interest	-	-	-	62,627	-	62,627
Loss from discontinued operations attributable to the Company	$-	$(1,855)	$(1,855)	$(329,245)	$(191,972)	$(521,217)

Six Months Ended June 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$321,115	$-	$321,115

Loss before income taxes	-	(81,219)	(81,219)	(668,186)	(387,601)	(1,055,787)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(81,219)	(81,219)	(668,186)	(387,601)	(1,055,787)
Gain on sale of Mineral Ridge assets	-	8,991,028	8,991,028	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Income (loss) from discontinued operations	-	8,909,809	8,909,809	(903,489)	(387,601)	(1,291,090)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	267,274	-	267,274
Income (loss) from discontinued operations attributable to the Company	$-	$8,909,809	$8,909,809	$(636,215)	$(387,601)	$(1,023,816)

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

NOTE 4 – MARKETABLE SECURITIES

Marketable securities at June 30, 2010 consisted of 7,824,750 shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine.  The Company classifies these marketable securities as securities held-for-sale in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, Investments – Debt and Equity Securities.  The marketable securities were originally recorded on March 10, 2010 at their market value of $5,501,582 and subsequently stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.  The total net unrealized loss on this investment was $764,099 and $152,892 for the three months and six months ended June 30, 2010, respectively.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosure, the Company categorizes its financial assets and liabilities that it measures on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Marketable securities held at June 30, 2010 are the only financial instruments that the Company currently measures on a recurring basis.  The following table summarizes the Company’s financial assets measured on a recurring basis as of June 30, 2010:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Securities	$5,193,286	$-	$-

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s statements of operations.  The foreign currency loss was $209,300 and $155,404 for the three months and six months ended June 30, 2010, respectively.

On August 4, 2010, the Company sold all 7,824,750 common shares of the Scorpio Gold stock for net proceeds of approximately $3.9 million.  See Note 20.

NOTE 5 – INVESTMENT IN MINERAL RIDGE LLC

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

The following presents unaudited summary financial information for the Mineral Ridge LLC as of June 30, 2010:

Current assets	$251,947
Property and equipment	2,448,368
Restricted funds – reclamation obligations	2,334,141
Total assets	5,034,456
Current liabilities	(311,991)
Reclamation obligation	(2,255,820)
Members’ Equity	$2,466,645

NOTE 6 – DEBT REDUCTION AGREEMENTS

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

Robert P. Martin, an officer and director of the Company, and Mr. Ripley, a former Chief Executive Officer of the Company, are co-managers and members of Ashdown Milling.  Because of the related party nature of the transfer of the Series B Notes and the resulting extinguishment of the royalty obligation, the transaction has been recorded at the book value of the financial assets transferred of zero, with no gain or loss recognized.

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

Mr. Harrison is a former manager of the Ashdown Mine.  Because of the related party nature of the transaction, the transfer of the Series C Notes has been recorded at the book value of the financial assets transferred of zero, and the resulting gain on extinguishment of the loan obligation to Mr. Harrison of $90,070 has been recorded as an increase to additional paid-in capital.

NOTE 7 – MARTIN DEBT SETTLEMENT AGREEMENT

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

The Company has recorded royalties expense $489,002 in the condensed statement of operations for the three months and six months ended June 30, 2010 for the non-interest bearing note payable to Mr. Martin of $489,002.  The total gain on extinguishment of amounts due Mr. Martin of $270,581 has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

The Secured Promissory Note was intended to be secured by a pledge of 1,020,000 share of Scorpio Gold common stock, valued at CN $0.50 per share (“Scorpio Gold Shares”).  Prior to perfecting the security interest in the Scorpio Gold Shares as contemplated by the Debt Settlement Agreement, the Company’s Board of Directors, with Mr. Martin abstaining from the vote, approved the sale of all 7,824,750 shares of its investment in Scorpio Gold common stock, including the Scorpio Gold Shares that were intended to secure the Secured Promissory Note, with an undertaking to pay off the Secured Promissory Note in full from the proceeds of the sale of Scorpio Gold common stock.  The sale occurred in a market transaction on August 4, 2010 (see Note 20), and the Company intends to pay off the Secured Promissory Note in the ordinary course of business.

NOTE 8 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended June 30, 2010 and 2009 was $3,364 and $16,354, respectively, and $17,421 and $32,947 for the six months ended June 30, 2010 and 2009, respectively.  There was no stock compensation expense capitalized during the three months or six months ended June 30, 2010 and 2009.

During the six months ended June 30, 2010, options to purchase 100,000 shares of the Company’s common stock were issued to a director with an exercise price of $0.045 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.04 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	136.86%
Risk-free interest rate	2.38%
Expected life of options	5 years

The following table summarizes the stock option activity during the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	6,137,273	$0.21
Granted	100,000	$0.05
Exercised	-	$ -
Expired or cancelled	(1,922,273)	$0.15

Outstanding at June 30, 2010	4,315,000	$0.23	1.90	$2,000

Options vested and exercisable at June 30, 2010	4,315,000	$0.23	1.90	$2,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.04 as of June 30, 2010 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2010, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed statements of operations.

NOTE 9 - STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of June 30, 2010 and changes during the six months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2009	26,248,925	$0.04

Granted	3,333,333	$0.06
Canceled / Expired	(785,036)	$0.25
Exercised	-	$ -

Outstanding, June 30, 2010	28,797,222	$0.04

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at June 30, 2010:

Expiration Date	Price	Number

2010	$0.25	963,889
2011	$0.03	23,000,000
2011	$0.01	1,500,000
2011	$0.06	3,333,333

		28,797,222

In connection with the purchase of shares of the Company’s common stock in February 2010, the Company issued warrants to an investor to purchase 3,333,333 common shares of the Company at an exercise price of $0.06 per share.  The warrants are exercisable through February 24, 2011.

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average number of common shares outstanding	234,328,762	207,818,721	229,991,551	206,822,236
Dilutive effect of:
Stock options	60,000	-	60,000	-
Warrants and stock purchase rights	10,463,000	-	10,463,000	-
Weighted average number of common shares outstanding, assuming dilution	244,851,762	207,818,721	240,514,551	206,822,236

No stock options and warrants are included in the computation of weighted average number of shares for the three months and six months ended June 30, 2009 because the effect would be anti-dilutive.  At June 30, 2010, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 33,112,222 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2010:

Computer equipment	$64,324
Drilling equipment	346,205
Support equipment	39,932
Office furniture and equipment	17,872
468,333
Less accumulated depreciation and amortization	(239,993)

$228,340

NOTE 12 – SEVERANCE OBLIGATIONS

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

NOTE 13 – ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

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

As discussed in Note 6, in April 2010, the Company bought out the membership interests of two additional members of Ashdown Milling, Kenneth Ripley and David Pearl, in exchange for an assignment of an aggregate $978,005 of the $5.3 million promissory note due the Company from the sale of its membership interest in the Ashdown LLC.

As further discussed in Note 7, a debt settlement agreement was reached with Robert P. Martin to include $489,002, which at Mr. Martin’s election, was structured as a purchase of Mr. Martin’s membership interest in Ashdown Milling.

As a result of these April 2010 transactions with Messrs. Ripley, Pearl and Martin, the Company will no longer have any obligations to Ashdown Milling pursuant to the Production Payment Purchase Agreement.

NOTE 14 – DEBT

The Company’s debt consists of the following at June 30, 2010:

Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation payable August 31, 2010, with interest to accrue on a quarterly basis at prime plus 2% (repaid in August 2010)	$1,000,000
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	20,618
Note payable to Daimler Chrysler, payable at $806 per month through February 2012, including interest at 13.75%, secured by vehicle	14,325
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	34,584
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	41,514
Other	11,166
Accrued interest payable	115,881

Total	1,413,545
Less current portion	1,372,768

Long-term portion	$40,777

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

Additionally, pursuant to the Agreement, the Company and Lender restructured the Original Debt, which was previously recorded as a production payment obligation, a current liability in the Company’s balance sheet.  In consideration of the reduction of the Original Debt from $1,974,456 to $1,000,000, the Company executed a Secured Promissory Note in the principal amount of $1,000,000 (the “Debt Restructuring Note”) together with interest at a rate equal to the Wall Street Journal Prime Rate plus 2%, with a maturity date of August 31, 2010, as well as issue certain warrants to purchase Company common stock as further described below.  As a result, the Company recorded a gain on extinguishment of debt of $974,456 in its statement of operations for the year ended December 31, 2009.  Upon formation of the joint venture in relation to the Mineral Ridge Mine, the Company issued an irrevocable assignment to the Lender of 50% of all distributions to be made to it by the joint venture as prepayment for the amount outstanding on the Debt Restructuring Note.  Upon payment in full of the Debt Restructuring Note, the Lender will release the joint venture from the assignment.

The Debt Restructuring Note was paid in full on August 11, 2010.  See Note 20.

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

NOTE 15 – AMOUNTS DUE TO RELATED PARTIES AND EMPLOYEE SEPARATION AGREEMENT

Amounts due to related parties included in current liabilities consist of the following at June 30, 2010:

	Principal	Interest	Total
Note payable to Robert P. Martin, President of the Company, resulting from Debt Settlement Agreement (Note 7), with interest at 6.5%, due December 12, 2010	$215,940	$2,896	$218,836
Note payable to Robert P. Martin, President of the Company, resulting from Debt Settlement Agreement (Note 7), non-interest bearing, due March 12, 2011	489,002	-	489,002
	$704,942	$2,896	$707,838

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

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, the Company shall: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving the Company’s Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $369,890 at June 30, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $3,267.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of Company common stock in lieu of cash payments for the Note and the Subsequent Payment.

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

NOTE 16 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company issued 11,148,552 shares of its common stock, including: 6,333,333 shares for cash of $250,000; 3,276,757 shares for accounts payable of $51,346; and 1,538,462 shares for severance obligation of $100,000.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the three months and six months ended June 30, 2010, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

In connection with the issuance of common stock for cash, the Company issued a warrant for the purchase of 3,333,333 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of one year.

NOTE 17 – LEGAL MATTERS

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

Ed Staub & Sons Petroleum, Inc. - No material changes have occurred during the quarter ended June 30, 2010.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2009.

NOTE 18 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2010 and 2009, the Company made no cash payments for income taxes.

During the six months ended June 30, 2010 and 2009, the Company made cash payments for interest of $187,790 and $6,377, respectively.

During the six months ended June 30, 2010, the Company had the following non-cash financing and investing activities:

•	Increased receivables and decreased property and equipment by $18,880.

•	Decreased marketable securities and increased other comprehensive loss by $152,892.

•	Decreased accounts payable by $51,346 increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

•	Increased additional paid-in capital and decreased amounts due related parties by $92,081.

•	Increased additional paid-in capital and decreased accrued liabilities by $268,570.

During the six months ended June 30, 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $40,319, increased common stock by $4,069, increased additional paid-in capital by $35,063 and decreased common stock subscribed by $1,187.

NOTE 18 – MHAKARI PROPERTIES

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

As discussed in Note 20, the Company entered into a Definitive Option Agreement for the Property with Mhakari on July 6, 2010.

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

As discussed in Note 20, the Company entered into a Definitive Asset Purchase Agreement for the Vanderbilt Property with Mhakari on July 6, 2010.

During the three months ended June 30, 2010, the Company made two payments of $25,000 each to Mhakari related to the letters of intent.

NOTE 19 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2010 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

NOTE 20 – SUBSEQUENT EVENTS

J. Roland Vetter Consulting Agreement

On July 1, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with J. Roland Vetter, whereby Mr. Vetter is to provide services to the Company in his role as Chief Financial Officer (“CFO”) of the Company.  Mr. Vetter was appointed as the Company’s CFO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CFO, the Company has agreed to pay Mr. Vetter $2,500 per month as well as provide a $10,000 bonus upon signing the Consulting Agreement, such compensation to be reviewed annually by the Company’s Compensation Committee.  The Consulting Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Consulting Agreement, and allows for Mr. Vetter to participate in certain Company incentive and benefit plans.

Uptick Capital, LLC Consulting Agreement

On July, 1, 2010, the Company entered into a Consulting Agreement (the “Uptick Consulting Agreement”) with Uptick Capital, LLC (“Uptick”), whereby Uptick is to provide consulting services to the Company with regards to the capital structure of the Company, financing options, types of financial instruments to be offered and the identification of possible investors.

The term of the Uptick Agreement commenced on July 1, 2010 for an initial three month period, and will automatically renew for unlimited consecutive additional six month periods unless either party provides written notice of non-renewal to the other party at least 45 days prior to the expiration of the initial three month term or any renewal period thereafter.

As compensation for providing such consulting services, the Company has agreed to issue Uptick 250,000 shares of the Company’s common stock per month during the term of the Uptick Agreement.  The Company issued Uptick 250,000 shares of its common stock on July 13, 2010 and August 5, 2010.

Mhakari Definitive Option Agreement and Purchase Agreement

On July 6, 2010, the Company, entered into a definitive Option Agreement (the “Option Agreement”) as well as a definitive Asset Purchase Agreement (“Purchase Agreement”) with Mhakari, as contemplated by the two LOI’s discussed in Note 18.

Pursuant to the terms of the Option Agreement, the Company has been granted an exclusive option to acquire an undivided 80% interest in the Property.  To exercise its option, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing of the Option Agreement, $75,000 cash payment in three monthly installments of $25,000 as well as the issuance of 5,000,000 shares of the Company’s common stock and warrants to purchase a further 5,000,000 shares of Company common stock at a strike price of $0.05 per share exercisable for a period of five years; (ii) within six months of the signing of the Option Agreement, an additional $50,000 cash payment to Mhakari; (iii) within 12 months of signing the Option Agreement, an additional $50,000 cash payment to Mhakari; (iv) within 12 months of signing the Option Agreement, the Company shall be required to expend no less than $150,000 in exploration and development expenditures on the Property; and (v) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $1,000,000 in exploration and development expenditures on the Property (collectively, items (i) – (v) above referred to as the “Option Purchase Price”).

Further, the Option Agreement provides that upon the satisfaction of terms (i)-(iv) of the Option Purchase Price set forth above, the parties shall enter in to a joint venture agreement with respect to the Property in which the Company will receive a 51% interest.  Under the terms of such joint venture agreement, the Company will assume day-to-day operational control of the Property.  Upon satisfying term (v) of the Option Purchase Price above, the Company’s interest in the Property shall automatically be increased from 51% to 80%, with Mhakari retaining a 20% participating interest and both parties subject to dilution for failure to contribute its respective share of required capital to the joint venture.

In the event the Company fails to satisfy all of the components of the Option Purchase Price within the specified timeframes (except as specifically set forth above with respect to the Company’s ability to earn a 51% joint venture interest), the Option Agreement shall be deemed to have been terminated with all payments and securities issuances forfeited to Mhakari and no interest in the Property transferring to the Company.  Further, the Company affirmatively covenanted to Mhakari that it will obtain an “area of interest waiver” from Scorpio Gold Corporation (“Scorpio”) related to the Company’s current joint venture with Scorpio with respect to the Mineral Ridge property, and to maintain the joint venture with Scorpio in good standing.  The parties each made certain customary representations and warranties to the other with respect to a transaction of this nature.

Simultaneous with the Option Agreement, on July 6, 2010, the Company also entered into a definitive Asset Purchase Agreement with Mhakari (the “Purchase Agreement”) concerning the Vanderbilt Properties.  Pursuant to the terms of the Purchase Agreement, the Company has contracted to purchase an undivided 80% interest in the Vanderbilt Property.

In particular, the terms of the Purchase Agreement provide for a purchase price payable by the Company to Mhakari as follows: (i) no later than June 15, 2010, the Company was to make a payment of $25,000 as directed to that certain optionor of the Vanderbilt Property to satisfy the payment required under Mhakari’s current exclusive option agreement with said optionor (such payment having already been satisfied);  (ii) upon the signing of the Purchase Agreement, the issuance of 2,000,000 shares of the Company’s common stock as well as warrants to purchase a further 2,000,000 shares of the Company’s common stock with a strike price of $0.05 per share exercisable for a period of five years; (iii) on or before July 15, 2010, make a further payment of $26,000 to that certain optionor as required to satisfy Mhakari’s payment obligation under that certain option agreement for the Vanderbilt Property; (iv) within 48 months of signing the Purchase Agreement, the Company shall be required to expend no less than $350,000 in exploration and development expenditures on the Vanderbilt Property; and (v) complete each of items (i) – (iv) above, provided that, should the Company elect not to increase its interest in the Mhakari Claims Excluding Vanderbilt Properties (referred to above as the “Property”) under the Option Agreement from 51% to 80%, any balance owing in respect of exploration and development expenditures shall be applied to the Vanderbilt Property such that the Company has incurred a minimum of $1,500,000 in exploration and development expenditures in total between the Vanderbilt Property and the Property within 48 months of signing the Purchase Agreement (collectively, items (i) – (v) above referred to as the “Purchase Price”).

Further, the Purchase Agreement provides that in the event the Company fails to make the necessary payments comprising items (i) (which has been satisfied) and (iii) of the Purchase Price, Mhakari will be entitled to a penalty payment of $5,000 for every week such payment is not received.  Upon satisfaction of the Purchase Price, the parties shall enter into a joint venture agreement with respect to the Vanderbilt Property in which the Company will receive an undivided 80% ownership interest in, and will assume day-to-day operational control of, the Vanderbilt Property, with Mhakari retaining a 20% participating interest and both parties subject to dilution for failure to contribute its respective share of required capital to the joint venture.  In the event the Company fails to satisfy all of the components of the Purchase Price within the specified timeframes, the Purchase Agreement shall be deemed to have been terminated with all payments and securities issuances forfeited to Mhakari and no interest in the Vanderbilt Property transferring to the Company.  The parties each made certain customary representations and warranties to the other with respect to a transaction of this nature.

Pursuant to the terms of the Option Agreement and Purchase Agreement, on July 9, 2010, the Company issued Mhakari an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”).  Further, the Company issued Mhakari two separate warrants (the “Warrants”) to purchase a further 5,000,000 and 2,000,000 shares, respectively, of the Company’s common stock, at a strike price of $0.05 per share.  The Warrants are exercisable for a 5-year term, and in the event that the 200-day volume weighted average price per share of the Company’s common stock equals or exceeds $0.15, the Company may, upon prior written notice to Mhakari (the “Forced Conversion Notice”), but shall not have the obligation to, force Mhakari to exercise the Warrants in full within ninety days of receipt of the Forced Conversion Notice (the “Forced Conversion Period”).  If Mhakari fails to exercise the Warrants prior to the end of the Forced Conversion Period, the Warrants shall expire.  If the Company elects not to exercise its forced conversion rights, the Warrants shall expire according to their respective terms.

In July 2010, the Company paid $26,000 to Mhakari as required by the Purchase Agreement.

Crestview Note Payable

On July 16, 2010, the Company and Crestview entered into an agreement to extend the maturity date of the $1 million Debt Restructuring Note (Note 14) from August 6, 2010 to August 31, 2010 in exchange for an extension fee of $10,000, which extension fee was waived by Crestview upon payoff.

On August 11, 2010, the Company repaid the $1 million Debt Restructuring Note together with the related accrued interest payable.

Sale of Marketable Securities

On August 4, 2010, the Company sold in a market transaction all 7,824,750 shares of its investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account subsequent to June 30, 2010 to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds of approximately $3.9 million, realizing a loss of approximately $1.7 million.  After payment of Mr. Klein’s obligation, the Company’s share of the net proceeds was approximately $3.5 million.

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

As consideration for the sale of our ownership interest in the Ashdown LLC, we received consideration from WEG in the form of a note receivable of $5.3 million.  In addition, the assets of the Ashdown LLC have been pledged as collateral for the note receivable.  However, generally accepted accounting principles preclude us from presenting an asset in our condensed balance sheets and recognizing any gain on sale of our interest in the Ashdown LLC attributed to the note due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Therefore, we have recorded a 100% valuation allowance against the $5.3 million note receivable as of March 31, 2010 and December 31, 2009.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.  As further discussed under Liquidity and Capital Resources, we entered into certain debt reduction agreements in April 2010 whereby we extinguished debt and royalty obligations totaling $1,068,075 through the assignment of portions of the $5.3 million note, resulting in the principal amount of the note payable to the Company reduced to $4,231,925.

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

As further discussed in Note 20 to our condensed financial statements, on July 6, 2010, we entered into a definitive Option Agreement as well as a definitive Asset Purchase Agreement with Mhakari, as contemplated by the two LOI’s entered into on April 19, 2010 concerning certain properties located in the State of Nevada.  Pursuant to the terms of these agreements, we were granted an option to acquire and to purchase, respectively, an undivided 80% interest in each of the properties.  It is our intent to move forward with joint venture agreements to further develop the properties.

We recently announced on our web site a new “Royalty Mining” growth strategy pursuant to which we plan to expand the base of our operations through the development of our mineral properties into Royalty Mining projects.

We intend to embark upon an initial 24-month acquisition plan targeting advanced stage mineral projects with near-term production throughout North and South America.  During this period, we anticipate analyzing up to 50 prospective properties, with a view towards optioning up to 10 of those properties on terms and conditions acceptable to us.  From these optioned properties, we hope to identify up to 5 projects that can be advanced toward commercial production.

We expect to retain up to a 30% interest in each project, and we anticipate our cash flow will be leveraged to the price of gold or the underlying strategic metal.  Ultimately, we intend to convert some of our interests into royalty agreements.

GOING CONCERN UNCERTAINTY

Our condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $40,341,637 at June 30, 2010.  We currently have no sources of operating revenues.  We will require additional capital to fund our operations and to pursue other mineral property development opportunities with our existing properties and other prospects.  We will seek funding primarily from equity financing and the sale of marketable securities, and anticipate we will also receive proceeds from the secured promissory note received in the sale of the Ashdown LLC.  There can be no assurance that we will be successful in our efforts to continue to raise capital at favorable rates or at all or that funds will be received from the promissory note.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to meet scheduled and past due debt obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The deterioration of capital markets has made it difficult for us to obtain debt and equity financing.  On January 30, 2009, we entered into a Bridge Loan and Debt Restructuring Agreement with Crestview Capital Master, LLC (“Crestview), whereby we borrowed $1 million.  Subsequently, the maturity date of this loan was extended from November 6, 2009 to February 6, 2010, and from February 6 to the earlier of the completion of a joint venture with respect to the Mineral Ridge Mine or April 6, 2010.  The loan was repaid in full on March 10, 2010.  Additionally, on August 11, 2010 we repaid the remaining obligation to Crestview under that certain Debt Restructuring Secured Promissory Note in the principal amount of $1 million, plus interest accrued thereon, issued pursuant to the Bridge Loan and Debt Restructuring Agreement.

On March 10, 2010, we closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, we sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a market value of $5,501,582.  Immediately following the sale, we and Scorpio US each contributed our respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  We currently own a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

On August 4, 2010, we sold all 7,824,750 common shares of the Scorpio Gold stock for net proceeds of approximately $3.9 million.

The operations of the Ashdown LLC historically funded a portion of our operating costs and expenses.  On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due us in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of promissory note due us is now $4,231,925.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

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

Marketable Securities.  Our marketable securities at June 30, 2010 consisted of shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine.  We classify these marketable securities as securities held-for-sale in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, Investments – Debt and Equity Securities.  The marketable securities are stated at fair value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.

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

Investment in Mineral Ridge LLC.  At June 30, 2010, our 30% membership interest in the Mineral Ridge LLC is accounted for using the equity method of accounting in accordance with ASC Topic 323 – Investments – Equity Method and Joint Ventures.  The investment is recorded at cost, with the carrying value subsequently increased for our share of the Mineral Ridge LLC net income or additional contributions made by us to capital, and decreased for our share of the Mineral Ridge LLC net loss or equity distributions received by us.

Because our book value of our initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because we have no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, we have not recorded our share of the Mineral Ridge LLC net loss for the periods ended June 30, 2010 because our investment has been reduced to zero and we have neither guaranteed obligations of or otherwise committed to provide further financial support for the Mineral Ridge LLC.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 40 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of our interest in the Ashdown LLC and the formation of the Mineral Ridge LLC, as of June 30, 2010, we had no proven or probable reserves.

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

Note Receivable.  As of June 30, 2010 and December 31, 2009, the note receivable received from WEG in the sale of our interest in the Ashdown LLC had a balance of $4,231,925 and $5,300,000, respectively, and has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.  We entered into certain debt reduction agreements in April 2010 extinguishing debt and royalty obligations totaling $1,068,075 through the assignment of portions of the note receivable, with the principal amount of the note receivable reduced to $4,231,925.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2010 and December 31, 2009, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2010 and through the date of the filing of this report that are applicable to or would have a material impact on our financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC in May 2009 and the presentation of its operations as discontinued operations in our condensed financial statements, we reported no sales of minerals for the three months and six months ended June 30, 2010 and 2009.

We have suspended the operations of our drilling services division, pending additional funding and project opportunities, and currently do not have any employees in this division.  Consequently, during the three months and six months ended June 30, 2010 and 2009, we had no income from the use of our drilling equipment.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

Exploration, development and mineral property lease expenses were $249,277 and $299,986 for the three months and six months ended June 30, 2010, respectively, and are comprised of the acquisition costs of exploration mineral properties and the equipment rental, depreciation expense, and incidental costs of supplies and maintenance of our idled drilling department.  The acquisition costs of exploration mineral properties, including the Mhakari properties, were $194,474 during the three months ended June 30, 2010.  There were no similar costs in the three months and six months ended June 30, 2009.  As discussed above, we have suspended the operations of our drilling services division, pending additional funding and project opportunities.  We will, however, continue to incur equipment rental and other costs of keeping the drilling services division on a standby basis.

General and administrative expenses were $378,035 and $483,065 for the three months ended June 30, 2010 and 2009, respectively, and $777,994 and $928,325 for the six months ended June 30, 2010 and 2009, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, and stock-based compensation expense.  The decrease in the current year is due to a reduction in the number of employees and related administrative expenses pursuant to the disposition of our interest in the Ashdown LLC.

Depreciation and amortization expense was $18,321 and $17,053 for the three months ended June 30, 2010 and 2009, respectively, and $36,379 and $39,960 for the six months ended June 30, 2010 and 2009, respectively.  Depreciation and amortization expense in the current year is less than in the prior year due to the retirement of certain mining and milling equipment.

We recorded royalties expense of $489,002 for the three months and six months ended June 30, 2010 for the non-interest bearing note payable issued to an officer and director extinguish a portion of the royalty obligation due to the Ashdown Milling Company LLC.  Similarly, royalties expense of $70,090 for the three months and six months ended June 30, 2010 and 2009 resulted from the increase in amounts due this officer and director to extinguish a portion of the same royalty obligation.

Other Income (Expense)

Interest and other income was $11,121 and $68 for the three months ended June 30, 2010 and 2009, respectively, and $11,121 and $252 for the six months ended June 30, 2010 and 2009, respectively.  The increase in interest and other income in the current year is due to a refund of corporate income taxes.

Interest expense was $35,093 and $85,262 for the three months ended June 30, 2010 and 2009, respectively, and $113,332 and $570,969 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in interest expense in the current year is due primarily to the interest expense recorded upon the issuance of warrants associated with fund raising activities in the three months ended March 31, 2009 and to the overall reduction in our debt.

During the six months ended June 30, 2010 and 2009, we reported a gain on extinguishment of debt of $36,901 and $974,456, respectively.  We continue our efforts to reduce our liabilities, reaching settlements where possible for a reduction in amounts owed.  The gain on extinguishment of debt in the three months ended March 31, 2009 resulted from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

Foreign currency loss was $209,300 and $155,404 for the three months and six months ended June 30, 2010 and 2009, respectively, which resulted from a change in the foreign exchange rates used to translate the value of our marketable securities denominated in Canadian dollars to our functional currency, the U.S. dollar.  We had no foreign currency gains or losses in the three months and six months ended June 30, 2009.

We also reported an immaterial loss on disposal of property and equipment of $6,322 in the six months ended June 30, 2010 and an immaterial gain on disposal of property and equipment of $127 in the six months ended June 30, 2009.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our condensed financial statements as discontinued operations for the three months and six months ended June 30, 2010 and 2009, including the following:

Three Months Ended June 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$167,318	$-	$167,318

Loss before income taxes	-	(6,604)	(6,604)	(156,569)	(191,972)	(348,541)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(6,604)	(6,604)	(156,569)	(191,972)	(348,541)
Gain on sale of Mineral Ridge assets	-	4,749	4,749	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Loss from discontinued operations	-	(1,855)	(1,855)	(391,872)	(191,972)	(583,844)
Loss from discontinuedoperations attributable to noncontrolling interest	-	-	-	62,627	-	62,627
Loss from discontinued operations attributable to the Company	$-	$(1,855)	$(1,855)	$(329,245)	$(191,972)	$(521,217)

Six Months Ended June 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$321,115	$-	$321,115

Loss before income taxes	-	(81,219)	(81,219)	(668,186)	(387,601)	(1,055,787)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(81,219)	(81,219)	(668,186)	(387,601)	(1,055,787)
Gain on sale of Mineral Ridge assets	-	8,991,028	8,991,028	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Income (loss) from discontinued operations	-	8,909,809	8,909,809	(903,489)	(387,601)	(1,291,090)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	267,274	-	267,274
Income (loss) from discontinued operations attributable to the Company	$-	$8,909,809	$8,909,809	$(636,215)	$(387,601)	$(1,023,816)

We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009, the date we sold our interest in the Ashdown LLC.  The Ashdown LLC reported a loss of $156,569 and $668,186 for the three months and six months ended June 30, 2009, respectively.

The sale of our interest in the Ashdown LLC was completed on May 13, 2009, and no amounts for the Ashdown LLC are included in our condensed statements of operations for the three months and six months ended June 30, 2010.

Amounts included in income (loss) from discontinued operations for the Mineral Ridge Mine for the three months and six months ended June 30, 2010 and 2009 include costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of activities pending formation of the Mineral Ridge LLC.

As discussed in more detail above, on March 10, 2010, Scorpio Gold, Scorpio US and the Company closed the Exploration, Development and Mining Joint Venture Members’ Agreement entered into on December 31, 2009 and formed Mineral Ridge LLC.  We recognized a gain on sale of our 70% interest in the net assets of the Mineral Ridge Mine of $8,991,028 in the six months ended June 30, 2010, comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,134,098
Book value of assets sold	(1,784,652)
Fees to related party	(610,000)

Gain on sale	$8,991,028

The fees on the transaction were incurred to Thomas Klein, our Chief Executive Officer, with $375,000 payable to Mr. Klein and included in accrued expenses, a current liability in our condensed balance sheet as of June 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $40,341,637 at June 30, 2010.  At June 30, 2010, we had current assets of $5,340,452 and current liabilities of $3,749,467, resulting in working capital of $1,590,985.  However, of our current assets, at June 30, 2010, $5,193,286 was comprised of 7,824,750 shares of Scorpio Gold common stock.

On August 4, 2010, we sold in a market transaction all 7,824,750 shares of Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account subsequent to June 30, 2010 to pay an obligation to Thomas Klein, our Chief Executive Officer, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds of approximately $3.9 million.  After payment of Mr. Klein’s obligation, our share of the net proceeds was approximately $3.5 million.

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

The $4,231,925 balance of the purchase price due us from WEG from the sale of our membership interest in the Ashdown LLC is in the form of a secured promissory note, bearing interest at 5.25% from April 1, 2011, and payable in monthly payments beginning April 1, 2011 for 49 months until the Maturity date of April 1, 2015.  WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

During the six months ended June 30, 2010, we used net cash of $1,257,401 in operating activities, compared to $655,855 net cash used in operating activities during the six months ended June 30, 2009.  After eliminating non-cash income and expense items, the increase in net cash used in operating activities in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily due to a reduction of accounts payable of $230,243 in the six months ended June 30, 2010 compared to an increase in accounts payable of $54,956 in the six months ended June 30, 2009.

During the six months ended June 30, 2010, we had net cash used in investing activities of $4,916, consisting of the purchase of property and equipment.  During the six months ended June 30, 2009, we had net cash used in investing activities of $1,147, consisting of the purchase of property and equipment of $1,500, partially offset by proceeds from the sale of property and equipment of $353.

During the six months ended June 30, 2010, net cash used in financing activities was $1,254,857, comprised of payments of severance obligations of $65,201, payments of notes payable and long-term debt of $1,312,453 and payments of amounts due related parties of $117,203, partially offset by proceeds from the sale of common stock of $240,000.

During the six months ended June 30, 2009, net cash provided by financing activities was $932,469, comprised of proceeds from the issuance of debt of $1,000,000, partially offset by payments of severance obligations of $6,680, payments of notes payable and long-term debt of $20,781 and payments of amounts due related parties of $40,070.

During the six months ended June 30, 2010 and 2009, net cash provided by discontinued operations was $2,548,962, compared to net cash used in discontinued operations for the six months ended June 30, 2009 of $275,698.  The net cash provided by operations in the six months ended June 30, 2010 resulted primarily as a result of the cash proceeds from the sale of net assets to Scorpio Gold.

Debt Restructuring Note

On October 26, 2009, the Company and Crestview agreed to restructure the terms of the $1 million Debt Restructuring Note to change the maturity date from February 6, 2011 to August 6, 2010.  We executed an Amended and Restated Debt Restructuring Promissory Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require us to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by us.  The Debt Restructuring Note was repaid in full subsequent to June 30, 2010 out of the proceeds from the sale of our investment in Scorpio Gold common stock.

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

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, we agreed to: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving our Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $369,890 at June 30, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $3,267.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of our common stock in lieu of cash payments for the Note and the Subsequent Payment.

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

The Series A Note bears interest at a rate of 5.25% per annum, with interest accruing from April 1, 2011, and monthly payments to commence as of even date therewith and continue in equal monthly installments for 49 months until the Series A Note’s maturity date of April 1, 2015, unless sooner accelerated upon an event of default.  The Series B Notes are non-interest bearing and shall each be repaid in equal monthly installments over a 24 month period, with the first monthly installment to commence on May 1, 2010.  The Series C Note bears interest at a rate of 5.25% per annum and shall be repaid in equal monthly installments over a 24 month period, with the first monthly installment to commence on May 1, 2010.  Accordingly, the Series B Notes and Series C Note are scheduled to commence payments one (1) year prior to the commencement of payments under the Series A Note.  However, an event of default under any of the Series B Notes or Series C Note, constitutes an event of default under the Series A Note, thereby triggering the acceleration of all Replacement Notes.

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

Under the terms of the Debt Settlement Agreement, we agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 will accrue interest at a rate of 6.5% per annum, with a maturity date of September 12, 2010; and (2) $489,002 will be paid to Mr. Martin after  we have satisfied our current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), or by March 12, 2011, whichever comes first, said payment to be structured, at Mr. Martin’s election, as a sale to us of Mr. Martin’s membership interest in Ashdown Milling pursuant to, and in accordance with, the terms and conditions of the Ashdown Milling Operating Agreement.

The Secured Promissory Note was intended to be secured by a pledge of 1,020,000 share of Scorpio Gold common stock, valued at CN $0.50 per share (“Scorpio Gold Shares”).  Prior to perfecting the security interest in the Scorpio Gold Shares as contemplated by the Debt Settlement Agreement, the Company’s Board of Directors, with Mr. Martin abstaining from the vote, approved the sale of all 7,824,750 shares of its investment in Scorpio Gold common stock, including the Scorpio Gold Shares that were intended to secure the Secured Promissory Note, with an undertaking to pay off the Secured Promissory Note in full from the proceeds of the sale of Scorpio Gold common stock.  The sale occurred in a market transaction on August 4, 2010, and the Company intends to pay off the Secured Promissory Note in the ordinary course of business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

We have placed more emphasis on quarterly closing procedures, including timely internal review and discussion of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analysis by experienced accounting department personnel or independent consultants.  Other than the implementation of these procedures, there was no change in our internal control over financial reporting during the second fiscal quarter, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of that certain Consulting Agreement between the Company and Uptick Capital, LLC (“Uptick”), the Company issued Uptick 250,000 shares of its common stock on each of July 13, 2010 and August 5, 2010.  The issuances to Uptick were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

10.1	Promissory Note Modification Agreement between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010. *
10.2	Series A Limited Recourse Secured Promissory Note, made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. *
10.3	Series B-1 Limited Recourse Secured Promissory Note, made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. *
10.4	Series B-2 Limited Recourse Secured Promissory Note, made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. *
10.5	Series C Limited Recourse Secured Promissory Note made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. *
10.6	Assignment of Loan Documents between the Company and Kenneth Ripley, dated April 15, 2010. *

10.7	Assignment of Loan Documents between the Company and David Pearl, dated April 15, 2010. *
10.8	Assignment of Loan Documents between the Company and Earl Harrison, dated April 15, 2010. *
10.9	First Amendment to Security Agreement between the Company, Win-Eldrich Gold, Inc. and Ashdown Project, LLC, dated April 15, 2010. *
10.10	Membership Interest Purchase Agreement between the Company and those certain members of the Ashdown Milling Company, LLC, dated April 15, 2010. *
10.11	Settlement Agreement between the Company and Earl Harrison, dated April 9, 2010. *
10.12	Debt Settlement and Release Agreement between the Company and Robert P. Martin, dated April 16, 2010. *
10.13	Letter of Intent Agreement between the Company and Mhakari Gold (Nevada), Inc. (Mhakari Nevada Properties excluding Vanderbilt Mine), dated April 16, 2010. *
10.14	Letter of Intent Agreement between the Company and Mhakari Gold (Nevada), Inc. (Mhakari Vanderbilt Properties), dated April 16, 2010. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 16, 2010	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: August 16, 2010	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer