Form 10-Q
period 2010-09-30
GOLDEN PHOENIX MINERALS INC
filed 2010-11-15
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Yes ☐                      No ☒

As of November 10, 2010 there were 247,738,900 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GOLDEN PHOENIX MINERALS, INC.
Condensed Balance Sheets

	September 30, 2010
	(Unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$934,300	$94,785
Receivables, net	40,539	—
Prepaid expenses and other current assets	17,555	15,504
Total current assets	992,394	110,289

Property and equipment, net	217,129	285,006

Other assets:
Deposits	81,250	106,590
Note receivable	—	—
Assets of discontinued operations	—	2,552,400
Total other assets	81,250	2,658,990

	$1,290,773	$3,054,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$621,358	$1,273,547
Accrued liabilities	586,686	1,005,433
Current portion of severance obligations	—	165,201
Current portion of long-term debt	289,554	2,535,782
Amounts due to related parties	222,441	432,173
Deposits received	—	900,000
Total current liabilities	1,720,039	6,312,136

Long-term liabilities:
Long-term debt	30,239	61,173
Amounts due to related parties	371,757	—
Liabilities of discontinued operations	—	3,036,430
Total long-term liabilities	401,996	3,097,603

Total liabilities	2,122,035	9,409,739

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 242,078,762 and 223,180,210 shares issued and outstanding, respectively	242,079	223,180
Additional paid-in capital	42,282,606	40,842,415
Accumulated deficit	(43,355,947)	(47,421,049)
Total stockholders’ deficit	(831,262)	(6,355,454)

	$1,290,773	$3,054,285

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Rental Income	$43,000	$63,056	$43,000	$63,056

Operating costs and expenses:
Exploration, development and mineral property lease expenses	924,772	—	1,224,758	—
General and administrative expenses	528,423	379,764	1,306,417	1,308,089
Depreciation and amortization expense	18,924	20,560	55,303	60,520
Royalties	—	—	489,002	70,090

Total operating costs and expenses	1,472,119	400,324	3,075,480	1,438,699

Loss from operations	(1,429,119)	(337,268)	(3,032,480)	(1,375,643)

Other income (expense):
Interest and other income	36,678	4,289	47,799	4,541
Interest expense	(36,601)	(66,912)	(149,933)	(637,881)
Gain on extinguishment of debt	—	8,123	36,901	982,579
Foreign currency gain (loss)	104,559	—	(50,845)	—
Loss on sale of marketable securities	(1,681,571)	—	(1,681,571)	—
Gain (loss) on disposal of property and equipment	—	—	(6,322)	127

Total other income (expense)	(1,576,935)	(54,500)	(1,803,971)	349,366

Loss before income taxes	(3,006,054)	(391,768)	(4,836,451)	(1,026,277)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(3,006,054)	(391,768)	(4,836,451)	(1,026,277)

Income (Loss) from discontinued operations:
Gain (loss) on sale of Mineral Ridge net assets	(8,256)	—	8,982,772	—
Loss on sale of interest in joint venture	—	—	—	(235,303)
Loss from discontinued operations	—	(94,479)	(81,219)	(1,150,266)
Income (loss) from discontinued operations	—	(94,479)	8,901,553	(1,385,569)
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	267,274
Income (loss) from discontinued operations attributable to the Company	(8,256)	(94,479)	8,901,553	(1,118,295)

Net income (loss) attributable to the Company	$(3,014,310)	$(486,247)	$4,065,102	$(2,144,572)

Other comprehensive income (loss):
Loss from continuing operations	$(3,006,054)	$(391,768)	$(4,836,451)	$(1,026,277)
Income (loss) from discontinued operations	(8,256)	(94,479)	8,901,553	(1,385,569)
Net income (loss)	(3,014,310)	(486,247)	4,065,102	(2,411,846)
Unrealized gain (loss) on marketable securities	152,892	—	—	—
Other comprehensive income (loss)	(2,861,418)	(486,247)	4,065,102	(2,411,846)
Other comprehensive loss attributable to noncontrolling interest	—	—	—	267,274

Other comprehensive income (loss) attributable to the Company	$(2,861,418)	$(486,247)	$4,065,102	$(2,144,572)

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	(0.00)	(0.00)	0.04	(0.01)

Total	$(0.01)	$(0.00)	$0.02	$(0.01)

Weighted average number of shares outstanding:
Basic	241,092,349	211,948,713	233,732,479	210,328,353
Diluted	241,092,349	211,948,713	242,437,914	210,328,353

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to the Company	$4,065,102	$(2,144,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations attributable to the Company	(8,901,553)	1,118,295
Depreciation and amortization	55,303	60,520
Stock-based compensation	21,439	51,672
Issuance of common stock for services	29,500	—
Issuance of common stock for exploration properties expense	280,000	—
Issuance of warrants for exploration properties expense	236,390	—
Loss on sale of marketable securities	1,681,571	—
(Gain) loss on disposal of property and equipment	6,322	(127)
Debt issued for royalty expense	489,002	70,090
Issuance of warrants for interest expense	—	448,804
Gain on extinguishment of debt	(36,901)	(982,579)
Foreign currency gain	(12,615)	—
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(21,659)	(88,662)
Increase in prepaid expenses and other current assets	(2,051)	(43)
Decrease in deposits	25,340	—
Increase (decrease) in accounts payable	(508,591)	235,489
Increase in accrued and other liabilities	(79,440)	523,009
Net cash used in operating activities	(2,672,841)	(708,104)

Cash flows from investing activities:
Net proceeds from the sale of marketable securities	3,832,626	—
Purchase of property and equipment	(12,629)	(1,500)
Proceeds from the sale of property and equipment	—	353
Net cash provided by (used in) investing activities	3,819,997	(1,147)

Cash flows from financing activities:
Proceeds from the issuance of common stock	240,000	139,674
Proceeds from the issuance of debt	—	1,000,000
Proceeds from amounts due related parties	—	6,000
Purchase of option to buy back warrants	(10,000)	—
Payments of severance obligations	(65,201)	(9,179)
Payments of notes payable and long-term debt	(2,415,196)	(30,710)
Payments of amounts due to related parties	(606,205)	(40,070)
Net cash provided by (used in) financing activities	(2,856,602)	1,065,715

Cash flows from discontinued operations:
Net cash used in operating activities	(66,039)	(948,725)
Net cash provided by investing activities	2,615,000	490,000
Net cash provided by financing activities	—	108,183
Net cash provided by (used in) discontinued operations	2,548,961	(350,542)

Net increase in cash	839,515	5,922
Cash and cash equivalents, beginning of period	94,785	231

Cash and cash equivalents, end of period	$934,300	$6,153

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Financial Statements
September 30, 2010
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

The interim financial information of the Company as of September 30, 2010 and for the three months and nine months ended September 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements.  The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010.  The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts in the condensed financial statements for the three months and nine months ended September 30, 2009 have been reclassified to conform to the current year presentation.

NOTE 2 -  GOING CONCERN

The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $43,355,947 and a total stockholders’ deficit of $831,262 at September 30, 2010.  The Company currently has no sources of operating revenues.  The Company will require additional capital to fund its operations and to pursue other mineral property development opportunities with its existing properties and other prospects.  The Company will seek funding primarily from equity financing, and anticipates it will also receive proceeds from the secured promissory note received in the sale of the Ashdown LLC.  There can be no assurance that the Company will be successful in its efforts to continue to raise capital at favorable rates or at all or that funds will be received from the promissory note.  If the Company is unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to pay its obligations, it may be forced to scale back its development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund the Company’s activities.  The deterioration of capital markets has made it difficult for the Company to obtain debt and equity financing.

The operations of the Ashdown LLC historically funded a portion of the Company’s operating costs and expenses.  On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 (see Note 7) and the principal balance of promissory note due the Company is now $4,231,925.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay the Company the amounts due in accordance with the terms of the promissory note.

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

On August 4, 2010, the Company sold in a market transaction all 7,824,750 shares of its investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds of approximately $3.8 million, realizing a loss of approximately $1.7 million.  After payment of Mr. Klein’s obligation, the Company’s share of the net proceeds was approximately $3.4 million.  Additionally, on August 11, 2010, the Company repaid the remaining obligation pursuant under that certain Debt Restructuring Secured Promissory Note with Crestview Capital Master, LLC (“Crestview”) in the principal amount of $1 million, plus interest accrued thereon.

In addition to its 30% interest in the Mineral Ridge LLC, the Company owns the Adams Mine and Duff Claim Block near Denio, Nevada and the Northern Champion molybdenum property in Ontario Canada.  Recently, the Company entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  The Company also entered into a binding Memorandum of Understanding by which the Company may acquire an 80% interest in five gold and molybdenum properties in Peru, and a definitive Acquisition Agreement whereby the Company may acquire a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.  The Company will be required to raise significant capital, primarily through the issuance of its common stock, to complete the acquisition of the interests in and further the development of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will attain a successful level of operations.

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

As further discussed in Note 7, the Company entered into certain debt reduction agreements in April 2010 whereby it extinguished debt and royalty obligations totaling $1,068,075 through the assignment of portions of the Note, resulting in the principal amount of the Note payable to the Company reduced to $4,231,925.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of September 30, 2010 and December 31, 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note was recorded in the Company’s statements of operations for the year ended December 31, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for year ended December 31, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

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

On March 10, 2010, the Company closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of US $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold at a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (as previously defined, the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC its interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company recorded the common shares of Scorpio Gold at their market value on March 10, 2010 of $5,501,582 and recognized a gain on sale of the 70% interest in the net assets of the Mineral Ridge Mine of $8,982,772 during the nine months ended September 30, 2010, comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,134,098
Book value of assets sold	(1,784,652)
Fees to related party	(618,256)

Gain on sale	$8,982,772

The fees on the transaction were paid to Thomas Klein, Chief Executive Officer of the Company.

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

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of March 10, 2010, the date of the transfer, the reclamation obligation was estimated at $3,041,927.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, the Company believes the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

The Company has reported the operations of the Ashdown LLC and the Mineral Ridge Mine as discontinued operations in the accompanying condensed financial statements for all periods presented.

The accompanying condensed statements of operations for the three months and nine months ended September 30, 2010 and 2009 include the following:

Three Months Ended September 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$-	$-	$-

Loss before income taxes	-	-	-	-	(94,479)	(94,479)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	-	-	-	(94,479)	(94,479)
Gain (loss) on sale of Mineral Ridge assets	-	(8,256)	(8,256)	-	-	-
Loss on sale of interest in joint venture	-	-	-	-	-	-
Loss from discontinued operations	-	(8,256)	(8,256)	-	(94,479)	(94,479)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	-	-	-
Loss from discontinued operations attributable to the Company	$-	$(8,256)	$(8,256)	$-	$(94,479)	$(94,479)

Nine Months Ended September 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$321,115	$-	$321,115

Loss before income taxes	-	(81,219)	(81,219)	(668,186)	(482,080)	(1,150,266)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(81,219)	(81,219)	(668,186)	(482,080)	(1,150,266)
Gain on sale of Mineral Ridge assets	-	8,982,772	8,982,772	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Income (loss) from discontinued operations	-	8,901,553	8,901,553	(903,489)	(482,080)	(1,385,569)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	267,274	-	267,274
Income (loss) from discontinued operations attributable to the Company	$-	$8,901,553	$8,901,553	$(636,215)	$(482,080)	$(1,118,295)

No accounts or amounts for the Ashdown LLC are included in the condensed financial statements of the Company subsequent to May 13, 2009, the date the Company’s sale of its interest in the Ashdown LLC was completed.  Similarly, no accounts or amounts for the Mineral Ridge Mine are included in the condensed financial statements of the Company subsequent to March 10, 2010, the date of the sale of the Company’s interest in the Mineral Ridge Mine.  The assets and liabilities of the Mineral Ridge Mine were aggregated and disclosed as long-term assets and liabilities of discontinued operations in the condensed balance sheet as of December 31, 2009 as follows:

Prepaid expenses and other current assets	$48,041
Inventories	19,324
Property and equipment, net	432,986
Restricted funds – reclamation obligations	1,861,146
Prepaid bond insurance premiums	190,853
Deposits	50

Assets of discontinued operations	$2,552,400

Accounts payable	$17,332
Reclamation obligation	3,019,098

Liabilities of discontinued operations	$3,036,430

NOTE 4 – MARKETABLE SECURITIES

The 7,824,750 shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine were originally recorded on March 10, 2010 at their market value of $5,501,582 and subsequently stated at market value, with market value based on market quotes.  The Company classified these marketable securities as securities held-for-sale in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.

On August 4, 2010, the Company sold in a market transaction all 7,824,750 shares of its investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds, after commissions and fees, of $3,832,626.  After payment of Mr. Klein’s obligation, the Company’s share of the net proceeds was approximately $3.4 million.  The Company reported a loss on sale of marketable securities of $1,681,571 in its condensed statements of operations for the three months and nine months ended September 30, 2010.

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities were denominated, the Canadian dollar, was recorded as a foreign currency transaction gain or loss in the Company’s condensed statements of operations.  The foreign currency gain was $168,018 and $12,615 for the three months and nine months ended September 30, 2010, respectively.

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

Because the Company’s book value of its initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because the Company has no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, the Company has not recorded its share of the Mineral Ridge LLC net loss for the period ended September 30, 2010 because its investment has been reduced to zero and the Company has neither guaranteed obligations of or otherwise committed to provide further financial support for the Mineral Ridge LLC.

The following presents unaudited summary financial information for the Mineral Ridge LLC as of September 30, 2010:

Current assets	$142,108
Property and equipment	3,529,829
Restricted funds – reclamation obligations	2,335,755
Total assets	6,007,692
Current liabilities	(722,197)
Reclamation obligation	(2,302,921)
Members’ Equity	$2,982,574

Subsequent to September 30, 2010, Scorpio Gold, the Company’s partner in the Mineral Ridge LLC, closed a debt financing transaction for up to $12 million, with the use of proceeds designated to finance the operations of the Mineral Ridge LLC.  See Note 23.

NOTE 6 – MHAKARI PROPERTIES

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

On July 6, 2010, the Company, entered into a definitive Option Agreement (the “Option Agreement”) as well as a definitive Asset Purchase Agreement (“Purchase Agreement”) with Mhakari, as contemplated by the two LOI’s discussed above.

Pursuant to the terms of the Option Agreement, the Company was granted an exclusive option to acquire an undivided 80% interest in the Property.  To exercise its option, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing of the Option Agreement, $75,000 cash payment in three monthly installments of $25,000 as well as the issuance of 5,000,000 shares of the Company’s common stock and warrants to purchase a further 5,000,000 shares of Company common stock at a strike price of $0.05 per share exercisable for a period of five years; (ii) within six months of the signing of the Option Agreement, an additional $50,000 cash payment to Mhakari; (iii) within 12 months of signing the Option Agreement, an additional $50,000 cash payment to Mhakari; (iv) within 12 months of signing the Option Agreement, the Company shall be required to expend no less than $150,000 in exploration and development expenditures on the Property; and (v) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $1,000,000 in exploration and development expenditures on the Property (collectively, items (i) – (v) above referred to as the “Option Purchase Price”).

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

Pursuant to the terms of the Option Agreement and Purchase Agreement, on July 9, 2010, the Company issued Mhakari an aggregate of 7,000,000 shares of the Company’s common stock, valued at $280,000 based on the market value of the shares.  Further, the Company issued Mhakari two separate warrants (the “Warrants”) to purchase a further 5,000,000 and 2,000,000 shares, respectively, of the Company’s common stock, at a strike price of $0.05 per share.  The Company estimated the value of the Warrants at $236,390 using the Black-Scholes option pricing model.  The value of the shares and warrants issued was expensed and included in exploration, development and mineral property lease expenses in the accompanying condensed statement of operations for the three months and nine months ended September 30, 2010.  The Warrants are exercisable for a 5-year term, and in the event that the 200-day volume weighted average price per share of the Company’s common stock equals or exceeds $0.15, the Company may, upon prior written notice to Mhakari (the “Forced Conversion Notice”), but shall not have the obligation to, force Mhakari to exercise the Warrants in full within ninety days of receipt of the Forced Conversion Notice (the “Forced Conversion Period”).  If Mhakari fails to exercise the Warrants prior to the end of the Forced Conversion Period, the Warrants shall expire.  If the Company elects not to exercise its forced conversion rights, the Warrants shall expire according to their respective terms.

The Company paid $26,000 and $25,000 to Mhakari in July and August 2010, respectively, as required by the Purchase Agreement.

NOTE 7 – DEBT REDUCTION AGREEMENTS

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

NOTE 8 – MARTIN DEBT SETTLEMENT AGREEMENT

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

Under the terms of the Debt Settlement Agreement, the Company agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 accrues interest at a rate of 6.5% per annum, with a maturity date of December 12, 2010; and (2) $489,002 payable by the Company to Mr. Martin after the Company has satisfied its current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), or by March 12, 2011, whichever comes first, said payment to be structured, at Mr. Martin’s election, as a sale of Mr. Martin’s membership interest in Ashdown Milling to the Company pursuant to, and in accordance with, the terms and conditions of the Ashdown Milling Operating Agreement.

The Company has recorded royalties expense $489,002 in the condensed statement of operations for the nine months ended September 30, 2010 for the non-interest bearing note payable to Mr. Martin of $489,002.  The total gain on extinguishment of amounts due Mr. Martin of $270,581 has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

The Secured Promissory Note was intended to be secured by a pledge of 1,020,000 share of Scorpio Gold common stock, valued at CN $0.50 per share (“Scorpio Gold Shares”).  Prior to perfecting the security interest in the Scorpio Gold Shares as contemplated by the Debt Settlement Agreement, the Company’s Board of Directors, with Mr. Martin abstaining from the vote, approved the sale of all 7,824,750 shares of its investment in Scorpio Gold common stock, including the Scorpio Gold Shares that were intended to secure the Secured Promissory Note, with an undertaking to pay off the Secured Promissory Note in full from the proceeds of the sale of Scorpio Gold common stock.  The sale occurred in a market transaction on August 4, 2010 and the Company paid off the Secured Promissory Note in September 2010.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2010 and 2009 was $4,018 and $18,725, respectively, and $21,439 and $51,672 for the nine months ended September 30, 2010 and 2009, respectively.  There was no stock compensation expense capitalized during the three months or nine months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2010, options to purchase a total of 200,000 shares of the Company’s common stock were issued to directors with exercise prices ranging from $0.04 to $0.045 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.04 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	138.35%
Risk-free interest rate	1.91%
Expected life of options	5 years

The following table summarizes the stock option activity during the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	6,137,273	$0.21
Granted	200,000	$0.04
Exercised	-	$-
Expired or cancelled	(1,922,273)	$0.15

Outstanding at September 30, 2010	4,415,000	$0.22

Options vested and exercisable at September 30, 2010	4,415,000	$0.22	1.72	$ 7,410

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.06 as of September 30, 2010 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2010, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed statements of operations.

NOTE 10 - STOCK WARRANTS AND PURCHASE RIGHTS

A summary of the status of the Company’s stock warrants and purchase rights as of September 30, 2010 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2009	26,248,926	$0.04

Granted	10,333,333	$0.05
Canceled / Expired	(1,748,926)	$0.25
Exercised	-	$-

Outstanding, September 30, 2010	34,833,333	$0.04

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants and rights to purchase common stock at September 30, 2010:

Expiration Date	Price	Number

2011	$ 0.03	23,000,000
2011	$ 0.01	1,500,000
2011	$ 0.06	3,333,333
2015	$ 0.05	7,000,000

		34,833,333

In connection with the purchase of shares of the Company’s common stock in February 2010, the Company issued warrants to an investor to purchase 3,333,333 common shares of the Company at an exercise price of $0.06 per share.  The warrants are exercisable through February 24, 2011.

On September 24, 2010, the Company entered into a letter agreement (“Agreement”) with Crestview Capital Master, LLC (“Crestview”) whereby the Company has an option to repurchase 20,000,000 warrants of the 23,000,000 warrants currently held by Crestview with an exercise price of $0.03 per share (the “Warrants”), issued as of February 6, 2009 in connection with that certain Bridge Loan and Debt Restructuring Agreement, dated January 30, 2009 (the “Restructuring Agreement”).  See Note 15.

Pursuant to the Agreement, the Company has the option (“Option”) to purchase 20,000,000 of the Warrants for a period of 45 days from the date of the Agreement (the “Option Period”) for a purchase price of no less than $0.0285 per share.  In consideration for the Option, the Company made a payment to Crestview of $10,000.  Further, if during the Option Period the closing price of the Company’s common stock reaches or exceeds $0.06 per share, as quoted by the OTC Bulletin Board, the Company will provide Crestview with a non-refundable deposit in the amount of $50,000, which sum will be applied to the ultimate exercise of the Option and repurchase of certain of the Warrants, but will be retained by Crestview despite any election by Golden Phoenix not to exercise the Option.  Because the closing price of the Company’s common stock exceeded $0.06 per share, such $50,000 deposit was paid to Crestview.  The Option Period has been extended until December 15, 2010 by mutual agreement of the parties.  Except as may be modified to reflect the terms of any sale or transfer of the Warrants as contemplated by the Option, the Warrants remain in full force and effect according to their terms.

See Note 6 for a discussion of warrants to purchase a total of 7,000,000 common shares issued in July 2010 for exploration mineral properties.

NOTE 11 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average number of common shares outstanding	241,092,349	211,948,713	233,732,479	210,328,353
Dilutive effect of:
Stock options	-	-	71,739	-
Warrants and stock purchase rights	-	-	8,633,696	-

Weighted average number of common shares outstanding, assuming dilution	241,092,349	211,948,713	242,437,914	210,328,353

No stock options and warrants are included in the computation of weighted average number of shares for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2009 because the effect would be anti-dilutive.  At September 30, 2010, the Company had outstanding options and warrants to purchase a total of 39,248,333 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2010:

Computer equipment	$72,038
Drilling equipment	346,205
Support equipment	39,932
Office furniture and equipment	17,872
476,047
Less accumulated depreciation and amortization	(258,918)

$217,129

NOTE 13 – SEVERANCE OBLIGATIONS

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

NOTE 14 – ASHDOWN MILLING PRODUCTION PAYMENT PURCHASE AGREEMENT

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

As discussed in Note 7, in April 2010, the Company bought out the membership interests of two additional members of Ashdown Milling, Kenneth Ripley and David Pearl, in exchange for an assignment of an aggregate $978,005 of the $5.3 million promissory note due the Company from the sale of its membership interest in the Ashdown LLC.

As further discussed in Note 8, a debt settlement agreement was reached with Robert P. Martin, pursuant to which $489,002 was paid to Mr. Martin.

As a result of these April 2010 transactions with Messrs. Ripley, Pearl and Martin, the Company will no longer have any obligations to Ashdown Milling pursuant to the Production Payment Purchase Agreement.

NOTE 15 – DEBT

The Company’s debt consists of the following at September 30, 2010:

Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	$17,642
Note payable to Daimler Chrysler, payable at $806 per month through February 2012, including interest at 13.75%, secured by vehicle	12,381
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	32,008
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	27,676
Other	9,010
Accrued interest payable	45,619

Total	319,793
Less current portion	289,554

Long-term portion	$30,239

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

On July 16, 2010, the Company and Crestview entered into an agreement to extend the maturity date of the $1 million Debt Restructuring Note from August 6, 2010 to August 31, 2010 in exchange for an extension fee of $10,000, which extension fee was waived by Crestview upon payoff.

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

On August 11, 2010, the Company repaid the $1 million Debt Restructuring Note together with the related accrued interest payable and Crestview cancelled the Restructuring Note and released its security interest in the Company’s membership interest in Mineral Ridge LLC.  Further, the Company’s assignment to Crestview of 50% of its right to any proceeds from distributions made by the Mineral Ridge LLC, to be applied as a mandatory prepayment on the Restructuring Note, is no longer in effect.  The Company continues to retain its current 30% membership interest in the LLC.

NOTE 16 – AMOUNTS DUE TO RELATED PARTIES AND EMPLOYEE SEPARATION AGREEMENT

At September 30, 2010, amounts due to related parties included in current liabilities consisted of a note payable of $215,940 and related accrued interest payable of $6,501 to Robert P. Martin, President of the Company, resulting from the Debt Settlement Agreement discussed in Note 8.  The note bears interest at 6.5% and is due December 12, 2010.

On January 25, 2010, the Company entered into an Employment Separation and Severance Agreement dated as of January 19, 2010 (the “Caldwell Separation Agreement”) with David A. Caldwell, the Company’s then Chief Executive Officer (“CEO”), interim Chief Financial Officer (“CFO”) and a member of the Company’s board of directors (“Board”).  Pursuant to the terms of the Caldwell Separation Agreement, Mr. Caldwell resigned from his positions as CEO, CFO and as a member of the Board effective as of February 1, 2010 (the “Termination Date”).  The Caldwell Separation Agreement terminated that certain Employment Agreement between the Company and Mr. Caldwell dated February 27, 2006, as amended by that certain Addendum to Employment Agreement dated January 31, 2007, pursuant to which the Company employed Mr. Caldwell as its CEO since January 31, 2007 (collectively, the “Caldwell Employment Agreement”).

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, the Company shall: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving the Company’s Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $371,757 at September 30, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $5,134.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of Company common stock in lieu of cash payments for the Note and the Subsequent Payment.

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

NOTE 17 – COMMON STOCK

During the nine months ended September 30, 2010, the Company issued a total of 18,898,552 shares of its common stock, including: 6,333,333 shares for cash of $250,000; 3,276,757 shares for accounts payable of $51,346; 1,538,462 shares for severance obligation of $100,000; 750,000 shares for services of $29,500; and 7,000,000 shares issued for exploration properties of $280,000 (included in exploration, development and mineral property lease expenses).  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the three months and nine months ended June 30, 2010, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

In connection with the issuance of common stock for cash in February 2010, the Company issued a warrant for the purchase of 3,333,333 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of one year.

As further discussed in Note 6, the Company issued warrants to purchase a total of 7,000,000 shares of the Company’s common stock, at an exercise price of $0.05 per share, exercisable for a period of five years.  The Company estimated the value of the Warrants at $236,390 using the Black-Scholes option pricing model.  The value of the shares and warrants issued was expensed and included in exploration, development and mineral property lease expenses in the accompanying condensed statement of operations for the three months and nine months ended September 30, 2010.

On September 28, 2010, the Company announced that its Board of Directors approved a Stock Repurchase Program, permitting the Company to repurchase up to an aggregate of 20% of its outstanding common stock over the next 12 months.  The repurchases will be made from time to time in the open market at prevailing market prices or in negotiated transactions off the market.  The Stock Repurchase Program may be extended beyond 12 months or shortened by the Board of Directors.

NOTE 18 – CONSULTING AGREEMENTS

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

NOTE 19 – LEGAL MATTERS

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

Ed Staub & Sons Petroleum, Inc. - No material changes have occurred during the quarter ended September 30, 2010.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2009.

NOTE 20 – DEBT SETTLEMENT AND RELEASE AGREEMENT

On August 19, 2010, the Company entered into a Debt Settlement and Release Agreement (the “Aveson Agreement”) with Kent Aveson, a member of the Company’s Board of Directors.  Pursuant to the terms of the Aveson Agreement, Mr. Aveson has agreed to release the Company from any and all obligations, claims and liabilities related to that certain debt owed to him pursuant to his employment agreement with the Ashdown LLC, which debt the Company agreed to assume upon the completion of the sale of its interest in the Ashdown LLC., in consideration for the payment by the Company of the total sum of $35,088.  The Company agreed to pay Mr. Aveson the obligation as follows: (i) a cash payment of $11,696 upon entering into the Aveson Agreement; and (ii) monthly payments in the amount of $1,949 commencing on September 1, 2010 and ending on August 1, 2011.

NOTE 21 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2010 and 2009, the Company made no cash payments for income taxes.

During the nine months ended September 30, 2010 and 2009, the Company made cash payments for interest of $240,013 and $21,249, respectively.

During the nine months ended September 30, 2010, the Company had the following non-cash financing and investing activities:

•	Increased receivables and decreased property and equipment by $18,880.

•	Decreased marketable securities and increased other comprehensive loss by $1,528,269.

•	Decreased accounts payable by $51,346, increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

•	Increased additional paid-in capital and decreased amounts due related parties by $92,081.

•	Increased additional paid-in capital and decreased accrued liabilities by $268,570.

During the nine months ended September 30, 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $40,319, increased common stock by $4,069, increased additional paid-in capital by $35,063 and decreased common stock subscribed by $1,187.

NOTE 22 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2010 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

NOTE 23 – SUBSEQUENT EVENTS

Ra Resources Definitive Agreement

On October 6, 2010, the Company entered into a definitive Acquisition Agreement (“Acquisition Agreement”) between the Company, Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”) and 2259299 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario and a wholly-owned subsidiary of the Company formed for the purpose of effecting the transactions contemplated by the Acquisition Agreement (“Newco”).  Pursuant to the terms of the Acquisition Agreement, the Company will acquire 100% of the outstanding securities of Ra (the “Acquisition”) by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (“OBCA”), in consideration for the issuance to the shareholders of Ra of such number of shares of Company common stock (the “GPXM Shares”) as determined by an exchange ratio of 3.5 GPXM Shares for every 1 share of Ra common stock outstanding.  As of the date of the Acquisition Agreement, there were 5,925,000 shares of Ra common stock issued and outstanding.  In no event will the number of GPXM Shares issued in consideration for the Acquisition exceed 45,722,880.  Currently, Ra owns a 100% interest in four principal gold and base metal properties within the Shining Tree mining district of northeastern Ontario.

Upon the Closing (as defined below) of the Acquisition Agreement, the Acquisition shall occur via the amalgamation, or merger, of Ra and Newco, which shall form one new corporation under the provisions of the OBCA, referred to as “Amalco.”  All of the properties, assets, rights, privileges and franchises of each of Ra and Newco will continue to be the properties, assets, rights, privileges and franchises of Amalco, and Amalco will similarly succeed to any liabilities thereof.  Amalco will then be a wholly-owned subsidiary of the Company.  Among other conditions, the closing of the Acquisition will be conditioned upon the receipt of approval of the shareholders of Ra in accordance with the OCBA, as well as any necessary corporate approvals of both parties, certification of the accuracy of representations and warranties of the parties, any necessary regulatory approvals and certain other customary closing conditions (the “Closing”).  The Closing is to occur no later than November 30, 2010 (the “Outside Date”).  The Acquisition Agreement may be terminated prior to the Closing upon the mutual written consent of the parties, based on a misrepresentation, breach or non-performance by the breaching party of any representation, warranty or covenant that could reasonably be expected to have a material adverse effect on the terminating party, by either party for the other’s failure to satisfy the necessary conditions to Closing, or if the Closing has not occurred by the Outside Date.  Although the parties anticipate Closing within the specified timeframe, there can be no assurance that the Closing will occur.

Upon closing of the Acquisition agreement, the Company will own a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.

Salwell International Binding MOU; Peru Properties

On October 4, 2010, the Company entered into a binding Memorandum of Understanding (“MOU”) with Salwell International (“Salwell”), whereby the parties agreed to enter into definitive agreements within the next 5 business days for the purpose of forming a strategic alliance (“Alliance”) in order to develop certain defined properties as well as to identify, acquire and develop additional mining opportunities in the future within Central and South America.  In particular, the parties agreed upon certain terms and conditions by which the Company may potentially acquire an 80% profits interest in 5 mining properties in Peru, including the Porvenir molybdenum stockpile, the Porvenir molybdenum exploration property (collectively, the "Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

As of the date of this report, the Company has expended $400,000, agreed by the parties to be allocated as follows:  (a) $100,000 as a non-refundable purchase of a 45-day option related to the Porvenir Properties; and (b) $300,000 as a non-refundable deposit to be applied to the acquisition cost of the Gold Properties.  Definitive agreements are expected to include, among other terms, that in exchange for an 80% profits interest in the Porvenir Properties, the Company will make payments to Salwell (in addition to the $100,000 previously expended), of $50,000 per month for 12 months commencing on the first of the month following the signing of the definitive agreement, and $25,000 a month for an additional six months, plus the issuance to Salwell of such number of shares of Company common stock equal to $500,000 priced at the 10-day trailing average volume weighted average price beginning from the closing price on the date of the MOU.  It is contemplated that upon completion of the Company’s payment obligations in consideration for its 80% profits interest, Salwell shall retain a 20% profits interest in the Porvenir Property.  The parties agreed to enter into definitive agreements with respect to the Porvenir Property within 30 days of the date of the MOU.  The Company is in discussions to extend the date to enter into the definitive agreement.

Further, with respect to the Gold Properties, in addition to the $300,000 previously expended to be applied to the acquisition of an 80% profits interest in the Gold Properties, the definitive agreement is intended to require an additional investment by the Company of $500,000 in exploration and development expenditures related to such properties within a 12 to 18 month period.

The parties contemplate that in furtherance of the Alliance, the Company will be responsible for financing, management, distribution of profits, formation and maintenance of operating reserves, and accounting on all such properties acquired, while Salwell will be responsible for identifying and delivering viable opportunities within Central and South America to the Company, facilitating operations as reasonably requested and handling any necessary permitting or documentation related to potential property acquisitions.  It is also anticipated that the Company will govern the operations of projects under the Alliance and will have the right to encumber any properties in order to finance their development, along with the right to withdraw from a particular project, with such right then reverting to Salwell.  The parties contemplate that definitive agreements will provide for the ability of the Company to purchase Salwell’s retained 20% interest in a property obtained pursuant to the Alliance for cash and/or shares of the Company’s common stock, for Salwell’s pro-rata share of a net profits value as determined by a qualified feasibility study.  Although the parties anticipate entering into definitive agreements in the near future, there can be no assurance that the Alliance will succeed or that the proposed property acquisitions will be consummated.

On October 28, 2010, the Company announced that the Alliance had secured a milling facility in southern Peru to process the molybdenite currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.

Amendments to Compensation Arrangements

On October 4, 2010, as approved by the Company’s Board of Directors, the Company and Robert Martin, the Company’s current President and Chairman of the Board of Directors, agreed to an amendment of Mr. Martin’s current compensation arrangement currently in effect, as set forth in that certain Employment Agreement between Mr. Martin and the Company dated March 8, 2006, as amended and supplemented by that certain Supplemental Compensation Agreement dated May 18, 2009 and that certain Debt Settlement Agreement dated April 2, 2010 (collectively, the “Martin Compensation Arrangement”).  In consideration of $47,177 in deferred salary owed to Mr. Martin pursuant to the Martin Compensation Arrangement, the Company issued 786,290 shares of the Company’s common stock to Mr. Martin at a price equal to $0.06 per share - the closing price of a share of the Company’s common stock on October 1, 2010, as quoted on the OTCBB.

Further, on October 4, 2010, as approved by the Company’s Board of Directors, the Company and Thomas Klein, the Company’s current Chief Executive Officer, agreed to an amendment of Mr. Klein’s current compensation arrangement currently in effect, as set forth in that certain Consulting Agreement between the Company and Mr. Klein dated January 16, 2009, as amended (the “Klein Compensation Agreement”).  In consideration of $53,227 in deferred salary owed to Mr. Klein pursuant to the Klein Compensation Agreement, the Company issued 887,118 shares of the Company’s common stock to Mr. Klein at a price equal to $0.06 per share - the closing price of a share of the Company’s common stock on October 1, 2010, as quoted by the OTCBB.

Consulting Agreement

On October 4, 2010, the Company entered into a Consulting Agreement (the “Klein Consulting Agreement”) with Thomas Klein, whereby Mr. Klein is to provide services to the Company in his role as Chief Executive Officer (“CEO”) of the Company.  Mr. Klein was appointed as the Company’s CEO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CEO, the Company has agreed to pay Mr. Klein $165,000 per year as well as provide a $96,250 bonus upon signing the Consulting Agreement.  Mr. Klein’s compensation will be reviewed annually by the Company’s Compensation Committee, or by the full Board of Directors serving in such capacity.  The Consulting Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Consulting Agreement, and allows for Mr. Klein to participate in certain Company incentive and benefit plans.

Mineral Ridge LLC Debt Financing

On October 21, 2010, Scorpio Gold, the Company’s joint venture partner in the Mineral Ridge LLC, closed a debt financing transaction for up to an aggregate principal amount of $12 million (the "Scorpio Financing"), with the use of proceeds from the Scorpio Financing being designated to finance the Mineral Ridge project.  The lender in the Scorpio Financing, Waterton Global Value, L.P. ("Lender"), required, among other things, certain agreements evidencing, guaranteeing and securing the Scorpio Financing, including a pledge of all of the assets and properties held by the Mineral Ridge LLC.

Accordingly, under the terms of the Mineral Ridge LLC’s operating agreement, the Company’s consent was required in order to permit such an encumbrance in the Lender’s favor.  In consideration for the Company’s consent to the encumbrance and to mitigate the Company’s risk of forfeiture upon a default by Scorpio Gold, the Lender, Scorpio Gold and the Mineral Ridge LLC agreed that the Mineral Ridge LLC would grant the Company a perpetual 20% net profits royalty interest in and to the production of minerals from the Mineral Ridge properties.  Such royalty interest was recorded in the land records in Esmeralda County prior to the recording of a deed of trust in favor of the Lender securing its interest in the Mineral Ridge properties.  Under the terms of the royalty deed in favor of the Company, no royalties will begin to accrue unless and until such time as title to any of the Mineral Ridge properties is transferred to the Lender pursuant to a foreclosure based on an uncured default by Scorpio Gold.

Further, the Company, Scorpio Gold, the Mineral Ridge LLC and the Lender entered into a Right of First Refusal Agreement, whereby the Lender agreed that upon a default by Scorpio Gold, it will provide the Company notice of its intent to initiate an enforcement action to realize on its security interest prior to commencing any such action.  The Lender will then grant the Company a right of first refusal with respect to the purchase of the Mineral Ridge property, whereby the Company will have the option of acquiring the property for a purchase price equal to the greater of: (a) $8 million; and (b) the aggregate amounts payable by Scorpio Gold to the Lender under the Scorpio Financing and any other indebtedness owed by Scorpio Gold to the Lender.  The Company must notify the Lender of its intent to accept the Lender’s offer within 10 business days of receipt of the offer ("Acceptance Period") and must consummate the purchase within 45 days of title to the Mineral Ridge properties transferring to the Lender (the "Closing Deadline").

In the event the Company chooses not to accept the Lender’s offer or if the Company is unable to consummate a purchase before the Closing Deadline, the Company agreed that the Lender will have the right to acquire the Company’s 20% net profits royalty interest for a purchase price of $5 million, such purchase to be consummated within 45 days of the earlier expiration of the Acceptance Period or the Closing Deadline.  If the Lender chooses not to purchase the Company’s net profits royalty interest, it will have the right to otherwise sell, transfer or dispose of the Mineral Ridge properties, subject to the Company’s royalty interest, to any third party.

Warrant Exercise

In November 2010, an investor exercised warrants for a total of 3,333,333 shares of the Company’s common stock, with proceeds to the Company of $200,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in  our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

In February 2007, we completed a purchase agreement with four individuals for the Northern Champion molybdenum property located in Ontario, Canada, and we plan to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property as funding is available.  With available funding, we also plan to commence a surface mapping and sampling program covering sections of the 4,400 acres of claims within the Duff claims block, which is located adjacent to the Ashdown Mine in northwestern Nevada and which was acquired in 2007.

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

As further discussed in the notes to our condensed financial statements, we recently entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  We also entered into a binding Memorandum of Understanding by which we may acquire an 80% interest in five gold and molybdenum properties in Peru, and a definitive Acquisition Agreement whereby we may acquire a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.  It is our intent to move forward with the various agreements to further develop these properties.

We expect to retain up to a 30% interest in each project, and we anticipate our cash flow will be leveraged to the price of gold or the underlying strategic metal.  Ultimately, we intend to convert some of our interests into royalty agreements.

GOING CONCERN UNCERTAINTY

Our condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $43,355,947 and a total stockholders’ deficit of $831,262 at September 30, 2010.  We currently have no sources of operating revenues.  We will require additional capital to fund our operations and to pursue other mineral property development opportunities with our existing properties and other prospects.  We will seek funding primarily from equity financing, and anticipate we will also receive proceeds from the secured promissory note received in the sale of the Ashdown LLC.  There can be no assurance that we will be successful in our efforts to continue to raise capital at favorable rates or at all or that funds will be received from the promissory note.  If we are unable to obtain profitable operations and positive operating cash flows and raise sufficient capital to pay our obligations, we may be forced to scale back our development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historically, we have obtained working capital from debt and equity financing, the exercise of options and warrants, and from a production payment purchase agreement to fund our activities.  The deterioration of capital markets has made it difficult for us to obtain debt and equity financing.

The operations of the Ashdown LLC historically funded a portion of our operating costs and expenses.  On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due us in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of the promissory note due us is now $4,231,925.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

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

On August 4, 2010, we sold in a market transaction all 7,824,750 shares of our investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds of approximately $3.8 million, realizing a loss of approximately $1.7 million.  After payment of Mr. Klein’s obligation, our share of the net proceeds was approximately $3.4 million.  Additionally, on August 11, 2010, we repaid the remaining obligation pursuant to that certain Debt Restructuring Secured Promissory Note with Crestview Capital Master, LLC (“Crestview”) in the principal amount of $1 million, plus interest accrued thereon.

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada and the Northern Champion molybdenum property in Ontario Canada.  Recently, we entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  We also entered into a binding Memorandum of Understanding by which we may acquire an 80% interest in five gold and molybdenum properties in Peru, and a definitive Acquisition Agreement whereby we may acquire a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.  We will be required to raise significant capital, primarily through the issuance of our common stock, to complete the acquisition of the interests in and further the development of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will attain a successful level of operations.

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

Marketable Securities.  We had no marketable securities at September 30, 2010 and December 31, 2009.  We classified the marketable securities consisting of the shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine as securities held-for-sale in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, Investments – Debt and Equity Securities.  The marketable securities were stated at fair value based on market quotes.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.  We sold the Scorpio Gold common stock in August 2010.

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, was recorded as a foreign currency transaction gain or loss in the Company’s statements of operations.

Investment in Mineral Ridge LLC.  At September 30, 2010, our 30% membership interest in the Mineral Ridge LLC is accounted for using the equity method of accounting in accordance with ASC Topic 323 – Investments – Equity Method and Joint Ventures.  The investment is recorded at cost, with the carrying value subsequently increased for our share of the Mineral Ridge LLC net income or additional contributions made by us to capital, and decreased for our share of the Mineral Ridge LLC net loss or equity distributions received by us.

Because our book value of our initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because we have no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, we have not recorded our share of the Mineral Ridge LLC net loss for the periods ended September 30, 2010 because our investment has been reduced to zero and we have neither guaranteed obligations of or otherwise committed to provide further financial support for the Mineral Ridge LLC.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 40 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  With the sale of our interest in the Ashdown LLC and the formation of the Mineral Ridge LLC, as of September 30, 2010, we had no proven or probable reserves.

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

Note Receivable.  As of September 30, 2010 and December 31, 2009, the note receivable received from WEG in the sale of our interest in the Ashdown LLC had a balance of $4,231,925 and $5,300,000, respectively, and has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.  We entered into certain debt reduction agreements in April 2010 extinguishing debt and royalty obligations totaling $1,068,075 through the assignment of portions of the note receivable, with the principal amount of the note receivable reduced to $4,231,925.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2010 and December 31, 2009, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2010 and through the date of the filing of this report that are applicable to or would have a material impact on our financial statements.

RESULTS OF OPERATIONS

Sales

With the sale of our interest in the Ashdown LLC in May 2009 and the presentation of its operations as discontinued operations in our condensed financial statements, we reported no sales of minerals for the three months and nine months ended September 30, 2010 and 2009.

We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months and nine months ended September 30, 2010 and 2009, however, we did have rental income from our drilling equipment of $43,000 and $63,056, respectively.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

Exploration, development and mineral property lease expenses were $924,772 and $1,224,758 for the three months and nine months ended September 30, 2010, respectively, and are comprised of the acquisition costs of exploration mineral properties, exploration and development of mineral properties, and the equipment rental, depreciation expense, and incidental costs of supplies and maintenance of our idled drilling department.  The acquisition costs of exploration mineral properties totaled $825,800 for the three months ended September 30, 2010, including $567,390 for the Mhakari properties, $200,000 for the Salwell properties, and $58,410 for the Ra Resources properties.  The acquisition costs of exploration mineral properties totaled $1,020,274 for the nine months ended September 30, 2010, including $616,864 for the Mhakari properties, $345,000 for the Salwell properties, and $58,410 for the Ra Resources properties.  There were no similar costs in the three months and nine months ended September 30, 2009.  As discussed above, we have had limited operations in our drilling services division, pending additional funding and project opportunities.  We will, however, continue to incur equipment rental and other costs of keeping the drilling services division on a standby basis.

General and administrative expenses were $528,423 and $379,764 for the three months ended September 30, 2010 and 2009, respectively, and $1,306,417 and $1,308,089 for the nine months ended September 30, 2010 and 2009, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, travel, legal and professional fees, and stock-based compensation expense.  On a year-to-date basis, our general and administrative expenses are comparable to the levels incurred in the prior year.  For the three months ended September 30, 2010, our general and administrative expenses increased over the levels for the three months ended September 30, 2009 primarily due to increases in travel expenses and the costs of employee and consultant compensation.

Depreciation and amortization expense was $18,924 and $20,560 for the three months ended September 30, 2010 and 2009, respectively, and $55,303 and $60,520 for the nine months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization expense in the current year is less than in the prior year due to the retirement of certain mining and milling equipment.

We recorded royalties expense of $489,002 for the nine months ended September 30, 2010 for the non-interest bearing note payable issued to an officer and director to extinguish a portion of the royalty obligation due to the Ashdown Milling Company LLC.  Similarly, royalties expense of $70,090 for the nine months ended September 30, 2009 resulted from the increase in amounts due this officer and director to extinguish a portion of the same royalty obligation.

Other Income (Expense)

Interest and other income was $36,678 and $4,289 for the three months ended September 30, 2010 and 2009, respectively, and $47,799 and $4,541 for the nine months ended September 30, 2010 and 2009, respectively.  The increase in interest and other income in the current year is due to increased levels of interest bearing deposits resulting from the sale of the Scorpio Gold stock and a refund of corporate income taxes.

Interest expense was $36,601 and $66,912 for the three months ended September 30, 2010 and 2009, respectively, and $149,933 and $637,881 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in interest expense in the current year is due primarily to the interest expense recorded upon the issuance of warrants associated with fund raising activities in the three months ended March 31, 2009 and to the overall reduction in our debt.

During the nine months ended September 30, 2010 and 2009, we reported a gain on extinguishment of debt of $36,901 and $982,579, respectively.  We had no gain on extinguishment of debt in the three months ended September 30, 2010, but reported a gain on extinguishment of debt of $8,123 for the three months ended September 30, 2009.  We continue our efforts to reduce our liabilities, reaching settlements where possible for a reduction in amounts owed.  The gain on extinguishment of debt in the nine months ended September 30, 2009 included a gain from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

Foreign currency gain was $104,559 for the three months ended September 30, 2010 and foreign currency loss was $50,845 for the nine months ended September 30, 2010, which resulted from a change in the foreign exchange rates used to translate the value of our marketable securities and certain transactions denominated in Canadian dollars to our functional currency, the U.S. dollar.  We had no foreign currency gains or losses in the three months and nine months ended September 30, 2009.

For the three months and nine months ended September 30, 2010, we reported a loss on sale of marketable securities of $1,681,571, resulting from the sale in a market transaction of all 7,824,750 shares of our investment in Scorpio Gold common stock.  We had no sales of marketable securities for the three months and nine months ended September 30, 2009.

We also reported an immaterial loss on disposal of property and equipment of $6,322 in the nine months ended September 30, 2010 and an immaterial gain on disposal of property and equipment of $127 in the nine months ended September 30, 2009.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our condensed financial statements as discontinued operations for the three months and nine months ended September 30, 2010 and 2009, including the following:

Three Months Ended September 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$-	$-	$-

Loss before income taxes	-	-	-	-	(94,479)	(94,479)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	-	-	-	(94,479)	(94,479)
Gain (loss) on sale of Mineral Ridge assets	-	(8,256)	(8,256)	-	-	-
Loss on sale of interest in joint venture	-	-	-	-	-	-
Loss from discontinued operations	-	(8,256)	(8,256)	-	(94,479)	(94,479)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	-	-	-
Loss from discontinued operations attributable to the Company	$-	$(8,256)	$(8,256)	$-	$(94,479)	$(94,479)

Nine Months Ended September 30,	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$321,115	$-	$321,115

Loss before income taxes	-	(81,219)	(81,219)	(668,186)	(482,080)	(1,150,266)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(81,219)	(81,219)	(668,186)	(482,080)	(1,150,266)
Gain on sale of Mineral Ridge assets	-	8,982,772	8,982,772	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Income (loss) from discontinued operations	-	8,901,553	8,901,553	(903,489)	(482,080)	(1,385,569)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	267,274	-	267,274
Income (loss) from discontinued operations attributable to theCompany	$-	$8,901,553	$8,901,553	$(636,215)	$(482,080)	$(1,118,295)

We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009, the date we sold our interest in the Ashdown LLC.  The Ashdown LLC reported a loss of $668,186 for the nine months ended September 30, 2009, respectively.

The sale of our interest in the Ashdown LLC was completed on May 13, 2009, and no amounts for the Ashdown LLC are included in our condensed statements of operations for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010.

On March 10, 2010, we completed the sale of an undivided 70% interest in the Mineral Ridge Mine and contributed our remaining 30% undivided interest in the Mineral Ridge Mine to the Mineral Ridge LLC.  Therefore, no amounts for the Mineral Ridge Mine are included in our condensed statements of operations for the three months ended September 30, 2010.  The loss from discontinued operations for the Mineral Ridge Mine for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 include costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of activities pending formation of the Mineral Ridge LLC.

We recognized a gain on sale of our 70% interest in the net assets of the Mineral Ridge Mine of $8,982,772 in the nine months ended September 30, 2010, comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,134,098
Book value of assets sold	(1,784,652)
Fees to related party	(618,256)

Gain on sale	$8,982,772

The fees on the transaction were paid to Thomas Klein, our Chief Executive Officer.

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of March 10, 2010, the date of the transfer, the reclamation obligation was estimated at $3,041,927.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, we believe the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $43,355,947 at September 30, 2010.  At September 30, 2010, we had current assets of $992,394 and current liabilities of $1,720,039, resulting in a working capital deficit of $727,645.  Included in current assets at September 30, 2010 were cash and cash equivalents totaling $934,300.

We have significantly reduced our current liabilities by making payments out of the proceeds from the sale of our interest in the Mineral Ridge Mine to Scorpio Gold, including proceeds from the sale of our investment in the Scorpio Gold common stock.  At September 30, 2010, our total current liabilities were $1,720,039 compared to total current liabilities of $6,312,136 at December 31, 2009.

In connection with the formation of the Mineral Ridge LLC, we repaid the $1,000,000 Bridge Loan and Crestview released the security interest in the Mineral Ridge Mine.  We also repaid other obligations out of the Scorpio Gold proceeds.

On August 4, 2010, we sold in a market transaction all 7,824,750 shares of our investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds, after commissions and fees, of $3,832,626.  After payment of Mr. Klein’s obligation, the Company’s share of the net proceeds was approximately $3.4 million.  On August 11, 2010, we repaid the remaining obligation pursuant to that certain Debt Restructuring Secured Promissory Note with Crestview in the principal amount of $1 million, plus interest accrued thereon.  We also repaid other obligations out of the proceeds from the sale of the Scorpio Gold common stock.

We currently have no significant operating revenues.  As further discussed above, and in the notes to our condensed financial statements, we have recently entered agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and development activities related to the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, gold and molybdenum projects in Peru, and four gold and base metal properties in Ontario, Canada.  We continue to experience difficulties raising debt and equity capital.  We have, however, significantly reduced our operating costs, including a reduction in force.  In order to increase the level of our operations, evaluate and participate in other mining ventures, commence again the activities of our drilling department and explore or develop our existing mineral properties, we will require additional capital.

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

During the nine months ended September 30, 2010, we used net cash of $2,672,841 in operating activities, compared to $708,104 net cash used in operating activities during the nine months ended September 30, 2009.  After eliminating non-cash income and expense items, the increase in net cash used in operating activities in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily due to a reduction of accounts payable of $508,591 and accrued and other liabilities of $79,440 in the nine months ended September 30, 2010 compared to an increase in accounts payable of $235,489 and accrued and other liabilities of $523,009 in the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we had net cash provided by investing activities of $3,819,997, comprised of proceeds from the sale of marketable securities of $3,832,626, partially offset by the purchase of property and equipment of $12,629.  During the nine months ended September 30, 2009, we had net cash used in investing activities of $1,147, consisting of the purchase of property and equipment of $1,500, partially offset by proceeds from the sale of property and equipment of $353.

During the nine months ended September 30, 2010, net cash used in financing activities was $2,856,602, comprised of the purchase of an option to buy back warrants of $10,000, payments of severance obligations of $65,201, payments of notes payable and long-term debt of $2,415,196 and payments of amounts due related parties of $606,205, partially offset by proceeds from the sale of common stock of $240,000.

During the nine months ended September 30, 2009, net cash provided by financing activities was $1,065,715, comprised of proceeds from the issuance of debt of $1,000,000, proceeds from the issuance of common stock of $139,674, and proceeds from amounts due related parties of $6,000, partially offset by payments of severance obligations of $9,179, payments of notes payable and long-term debt of $30,710 and payments of amounts due related parties of $40,070.

During the nine months ended September 30, 2010, net cash provided by discontinued operations was $2,548,961, compared to net cash used in discontinued operations for the nine months ended September 30, 2009 of $350,542.  The net cash provided by operations in the nine months ended September 30, 2010 resulted primarily as a result of the cash proceeds from the sale of net assets to Scorpio Gold.

Debt Restructuring Note

On October 26, 2009, the Company and Crestview agreed to restructure the terms of the $1 million Debt Restructuring Note to change the maturity date from February 6, 2011 to August 6, 2010.  We executed an Amended and Restated Debt Restructuring Promissory Note dated October 29, 2009 to reflect the same.  The terms of the Amended and Restated Debt Restructuring Note were also modified to require us to prepay the Amended and Restated Debt Restructuring Note to the extent of 50% of any debt or equity financing received by us.  The Debt Restructuring Note was repaid in full in August 2010 out of the proceeds from the sale of our investment in Scorpio Gold common stock.

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

On September 24, 2010, we entered into a letter agreement (“Agreement”) with Crestview whereby we have an option to repurchase 20,000,000 warrants of the 23,000,000 warrants held by Crestview.  Pursuant to the Agreement, we have the option (“Option”) to purchase 20,000,000 of the Warrants for a period of 45 days from the date of the Agreement (the “Option Period”) for a purchase price of no less than $0.0285 per share.  In consideration for the Option, we made a payment to Crestview of $10,000.  Further, if during the Option Period the closing price of our common stock reaches or exceeds $0.06 per share, as quoted by the OTC Bulletin Board, we will provide Crestview with a non-refundable deposit in the amount of $50,000, which sum will be applied to the ultimate exercise of the Option and repurchase of certain of the Warrants, but will be retained by Crestview despite any election by us not to exercise the Option.  Because the closing price of the Company’s common stock exceeded $0.06 per share, such $50,000 deposit was paid to Crestview.  The Option Period has been extended until December 15, 2010 by mutual agreement of the parties.  Except as may be modified to reflect the terms of any sale or transfer of the Warrants as contemplated by the Option, the Warrants remain in full force and effect according to their terms.

Debt Reduction Efforts

Leading up to and following the successful formation of the Mineral Ridge LLC, we have continued our efforts to eliminate our indebtedness through negotiated debt reductions, and structured cash and stock payments.

Caldwell Separation Agreement

On January 25, 2010, we entered into an Employment Separation and Severance Agreement dated as of January 19, 2010 (the “Caldwell Separation Agreement”) with David A. Caldwell, the Company’s then Chief Executive Officer (“CEO”), interim Chief Financial Officer (“CFO”) and a member of the Company’s board of directors (“Board”).  Pursuant to the terms of the Caldwell Separation Agreement, Mr. Caldwell resigned from his positions as CEO, CFO and as a member of the Board effective as of February 1, 2010 (the “Termination Date”).  The Caldwell Separation Agreement terminated that certain Employment Agreement between the Company and Mr. Caldwell dated February 27, 2006, as amended by that certain Addendum to Employment Agreement dated January 31, 2007, pursuant to which we have employed Mr. Caldwell as its CEO since January 31, 2007 (collectively, the “Caldwell Employment Agreement”).

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, we agreed to: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving our Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $371,757 at September 30, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $5,134.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of our common stock in lieu of cash payments for the Note and the Subsequent Payment.

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

Under the terms of the Debt Settlement Agreement, we agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 will accrue interest at a rate of 6.5% per annum, with a maturity date of December 12, 2010; and (2) $489,002 will be paid to Mr. Martin after we have satisfied our current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), or by March 12, 2011, whichever comes first, said payment to be structured, at Mr. Martin’s election, as a sale to us of Mr. Martin’s membership interest in Ashdown Milling pursuant to, and in accordance with, the terms and conditions of the Ashdown Milling Operating Agreement.

The Secured Promissory Note was intended to be secured by a pledge of 1,020,000 share of Scorpio Gold common stock, valued at CN $0.50 per share (“Scorpio Gold Shares”).  Prior to perfecting the security interest in the Scorpio Gold Shares as contemplated by the Debt Settlement Agreement, the Company’s Board of Directors, with Mr. Martin abstaining from the vote, approved the sale of all 7,824,750 shares of its investment in Scorpio Gold common stock, including the Scorpio Gold Shares that were intended to secure the Secured Promissory Note, with an undertaking to pay off the Secured Promissory Note in full from the proceeds of the sale of Scorpio Gold common stock.  The sale occurred in a market transaction on August 4, 2010, and we paid off the Secured Promissory Note in September 2010.

Aveson Debt Settlement Agreement

On August 19, 2010, the Company entered into a Debt Settlement and Release Agreement (the “Aveson Agreement”) with Kent Aveson, a former member of the Company’s Board of Directors.  Pursuant to the terms of the Aveson Agreement, Mr. Aveson agreed to release the Company from any and all obligations, claims, and liabilities of that certain debt owed to him pursuant to his employment agreement with the Ashdown LLC, which debt the Company agreed to assume upon the completion of the sale of its interest in the Ashdown LLC to WEG, in consideration for the payment by the Company of the total sum of $35,088 (“Aveson Payment”).  The Aveson Payment was made as follows: (i) a cash payment of $11,696 upon entering into the Aveson Agreement, and (ii) monthly payments in the amount of $1,949 commencing on September 1, 2010 and ending on August 1, 2011, which in aggregate will satisfy the remaining balance of the debt owed to Mr. Aveson.

Amendments to Compensation Arrangements

On October 4, 2010, as approved by the Company’s Board of Directors, the Company and Robert Martin, the Company’s current President and Chairman of the Board of Directors, agreed to an amendment of Mr. Martin’s current compensation arrangement currently in effect, as set forth in that certain Employment Agreement between Mr. Martin and the Company dated March 8, 2006, as amended and supplemented by that certain Supplemental Compensation Agreement dated May 18, 2009 and that certain Debt Settlement Agreement dated April 2, 2010 (collectively, the “Martin Compensation Arrangement”).  In consideration of $47,177 in deferred salary owed to Mr. Martin pursuant to the Martin Compensation Arrangement, the Company issued 786,290 shares of the Company’s common stock to Mr. Martin at a price equal to $0.06 per share - the closing price of a share of the Company’s common stock on October 1, 2010, as quoted on the OTCBB.

Further, on October 4, 2010, as approved by the Company’s Board of Directors, the Company and Thomas Klein, the Company’s current Chief Executive Officer, agreed to an amendment of Mr. Klein’s current compensation arrangement currently in effect, as set forth in that certain Consulting Agreement between the Company and Mr. Klein dated January 16, 2009, as amended (the “Klein Compensation Agreement”).  In consideration of $53,227 in deferred salary owed to Mr. Klein pursuant to the Klein Compensation Agreement, the Company issued 887,118 shares of the Company’s common stock to Mr. Klein at a price equal to $0.06 per share - the closing price of a share of the Company’s common stock on October 1, 2010, as quoted by the OTCBB.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Ed Staub & Sons Petroleum, Inc. - No material changes have occurred during the quarter ended September 30, 2010.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In consideration for consulting services provided pursuant to the terms of that certain Consulting Agreement between the Company and Uptick Capital, LLC (“Uptick”), the Company issued Uptick 250,000 shares of its common stock on each of July 13, 2010, August 5, 2010 and September 28, 2010.

Pursuant to the terms of that certain Asset Purchase Agreement between the Company and Mhakari Gold (Nevada) (“Mhakari”), the Company issued Mhakari a total of 7,000,000 shares of its common stock on July 8, 2010 for exploration properties valued at $280,000.  Further, as additional consideration, the Company issued Mhakari warrants to purchase a total of 7,000,000 shares of its common stock with an exercise price of $0.05 per share exercisable for a period of five years.

The issuances of common stock to Uptick and Mhakari were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)
3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)
3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)
3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)
3.5	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)
4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)
4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)
10.1	Option Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 6, 2010.(5)
10.2	Asset Purchase Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 6, 2010.(5)
10.3	Consulting Agreement between the Company and J. Roland Vetter, dated July 1, 2010.(5)
10.4	Debt Settlement and Release Agreement between the Company and Kent Aveson, dated August 19, 2010.(6)
10.5	Letter Agreement between the Company and Crestview, dated September 24, 2010.(7)
10.6	Acquisition Agreement between the Company, Ra Resources Ltd. and 2259299 Ontario Inc., dated October 6, 2010.*
10.7	Memorandum of Understanding between the Company and Salwell International, dated October 4, 2010.*
10.8	Consulting Agreement between the Company and Thomas Klein, dated October 4, 2010.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on July 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on September 17, 2010.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 15, 2010	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: November 15, 2010	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer