Form 10-K
period 2010-12-31
GOLDEN PHOENIX MINERALS INC
filed 2011-03-30
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was $9,143,213.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of March 25, 2011 was 277,065,591.

  TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS	63
	SIGNATURES	64

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or as incorporated by reference contains “forward-looking statements” as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “could,” “might,” “plan,” “predict” or “project” or the negative of these words or other variations on these words or comparable terminology.

Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock.   These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” below and other risks and matters described in this filing and in our other SEC filings.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.  We do not undertake any obligation to update any forward-looking statements.

PART I

ITEM 1.  BUSINESS

Corporate History; Recent Events

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our,” “Golden Phoenix” and “the Company” refer to Golden Phoenix Minerals, Inc., a Nevada corporation.

We are a mineral exploration, development and production company, formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada as of May 30, 2008.

Our business includes acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, molybdenum and other strategic minerals that present low political and financial risk and exceptional upside potential located in North, Central and South America.

Our primary mining property interests and assets include the following: a 30% joint venture interest on the Mineral Ridge gold and silver property near Silver Peak, Nevada, with Scorpio Gold; 100% ownership of both the Adams Mine and Duff Claim Block near Denio, Nevada, and the Northern Champion molybdenum mine in Ontario, Canada; an agreement to purchase an 80% interest in the Vanderbilt silver and gold project and an option to acquire an 80% interest in the Coyote Fault gold and silver project, both of which are adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  Further, we have entered into a binding Memorandum of Understanding to acquire an 80% interest in five gold and molybdenum properties in Peru; two on the Pataz Gold Trend in the north and three in the Porvenir area in the south. We have also entered into a Definitive Acquisition Agreement to acquire a Canadian-based company with a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.

Some of our more significant recent events include the following:

•      In December 2010, we closed a private placement of 24,000,000 units at $0.10 per unit, with each unit comprised of one share of our common stock and one warrant to purchase a share of common stock at an exercise price of $0.15/warrant share, for which we received aggregate gross proceeds of $2,400,000.

•      Throughout 2010, we restructured, settled or repaid significant portions of Company debt, such that our total liabilities have been reduced from $9,409,739 at December 31, 2009, to $1,541,721 at December 31, 2010.

•      In September 2010, we announced a Stock Buy-Back Program, and soon thereafter effected the repurchase of 12,000,000 outstanding warrants held by Crestview Capital Master, LLC.

•      In the past 12 months, we have entered into several acquisition and option agreements giving us the right to acquire various additional mining properties, adding to and diversifying our property portfolio, including:  an agreement to purchase an 80% interest in the Vanderbilt property and an option to acquire an 80% interest in the Coyote Fault property, both adjacent to Mineral Ridge; a binding Memorandum of Understanding to acquire an 80% interest in five gold and molybdenum properties in Peru (described below); and an agreement to acquire Ra Resources (described below).

•      On October 6, 2010, we entered into a definitive Acquisition Agreement (“Acquisition Agreement”) with Ra Resources Ltd., an Ontario corporation (“Ra”).  Pursuant to the terms of the Acquisition Agreement, we will acquire 100% of the outstanding securities of Ra by means of a “three-cornered amalgamation” in consideration for the issuance to the shareholders of Ra of such number of shares of our common stock as determined by an exchange ratio of 3.5 Golden Phoenix shares for every 1 share of Ra common stock outstanding.  As of the date of the Acquisition Agreement, there were 5,925,000 shares of Ra common stock issued and outstanding.  In January 2011, the Ra shareholders approved the Acquisition.  As of the date of this filing, Canadian regulatory approval for the acquisition had not been received and accordingly, the Acquisition has not been reflected in our financial statements.  Although the parties anticipate regulatory approval will be received, there can be no assurance that the closing will occur.

Upon the closing of the Acquisition Agreement, we will own a 100% interest in four gold and base metal exploration properties in the Shining Tree Mining District in Ontario, Canada.

•      On October 4, 2010, we entered into a binding Memorandum of Understanding (“MOU”) with Salwell International (“Salwell”), for the purpose of forming a strategic alliance (“Alliance”) in order to develop certain defined properties in Peru as well as to identify, acquire and develop additional mining opportunities in the future within Central and South America.  In particular, we agreed upon certain terms and conditions by which we may potentially acquire an 80% interest in 5 mining properties in Peru, including the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

As of December 31, 2010, the parties had not completed definitive agreements and have mutually agreed to extend the date to enter into the definitive agreements, although we have continued to incur exploration and evaluation expenses in furtherance of the binding terms of the MOU.  Per the terms of the MOU, in addition to the funds already advanced toward our acquisition of an 80% interest, we will make payments to Salwell of $50,000 per month for 12 months commencing on the first of the month following the signing of the definitive agreement, and $25,000 a month for an additional six months, plus the issuance to Salwell of such number of shares of Company common stock equal to $500,000 priced at the 10-day trailing average volume weighted average price beginning from the closing price on the date of the MOU. It is contemplated that upon completion of our payment obligations in consideration for our 80% interest, Salwell shall retain a 20% interest in the Peru Properties.

•      During the last quarter of 2010, geologic mapping and outcrop sampling (above ground) was completed at the Vanderbilt property in central Nevada, which resulted in average grades of 2.1 g/t gold and 58.6 g/t silver, and we have commenced a Phase II exploration program (below ground) in the old mine workings to help identify drill targets. An exploratory drill program is expected to begin in the second half of 2011.

•      On March 4, 2011, we entered into a partially binding letter of intent (“LOI”) with Win-Eldrich Gold, Inc. (“WEG”) with respect to the proposed settlement of the outstanding promissory note we hold from WEG in the principal amount of $4,231,925 (the “Note”) received in the sale of our interest in the Ashdown Project LLC.  Pursuant to the LOI, an understanding and basic outline of terms has been reached with respect to the potential settlement of the Note whereby we would forgive the Note in full, in exchange for: (i) $500,000 in cash; (ii) issuance to Golden Phoenix of 3,000,000 shares of WEG’s parent company’s (Win-Eldrich Mines Limited, “WEX”) common stock; (iii) assumption in full by WEG of the outstanding DRC and Tetra liabilities (as further discussed below under “Legal Proceedings”), for which we are otherwise responsible for 50%; (iv) a perpetual 2% net smelter return royalty on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000; and (v) the right to appoint one (1) individual to the board of directors of WEX.  We expect to enter into a definitive agreement in the near term and close the same within six months thereafter, during which time, WEG must make the required payments under the Note of approximately $96,000 per month, which would go toward the cash portion of the settlement or toward principal and interest in the event the settlement does not close and the Note remains in place.

•      Our joint venture with Scorpio Gold (US) Corp. (“Scorpio US”) on the Mineral Ridge property closed in March 2010 and has proceeded as planned, with Scorpio US serving as the operator on the project and carrying all finance costs necessary to bring the property into commercial production.  In the first quarter of 2011, Scorpio US announced it activated the heap leach pad for gold recovery at Mineral Ridge and that it has begun a 13,167-meter drilling program.  We anticipate that Scorpio US will contribute any remaining funds necessary to reach commercial production in the near term, at which point they will earn an additional 10% interest, such that we will retain a 20% interest in the joint venture.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase our then remaining 20% interest for a period of 24 months following the commencement of commercial production.

Our mining properties and interests are discussed in further detail under “Item 2. Properties” below.

Our corporate directors and officers have prior management experience with large and small mining companies.  We believe that we have created the basis for a competitive mineral exploration, development and operational company through assembling a group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

We intend to continue to strategically acquire, explore and develop properties.  We plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control.  We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our future partner(s).  By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base strategic metals properties in various stages of mineral exploration and development.  We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential for success and growth.

As set forth on our Company web site and in our recent SEC filings generally, we have begun a “Royalty Mining” growth strategy pursuant to which we plan to expand the base of our operations through the development of our mineral properties into Royalty Mining projects.  This includes our initial 24-month acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  During this period, we anticipate analyzing up to 50 prospective properties, with a view toward optioning up to 10 of those properties on terms and conditions acceptable to us.  From these optioned properties, we hope to identify up to 5 projects that can be advanced toward commercial production.

As further discussed above and in the notes to our financial statements, several of our recent agreements, including those related to the Vanderbilt and Coyote Fault properties in Nevada, Ra Resources in the Shining Tree Mining District in Ontario, Canada and the potential alliance with Salwell International with respect to properties in Peru, reflect this strategy.  It is our intent to move forward with the various agreements to further develop these properties.

We expect to retain up to a 30% interest in each project, and we anticipate our cash flow will be leveraged to the price of gold or the underlying strategic metal.  Ultimately, we intend to convert some of our interests into royalty agreements.

Government Regulations and Permits

In connection with exploration, mining and milling activities, we are subject to extensive federal, state and local laws and regulations, domestic and international, governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities within the United States.  At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including molybdenum, gold and silver mining and processing.

          At the Mineral Ridge mine, our joint venture partner, Scorpio US, as operator of the project, has obtained all necessary permits for heap leach processing and production.

           At present, we do not employ any individuals at our mining properties; we utilize the services of consultants and independent contractors, which are regulated by the Mine Safety and Health Administration (MSHA), a federal agency within the United States.  Exploration and development efforts within Peru are regulated by the Peruvian government, including the Ministry of Energy and Mines of Peru, a governmental entity responsible for managing the energy and mining sectors of Peru, and the Puno Regional Mining Authority.

Our current exploration activities at the Vanderbilt and Coyote Fault properties do not require permits or bonding, but will be necessary for proposed future work programs.

If we or the operators of the properties in which we have an interest cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties could be adversely affected. See Item IA. “Risk Factors” for more information.

Competition And Mineral Prices

The mining industry has historically been intensely competitive and the increasing price of gold since 2002 has led a number of companies to begin once again to aggressively acquire claims and properties.

Employees

As of the date of this filing, we currently employ 4 full-time employees, including 4 key professionals to perform management functions. We have contracts with various independent contractors and consultants to fulfill additional needs, including accounting, investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we bring new projects on line.

Corporate Office

Currently, our principal executive office consists of 7,000 square feet located at 1675 East Prater Way, Suite 102, Sparks, Nevada 89434. The principal offices are leased from WDCI, Inc. in Sparks, Nevada.  The lease has a seven (7) year term due to expire in October 2011.  We are exploring various options and locations for leasing space that will suit our needs for the foreseeable future.

ITEM 1A.  RISK FACTORS

The risks described below are the ones we believe are most important for you to consider.  These risks are not the only ones that we face.  If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

We Have Incurred Significant Losses Since our Inception in 1997 And May Never Be Profitable.

We have yet to establish any history of profitable operations. Although we have historically incurred net losses, including a net loss of $2,798,747 for the year ended December 31, 2009, we had a net income of $2,561,622 for the year ended December 31, 2010.  However, at December 31, 2010 we had an accumulated deficit of $44,859,427.  Our revenues have not been sufficient to sustain our operations. Our primary source of income in 2010 resulted from the sale of a 70% interest in our Mineral Ridge property, which we joint ventured with Scorpio Gold.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mineral interests.

We may not be able to successfully commercialize our mineral interests or ever become profitable.

We Will Require Significant Additional Capital to Continue our Exploration Activities, and, if Warranted, to Develop Mining Operations.

          We will require significant additional funding for geological and geochemical analysis, metallurgical testing, and, if warranted, feasibility studies with regard to the results of our exploration.  We may not benefit from such investments if we are unable to identify a commercial ore deposit.  If we are successful in identifying reserves, we will require significant additional capital to establish a mine and construct a mill and other facilities necessary to mine those reserves.  That funding, in turn, will depend upon a number of factors, including the state of the national and worldwide economy and the price of gold and other metals. We may not be successful in obtaining the required financing for these or other purposes, which would adversely affect our ability to continue operating.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible, partial or total loss of our potential interest in certain properties.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, And Accumulated Deficit, All Of Which Mean That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the audit of our financial statements for the years ended December 31, 2010 and 2009 with respect to the uncertainty of our ability to continue as a going concern.  As discussed in Note 2 to our financial statements for the year ended December 31, 2010, we have generated significant losses from operations, and had an accumulated deficit of $44,859,427, which raises doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to our financial statements for the year ended December 31, 2010.

Fluctuating Gold and Silver Prices Could Negatively Impact our Business Plan.

The potential for profitability of gold and silver mining operations at our joint ventured properties and properties that we are actively exploring with an option to acquire, is directly related to the market prices of gold and silver.  The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold or silver at any time during future exploration, development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last six years, the average annual market price of gold has progressively increased from $445 per ounce to $1224 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2005-2010
2005	2006	2007	2008	2009	2010
$ 445	$603	$695	$872	$972	$1,224

Although it may be possible for us to protect against future gold and silver price fluctuations through hedging programs, the volatility of metal prices represents a substantial risk that is impossible to completely eliminate by planning or technical expertise.

The Ultimate Success of the Mineral Ridge LLC And Our Ability to Realize Profits From Operations or the Sale of our Interest Is Uncertain.

We currently own a 30% membership interest in the Mineral Ridge LLC, which was formed on March 10, 2010.  Scorpio US owns a 70% membership interest in, and is the Manager of, the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest to 80%, it will also have the option to purchase our then remaining 20% interest for a period of 24 months following the commencement of commercial production.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to attain a successful level of operations at the Mineral Ridge mine.  Accordingly, there can be no assurance that we will receive revenues from the production of gold at the property or that we will receive favorable offers, or any offers, for the purchase of our interest in the joint venture.

We May Be at Risk of Losing an Interest in or Failing to Consummate Option and Acquisition Transactions With Respect to our Vanderbilt, Coyote Fault, or Peruvian Property Interests if we Fail to Perform Our Obligations.

Under the terms of our asset purchase agreement and option agreement with Mhakari Gold (Nevada), Inc., we are required to meet certain obligations in order to attain an 80% interest in the Vanderbilt and Coyote Fault properties.  Although we have substantially completed our payment obligations, if we fail to make the necessary minimum exploration and development expenditures in a timely manner or to perform our other obligations as required under the agreements, we are at risk that the option could be forfeited and the acquisition of the respective 80% interests not attained.  Further, we are required to fund certain levels of exploration and development as part of our alliance under the binding MOU with Salwell International, in order to obtain an 80% interest in each such property within Peru, including the Porvernir stockpile, Porvenir molybdenum exploration property, Alicia gold exploration area, Group of the 8 and Tornitos.  In the event we are unable to complete our funding commitments, we may forfeit all or a portion of our interest in those properties.

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

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production, meet ongoing operating expenses, and/or fulfill our outstanding obligations under our option and acquisition agreements to acquire property interests.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

The Development and Completion of Our Properties Entail Significant Risks.

The development of mineral deposits involves significant risks that even the best evaluation, experience and knowledge cannot eliminate.  The economic feasibility of our mining properties is based upon a number of factors, including estimations of reserves and mineralized material, extraction and process recoveries, engineering, capital and operating costs, future production rates and future prices of precious metals.

The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations.

A significant portion of our properties consist of unpatented mining claims, which we own or lease.  These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law.  We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay annual holding fees of $133.50 per claim.  If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable.  Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests.  It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim.  The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims.  Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit.  The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim’s validity is challenged.  However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than us.  It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged.  Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations.  No title insurance is available for mining.  In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.

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

Many states, including the State of Nevada (where our interests in the Mineral Ridge, Duff Claims Block, Vanderbilt and Coyote Fault properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.  Although we believe that we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

Our Exploration Activities and Operations in the U.S. and Abroad Are Subject to the Risks of Doing Business.

Exploration, development, production and mine closure activities are subject to political, economic and other risks of doing business, including, but not limited to:

●	changes in laws or regulations;

●
royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of the United States and the State of Nevada, Canada and Peru;

●	increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;

●	delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits and approvals;

●	claims for increased mineral royalties or ownership interests by local or indigenous communities;

●	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

●	expropriation or nationalization of property;

●	currency fluctuations, particularly in countries with high inflation;

●	foreign exchange controls;

●
restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

●	import and export regulations, including restrictions on the export of gold;

●	restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

●	risk of loss due to acts of war, terrorism, civil strife or guerrilla activities;

●	risk of loss due to any criminal activities such as trespassing, theft or illegal mining;

●	risk of loss due to disease and other potential endemic health issues;

●
disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory; and

●	other risks arising out of foreign sovereignty over the areas in which our exploration activities and operations are conducted.

As a result, our exploration, development and potential production activities may be affected by these and other factors, many of which are beyond our control, and some of which, individually or in the aggregate, could materially adversely affect our financial position or results of operations.

Our Potential Acquisitions and Operations in Peru are Subject to Political Risks.

Our binding MOU with Salwell International with respect to the formation of an alliance to explore and acquire an 80% interest in certain mining concessions, assets and properties in Peru and any definitive agreement we enter into with Salwell will be subject to Peruvian law and national and local politics.  Although the current government has generally taken positions promoting private investment, we cannot predict future government positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. National elections in Peru are scheduled in April 2011 and a change in government positions on these issues could adversely affect any potential assets, interests or operations in Peru, which could have a material adverse effect on our results of operations and financial position.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.  The economic feasibility of development projects is based on many factors such as:

●	estimation of reserves;

●	anticipated metallurgical recoveries;

●	future molybdenum, gold and silver prices; and

●	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.  Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

●	unanticipated changes in grade and tonnage of material to be mined and processed;

●	unanticipated adverse geotechnical conditions;

●	incorrect data on which engineering assumptions are made;

●	costs of constructing and operating a mine in a specific environment;

●	availability and cost of processing and refining facilities;

●	availability of economic sources of power;

●	adequacy of water supply;

●	adequate access to the site;

●	unanticipated transportation costs;

●
government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

●	fluctuations in metal prices; and

●	accidents, labor actions and force majeure events.

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

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  Few prospects that are explored end up being ultimately developed into producing mines.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs.  We cannot assure you that our mineral exploration efforts will be successful.  The risks associated with mineral exploration include:

●	The identification of potential economic mineralization based on superficial analysis;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration and development.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Several factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, the price of gold, silver and other precious metals, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  The range of the high and low bid prices of our common stock over the last three (3) years has been between $0.22 and $0.01.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

We Have Never Paid Dividends on Our Common Stock and We Do Not Anticipate Paying Any in the Foreseeable Future.

We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future.  Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations.  Further, our initial earnings, if any, will likely be retained to finance our growth.  Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

Completion of One or More New Acquisitions Could Result in the Issuance of a Significant Amount of Additional Common Stock, Which May Depress the Trading Price of Our Common Stock.

In the event we acquire one or more additional mineral properties for consideration consisting in whole or in part of shares of our common stock, such transaction could result in the issuance of a significant amount of common stock.  Such issuance could depress the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Mining Properties And Projects

Our primary mining property assets are the Northern Champion molybdenum property located in Ontario, Canada and the Duff claims block, located adjacent to the Ashdown Mine in northwestern Nevada.  We also have retained a 30% membership interest in the Mineral Ridge LLC, which plans to bring the Mineral Ridge Mine into commercial production.  Further, we have entered into a definitive Acquisition Agreement to acquire all of the outstanding shares of Ra Resources, a Canadian-based company that owns a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.  We have an agreement to purchase an 80% interest in the Vanderbilt silver and gold project and an option to acquire an 80% interest in the Coyote Fault gold and silver project, both of which are adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  Further, we have entered into a binding Memorandum of Understanding to acquire an 80% interest in five gold, tungsten and molybdenum properties in Peru; two on the Pataz Gold Trend in the north and three in the Porvenir area in the south.  All such properties and interests within Nevada, Canada and Peru are further described below.

Figures 1 through 3 below display our mining property interests.

Figure 1. Map showing the locations of the Nevada properties discussed in this Annual Report.  Our Duff claims block is located adjacent to the Ashdown Mine, which we sold our interest in on May 13, 2009.  We currently own a 30% interest in a joint venture which intends to place the Mineral Ridge Mine in commercial production.  We have an option to acquire an 80% interest in the Coyote Fault and Vanderbilt projects, subject to our completion of certain exploration and development funding obligations as discussed herein.

Figure 2. Map showing the Northern Champion property located within the Province of Ontario, Canada, as well as the four mining properties in the Shining Tree District of Ontario, such properties to be acquired upon the closing of the acquisition of Ra Resources, anticipated to occur in April 2011, subject to Canadian regulatory approval.

Figure 3.  Map showing the Porvenir stockpile, Porvenir Moly Exploration property and Alicia Gold Exploration in the South and the Group of the 8 and Tornitos properties in the North.  We have entered into a binding Memorandum of Understanding for the acquisition of an 80% interest in such properties, which is subject to definitive agreements and our completion of certain funding milestones.

NEVADA PROPERTIES AND PROJECTS

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

Joint Venture Interest in Mineral Ridge Gold Mine, Esmeralda County, Nevada

We currently own a 30% interest in the Mineral Ridge Mine via our joint venture project with Scorpio Gold (US) Corp (“Scorpio US”).  The Mineral Ridge Mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada.  Subsequent to the formation of the joint venture with Scorpio US, the land package was increased significantly by means of Scorpio US staking additional claims and contributing the same to the joint venture.  The property consists of 54 patented and 486 unpatented mining claims totaling nearly 10,000 acres. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site from the west entrance by way of state highway 264, which connects to state highway 773 and US highway 6.  Also included are 3 private land parcels, which are located outside the main Mineral Ridge mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over certain springs. These private lands total about 430 acres. The total combined acreage is equal to approximately 10,404 acres or about 16.26 square miles, compared to 6.78 square miles prior to completion of the joint venture.

Prior to joint venturing the property with Scorpio US, we had purchased the Mineral Ridge mine in late 2000 out of bankruptcy.  We believe that prior mine operators had spent about $30 million on the property, which included approximately $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation.

The Mineral Ridge property holds three separate potentially economic mineable gold deposits, the Drinkwater, Mary, and Brodie. We believe that the property holds further mineral potential with identified targets potentially containing additional gold mineralization.  Operations began in 2003, which yielded certain amounts of precious metal product (dore, a mixture of gold and silver) that was sold resulting in revenues of approximately $2.3 million in 2005 and 2004.  The mine was idled in 2005 pending further engineering and metallurgy studies, and remained idle until the completion of our joint venture in March 2010.

The property is currently bonded and has been permitted for heap leach gold processing and production.  It has a well-developed infrastructure consisting of roadways, power grid, heap leach pad, crushing circuit, ADR plant, and water supply.  As the operator of the project, Scorpio US has commenced a three-phase drilling program in an effort to expand the existing mineral resource base and anticipates gold production to begin in April 2011.

Scorpio US is the manager of the Mineral Ridge LLC, the entity that owns and controls the properties, and is the operator of the project and has agreed to carry all finance costs necessary to bring the properties into commercial production and, provided it does so within 30 months of the closing of the joint venture that took place in March 2010, it will then have the right to increase its joint venture interest in the Mineral Ridge LLC by 10% to a total of 80%.  In the event Scorpio US qualifies to increase its ownership interest in the LLC to 80%, it will also have the option to purchase our then-remaining 20% interest for a period of 24 months following the commencement of commercial production.

Agreement to Purchase 80% Interest in Vanderbilt and Option to Acquire 80% Interest in Coyote Fault Properties, Esmeralda County, Nevada

In July of 2010, we entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide us the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.  We entered into an Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for the issuance of 2,000,000 shares of our common stock as well as warrants to purchase a further 2,000,000 shares of our common stock with a strike price of $0.05 per share exercisable for a period of five years, with a forced conversion at our option in the event our 200-day volume weighted average price equals $0.15 per share. We obtained our option to acquire an 80% interest in Coyote Fault in consideration for the issuance of 5,000,000 shares of our common stock as well as warrants to purchase a further 5,000,000 shares of our common stock with a strike price of $0.05 per share exercisable for a period of five years with the same forced conversion feature.  In addition, to earn our 80% interest in each property, we are required to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property, $350,000 in exploration and development expenditures on the Vanderbilt Property over a 48 month period, and a combined minimum of $1,500,000 on both the Coyote Fault and Vanderbilt Properties.  Further, upon satisfaction of certain of the above-referenced milestones (namely, issuances of shares, warrants, and initial expenditure obligations), we will receive a 51% interest in the properties in the form of a joint venture with Mhakari, such 51% interest to automatically increase to 80% upon satisfaction of the overall exploration and development expenditure obligation.  Although we anticipate completing our obligations necessary to finalize the acquisition of an 80% interest in both properties, there can be no assurance that funds will be available or that we will consummate the purchase or the option and earn our full 80% interest in each property.

Vanderbilt

The Vanderbilt property is within 4 miles of the town of Silver Peak, Nevada and Hwy 265 via Coyote Road. It is comprised of 44 claims, plus 3 patented claims and is located on the southern flank of Mineral Ridge and is within the Silver Peak Range. The Vanderbilt property is within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east. As previously noted, Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver.  Phase II exploration program (below ground) in the old mine workings has commenced during the first quarter of 2011 to help identify drill targets, with an exploratory drill program expected to begin in the second half of 2011.

Coyote Fault

The Coyote Fault property is within nine miles of Silver Peak, Nevada and Hwy 265 via Coyote Road.  It is comprised of 34 claims and is located in the middle of the Walker Lane tectonic belt with Sierra Block uplift to the west and the Basin and Range to the east. The property is on the northern flank of Mineral Ridge and is along the eastern edge of the Silver Peak Range. Phase I geologic mapping and outcrop sampling (above ground) was completed in December, 2010, which identified a new potential gold exploration target.  Further, we commenced Phase II exploration in the first quarter of 2011, including a combination of test drilling and geochemical/geophysical analysis, in anticipation of commencing a more comprehensive drilling program in the second half of 2011.

CANADIAN PROPERTIES AND PROJECTS

Northern Champion Property, Ontario, Canada

The Northern Champion property consists of approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, we executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to acquire five (5) registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims. The agreement reserved a collective 3.3% Net Smelter Return (“NSR”) for the Vendors on the sales of minerals taken from the Northern Champion Property.  We will have the right of first refusal to purchase 1.65% of said NSR from the Vendors for $1,650,000.  As of February 2007, we completed all of our payment obligations under the Purchase Agreement and accordingly now own 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

In the last quarter of 2010, we began mapping the geologic surface features and topography of the Northern Champion Property, into a single, regional metric scale map, in preparation to advance our Northern Champion molybdenum property in 2011.  Once the mapping is complete, we expect to begin Phase II planning for trenching, geochemical sampling and/or drilling of previously identified zones to the east of the current open-cut mine. An IP (induced polarization) anomaly to the north of the open-cut zone is also expected to be investigated.

Shining Tree Properties, Ontario, Canada

The map above in Figure 3. indicates where the Ra Resources mining properties are located within the Shining Tree District in Northern Ontario.  However, until the closing of the Acquisition Agreement with Ra Resources, we will not own any interest in those properties.  A further discussion of the acquisition transaction with Ra Resources can be found above under “Item. 1. Business.”

PERU PROPERTY INTERESTS

Binding MOU, Alliance with Salwell International

Details regarding our potential acquisition of an 80% in the below described properties can be found above under “Item 1. Business.”  Because we have not yet completed definitive agreements or completed our acquisition and funding expenses for the alliance (“Alliance”), we have not yet obtained a full 80% interest.  Although we anticipate entering into a definitive agreement in the near term and completing our acquisition expenses, there can be no assurance that the closing of a definitive agreement, and a vesting of our ownership interest will occur.

The Peruvian properties in which we may potentially acquire an 80% interest include: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

On October 28, 2010, the Alliance secured a milling facility in southern Peru to process the tungsten and molybdenum currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.

ITEM 3.  LEGAL PROCEEDINGS

We may, from time to time, be subject to disagreements with certain vendors or business partners in the ordinary course of business.  Although we do not believe we are subject to any legal proceedings, the results of which would have a material impact on our properties, results of operation or financial condition, the below sets forth any current, pending or threatened proceedings involving us.

Tetra Financial Group, LLC – On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint in the Third District Court of Utah in Salt Lake County against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two (2) ten-ton hauler trucks.  In February 2010, a settlement agreement was reached with Tetra resulting in no material financial impact to the Company.  Further, pursuant to the partially binding LOI entered into with WEG regarding the potential settlement of the outstanding note we hold by WEG, we anticipate that WEG will assume full responsibility for any liabilities resulting from the dispute with Tetra, however, there can be no assurance that the promissory note will be settled under those terms.

DMC-Dynatec Mining Services Corporation - On February 13, 2009, DMC Mining Services Corporation filed a complaint against the Company and the Ashdown Project, LLC in the U.S. District Court, District of Nevada (Reno), claiming approximately $108,448 due for mechanic’s labor based on a service contract.  A default judgment as to both the Company and the Ashdown LLC was entered on July 26, 2009, which obligation was expressly assumed by WEG in connection with the closing of the sale of the Company’s interest in the Ashdown LLC on May 13, 2009.  As of the date of this Report, it is our understanding that WEG has negotiated a settlement with DMC Mining with respect to such obligation and that we will be indemnified and held harmless for any liability or obligation to DMC Mining in connection with the sale of our interest in the Ashdown LLC.

Donald Prahl – On November 5, 2010, we received a demand for arbitration from our former Chief Operating Officer, Donald Prahl, in connection with an Employment Separation and Severance Agreement, dated July 28, 2009.  The demand seeks arbitration with respect to alleged severance payments amounting to issuance of 4,341,164 shares of our common stock and an amount equivalent to one year of his prior base salary of $125,000.00 as severance pay. We are seeking to resolve this matter amicably and although we are uncertain of the outcome, we do not anticipate a material impact to our results of operation or financial condition as a result of the demand for arbitration.

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

Year 2009	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.09	$0.03

Year 2010	High	Low
First Quarter	$0.07	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.23	$0.06

Holders

On March 25, 2011, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.18 per share. On March 25, 2011, we had approximately 298 holders of record of common stock and 277,065,591 shares of our common stock were issued and outstanding, plus an additional 44,865,000 shares issuable upon the exercise of outstanding options and warrants.

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

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by the Company as of March 25, 2011.

Plan Category	(a) Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans approved by security holders (1)	2,050,000	$0.18	26,182,351
Equity Compensation Plans not approved by security holders (2)	42,815,000	$0.11	—
Total	44,865,000	$0.11	26,182,351
____________

(1) Includes shares issuable upon exercise of stock options to employees and directors under the 2007 Plan.
(2) Includes 815,000 shares issuable upon exercise of stock options and 42,000,000 shares issuable upon exercise of warrants.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, we issued a total of 29,910,138 unregistered common shares, primarily in connection with our December 2010 private placement offering of units at $0.10 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant, as well as issuances to certain employees and consultants in consideration for services rendered or accrued expenses, all as set forth below:

Name	# Shares	Amount	Consideration

Lari Marlow	71,976	$4,463	Accrued Expenses
Robert P. Martin	786,290	48,750	Accrued Expenses
Thomas Klein	887,118	55,001	Services
Wayne Colwell	81,421	5,048	Accrued Expenses
Uptick Capital	750,000	89,175	Services
Lesweek Pty. Ltd.	3,333,333	200,000	Warrant Exercise for Cash
Joseph B. Kish	250,000	25,000	Cash
Timothy J. Poser	750,000	75,000	Cash
William P. Fieck	250,000	25,000	Cash
Donald r. Ritzenthaler	250,000	25,000	Cash
M&M Revocable Trust	500,000	50,000	Cash
Anita M. Manda Revocable Trust	500,000	50,000	Cash
George P. Manda Revocable Trust	500,000	50,000	Cash
H. Allan Poser	900,000	90,000	Cash
Jim T. Albrecht	125,000	12,500	Cash
Mark L. Bendson	125,000	12,500	Cash
Clifford G. Loeb	250,000	25,000	Cash
Robert A. Smith	250,000	25,000	Cash
Mark A. LeGrand and/or Madeline A. LeGrand	500,000	50,000	Cash
Goldman Sachs & Company	10,000,000	1,000,000	Cash
Matthew A. LeGrand	250,000	25,000	Cash
Joan E. Mays	250,000	25,000	Cash
Robert A. Mays	250,000	25,000	Cash
Michael C. Ward	500,000	50,000	Cash
OURCO Trust, Sigun M. Kimbrell, Trustee	500,000	50,000	Cash
Michael Berry	250,000	25,000	Cash
Canaccord Genuity Corp. TR 321 Gold Ltd.	400,000	40,000	Cash
Elizabeth Bruno	250,000	25,000	Cash
Nicholas Gunn	250,000	25,000	Cash
Sydney R. Gunn	250,000	25,000	Cash
Rhonda E. Kay	150,000	15,000	Cash
Michael L. Margolin	455,000	45,500	Cash
Thomas E. Simonetti	40,000	4,000	Cash
Steven J. Margolin	225,000	22,500	Cash
Robert J. Mehl	100,000	10,000	Cash
Pan-American Asset Management Company Inc.	250,000	25,000	Cash
Jarred Saperton	30,000	3,000	Cash
Bruce & Barbara Subeck	500,000	50,000	Cash
Jeffrey Weiss	200,000	20,000	Cash
Christopher Berry	125,000	12,500	Cash
Elisabeth Berry	125,000	12,500	Cash
H. Allan Poser	500,000	50,000	Cash
Holmes Revocable Trust	1,000,000	100,000	Cash
Radical Capital Ltd.	1,000,000	100,000	Cash
Haywood Securities Inc. ITF Mark McGinnis	500,000	50,000	Cash
Haywood Securities Inc. ITF Brockton International Ltd.	500,000	50,000	Cash

	29,910,138	$2,802,437

We believe these transactions did not involve any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and accordingly are exempt from the registration requirements of the Act and from various similar state exemptions.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2010, we repurchased and retired warrants to purchase 12,000,000 shares of our common stock at a purchase price of $0.0285 per warrant share.

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

Overview

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) is a mineral exploration, development and production company formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  We are a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Our current growth strategy is focused on the expansion of our operations through the development of mineral properties into royalty mining projects.

We intend to embark upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  During this period, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

We completed the sale of 100% of our ownership interest in the Ashdown Project LLC (“Ashdown LLC”) and, on March 10, 2010, closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in our Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the financial statements.

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada and the Northern Champion molybdenum property in Ontario Canada.  Recently, we entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada.  We also entered into a binding Memorandum of Understanding by which we may acquire an 80% interest in five gold, tungsten and molybdenum properties in Peru, and a definitive Acquisition Agreement whereby we may acquire a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $44,859,427 at December 31, 2010.  Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  In addition, none of our mineral property prospects currently have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.  We will seek funding in the short term primarily from equity financing.  There can be no assurance that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations and the Company and its joint venture or alliance partners are unable to obtain profitable operations and positive operating cash flows from current mineral projects, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2010, we received total proceeds from the sale of common stock and the exercise of warrants of $2,840,000, including $2,400,000 from a private placement of common stock and warrants completed in December 2010.

On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of the promissory note due the Company is now $4,231,925.  Subsequent to December 31, 2010, we entered into a partially binding letter of intent with WEG with respect to the negotiation of potential settlement terms of the note receivable.  There can be no guarantee or assurance that WEG will be successful in its continuing efforts to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay the Company the amounts due in accordance with the terms of the promissory note or any settlement terms.

On March 10, 2010, we closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, we sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 shares of common stock of Scorpio Gold with a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  We currently own a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its continuing efforts to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

On August 4, 2010, we sold in a market transaction all 7,824,750 shares of our investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, our Chief Executive Officer, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds of approximately $3.8 million, realizing a loss of approximately $1.7 million.  After payment of Mr. Klein’s obligation, our share of the net proceeds was approximately $3.4 million.  Additionally, on August 11, 2010, we repaid the remaining obligation pursuant to that certain Debt Restructuring Secured Promissory Note with Crestview Capital Master, LLC (“Crestview”) in the principal amount of $1 million, plus interest accrued thereon.

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada and the Northern Champion molybdenum property in Ontario Canada.  Recently, we entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada.  We also entered into a binding Memorandum of Understanding by which we may acquire an 80% interest in five gold and molybdenum properties in Peru, and a definitive Acquisition Agreement whereby we may acquire a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.  We will be required to raise significant additional capital, primarily through the issuance of our common stock, to complete the acquisition of the interests in and further the development of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will attain a successful level of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to Financial Statements, and several of these critical accounting policies are as follows:

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 7 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2010, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs. Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed on the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2010 and 2009, the Company had no capitalized mineral property acquisition costs.

Where an evaluation of market conditions and other factors results in uncertainty as to the recoverability of exploration mineral property acquisition costs, the costs are expensed as incurred and included in exploration and evaluation expenses.

Exploration and Evaluation Expenses.  Exploration expenses relating to the search for resources suitable for commercial production, including researching and analyzing historic exploration data, conducting topographical, geological, geochemical and geophysical studies, exploratory drilling, trenching and sampling are expensed as incurred.

Evaluation expenses relating to the determination of the technical feasibility and commercial viability of a mineral resource, including determining volume and grade of deposits, examining and testing extraction methods, metallurgical or treatment processes, surveying transportation and infrastructure requirements and conduction market and finance studies are expensed as incurred.

Mineral Property Development Costs.  Mineral property development costs relate to establishing access to an identified mineral reserve and other preparations for commercial production, including infrastructure development, sinking shafts and underground drifts, permanent excavations, and advance removal of overburden and waste rock.

When it is determined that commercially recoverable reserves exist and a decision is made by management to develop the mineral property, mineral property development costs are capitalized and carried forward until production begins.  The capitalized mineral property development costs are then amortized using the units-of-production method using proven and probable reserves as the mineral resource is mined.

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

We have estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property, which are included in our financial statements in liabilities of discontinued operations, in accordance with generally accepted accounting principles, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.

Property Evaluations and Impairment of Long-Lived Assets.  We review and evaluate the carrying amounts of our mineral properties, capitalized mineral properties development costs, related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors);  operating, capital and reclamation costs; and other factors beyond proven and probable reserves such as estimated market value for the property in an arms length sale.  Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of our properties and long-lived assets.

Note Receivable.  As of December 31, 2010, the note receivable from WEG received in the sale of our interest in the Ashdown LLC with a principal balance of $4,231,925 has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future, if any, will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Revenue Recognition.  Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2010 and 2009, we have fully reduced our deferred tax assets by recording a valuation allowance.

Stock-Based Compensation and Equity Transactions.  We have stock-based compensation plans, which are described more fully in the Notes to our Financial Statements.  In accordance with ASC Topic 718, Compensation – Stock Compensation, we measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or the Company’s fiscal year beginning January 1, 2011.  To the extent that the Company enters into business combinations in the future that fall under the requirements of Topic 805, it will be required to provide the disclosures required by the update.

RESULTS OF OPERATIONS

Revenues

With the sale of our interest in the Ashdown LLC and the presentation of its operations as discontinued operations in our financial statements, we reported no sales of minerals for the years ended December 31, 2010 and 2009.

During the years ended December 31, 2010 and 2009, we had rental income from the occasional use of our drilling equipment by third parties of $107,500 and $63,056, respectively.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying statements of operations exclude the operating costs and expenses of the Ashdown LLC and the Mineral Ridge Mine due to the classification of these operations as discontinued operations.

Cost of mining operations was $33,345 for the year ended December 31, 2010 and consisted of costs incurred for the initial preparation and testing of milling of material from the Porvenir tungsten molybdenum stockpile.  We anticipate closing agreements that will allow us to obtain an 80% profits interest in this project in Peru.  We did not incur material costs of mining operations in the year ended December 31, 2009 that were not included in discontinued operations.

Exploration and evaluation expenses were $2,105,516 for the year ended December 31, 2010, comprised of expenses for the following exploration opportunities:

Mhakari Properties	$616,864
Porvenir and Peru Properties	952,334
Ra Resources	164,928
Other	371,390

Total	$2,105,516
These exploration projects currently do not have proven or probable reserves.  The descriptions of these projects are included elsewhere in this annual report.  We did not incur material exploration and evaluation expenses in the year ended December 31, 2009 that were not included in discontinued operations.

General and administrative expenses were $1,992,778 and $1,760,363 for the years ended December 31, 2010 and 2009, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  The increase in general and administrative expenses in the current year resulted from support for the development of new exploration property projects and business opportunities, including increased outside consulting fees and travel expenses.

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $74,321 and $78,438, respectively.  Depreciation and amortization expense in the current year is less than in the prior year due to the retirement of certain property and equipment in the current year.

Royalties expense for the years ended December 31, 2010 and 2009 was $489,002 and $70,090, respectively, and was comprised of amounts that were converted to a note payable to an officer of the Company.  As a result of these transactions and the assignment of portions of the note receivable from WEG received in the sale of our interest in the Ashdown, LLC, we will no longer have any royalty obligations on Ashdown LLC production related to a Production Payment Purchase Agreement.

Other Income (Expense)

Interest and other income for the years ended December 31, 2010 and 2009 was $48,186 and $4,541, respectively.  The increase in interest and other income in the current year is due to increased levels of interest-bearing deposits.

Interest expense for the years ended December 31, 2010 and 2009 was $233,686 and $760,521, respectively.  The decrease in interest expense during the current year is due primarily to the repayment of notes payable to Crestview and the reduction of other interest-bearing debt.

During the years ended December 31, 2010 and 2009, we reported a gain on extinguishment of debt of $162,423 and $1,032,579, respectively.  The gain in 2009 resulted primarily from the restructuring of a production payment obligation of $1,974,456 to a long-term debt obligation of $1,000,000.

We reported a foreign currency loss of $41,499 in the year ended December 31, 2010 resulting from our establishing a bank account in Canada.  We had no foreign currency gain or loss for the year ended December 31, 2009.

We reported a loss on sale of marketable securities in the year ended December 31, 2010 of $1,681,571 resulting from the complete liquidation of our investment in Scorpio Gold common stock.  We had no marketable securities transactions during the year ended December 31, 2009.

Gains or losses on the disposal of property and equipment were insignificant to our financial statements in the years ended December 31, 2010 and 2009.

Discontinued Operations

We have reported the results of operations of the Ashdown LLC and the Mineral Ridge Mine in our financial statements as discontinued operations for the years ended December 31, 2010 and 2009, including the following:

	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$321,115	$-	$321,115

Loss before income taxes	$-	$(81,219)	$(81,219)	$(668,186)	$(593,423)	$(1,261,609)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(81,219)	(81,219)	(668,186)	(593,423)	(1,261,609)
Gain on sale of Mineral Ridge assets	-	8,982,772	8,982,772	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Income (loss) from discontinued operations	-	8,901,553	8,901,553	(903,489)	(593,423)	(1,496,912)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	267,274	-	267,274
Income (loss) from discontinued operations attributable to the Company	$-	$8,901,553	$8,901,553	$(636,215)	$(593,423)	$(1,229,638)

We suspended the mining operations of the Ashdown LLC in November 2008 in response to a substantial decline of molybdenum oxide market prices, with only incidental revenues during the period from January 1, 2009 through May 13, 2009, the date we sold our interest in the Ashdown LLC.

The sale of our interest in the Ashdown LLC was completed on May 13, 2009, and no amounts for the Ashdown LLC are included in our statements of operations for year ended December 31, 2010.

On March 10, 2010, we completed the sale of an undivided 70% interest in the Mineral Ridge Mine and contributed our remaining 30% undivided interest in the Mineral Ridge Mine to the Mineral Ridge LLC.  The loss from discontinued operations for the Mineral Ridge Mine for the year ended December 31, 2010 includes costs and expenses to maintain the property on standby status and exploration and development activities.  These expenses decreased in the current year due to lack of funding and the suspension of activities pending formation of the Mineral Ridge LLC.

We recognized a gain on sale of our 70% interest in the net assets of the Mineral Ridge Mine of $8,982,772 in the year ended December 31, 2010, comprised of the following:

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

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $44,859,427 at December 31, 2010.  At December 31, 2010, we had current assets of $1,728,529 and current liabilities of $1,146,268, resulting in working capital of $582,261.  Included in current assets at December 31, 2010 were cash and cash equivalents totaling $1,520,318.

We have significantly reduced our current liabilities by making payments out of the proceeds from the sale of our interest in the Mineral Ridge Mine to Scorpio Gold, including proceeds from the sale of our investment in the Scorpio Gold common stock.  At December 31, 2010, our total current liabilities were $1,146,268 compared to total current liabilities of $6,312,136 at December 31, 2009.

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

We currently have no significant operating revenues.  As further discussed above, and in the notes to our financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and development activities related to the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, gold and molybdenum projects in Peru, four gold and base metal properties in Ontario, Canada and other projects.  In addition, our general and administrative and support expenses may increase over 2010 levels as we move forward with our planned expansion and development activities.

Most recently in December 2010, we received proceeds of $2.4 million from the sale of our common stock and warrants in a private placement transaction.  In order to increase the level of our operations, evaluate and participate in other mining ventures, commence again the activities of our drilling department and explore or develop our existing mineral properties, we will require additional capital.

During the year ended December 31, 2010, we used net cash of $4,579,987 in operating activities, compared to $1,220,429 net cash used in operating activities during the year ended December 31, 2009.  After eliminating income from discontinued operations attributable to the Company of $8,901,553 and non-cash income and expense items, the increase in net cash used in operating activities in the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily due to an increase in prepaid expenses and other current assets of $192,707 and reductions of accounts payable of $787,905 and accrued and other liabilities of $172,952 in the year ended December 31, 2010.  By comparison, in the year ended December 31, 2009, we had an increase in prepaid and other current assets of $3,960 and increases in accounts payable of $42,458 and accrued and other liabilities of $652,077.

During the year ended December 31, 2010, we had net cash provided by investing activities of $3,838,877, comprised of proceeds from the sale of marketable securities of $3,832,626 and proceeds from the sale of property and equipment of $18,880, partially offset by the purchase of property and equipment of $12,629.  During the year ended December 31, 2009, we had net cash provided by investing activities of $896,528, comprised of deposits received of $900,000 and proceeds from the sale of property and equipment of $353, partially offset by the purchase of property and equipment of $3,825.

During the year ended December 31, 2010, net cash used in financing activities was $382,318, comprised of proceeds from the sale of common stock of $2,640,000 and proceeds from the exercise of options and warrants of $200,000 partially offset by the purchase of treasury stock of $62,500, the purchase and retirement of warrants of $62,500, payments of severance obligations of $65,201, payments of notes payable and long-term debt of $2,438,902 and payments of amounts due related parties of $606,205.

During the year ended December 31, 2009, net cash provided by financing activities was $1,117,997, comprised of proceeds from the sale of common stock of $249,400, proceeds from the exercise of options and warrants of $3,000, the issuance of debt of $1,000,000 and proceeds from amounts due related parties of $6,000, partially offset by payments of severance obligations of $21,429, payments of notes payable and long-term debt of $72,905 and payments of amounts due related parties of $46,069.

During the year ended December 31, 2010, net cash provided by discontinued operations was $2,548,961, compared to net cash used in discontinued operations for the year ended December 31, 2009 of $699,765.  The net cash provided by operations in the year ended December 31, 2010 resulted primarily as a result of the cash proceeds from the sale of net assets to Scorpio Gold.

Potential Promissory Note Settlement Agreement

The $4,231,925 balance of the purchase price due us as of December 31, 2010 from WEG from the sale of our membership interest in the Ashdown LLC is in the form of a secured promissory note, bearing interest at 5.25% from April 1, 2011, and payable in monthly payments beginning April 1, 2011 for 49 months until the Maturity date of April 1, 2015.  WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

On March 4, 2011, we entered into a partially binding letter of intent agreement (“LOI”) with WEG with respect to the negotiation of potential settlement terms of the promissory note.

Pursuant to the LOI, an understanding and basic outline of terms has been reached between the parties with respect to the potential settlement of the Note whereby we would forgive the note in full, in exchange for: (i) $500,000 in cash; (ii) issuance to the Company of 3,000,000 shares of WEG’s parent company’s (Win-Eldrich Mines Limited, “WEX”) common stock; (iii) assumption in full by WEG of certain obligations, for which the Company is contingently responsible for 50%; (iv) a perpetual 2% net smelter return royalty on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000; and (v) the right of the Company to appoint one individual to the board of directors of WEX.

The parties anticipate entering into a definitive agreement by March 31, 2011 and closing such agreement within six months thereafter.  The closing of such definitive agreement and approval of the Note Settlement Terms will be subject to any necessary regulatory approvals, including TSXV approval, as well as any necessary corporate approvals of the parties.

Further, under the binding portions of the LOI, WEG agrees that unless and until the closing of a definitive agreement occurs, the monthly payments under the note will commence according to the note’s original terms on April 1, 2011, such monthly payments to be applied to the cash portion of the note Settlement Terms upon closing, or applied to the principal and interest on the note in the event the closing does not occur on or before the outside closing date six months from the date of a definitive agreement, with the note remaining in full force and effect.

There can be no assurance that the proposed settlement terms will be finalized between the parties.

Debt Restructuring Note and Warrants

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

On September 24, 2010, we entered into a letter agreement (“Agreement”) with Crestview whereby we had an option to repurchase 20,000,000 of the Warrants for a period of 45 days from the date of the Agreement (the “Option Period”) for a purchase price of no less than $0.0285 per share.  In consideration for the Option, we made a payment to Crestview of $10,000.

In accordance with the terms of the Agreement, we paid Crestview a deposit of $50,000 in October 2010 because the closing price of the Company’s common stock reached or exceeded $0.06 per share, as quoted by the OTC Bulletin Board, during the Option Period.  The deposit was non-refundable and was to be applied to the ultimate exercise of the Option and repurchase of certain of the Warrants.

On December 2, 2010, the Agreement was amended to reduce the Option to 15,000,000 Warrants and to extend the Option Period to December 15, 2010.  On December 15, 2010, we exercised our option to purchase 15,000,000 Warrants at $0.0285 per Warrant and paid Crestview $375,000 (total exercise price of $427,500 less deposit of $50,000).

Additionally, on December 15, 2010, we assigned an option to purchase 3,000,000 Warrants to an investor in exchange for a payment by the investor to the Company of $0.125 per Warrant, or $375,000.  The Company retired the remaining 12,000,000 Warrants.  The expiration date of the 8,000,000 Warrants held by Crestview and the 3,000,000 Warrants held by the investor was extended to December 15, 2011, and the Warrants otherwise remain in full force and effect according to their terms.

The net cost to the Company of purchasing and retiring 12,000,000 Warrants, net of the $375,000 payment received from Richmond, was $62,500, which amount has been recorded as a reduction of additional paid-in capital in the financial statements.

Debt Reduction Efforts

Leading up to and following the successful formation of the Mineral Ridge LLC, we have continued our efforts to eliminate our indebtedness through negotiated debt reductions, and structured cash and stock payments.

Caldwell Separation Agreement

On January 25, 2010, we entered into an Employment Separation and Severance Agreement dated as of January 19, 2010 (the “Caldwell Separation Agreement”) with David A. Caldwell, the Company’s then CEO, interim CFO and a member of the Company’s board of directors.  Pursuant to the terms of the Caldwell Separation Agreement, Mr. Caldwell resigned from his positions as CEO, CFO and as a member of the Board effective as of February 1, 2010 (the “Termination Date”).  The Caldwell Separation Agreement terminated that certain Employment Agreement between the Company and Mr. Caldwell dated February 27, 2006, as amended by that certain Addendum to Employment Agreement dated January 31, 2007, pursuant to which we have employed Mr. Caldwell as its CEO since January 31, 2007 (collectively, the “Caldwell Employment Agreement”).

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, we agreed to: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving our Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $373,635 at December 31, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $7,012.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of our common stock in lieu of cash payments for the Note and the Subsequent Payment.

The Caldwell Separation Agreement further provides that Mr. Caldwell will form a new company, Phoenix Development Group, LLC, a Nevada limited liability company (“PDG”), to operate as a mine exploration and evaluation enterprise. It is contemplated that Mr. Caldwell will serve as CEO and Exploration Geologist of PDG and that we will own a 25% ownership in PDG in exchange for ongoing monthly cash payments of $7,500 (“PDG Payments”), such payments to commence 30 days after the formation of PDG and continue on a monthly basis for a period of 24 months, to be further detailed in a contribution agreement by and between PDG and the Company at a later time.  Further, pursuant to the Caldwell Separation Agreement, we will have a right of first refusal to negotiate with PDG for the purchase of any mining, mineral or exploration property rights identified and acquired by PDG.  In addition, as set forth in the Caldwell Separation Agreement, PDG can be issued shares of our common stock in lieu of the PDG Payments.  We paid Mr. Caldwell $75,000 during the year ended December 31, 2010.

On February 10, 2011, we entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with Mr. Caldwell with respect to that certain unsecured promissory note (the “Note”) issued to Mr. Caldwell discussed above.

As set forth in the Note Settlement, Mr. Caldwell elected to exercise his right to convert 50% of the outstanding balance, resulting in an issuance of 3,126,691 shares of Company common stock (the “Conversion Shares”).  Additionally, Mr. Caldwell and the Company agreed that in settlement of the remaining balance and any further obligations under the Note, in lieu of cash or further conversion into Company common stock at the Note’s maturity date, we agreed to transfer certain of our interests in private securities with no current book value to the Company.

We agreed to transfer all of our right, title and interest in: (i) 1,523,292 shares of Black Rock Metals Inc., a privately held Canadian federally registered company (“Black Rock”), currently held in our name (the “Black Rock Shares”), at a current agreed book value of $0.10 per share based on the most recent sale of an aggregate of 5,300,000 shares by 11 individual shareholders, for an aggregate deemed consideration of $152,329; and (ii) a 1% net smelter return (“NSR”) royalty in favor of the Company on certain mineral properties and leasehold interests in Alaska, pursuant to that certain Royalty Agreement entered into between the Company and Great American Minerals Exploration, Inc., a Nevada company (“GAME”) dated April 26, 1999 at a deemed value of $34,898.  In exchange for the Black Rock Shares and the GAME NSR, we will no longer have any obligations to Mr. Caldwell under the Note.  All other terms and conditions of the Separation Agreement remain in full force and effect.

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

Martin Debt Settlement Agreement

On April 16, 2010, we entered into a Debt Settlement and Release Agreement with Robert P. Martin, our former President, and current Chairman of our Board of Directors (the “Debt Settlement Agreement”), as part of our ongoing efforts to consolidate and eliminate certain outstanding debt obligations.

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

Under the terms of the Debt Settlement Agreement, we agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 will accrue interest at a rate of 6.5% per annum, with a maturity date of September 12, 2010; and (2) $489,002 paid to Mr. Martin in September 2010 after we had satisfied our current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), said payment structured as a sale of Mr. Martin’s membership interest in Ashdown Milling.

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

Aveson Debt Settlement Agreement

On August 19, 2010, the Company entered into a Debt Settlement and Release Agreement (the “Aveson Agreement”) with Kent Aveson, a former member of the Company’s Board of Directors.  Pursuant to the terms of the Aveson Agreement, Mr. Aveson agreed to release the Company from any and all obligations, claims, and liabilities of that certain debt owed to him pursuant to his employment agreement with the Ashdown LLC, which debt the Company agreed to assume upon the completion of the sale of its interest in the Ashdown LLC to WEG, in consideration for the payment by the Company of the total sum of $33,881 (“Aveson Payment”).  The Aveson Payment was made as follows: (i) a cash payment of $11,201 upon entering into the Aveson Agreement, and (ii) monthly payments in the amount of $1,890 commencing on September 1, 2010 and ending on August 1, 2011, which in aggregate will satisfy the remaining balance of the debt owed to Mr. Aveson.

Amendments to Compensation Arrangements

On October 4, 2010, as approved by the Company’s Board of Directors, the Company and Robert Martin, the Company’s former President and current Chairman of the Board of Directors, agreed to an amendment of Mr. Martin’s current compensation arrangement currently in effect, as set forth in that certain Employment Agreement between Mr. Martin and the Company dated March 8, 2006, as amended and supplemented by that certain Supplemental Compensation Agreement dated May 18, 2009 and that certain Debt Settlement Agreement dated April 2, 2010 (collectively, the “Martin Compensation Arrangement”).  In consideration of $48,750 in deferred salary owed to Mr. Martin pursuant to the Martin Compensation Arrangement, the Company issued 786,290 shares of the Company’s common stock to Mr. Martin at a price equal to $0.062 per share - the closing price of a share of the Company’s common stock on October 1, 2010, as quoted on the OTCBB.

Further, on October 4, 2010, as approved by the Company’s Board of Directors, the Company and Thomas Klein, the Company’s current Chief Executive Officer, agreed to an amendment of Mr. Klein’s current compensation arrangement currently in effect, as set forth in that certain Consulting Agreement between the Company and Mr. Klein dated January 16, 2009, as amended (the “Klein Compensation Agreement”).  In consideration of $55,001 in deferred salary owed to Mr. Klein pursuant to the Klein Compensation Agreement, the Company issued 887,118 shares of the Company’s common stock to Mr. Klein at a price equal to $0.062 per share - the closing price of a share of the Company’s common stock on October 1, 2010, as quoted by the OTCBB.

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

As further discussed above, a debt settlement agreement was reached with Robert P. Martin in April 2010 to include $489,002, which was paid to Mr. Martin in September 2010, structured as a purchase of Mr. Martin’s membership interest in Ashdown Milling.

As a result of these April 2010 transactions with Messrs. Ripley, Pearl and Martin, we no longer have any obligations to Ashdown Milling pursuant to the Production Payment Purchase Agreement.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We believe that our financial statements for the year ended December 31, 2010 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, and the principal offices and positions with us held by each person.  Our executive officers are appointed by our Board of Directors.  Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  There are no family relationships among our directors and executive officers.

Name	Age	Position

Thomas J. Klein	49	Chief Executive Officer, Director
J. Roland Vetter	59	Chief Financial Officer, Director
Robert P. Martin	60	Secretary, Chairman of the Board, Director
Clyde C. Harrison	67	Director, Chair of the Audit and Nominating Committees
Donald B. Gunn	59	President, Director
Hans J. Rasmussen	51	Director

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

J. Roland Vetter.  Mr. Vetter was appointed as the Company’s Chief Financial Officer, effective February 1, 2010.  Mr. Vetter is also a Director and served as the Chairman of the Audit Committee of the Company from May, 2008 until February 1, 2010.  On December 9, 2009, Mr. Vetter was appointed CFO of Brazil Gold Corp.  Since 2006, Mr. Vetter has been the CFO of QuadTech International, Inc.  Since 2004, Mr. Vetter has been CFO and a director of iPackets International, Inc.  Since May 2008, Mr. Vetter has been CFO of Albonia Innovative Technologies, Ltd.  Since April 2008, Mr. Vetter has been CFO of Conventus Energy, Inc.  From 2002 to 2008, Mr. Vetter was a director of Dasek Securities, Ltd., a Bermuda company.  From 2003 to 2005, Mr. Vetter was the president and CFO of Cardinal Minerals, Inc.  From 2003 to 2004, Mr. Vetter was the CFO of Globetech Ventures, Inc.  From 2005 to 2007, Mr. Vetter was the President and CFO of International Gold Resources, Inc.  From 1986 to 1998, Mr. Vetter held various positions with Zimco Group, part of the New Mining Business Division of Anglo American Corporation.  Mr. Vetter was the former Group Financial Services Director for the Zimco Group and a former Chairman of the Anglo American Audit Liaison Committee.  Mr. Vetter is a member of both the Canadian and South African Institute of Chartered Accountants.  He earned his Bachelor of Commerce and Bachelor of Accounting degrees from the University of the Witwatersrand in South Africa.

Robert P. Martin.  Effective February 1, 2010, Mr. Martin was appointed to serve as the Chairman of the Company’s Board.  Mr. Martin served as President of the Company from January, 2007 to March 2011 and as Corporate Secretary since January, 2006.  Mr. Martin served as Executive Vice President from January, 2006 to January, 2007.  Mr. Martin first joined the Company as Director of Corporate Development in 2005.  Since 1992, Mr. Martin has been the Principal and Vice President of Rainbow Management Group, Ltd., a Hawaii-based hospitality services holding company under contract to Hilton Worldwide Corporation.  Mr. Martin’s background includes company turn-arounds, communications, maritime design and engineering, real estate, public relations and human resources.  He holds a Bachelor of Science degree in Political Science from Washington University and completed post-graduate business studies at the University of Washington.  Since 1985, Mr. Martin has donated time as President of Pacific Marine Research, a non-profit education organization based in Seattle, Washington.

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

Donald B. Gunn.  Mr. Gunn was appointed to the Board on September 18, 2010 and President, effective March 15, 2011.  Mr. Gunn served as the Vice President of Engineering and as a Director for Media Sciences International, Inc., an SEC reporting company in the color business printer industry, from December 1999 through 2007.  He founded ultraHue, Inc., a manufacturer of ink and toner products for computer printers in March 1996, where he served as President and Chief Executive Officer until it was acquired by Media Sciences in December 1999.  Mr. Gunn is currently part owner of PinPoint LLC, a private manufacturer of supplies for the postage meter market, where he also handles the design of new products and the sourcing of products from China and Taiwan.  He received a Bachelors of Science degree in Electrical Engineering from the University of Illinois in 1974.  Mr. Gunn has also been a stockholder and involved with the Company for several years.

Hans J. Rasmussen.  Mr. Rasmussen was appointed to the Board on March 15, 2011.  Mr. Rasmussen has over 27 years of professional experience in the mining industry as a geophysicist / geologist.  He was appointed President of Eaglecrest in January 2007, adding to his previous title of Chief Operating Officer and member of the Board of Directors.  Mr. Rasmussen has held senior positions with mining exploration companies in North and South America and worked as a consultant with clients that included Teck Cominco Ltd., Quadra Mining Ltd. and Mansfield Minerals Inc.  His experience includes conducting and managing all geological and geophysical aspects of exploration, commercial transactions and investor relations.  His prior employment included four years with Newmont Exploration Ltd., 12 years with the Kennecott Exploration / Rio Tinto group, including three years as Country Manager of Argentina and Bolivia.  Most recently, Mr. Rasmussen was Chief Geophysicist with White Knight Resources.  Mr. Rasmussen is an active member of the Society of Exploration Geologists, Northwest Mining Association and the Geologic Society of Nevada.  He graduated with a Master of Science from the University of Utah, and holds Bachelor of Science degrees in geology and physics from Southern Oregon State College.  Mr. Rasmussen is also a Director of Pachamama Resources Ltd., StoneShield Capital Corp., and has served as a technical advisor to the Company.

Committees of the Board of Directors

The Board has set up three committees as part of its compliance with the Sarbanes-Oxley Act.  The following is a list of committees and their composition that are presently active.

Committee	Chairperson	Members

Audit Committee	Clyde Harrison	Clyde Harrison, J. Roland Vetter, Hans Rasmussen
Nominating Committee	Clyde Harrison	Clyde Harrison, Thomas Klein, J. Roland Vetter
Oversight/Compensation Committee	Clyde Harrison	Clyde Harrison, J. Roland Vetter, Hans Rasmussen

Further discussion regarding each of the committees of the Board can be found below under the heading, “Meetings and Committees of the Board of Directors.”

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders and personal integrity and judgment.  In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the growing industry.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

Our Board formally created a Nominating Committee and adopted a Nominating Committee Charter.  The members of the Nominating Committee are Mr. Harrison, Mr. Klein and Mr. Vetter.

In carrying out its responsibilities, the Nominating Committee will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws.  According to our Bylaws, nominations of persons for election to the Board may be made by any stockholder of the Company, entitled to vote for the election of directors at a meeting, who complies with the following notice procedures.  Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the secretary of the corporation.  To be timely, a stockholder’s notice must be delivered or mailed to and received at the registered office of the corporation not less than 30 days prior to the date of the meeting; provided, in the event that less than 40 days’ notice of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed.  Such stockholder’s notice shall set forth (a) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serve as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as it appears on the corporation’s books, and (ii) the class and number of shares of the corporation’s capital stock that are beneficially owned by such stockholder.

Proposals for candidates to be evaluated by the Board must be sent to the President, 1675 East Prater Way, Suite 102, Sparks, Nevada 89434.

Stockholders may send communications to the Board by mail to the President, Golden Phoenix Minerals, Inc., 1675 East Prater Way, Suite 102, Sparks, Nevada 89434.

Board Leadership Structure and Role in Risk Oversight

The Board does not have a policy with respect to whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee.  The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.

As described previously, the positions of Chief Executive Officer and Chairman of the Board are vested in two separate individuals: Thomas Klein (Chief Executive Officer) and Robert P. Martin (Chairman of the Board).  Based on factors such as the experience level of these individuals, the Company’s size and the current business environment, the Company believes that, at this time, separating the positions of Chairman of the Board and Chief Executive Officer is in the best interests of the Company.

Risk Oversight

In its oversight role, the Board of Directors annually reviews the Company’s strategic plan, which addresses, among other things, the risks and opportunities facing the Company.  The Board also has overall responsibility for executive officer succession planning and reviews succession planning efforts each year.  The Board oversees risk management as a whole but also delegates certain risk management oversight responsibility to the Board committees in certain instances.  As part of its responsibilities as set forth in its charter, the Audit Committee is responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies.  In this regard, the Company’s audit committee chairman prepares annually a comprehensive risk assessment report and reviews that report with the Audit Committee each year.  The Company’s management regularly evaluates controls and procedures, and reports to the Board regarding their design and effectiveness.

Audit Committee Financial Expert

We have established a separate Audit Committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We believe Mr. Harrison, Audit Committee Chairman, is an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K.

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

After review and discussions, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Committee also recommended to the Board that HJ & Associates, LLC be appointed as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010.

Two independent directors currently serve on our Audit Committee: Mr. Harrison (Audit Committee Chairman) and Mr. Rasmussen.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2010 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner, except for a late Form 4 filing by our former director, Dr. Corby Anderson.

Involvement in Certain Legal Proceedings

No director or executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 5 years.

Code of Ethics

We have adopted a code of ethics, which is available at our website at www.golden-phoenix.com.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

During fiscal year 2010, the Compensation Committee of the Board of Directors reviewed and approved executive compensation policies and practices.  Our executive compensation philosophy and the elements of our executive compensation program in fiscal 2010 are summarized as follows:

•	The main objectives of our executive compensation program are attracting, motivating and retaining the best executives and aligning their interests with our strategy of maximizing shareholder value.

•
During fiscal 2010, total direct compensation under our executive compensation program consisted of base salary generally determined by employment contracts and long-term equity incentive opportunities.  However, due to financial difficulties in 2010 and 2009, significant portions of executive compensation obligations were deferred until such time as additional capital was available. There were no bonus opportunities in fiscal year 2010.

•
The Compensation Committee is responsible for evaluating and setting the compensation levels of our executive officers.  In setting compensation levels for executive officers other than the Chief Executive Officer, the Compensation Committee solicits the input and recommendations of our Chief Executive Officer, Thomas J. Klein.

•	The Compensation Committee did not engage outside consultants in determining fiscal year 2010 executive compensation.

•	The Compensation Committee considers all relevant competitive factors in determining compensation for our executive officers.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended December 31, 2010 and December 31, 2009, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Thomas J. Klein	2010	$151,250	$-	$-	$-	$-	$-	$618,256	(2)	$769,506
Chief Executive Officer	2009	$-	$-	$-	$12,713	$-	$-	$-		$12,713

J. Roland Vetter	2010	$27,500	$-	$-	$-	$-	$-	$-		$27,500
Chief Financial Officer(3)	2009	$-	$-	$-	$-	$-	$-	$-		$-

Robert P. Martin	2010	$145,192	$-	$-	$3,966	$-	$-	$420,000	(5)	$569,158
Former President	2009	$-	$-	$-	$-	$-	$-	$12,970		$12,970

(1)           The amounts in column (f) reflect the aggregate grant date fair value with respect to employee stock options and warrants granted during the respective fiscal years in accordance with ASC Topic 718.  No stock options or warrants were granted in 2010 to Messrs. Klein, Vetter and Martin in their capacity as executive officers of the Company.

(2)           The other compensation paid to Mr. Klein in 2010 consisted of fees earned in connection with the sale of the Company’s Mineral Ridge net assets and the formation of the Mineral Ridge LLC.  Director compensation is provided below.

(3)           Mr. Vetter was appointed as Chief Financial Officer, effective February 1, 2010.  Director compensation is provided below.

(4)           On February 1, 2010, Mr. Martin was granted a stock option for 100,000 shares with an exercise price of $0.045 per share, vested 100% upon grant and exercisable for a period of five years.

(5)           The other compensation paid to Mr. Martin consisted of amounts paid or converted to promissory notes payable to Mr. Martin pursuant to a debt settlement agreement and relate to the retirement of obligations due Mr. Martin pursuant to a Production Payment Purchase Agreement.  The other compensation paid to Mr. Martin in 2009 consisted of a commission earned pursuant to a supplemental compensation agreement, which was terminated in 2010.  Director compensation is provided below.

Employment and Consulting Agreements of Executive Officers and Directors

Thomas J. Klein

On October 4, 2010, we entered into a Consulting Agreement (the “Klein Consulting Agreement”) with Thomas Klein, whereby Mr. Klein is to provide services to the Company in his role as Chief Executive Officer (“CEO”) of the Company.  Mr. Klein was appointed as the Company’s CEO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CEO, the Company has agreed to pay Mr. Klein $165,000 per year as well as provide a $96,250 payment upon signing the Consulting Agreement.  Mr. Klein’s compensation will be reviewed annually by the Company’s Compensation Committee, or by the full Board of Directors serving in such capacity.  The Consulting Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Consulting Agreement, and allows for Mr. Klein to participate in certain Company incentive and benefit plans.

Further, on October 4, 2010, as approved by the Company’s Board of Directors, the Company and Mr. Klein agreed to an amendment of Mr. Klein’s compensation arrangement then in effect, whereby the Company issued 887,118 shares of its common stock in payment of $55,001 in deferred salary owed to Mr. Klein.  The shares were issued at a price equal to $0.062 per share, the closing market price of a share of the Company’s common stock on October 1, 2010

Pursuant to the prior consulting agreement, Mr. Klein received 1,500,000 warrants to purchase Company common stock for his services in acquiring financing for the Company and the retirement of the Company’s existing debt.  The warrants were fully vested, had an exercise price of $0.0079 per share, and were exercisable through February 6, 2011.  The warrants were exercised by Mr. Klein subsequent to December 31, 2010.

J. Roland Vetter

On July 1, 2010, we entered into a Consulting Agreement (the “Vetter Agreement”) with J. Roland Vetter, whereby Mr. Vetter is to provide services to the Company in his role as Chief Financial Officer (“CFO”) of the Company.  Mr. Vetter was appointed as the Company’s CFO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CFO, the Company agreed to pay Mr. Vetter $2,500 per month as well as provide a $10,000 payment upon signing the Vetter Agreement, such compensation to be reviewed annually by the Company’s Compensation Committee.  The Vetter Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Vetter Agreement, and allows for Mr. Vetter to participate in certain Company incentive and benefit plans.

Robert P. Martin

We entered into an Employment Agreement with Robert P. Martin, former President of the Company and current Chairman of the Board of Directors, on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Martin currently receives an annual salary of $145,000.  Portions of Mr. Martin’s salary were deferred during 2010 and 2009.

On October 4, 2010, as approved by the Company’s Board of Directors, the Company and Robert Martin, agreed to an amendment of Mr. Martin’s current compensation arrangement currently in effect, as set forth in that certain Employment Agreement between Mr. Martin and the Company dated March 8, 2006, as amended and supplemented by that certain Supplemental Compensation Agreement dated May 18, 2009 and that certain Debt Settlement Agreement dated April 2, 2010 (collectively, the “Martin Compensation Arrangement”).  In consideration of $48,750 in deferred salary owed to Mr. Martin pursuant to the Martin Compensation Arrangement, the Company issued 786,290 shares of the Company’s common stock to Mr. Martin at a price equal to $0.062 per share, the closing market price of a share of the Company’s common stock on October 1, 2010.

We have not yet entered into an employment agreement with our current President, Donald Gunn, but intend to enter into an agreement shortly, which will be disclosed at that time, and are re-negotiating the compensation arrangement with Mr. Martin.

Stock Option Plans

In April 1998, the Board approved the Golden Phoenix Minerals, Inc. Stock Option Incentive Plan (the “1997 Stock Option Incentive Plan”), under which employees and directors of the Company are eligible to receive grants of stock options.  The Company reserved a total of 1,000,000 shares of common stock under the 1997 Stock Option Incentive Plan.  Subsequent to this, the Employee Stock Incentive Plan of 2002 amended the 1997 Stock Option Incentive Plan and allowed for up to 4,000,000 options to be granted (the “2002 Stock Option Incentive Plan”).  These options are qualified and registered with the SEC.  In addition to these qualified plans, the Company created a class of non-registered, non-qualifying options in 2000 to compensate its three principle employees for deferred salaries.  The Company’s executive management administers the plan.  Subject to the provisions of the 2002 Stock Option Incentive Plan, the Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

On September 21, 2007, the Stockholders approved the 2007 Equity Incentive Plan providing for 9% of the total number of outstanding shares of the Company’s common stock at the beginning of each fiscal year to be available for issuance of awards of Incentive and Nonqualified Stock Options, Stock and Stock Appreciation Rights.  However, not more than 2,000,000 shares of stock shall be granted in the form of Incentive Stock Options.  On July 15, 2008, 10,000,000 shares underlying the options under this 2007 Equity Incentive Plan were registered with the U.S. Securities and Exchange Commission.

Outstanding Equity Awards at December 31, 2010 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Excercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Thomas J. Klein(1)	100,000	-	100,000	0.02	01/23/2014
Thomas J. Klein(1)	1,500,000	-	1,500,000	0.0079	02/06/2011
Robert P. Martin	200,000	-	200,000	0.24	02/13/2011
Robert P. Martin	250,000	-	250,000	0.19	05/08/2013
Robert P. Martin	100,000	-	100,000	0.045	02/01/2015
J. Roland Vetter	100,000	-	100,000	0.22	05/21/2013

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

(1)           Mr. Klein exercised 100,000 stock options and 1,500,000 warrants in January 2011.

Compensation of Directors

Starting January 1, 2007, the Company adopted a stipend system to compensate our directors, whereby each director receives $1,000 per month.  During 2010, the Board revised this policy such that director stipends are $500 per month, but subsequent to the year ended December 31, 2010, the Board reinstated the $1,000 per month stipend level.  Also, subsequent to December 31, 2010, our Board approved a supplemental fee of $500 per committee meeting for all non-executive directors participating as a member of a committee of the Board.  Further, reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence of payment therefore.  In addition, our directors are generally granted a stock option for 100,000 shares upon appointment to the Board.  These options vest 100% upon grant, are exercisable for a period of five years and have an exercise price equal to the market price of the Company’s common stock on the date of the option grant.  The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas J. Klein(2)	$14,500	$-	$-	$-	$-	$-	$14,500

J. Roland Vetter(3)	$11,500	$-	$-	$-	$-	$-	$11,500

Robert P. Martin(4)	$6,500	$-	$3,966	$-	$-	$-	$10,466

Clyde C. Harrison	$9,500	$-	$-	$-	$-	$-	$9,500

Donald B. Gunn	$1,750	$-	$4,018	$-	$-	$-	$5,768

Corby G. Anderson(5)	$9,820	$-	$-	$-	$-	$-	$9,820

Kent D. Aveson(6)	$14,750	$-	$-	$-	$-	$-	$14,750

David A. Caldwell(7)	$5,000	$-	$-	$-	$-	$-	$5,000

(1)           The amounts for option awards reflect the aggregate grant date fair value with respect to director stock options granted during the year in accordance with ASC Topic 718.

(2)           Mr. Klein was appointed as Chief Executive Officer, effective February 1, 2010.  This table only reflects compensation received by Mr. Klein in his capacity as a director.

(3)           Mr. Vetter was appointed as Chief Financial Officer, effective February 1, 2010.  This table only reflects compensation received by Mr. Vetter in his capacity as a director.

(4)           Mr. Martin served as President of the Company from January, 2007 to March 2011.  This table only reflects compensation received by Mr. Martin in his capacity as a director.

(5)           Mr. Anderson terminated his service as director in November, 2010.

(6)           Mr. Aveson terminated his service as director in September, 2010

(7)           Mr. Caldwell terminated his service as director in January 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 25, 2011 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 277,065,591 shares that were issued and outstanding on March 25, 2011 and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

Thomas J. Klein
1675 E. Prater Way, Suite 102
Sparks, NV 89434	3,987,118	-	3,987,118	1.44%

J. Roland Vetter (2)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	-	100,000	100,000	*

Robert P. Martin (3)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	4,406,219	550,000	4,956,219	1.79%

Clyde C. Harrison
1675 E. Prater Way, Suite 102
Sparks, NV 89434	50,000	-	50,000	*

Donald B. Gunn (4)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	6,176,000	100,000	6,276,000	2.27%

Hans J. Rasmussen (5)
1675 E. Prater Way, Suite 102
Sparks, NV 89434	150,000	100,000	250,000	*

Total Officers and Directors	14,769,337	850,000	15,619,337	5.64%
____________

* Less than 1%

(1)	Represents stock options and stock warrants exercisable at March 15, 2011 or within sixty (60) days of March 15, 2011.

(2)	Mr. Vetter holds options for 100,000 common shares exercisable at $0.22 per share.

(3)	Mr. Martin holds options for 100,000 common shares exercisable at $0.045 per share, 200,000 common shares exercisable at $0.24 per share and 250,000 common shares exercisable at $0.19.

(4)	Mr. Gunn holds options for 100,000 common shares exercisable at $0.04 per share.

(5)	Mr. Rasmussen holds options for 100,000 common shares exercisable at $0.17 per share.

Equity Compensation Plan Information

For information regarding our equity compensation plans, please see Item 5, above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As more fully discussed in the Notes to our Financial Statements, we entered into a Production Payment Purchase Agreement with Ashdown Milling.  Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, were members, managers, and lead investors in Ashdown Milling LLC.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, of which $904,567 was recorded as a production payment obligation – related parties.  We repaid the $904,567 obligation in 2007 and 2008.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling was equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  We subsequently bought out the member interests of the members of Ashdown Milling, including the member interest of Mr. Martin, thereby extinguishing our production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 have been reported as royalties expense. Royalties expense to related parties for the years ended December 31, 2010 and 2009 totaled $489,002 and $70,090, respectively, consisting of debt amounts incurred to Mr. Martin to extinguish his share of the production payment obligation.

Certain officers and former officers of the Company have advanced funds to the Company in the form of interest-bearing promissory notes or restructured other obligations resulting in interest-bearing promissory notes payable.  In addition, we had a note payable to a former employee and the former manager of the Ashdown mine resulting from the acquisition of the mill at the Ashdown mine and for rental payments and other amounts owed.  These obligations, including accrued interest payable, totaled $599,741 ($373,635 included in long-term liabilities) at December 31, 2010 and $432,173 at December 31, 2009.

As discussed in Item 11, we have entered into certain consulting and employment agreements with our officers and directors and have issued shares of our common stock in payment of certain compensation obligations to these individuals.

Further, on April 16, 2010, we entered into a Debt Settlement and Release Agreement with Robert P. Martin, our Secretary and Chairman of the Board of Directors (the “Debt Settlement Agreement”), as part of our ongoing efforts to consolidate and eliminate certain outstanding debt obligations.

Pursuant to the terms of the Debt Settlement Agreement, Mr. Martin agreed to accept the total sum of $716,689 (the “Martin Settlement Amount”) in exchange for the settlement of all outstanding amounts owed by the Company to Mr. Martin, such amounts totaling $985,259 (the “Outstanding Debt”), as well as a release of all claims against the Company by Mr. Martin relating to, or arising out of, the Outstanding Debt.  By agreeing to accept the Martin Settlement Amount, Mr. Martin is forgiving $268,570 owed to him by the Company, which amount has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

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

Under the terms of the Debt Settlement Agreement, the Company agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 will accrue interest at a rate of 6.5% per annum, with a maturity date of September 12, 2010; and (2) $489,002 paid by the Company to Mr. Martin in September 2010 after the Company had satisfied its current financial obligations to Messrs. Ripley and Pearl, the remaining members of the Ashdown Milling, said payment structured as a sale of Mr. Martin’s membership interest in Ashdown Milling.

We incurred fees to Thomas Klein, our Chief Executive Officer, totaling $618,256 in connection with the formation of the Mineral Ridge LLC.

Director Independence

Our Board of Directors consists partially of independent directors, as determined by former Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates.  The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity.  The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

In accordance with these guidelines, the Board has determined that current Board members Clyde Harrison and Hans Rasmussen are independent directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ & Associates, LLC.  We retained the firm of HJ & Associates, LLC as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2010.  We have appointed HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2011.

Audit Fees

For the fiscal years ended 2010 and 2009, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $96,000 and $73,500, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for tax compliance services.  There was no tax-planning advice provided in 2010 or 2009.

All Other Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15.  EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements and supporting schedules.

(a)(3)	Exhibits: The information required by this item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: March 29, 2011	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2011	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Thomas Klein	Chief Executive Officer and Director	March 29, 2011
Thomas Klein

/s/ Donald B. Gunn	President and Director	March 29, 2011
Donald B. Gunn

/s/ Robert P. Martin	Chairman and Director	March 29, 2011
Robert P. Martin

/s/ J. Roland Vetter	Chief Financial Officer and Director	March 29, 2011
J. Roland Vetter

/s/ Clyde Harrison	Director	March 29, 2011
Clyde Harrison

/s/ Hans Rasmussen	Director	March 29, 2011
Hans Rasmussen

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.

We have audited the accompanying balance sheets of Golden Phoenix Minerals, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $44,859,427 at December 31, 2010, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2011

GOLDEN PHOENIX MINERALS, INC.
Balance Sheets

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$1,520,318	$94,785
Prepaid expenses and other current assets	208,211	15,504
Total current assets	1,728,529	110,289

Property and equipment, net	198,111	285,006

Other assets:
Deposits	50,000	106,590
Note receivable	-	-
Assets of discontinued operations	-	2,552,400
Total other assets	50,000	2,658,990

	$1,976,640	$3,054,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$216,522	$1,273,547
Accrued liabilities	425,863	1,005,433
Current portion of long-term debt	277,777	2,535,782
Amounts due to related parties	226,106	432,173
Current portion of severance obligations	-	165,201
Deposits received	-	900,000
Total current liabilities	1,146,268	6,312,136

Long-term liabilities:
Long-term debt	21,818	61,173
Amounts due to related parties	373,635	-
Liabilities of discontinued operations	-	3,036,430
Total long-term liabilities	395,453	3,097,603

Total liabilities	1,541,721	9,409,739

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 800,000,000 shares authorized, 271,988,900 and 223,180,210 shares issued and outstanding, respectively	271,989	223,180
Additional paid-in capital	45,071,867	40,842,415
Treasury stock, 309,500 shares at cost	(49,510)	-
Accumulated deficit	(44,859,427)	(47,421,049)
Total stockholders’ equity (deficit)	434,919	(6,355,454)

	$1,976,640	$3,054,285

See accompanying notes to financial statements

GOLDEN PHOENIX MINERALS, INC.
Statements of Operations

	Years Ended December 31,
	2010	2009

Rental Income	$107,500	$63,056

Operating costs and expenses:
Cost of mining operations	33,345	-
Exploration and evaluation expenses	2,105,516	-
General and administrative expenses	1,992,778	1,760,363
Depreciation and amortization expense	74,321	78,438
Royalties	489,002	70,090

Total operating costs and expenses	4,694,962	1,908,891

Loss from operations	(4,587,462)	(1,845,835)

Other income (expense):
Interest and other income	48,186	4,541
Interest expense	(233,686)	(760,521)
Gain on extinguishment of debt	162,423	1,032,579
Foreign currency loss	(41,499)	-
Loss on sale of marketable securities	(1,681,571)	-
Gain (loss) on disposal of property and equipment	(6,322)	127

Total other income (expense)	(1,752,469)	276,726

Loss from continuing operations before income taxes	(6,339,931)	(1,569,109)
Provision for income taxes	-	-

Loss from continuing operations attributed to the Company	(6,339,931)	(1,569,109)

Income (Loss) from discontinued operations:
Gain on sale of Mineral Ridge net assets	8,982,772	-
Loss on sale of interest in joint venture	-	(235,303)
Loss from discontinued operations	(81,219)	(1,261,609)
Income (loss) from discontinued operations	8,901,553	(1,496,912)
Loss from discontinued operations attributable to noncontrolling interest	-	267,274
Income (loss) from discontinued operations attributable to the Company	8,901,553	(1,229,638)

Net income (loss) attributable to the Company	$2,561,622	$(2,798,747)

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	0.04	(0.00)

Total	$0.01	$(0.01)

Weighted average number of shares outstanding:
Basic	236,817,778	211,632,837
Diluted	246,692,567	211,632,837

See accompanying notes to financial statements

GOLDEN PHOENIX MINERALS, INC.
Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2010 and 2009

								Noncontrolling
			Additional	Common				Interest in
	Common Stock		Paid-in	Stock	Treasury Stock		Accumulated	Discontinued
	Shares	Amount	Capital	Subscribed	Shares	Amount	Deficit	Operations	Total
Balance, December 31, 2008	205,510,457	$205,510	$40,127,362	$(121,187)	-	$-	$(44,622,302)	$(304,319)	$(4,714,936)
Issuance of common stock for cash	12,501,253	12,501	236,899	-	-	-	-	-	249,400
Issuance of common stock upon exercise of options	100,000	100	2,900	-	-	-	-	-	3,000
Issuance of common stock for payment of accounts payable	4,068,500	4,069	35,063	1,187	-	-	-	-	40,319
Issuance of common stock for payment of debt	1,000,000	1,000	49,000	-	-	-	-	-	50,000
Issuance of warrants for interest expense	-	-	448,804	-	-	-	-	-	448,804
Stock-based compensation	-	-	62,387	-	-	-	-	-	62,387
Write off subscription receivable	-	-	(120,000)	120,000	-	-	-	-	-
Elimination of noncontrolling interest due to sale of interest in LLC	-	-	-	-	-	-	-	571,593	571,593
Net loss attributable to the Company	-	-	-	-	-	-	(2,798,747)	-	(2,798,747)
Net loss attributed to noncontrolling interest	-	-	-	-	-	-	-	(267,274)	(267,274)
Balance, December 31, 2009	223,180,210	223,180	40,842,415	-	-	-	(47,421,049)	-	(6,355,454)
Issuance of common stock for cash	30,333,333	30,333	2,619,667	-	-	-	-	-	2,650,000
Issuance of common stock upon exercise of warrants	3,333,333	3,333	196,667	-	-	-	-	-	200,000
Issuance of common stock for payment of accounts payable	3,276,757	3,277	48,069	-	-	-	-	-	51,346
Issuance of common stock for payment of accrued expenses	939,687	940	57,320	-	-	-	-	-	58,260
Issuance of common stock for payment of severance obligations	1,538,462	1,539	98,461	-	-	-	-	-	100,000
Issuance of common stock for services	2,387,118	2,387	171,289	-	-	-	-	-	173,676
Issuance of common stock for exploration expenses	7,000,000	7,000	273,000	-	-	-	-	-	280,000
Issuance of warrants for exploration expenses	-	-	236,390	-	-	-	-	-	236,390
Issuance of warrants for interest expense	-	-	69,235	-	-	-	-	-	69,235
Payment of stock issuance costs	-	-	(10,000)	-	-	-	-	-	(10,000)
Purchase and retirement of warrants	-	-	(62,500)	-	-	-	-	-	(62,500)
Stock-based compensation	-	-	21,439	-	-	-	-	-	21,439
Transfer of liabilities to related party	-	-	149,764	-	-	-	-	-	149,764
Forgiveness of related party debt	-	-	360,651	-	-	-	-	-	360,651
Purchase of treasury stock	-	-	-	-	309,500	(49,510)	-	-	(49,510)
Net income attributable to the Company	-	-	-	-	-	-	2,561,622	-	2,561,622

Balance, December 31, 2010	271,988,900	$271,989	$45,071,867	$-	309,500	$(49,510)	$(44,859,427)	$-	$434,919

See accompanying notes to financial statements

GOLDEN PHOENIX MINERALS, INC.
Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to the Company	$2,561,622	$(2,798,747)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations attributable to the Company	(8,901,553)	1,229,638
Depreciation and amortization	74,321	78,437
Stock-based compensation	21,439	62,387
Issuance of debt for royalties	489,002	70,090
Foreign currency gain on sale of securities	(12,615)	-
Gain on extinguishment of debt	(162,423)	(1,032,579)
Loss on sale of marketable securities	1,681,571	-
(Gain) loss on disposal of property and equipment	6,322	(127)
Issuance of common stock for services	173,676	-
Issuance of common stock for exploration expenses	280,000	-
Issuance of warrants for exploration expenses	236,390	-
Issuance of warrants for interest expense	69,235	448,804
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(192,707)	(3,960)
Decrease in inventories	-	30,637
Decrease in deposits	56,590	456
Increase (decrease) in accounts payable	(787,905)	42,458
Increase (decrease) in accrued and other liabilities	(172,952)	652,077

Net cash used in operating activities	(4,579,987)	(1,220,429)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,832,626	-
Purchase of property and equipment	(12,629)	(3,825)
Proceeds from the sale of property and equipment	18,880	353
Deposits received	-	900,000

Net cash provided by investing activities	3,838,877	896,528

Cash flows from financing activities:
Net proceeds from the sale of common stock	2,640,000	249,400
Proceeds from the exercise of options and warrants	200,000	3,000
Proceeds from the issuance of notes payable	-	1,000,000
Proceeds from amounts due related parties	-	6,000
Purchase of treasury stock	(49,510)	-
Purchase and retirement of warrants	(62,500)	-
Payments of severance obligations	(65,201)	(21,429)
Payments of notes payable and long-term debt	(2,438,902)	(72,905)
Payments of amounts due to related parties	(606,205)	(46,069)

Net cash provided by (used in) financing activities	(382,318)	1,117,997

Cash flows from discontinued operations:
Net cash used in operating activities	(66,039)	(842,678)
Net cash provided by investing activities	2,615,000	34,730
Net cash provided by financing activities	-	108,183

Net cash provided by (used in) discontinued operations	2,548,961	(699,765)

Net increase in cash	1,425,533	94,331
Cash and cash equivalents, beginning of year	94,785	454

Cash and cash equivalents, end of year	$1,520,318	$94,785

See accompanying notes to financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Financial Statements
Years Ended December 31, 2010 and 2009

Note 1:  Description of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  The Company’s current growth strategy is focused on the expansion of its operations through the development of mineral properties into royalty mining projects.

The Company intends to embark upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  During this period, the Company anticipates analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, the Company hopes to identify those projects that can be advanced toward commercial production.

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

Discontinued Operations

As further discussed in Note 3, on May 13, 2009, the Company completed the sale of 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) and, on March 10, 2010, closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in its Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the financial statements.

Accounting Method

The financial statements of the Company are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting.  The Company has elected a December 31 year-end.

Noncontrolling Interest

The noncontrolling interest in discontinued operations is comprised of the portion of the members’ deficit of the Ashdown LLC not owned by the Company.  The loss from discontinued operations of the Ashdown LLC for the period from January 1, 2009 through May 13, 2009 was allocated 40% to Win-Eldrich Gold, Inc., the noncontrolling interest holder, based on its membership ownership percentage, thereby reducing the loss from discontinued operations attributed to the Company.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements in order for them to conform to the classifications used for the current year presentation.

Concentrations

Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash bank deposits.  The Company maintains certain of its cash in bank accounts insured by the Federal Deposit Insurance Corporation up to $250,000.  However, the Company’s account balances, at times, may exceed federally insured limits and may be deposited in a foreign bank.  The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

Concentration of Operations — The Company’s operations are all related to the minerals and mining industry.  A reduction in mineral prices or other disturbances in the minerals markets could have an adverse effect on the Company’s operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Differences in these estimates and actual results could be material to the Company’s financial position and results of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  The Company had no cash equivalents at December 31, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Computer equipment	3-5 years
Drilling equipment	4-5 years
Support equipment	5-7 years
Office furniture and equipment	5-7 years
Mining and milling equipment	5-7 years

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2010, the Company had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.  Gains and losses on sales of property and equipment are reflected in operations.

The cost and accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed on the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2010 and 2009, the Company had no capitalized mineral property acquisition costs.

Where an evaluation of market conditions and other factors results in uncertainty as to the recoverability of exploration mineral property acquisition costs, the costs are expensed as incurred and included in exploration and evaluation expenses.

Exploration and Evaluation Expenses

Exploration expenses relating to the search for resources suitable for commercial production, including researching and analyzing historic exploration data, conducting topographical, geological, geochemical and geophysical studies, exploratory drilling, trenching and sampling are expensed as incurred.

Evaluation expenses relating to the determination of the technical feasibility and commercial viability of a mineral resource, including determining volume and grade of deposits, examining and testing extraction methods, metallurgical or treatment processes, surveying transportation and infrastructure requirements and conduction market and finance studies are expensed as incurred.

Mineral Property Development Costs

Mineral property development costs relate to establishing access to an identified mineral reserve and other preparations for commercial production, including infrastructure development, sinking shafts and underground drifts, permanent excavations, and advance removal of overburden and waste rock.

When it is determined that commercially recoverable reserves exist and a decision is made by management to develop the mineral property, mineral property development costs are capitalized and carried forward until production begins.  The capitalized mineral property development costs are then amortized using the units-of-production method using proven and probable reserves as the mineral resource is mined.

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

Closure, Reclamation and Remediation Costs

Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities.  The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and make estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed.  Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

The Company estimated costs associated with closure, reclamation and environmental reclamation of the Mineral Ridge property, which were included in its financial statements in liabilities of discontinued operations, in accordance with generally accepted accounting principles, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.

Property Evaluations and Impairment of Long-Lived Assets

The Company reviews and evaluates the carrying amounts of its mineral properties, capitalized mineral property development costs and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable.  Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); operating, capital and reclamation costs; , and other factors beyond proven and probable reserves such as estimated market value for the property in an arms length sale.  Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties.  It is reasonably possible that changes in circumstances could occur which may affect the recoverability of our properties and long-lived assets.

Deposits

Payments received by the Company in advance of the closing of the sale of its interest in the Mineral Ridge Mine and the formation of a joint venture to operate the Mineral Ridge Mine were recorded as deposits, a current liability as of December 31, 2009.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2010 and 2009, the Company had fully reduced its net deferred tax assets by recording a 100% valuation allowance.

Stock-Based Compensation and Equity Transactions

In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company measures the compensation cost of stock options and other stock-based awards issued to employees and directors pursuant to stock-based compensation plans at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

Foreign Currency Transactions

Certain of the Company’s cash accounts are deposited in a foreign bank.  Gains and losses resulting from translation of such account balances are included in operating results, as are gains and losses from foreign currency transactions.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) for the years ended December 31, 2010 and 2009.

Earnings Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average outstanding common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method and the average market price per share during the period.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2010	2009

Weighted average number of common shares outstanding - basic	236,817,778	211,632,837
Dilutive effect of:
Stock options	119,155	-
Warrants	9,755,634	-

Weighted average number of common shares outstanding, assuming dilution	246,692,567	211,632,837

No common shares which would arise from the exercise of stock options and warrants are included in the computation of weighted average number of shares for the year ended December 31, 2009 because the effect would be anti-dilutive.  At December 31, 2010, the Company had outstanding options and to purchase a total of 47,915,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or the Company’s fiscal year beginning January 1, 2011.  To the extent that the Company enters into business combinations in the future that fall under the requirements of Topic 805, it will be required to provide the disclosures required by the update.

Note 2:  Going Concern

The financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $44,859,427 at December 31, 2010.  The Company’s only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  In addition, none of the Company’s mineral property prospects currently have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.  The Company will seek funding in the short term primarily from equity financing.  There can be no assurance that the Company will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations and the Company and its joint venture or alliance partners are unable to obtain profitable operations and positive operating cash flows from current mineral projects, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2010, the Company received total proceeds of from the sale of common stock and the exercise of warrants of $2,840,000, including $2,400,000 from a private placement of common stock and warrants completed in December 2010.

On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the promissory note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of the promissory note due the Company is now $4,231,925.  Subsequent to December 31, 2010, the Company entered into a partially binding letter of intent with WEG with respect to the negotiation of potential settlement terms of the note receivable (see Note 28).  There can be no guarantee or assurance that WEG will be successful in its continuing efforts to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay the Company the amounts due in accordance with the terms of the promissory note or any settlement terms.

On March 10, 2010, the Company closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 shares of common stock of Scorpio Gold with a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  The Company currently owns a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production.  There can be no assurance that Scorpio US will be successful in its continuing efforts to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

On August 4, 2010, the Company sold in a market transaction all 7,824,750 shares of its investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds of approximately $3.8 million, realizing a loss of approximately $1.7 million.  After payment of Mr. Klein’s obligation, the Company’s share of the net proceeds was approximately $3.4 million.  Additionally, on August 11, 2010, the Company repaid the remaining obligation pursuant to that certain Debt Restructuring Secured Promissory Note with Crestview Capital Master, LLC (“Crestview”) in the principal amount of $1 million, plus interest accrued thereon.

In addition to its 30% interest in the Mineral Ridge LLC, the Company owns the Adams Mine and Duff Claim Block near Denio, Nevada and the Northern Champion molybdenum property in Ontario Canada.  Recently, the Company entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada.  The Company also entered into a binding Memorandum of Understanding by which it may acquire an 80% interest in five gold and molybdenum properties in Peru, and a definitive Acquisition Agreement whereby it may acquire a 100% interest in four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada.  The Company will be required to raise significant additional capital, primarily through the issuance of its common stock, to complete the acquisition of the interests in and further the development of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will attain a successful level of operations.

Note 3:  Discontinued Operations and Note Receivable

Ashdown Project LLC

On February 25, 2009, the Company entered into a Binding Memorandum of Understanding as well as two related binding side letter agreements (collectively, the “MOU”) with WEG, whereby the Company agreed to sell 100% of its ownership interest in the Ashdown LLC to WEG (the “Ashdown Sale”).  WEG was a co-owner of the Ashdown LLC with the Company since the inception of the Ashdown LLC in September 2006, with the Company owning a 60% membership interest and WEG owning a 40% membership interest.  The Ashdown LLC placed the Ashdown property into commercial operation in December 2006, and had sales of molybdenite concentrates of $10,398,361 for the year ended December 31, 2007 and sales of $10,537,370 during 2008 prior to suspension of operations in November 2008 due to significant declines in the market price of molybdenum.

On May 13, 2009, pursuant to the material terms of the MOU, as further revised, negotiated and mutually agreed to by the Parties, the Company entered into definitive agreements that superseded the MOU, including a Purchase and Sale of LLC Membership Interest Agreement with WEG, to effectuate the Ashdown Sale (the “Purchase Agreement”).  As consideration for the Ashdown Sale and the Parties’ mutual release of certain claims against the other pursuant to the terms of a Settlement and Release Agreement (the “Release”), WEG was to pay $5.3 million (the “Purchase Price”) to the Company, which was satisfied by the issuance of a Limited Recourse Secured Promissory Note (the “Note”), for the full amount of the Purchase Price.

In particular, WEG is to pay the Company $5.3 million and assume the majority of all obligations and liabilities held by the LLC, all as detailed and more fully set forth in the Purchase Agreement.  Pursuant to the terms and conditions of the Purchase Agreement and the Note, the Company, WEG and the Ashdown LLC have also entered into a Security Agreement, a Short Form Deed of Trust and Assignment of Rents Agreement (the “Deed of Trust”), and certain other releases and side letter agreements (together with the Purchase Agreement and the Note, collectively, the “Transaction Documents”).

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

As further discussed in Note 12, the Company entered into certain debt reduction agreements in April 2010 whereby it extinguished debt and royalty obligations totaling $1,068,075 through the assignment of portions of the Note, resulting in the reduction of the principal amount of the Note payable to the Company to $4,231,925.  The Note is to accrue interest at a rate of 5.25% per annum, with a maturity date of April 1, 2015, and payment terms consisting of 49 monthly payments of approximately $96,142, such payments to commence on April 1, 2011.  Subsequent to December 31, 2010, the Company entered into a partially binding letter of intent agreement with WEG with respect to the negotiation of potential settlement terms of the Note (see Note 28).

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of December 31, 2010 and 2009, and no gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note was recorded in the Company’s statement of operations for the year ended December 31, 2009.  The Company did, however, record a loss on sale of interest in joint venture of $235,303 for year ended December 31, 2009 resulting from the assumption by the Company of certain liabilities in the transaction and the elimination of all investment and loan accounts related to the Ashdown LLC.  Further gain, if any, on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

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

Through December 31, 2009, Scorpio Gold paid the Company an additional $850,000 plus certain expenses, as part of ongoing monthly payments to be credited toward the ultimate purchase price while the parties finalized negotiations and definitive agreements.  The total payments to the Company through December 31, 2009 of $900,000 were recorded as a deposit, a current liability in the accompanying balance sheet as of December 31, 2009.

On March 10, 2010, the Company closed the Members’ Agreement entered into on December 31, 2009 with Scorpio Gold and Scorpio US.  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash (less those amounts previously advanced to the Company by Scorpio Gold) and 7,824,750 common shares of stock of Scorpio Gold with a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (as previously defined, the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC its interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company recorded the common shares of Scorpio Gold at their market value on March 10, 2010 of $5,501,582 and recognized a gain on sale of the 70% interest in the net assets of the Mineral Ridge Mine of $8,982,772 during the year ended December 31, 2010, comprised of the following:

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

The contribution of the Company’s 30% interest in the net assets of Mineral Ridge, which was comprised of a net liability of $149,764, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital as follows:

Reclamation liability and accounts payable transferred	$914,615
Book value of assets transferred	(764,851)

Increase in additional paid-in capital	$149,764

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

The Company has reported the operations of the Ashdown LLC and the Mineral Ridge Mine as discontinued operations in the accompanying financial statements for all periods presented.

The accompanying statements of operations for the years ended December 31, 2010 and 2009 include the following:

	2010			2009
	Ashdown LLC	Mineral Ridge	Total	Ashdown LLC	Mineral Ridge	Total

Revenues	$-	$-	$-	$321,115	$-	$321,115

Loss before income taxes	$-	$(81,219)	$(81,219)	$(668,186)	$(593,423)	$(1,261,609)
Provision for income taxes	-	-	-	-	-	-
Loss from discontinued operations	-	(81,219)	(81,219)	(668,186)	(593,423)	(1,261,609)
Gain on sale of Mineral Ridge assets	-	8,982,772	8,982,772	-	-	-
Loss on sale of interest in joint venture	-	-	-	(235,303)	-	(235,303)
Income (loss) from discontinued operations	-	8,901,553	8,901,553	(903,489)	(593,423)	(1,496,912)
Loss from discontinued operations attributable to noncontrolling interest	-	-	-	267,274	-	267,274
Income (loss) from discontinued operations attributable to the Company	$-	$8,901,553	$8,901,553	$(636,215)	$(593,423)	$(1,229,638)

No accounts or amounts for the Ashdown LLC are included in the financial statements of the Company subsequent to May 13, 2009, the date the Company’s sale of its interest in the Ashdown LLC was completed.  Similarly, no accounts or amounts for the Mineral Ridge Mine are included in the financial statements of the Company subsequent to March 10, 2010, the date of the sale of the Company’s interest in the Mineral Ridge Mine.  The assets and liabilities of the Mineral Ridge Mine were aggregated and disclosed as long-term assets and liabilities of discontinued operations in the balance sheet as of December 31, 2009 as follows:

Prepaid expenses and other current assets	$48,041
Inventories	19,324
Property and equipment, net	432,986
Restricted funds – reclamation obligations	1,861,146
Prepaid bond insurance premiums	190,853
Deposits	50

Assets of discontinued operations	$2,552,400
Accounts payable	$17,332
Reclamation obligation	3,019,098

Liabilities of discontinued operations	$3,036,430

Note 4:  Marketable Securities

The 7,824,750 shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine were originally recorded on March 10, 2010 at their market value of $5,501,582 and subsequently stated at market value, with market value based on market quotes.  The Company classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s balance sheet.

On August 4, 2010, the Company sold in a market transaction all 7,824,750 shares of its investment in Scorpio Gold common stock (including 782,475 shares that had been set aside in a separate account to pay an obligation to Thomas Klein, Chief Executive Officer of the Company, for fees earned on the formation of the Mineral Ridge LLC) for net proceeds, after commissions and fees, of $3,832,626.  After payment of Mr. Klein’s obligation, the Company’s share of the net proceeds was approximately $3.4 million.  The Company reported a loss on sale of marketable securities of $1,681,571 in its statement of operations for the year ended December 31, 2010.

Note 5:  Investment in Mineral Ridge LLC

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

Because the book value of the Company’s initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because the Company has no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, the Company has not recorded its share of the Mineral Ridge LLC net loss for the year ended December 31, 2010 because its investment has been reduced to zero and the Company has neither guaranteed obligations of nor otherwise committed to provide further financial support for the Mineral Ridge LLC.

The following presents summary financial information for the Mineral Ridge LLC as of December 31, 2010:

Current assets	$237,578
Property, plant and equipment	6,805,912
Mineral property	18,801,090
Restricted funds – reclamation bonds	2,337,668
Deferred financing costs	762,131
Total assets	28,944,379
Current liabilities	(687,864)
Asset retirement obligation	(3,023,556)
Members’ Equity	$25,232,959

The Mineral Ridge LLC recorded certain assets, including property, plant and equipment and mineral properties, at estimated fair value upon formation of the Mineral Ridge LLC.  Scorpio USA has contributed all capital to fund operations and development, and for the reasons discussed above, the Company has recorded its investment in the Mineral Ridge LLC as of December 31, 2010 at zero, based on historical cost.  As a result, the Company’s 30% share of the members’ equity balance presented in the above summary financial information as of December 31, 2010 differs from the Company’s book value of its investment in the Mineral Ridge LLC.

On October 21, 2010, Scorpio Gold closed a debt financing transaction for up to an aggregate principal amount of $12 million (the "Scorpio Financing"), with the use of proceeds from the Scorpio Financing being designated to finance the Mineral Ridge project.  The lender in the Scorpio Financing, Waterton Global Value, L.P. ("Lender"), required, among other things, certain agreements evidencing, guaranteeing and securing the Scorpio Financing, including a pledge of all of the assets and properties held by the Mineral Ridge LLC.

Accordingly, under the terms of the Mineral Ridge LLC’s operating agreement, the consent of the Company was required in order to permit such an encumbrance in the Lender’s favor.  In consideration for the Company’s consent to the encumbrance and to mitigate the Company’s risk of forfeiture upon a default by Scorpio Gold, the Lender, Scorpio Gold and the Mineral Ridge LLC agreed that the Mineral Ridge LLC would grant the Company a perpetual 20% net profits royalty interest in and to the production of minerals from the Mineral Ridge properties.  Such royalty interest was recorded in the land records in Esmeralda County prior to the recording of a deed of trust in favor of the Lender securing its interest in the Mineral Ridge properties.  Under the terms of the royalty deed in favor of the Company, no royalties will begin to accrue unless and until such time as title to any of the Mineral Ridge properties is transferred to the Lender pursuant to a foreclosure based on an uncured default by Scorpio Gold.

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

Note 6:  Mineral Properties

Northern Champion Property

The Northern Champion Property is approximately 880 acres in Griffith and Broughham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  In February 2007, the Company completed the purchase from four individuals (collectively, the “Vendors”) of five registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.

The purchase agreement provides that the Vendors will retain a 3.3% Net Smelter Return (“NSR”) on the sales of minerals taken from the Northern Champion Property.   Additionally, the Company will have the right of first refusal to purchase 1.65% of said Net Smelter Return from the Vendors for $1,650,000.

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

The Duff claims block has no historical cost basis to the Company for accounting purposes; therefore, no amounts related to this mineral property are included in the accompanying financial statements.

Mhakari Properties

On April 19, 2010, we entered into a letter of intent with Mhakari Gold (Nevada) Inc. (“Mhakari”) dated April 16, 2010 (the “First LOI”), concerning that certain property known as the “Mhakari Nevada Properties excluding Vanderbilt Mine,” located in the State of Nevada (the “Property”).

Pursuant to the terms of the First LOI, the parties agreed to immediately proceed to negotiate a definitive option agreement (the “Definitive Option Agreement”) whereby we were granted an option to acquire an undivided 80% interest in the Property.

Simultaneous with the First LOI, on April 19, 2010, we entered into a further letter of intent with Mhakari, dated April 16, 2010 (the “Second LOI”) concerning that certain property, known as the “Mhakari Vanderbilt Properties,” located in the State of Nevada (the “Vanderbilt Property”).

Pursuant to the terms of the Second LOI, the parties agreed to immediately proceed to negotiate a definitive purchase agreement (the “Definitive Purchase Agreement”) whereby we would purchase an undivided 80% interest in the Vanderbilt Property.

We made two payments of $25,000 each to Mhakari related to the letters of intent.

On July 6, 2010, we entered into a definitive Option Agreement (the “Option Agreement”) as well as a definitive Asset Purchase Agreement (“Purchase Agreement”) with Mhakari, as contemplated by the two LOI’s discussed above.

Pursuant to the terms of the Option Agreement, we were granted an exclusive option to acquire an undivided 80% interest in the Property.  To exercise its option, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing of the Option Agreement, $75,000 cash payment in three monthly installments of $25,000 as well as the issuance of 5,000,000 shares of the Company’s common stock and warrants to purchase a further 5,000,000 shares of Company common stock at a strike price of $0.05 per share exercisable for a period of five years; (ii) within six months of the signing of the Option Agreement, an additional $50,000 cash payment to Mhakari; (iii) within 12 months of signing the Option Agreement, an additional $50,000 cash payment to Mhakari; (iv) within 12 months of signing the Option Agreement, the Company shall be required to expend no less than $150,000 in exploration and development expenditures on the Property; and (v) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $1,000,000 in exploration and development expenditures on the Property (collectively, items (i) – (v) above referred to as the “Option Purchase Price”).

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

Pursuant to the terms of the Option Agreement and Purchase Agreement, on July 9, 2010, the Company issued Mhakari an aggregate of 7,000,000 shares of the Company’s common stock, valued at $280,000 based on the market value of the shares.  Further, the Company issued Mhakari two separate warrants (the “Warrants”) to purchase a further 5,000,000 and 2,000,000 shares, respectively, of the Company’s common stock, at a strike price of $0.05 per share.  The Company estimated the value of the Warrants at $236,390 using the Black-Scholes option pricing model.  The value of the shares and warrants issued was expensed and included in exploration and development expenses in the accompanying statement of operations for the year ended December 31, 2010.  The Warrants are exercisable for a 5-year term, and in the event that the 200-day volume weighted average price per share of the Company’s common stock equals or exceeds $0.15, the Company may, upon prior written notice to Mhakari (the “Forced Conversion Notice”), but shall not have the obligation to, force Mhakari to exercise the Warrants in full within ninety days of receipt of the Forced Conversion Notice (the “Forced Conversion Period”).  If Mhakari fails to exercise the Warrants prior to the end of the Forced Conversion Period, the Warrants shall expire.  If the Company elects not to exercise its forced conversion rights, the Warrants shall expire according to their respective terms.

The Company paid $26,000 and $25,000 to Mhakari in July and August 2010, respectively, as required by the Purchase Agreement.

Note 7:  Property and Equipment

Property and equipment consist of the following at December 31:

	2010	2009

Computer equipment	$72,037	$82,370
Drilling equipment	346,205	379,220
Support equipment	39,932	39,933
Office furniture and equipment	17,873	23,484
Mining and milling equipment	-	20,431
	476,047	545,438
Less accumulated depreciation and amortization	(277,936)	(260,432)

	$198,111	$285,006

For the years ended December 31, 2010 and 2009, the Company recorded depreciation and amortization expense of $74,321 and $78,438, respectively.

The Company had drilling equipment under capital lease with a cost of $66,395 and accumulated amortization of $36,517 and $23,238 at December 31, 2010 and 2009, respectively.

Note 8:  Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2010	2009

Accrued payroll and related	$268,045	$289,240
Costs of mining operations	33,346	-
Exploration and development expenses	26,834	-
Officers deferred compensation	1,212	636,358
Other	96,426	79,835

	$425,863	$1,005,433

Substantially all of the officers deferred compensation was extinguished during the year ended December 31, 2010 through debt settlement and separation agreements (see Notes 13 and 15).

Note 9:  Severance Obligations

At a meeting of the Board of Directors on February 18, 2005, the directors unanimously approved a separation agreement for Michael Fitzsimonds, a former Chief Executive Officer of the Company.  The terms of separation were that Mr. Fitzsimonds would be paid his full salary for one year, including medical benefits, followed by 180 hours of vacation.  The Company then would pay him $394,000 in 59 equal monthly payments.  He would be allowed to use a company vehicle for one year at which time he exercised his option to purchase it.  The current portion of the severance obligation to Mr. Fitzsimonds of $165,201 as of December 31, 2009 is included in current liabilities in the accompanying balance sheet as of December 31, 2009.

On December 23, 2009, the Company entered into a Settlement Agreement and Mutual Release Agreement with Mr. Fitzsimonds (the “Fitzsimonds Settlement Agreement”), pursuant to which the Company and Mr. Fitzsimonds agreed to settle the severance obligations and $100,000 promissory note due Mr. Fitzsimonds and cancel all outstanding stock options held by Mr. Fitzsimonds.  The Company paid Mr. Fitzsimonds $25,000 upon execution of the Fitzsimonds Settlement Agreement and agreed to pay Mr. Fitzsimonds $65,201 within two business days of the closing of the Mineral Ridge LLC, which payments were made in March 2010.  In addition, the Company issued Mr. Fitzsimonds 1,000,000 shares of its common stock on December 30, 2009 in payment of the $100,000 promissory note and 1,538,462 shares of its common stock on March 18, 2010 in payment of other obligations.  Upon final payment of all amounts due, Mr. Fitzsimonds agreed to release and discharge the Company from all current or future claims.

Note 10:  Production Purchase Obligation

On June 13, 2007, the Company entered into a Production Payment Purchase Agreement and Assignment (the “Purchase Agreement”) by and between the Company and Crestview Capital Master, LLC (“Crestview”).  Pursuant to the terms of the Purchase Agreement, Crestview acquired from the Company a production payment equal to $1,974,456.  The production payment was payable in an amount equal to a 5% Net Smelter (Refinery) Returns (“NSR”) paid solely from the Company’s share of production distributed to the Company pursuant to the Ashdown Project LLC Operating Agreement.  On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement with Crestview, whereby the production payment obligation was restructured as secured promissory note of $1,000,000.  See Note 14 for a discussion of this promissory note and a second promissory note payable to Crestview of $1,000,000.

Prior to its restructure in January 2009, the production payment obligation was convertible in whole or in part into shares of the Company’s common stock at the option of Crestview using a defined formula, but in no case less than $0.36 per share nor more than $0.46 per share.

Note 11:  Ashdown Milling Production Payment Purchase Agreement

On September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling Co LLC (“Ashdown Milling”).  Under the terms of the agreement, Ashdown Milling agreed to purchase a production payment to be paid from the Company’s share of production from the Ashdown mine for a minimum of $800,000.  In addition, Ashdown Milling received one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.20 per share for each dollar paid to the Company.  In addition, the Production Payment Purchase Agreement provided that, upon the request of the Company for additional funds, Ashdown Milling had the right, but not the obligation, to increase its investment in the production payment up to an additional $700,000 for a maximum purchase price of $1,500,000.  The amount of the production payment to be paid to Ashdown Milling is equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  Robert P. Martin, an officer and director of the Company, and Kenneth S. Ripley, a former Chief Executive Officer of the Company, are co-managers and two of the five members of Ashdown Milling.  The Company’s Board approved the transaction.

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

As discussed in Note 12, in April 2010, the Company bought out the membership interests of two additional members of Ashdown Milling, Kenneth Ripley and David Pearl, in exchange for an assignment of an aggregate $978,005 of the $5.3 million promissory note due the Company from the sale of its membership interest in the Ashdown LLC.

As further discussed in Note 13, a debt settlement agreement was reached with Robert P. Martin, pursuant to which $489,002 was paid to Mr. Martin.

As a result of these April 2010 transactions with Messrs. Ripley, Pearl and Martin, the Company will no longer have any obligations to Ashdown Milling pursuant to the Production Payment Purchase Agreement.

Note 12:  Debt Reduction Agreements

On April 15, 2010, in furtherance of its debt reduction efforts, the Company entered into a series of agreements with Kenneth Ripley (“Ripley”) and David Pearl (“Pearl”), members of Ashdown Milling, WEG, the Ashdown LLC and Earl Harrison (“Harrison”), whereby WEG agreed to modify that certain Limited Recourse Secured Promissory Note in the principal amount of $5,300,000 made in favor of the Company, dated May 13, 2009 (the “Initial Note”), and reissue and replace the Initial Note with one Series A Note, two Series B Notes and one Series C Note, with the Company maintaining the Series A Note and WEG consenting to the Company’s assignment of the Series B Notes to Ripley and Pearl and the Series C Note to Harrison, in settlement of outstanding sums owed by the Company to each party, all as further described below (the overall transaction referred to herein as the “Debt Reduction”):

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

Note 13:  Martin Debt Settlement Agreement

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

Under the terms of the Debt Settlement Agreement, the Company agreed to pay Mr. Martin the Accrued Expense Obligation in cash as soon as reasonably practicable, with the remainder of the Martin Settlement Amount to be issued in the form of a secured promissory note (the “Secured Promissory Note”).  Of the principal amount owed on the Secured Promissory Note, (1) $215,940 accrues interest at a rate of 6.5% per annum, with a maturity date of September 12, 2010; and (2) $489,002 paid by the Company to Mr. Martin in September 2010 after the Company had satisfied its current financial obligations to Ripley and Pearl, the remaining members of the Ashdown Milling Company, LLC (as previously defined, “Ashdown Milling”), said payment structured as a sale of Mr. Martin’s membership interest in Ashdown Milling.

The Company has recorded royalties expense of $489,002 in the statement of operations for the year ended December 31, 2010 for the non-interest bearing note payable to Mr. Martin of $489,002.  The total gain on extinguishment of amounts due Mr. Martin of $270,581 has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

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

Note 14:  Debt

The Company’s debt consists of the following at December 31:

	2010	2009
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	$14,625	$26,450
Note payable to Daimler Chrysler, payable at $806 per month, through February 2012, including interest at 13.75%, secured by vehicle	10,366	18,027
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	29,365	39,544
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	13,838	-
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Short-term note payable to Retrievers, LLC, with interest at 12%, secured by the assets of the Company	-	145,468
Note payable to Crestview Capital Master, LLC, with interest at the prime rate plus 2%, repaid in March 2010	-	1,000,000
Note payable to Crestview Capital Master, LLC resulting from the restructure of a production payment obligation (Note 10), with interest at the prime rate plus 2%, repaid in August 2010	-	1,000,000
Other	6,816	15,366
Accrued interest payable	49,128	176,643

Total	299,595	2,596,955
Less current portion	277,777	2,535,782

Long-term portion	$21,818	$61,173

On January 30, 2009, the Company entered into a Bridge Loan and Debt Restructuring Agreement (the “Agreement”) with Crestview Capital Master, LLC (the “Lender”), whereby the Company and the Lender entered into a bridge loan and a restructuring of the original debt in the amount of $1,974,456 owed by the Company to the Lender pursuant to the Production Payment Purchase Agreement and Assignment, dated June 12, 2007 (the “Original Debt”) (see Note 10).

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

Note 15:  Amounts Due to Related Parties and Employee Separation Agreement

At December 31, 2010, amounts due to related parties included in current liabilities consisted of a note payable of $215,940 and related accrued interest payable of $10,166 to Robert P. Martin, President of the Company, resulting from the Debt Settlement and Release Agreement discussed in Note 13.  The note bears interest at 6.5% and was due December 12, 2010.

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

Under the terms of the Caldwell Separation Agreement, in settlement of all outstanding amounts owed to Mr. Caldwell, including, but not limited to, those amounts due in accrued and unpaid salary, expenses, director’s fees and repayment of certain loans made to the Company, as well as all amounts owed as severance pursuant to the terms of the Caldwell Employment Agreement, the Company shall: (i) make cash payments of an aggregate of $25,000, half of which was paid upon the agreement of the principal terms of the Caldwell Separation Agreement and the other half paid upon the signing of the Caldwell Separation Agreement; (ii) a subsequent cash payment of $20,379 upon the earlier to occur of the Company’s closing of a transaction involving the Company’s Mineral Ridge mining property or a financing by a third party involving an infusion of working capital to the Company of at least $250,000 (the “Subsequent Payment”); and (iii) issue to Mr. Caldwell an unsecured promissory note (the “Note”), in the principal amount of $366,623, such Note to accrue interest at a rate of 2.0% per annum, with a maturity date twenty-four (24) months from the date of the Separation Agreement.  The long-term liability, amounts due related parties, with a balance of $373,635 at December 31, 2010 is comprised of the Note principal balance of $366,623 plus accrued interest payable of $7,012.   Further, pursuant to certain events and conditions as set forth in the Caldwell Separation Agreement, Mr. Caldwell can be issued shares of Company common stock in lieu of cash payments for the Note and the Subsequent Payment.  Subsequent to December 31, 2010, the Company entered into an agreement to extinguish these obligations to Mr. Caldwell (see Note 28).

The Caldwell Separation Agreement further provides that Mr. Caldwell will form a new company, Phoenix Development Group, LLC, a Nevada limited liability company (“PDG”), to operate as a mine exploration and evaluation enterprise. It is contemplated that Mr. Caldwell will serve as CEO and Exploration Geologist of PDG and that the Company will own a 25% ownership in PDG in exchange for ongoing monthly cash payments of $7,500 (“PDG Payments”), such payments to commence 30 days after the formation of PDG and continue on a monthly basis for a period of 24 months, to be further detailed in a contribution agreement by and between PDG and the Company at a later time.  Further, pursuant to the Caldwell Separation Agreement, the Company will have a right of first refusal to negotiate with PDG for the purchase of any mining, mineral or exploration property rights identified and acquired by PDG.  In addition, as set forth in the Caldwell Separation Agreement, PDG can be issued shares of Company common stock in lieu of the PDG Payments.  During the year ended December 31, 2010, the Company made PDG Payments totaling of $75,000.

Amounts due to related parties at December 31, 2010, included in current liabilities, consisted of the following obligations:

	Principal	Interest	Total
Note payable to the former manager of the Ashdown mine for the purchase of a mill, equipment rental and other, with interest at 12%, repaid in 2010	$166,407	$11,830	$178,237
Notes payable to David A. Caldwell, a former Chief Executive Officer of the Company, and Julie K. Caldwell, payable on demand, with interest at 18%, repaid in 2010	40,866	4,513	45,379
Notes payable to Robert P. Martin, former President of the Company, and the Robert P. Martin Revocable Living Trust, payable on demand, with interest at 18%, restructured as part of Debt Settlement and Release Agreement in 2010 (Note 13)	160,524	48,033	208,557

	$367,797	$64,376	$432,173

Note 16:  Gain on Extinguishment of Debt

The Company reached agreement with certain vendors during the year ended December 31, 2010 pursuant to which a net gain on extinguishment of debt of $162,423 was realized.

As discussed in Notes 10 and 14, during the year ended December 31, 2009, the Company restructured a production payment obligation of $1,974,456 to a short-term note payable of $1,000,000, resulting in a gain on extinguishment of debt of $974,456.  Other extinguishment of debt transactions in 2009 resulted in additional gain totaling $58,123.

Note 17:  Stockholders’ Equity

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of December 31, 2010 and 2009, there were no shares of preferred stock outstanding.

In November 2010, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of $0.001 par value common stock from 400,000,000 to 800,000,000 shares.

During the year ended December 31, 2010, the Company issued a total of 48,808,690 shares of its common stock for the following consideration:  30,333,333 shares for cash of $2,650,000; 3,333,333 shares for cash exercise of warrants of $200,000; 3,276,757 shares for accounts payable of $51,346; 939,687 shares for accrued expenses of $58,260; 1,538,462 shares for severance obligation of $100,000; 2,387,118 shares for services of $173,676; and 7,000,000 shares issued for exploration properties of $280,000 (included in exploration and development expenses).  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the year ended December 31, 2010, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

December 2010, the Company closed a private placement of 24,000,000 units at $0.10 per unit, with each unit comprised of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, for which the Company received aggregate gross proceeds of $2,400,000.  The warrants are exercisable for a period of two years at an exercise price of $0.15 per share.

In connection with the issuance of common stock for cash in February 2010, the Company issued a warrant to an investor for the purchase of 3,333,333 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of one year.  In November 2010, the investor exercised all of the warrants, with proceeds to the Company of $200,000.

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

The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the year ended December 31, 2010, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.  For the year ended December 31, 2009, a gain of $50,000 on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

In September 2010, the Board of Directors of the Company approved a stock buyback plan whereby the Company would repurchase an aggregate of up to 20% of its outstanding common stock.  The repurchases are to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  The repurchase program is expected to continue over a twelve month period unless extended or shortened by the Board of Directors.

During the fourth quarter, the Company repurchased a total of 309,500 treasury shares at market prices at a total cost, including commissions and fees, of $49,510.  The shares were not retired as of December 31, 2010 and are shown as treasury stock, at cost, in the accompanying balance sheet.  The ultimate disposition of the shares repurchased has not been determined.

Note 18:  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2010 and 2009 was $21,439 and $62,387, respectively.  There was no stock compensation expense capitalized during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, options to purchase a total of 200,000 shares of the Company’s common stock were issued to directors with exercise prices ranging from $0.04 to $0.045 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.04 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	138.35%
Risk-free interest rate	1.91%
Expected life of options	5 years

The following table summarizes the stock option activity during the year ended December 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	6,137,273	$0.21
Granted	200,000	$0.04
Exercised	-	$-
Expired or cancelled	(1,922,273)	$0.15

Outstanding at December 31, 2010	4,415,000	$0.22

Options vested and exercisable at December 31, 2010	4,415,000	$0.22	1.47	$ 86,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.21 per share as of December 31, 2010 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2010, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the statements of operations.

Note 19:  Stock Warrants

A summary of the status of the Company’s stock warrants as of December 31, 2010 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2009	26,248,926	$ 0.04

Granted	34,333,333	$ 0.12
Exercised	(3,333,333)	$ 0.06
Canceled / Expired	(13,748,926)	$ 0.06

Outstanding, December 31, 2010	43,500,000	$ 0.10

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2010:

Expiration Date	Price	Number

2011	$ 0.03	11,000,000
2011	$ 0.01	1,500,000
2012	$ 0.15	24,000,000
2015	$ 0.05	7,000,000

		43,500,000

In connection with the issuance of common stock for cash in December 2010, the Company issued warrants to purchase 24,000,000 shares of common stock at an exercise price of $0.15 per share, exercisable for a period of two years.

See Note 6 for a discussion of warrants to purchase a total of 7,000,000 common shares issued in July 2010 for exploration mineral properties.

In connection with the purchase of shares of the Company’s common stock in February 2010, the Company issued warrants to an investor to purchase 3,333,333 common shares of the Company at an exercise price of $0.06 per share.  In November 2010, the investor exercised all of the warrants, with proceeds to the Company of $200,000.

On September 24, 2010, the Company entered into a letter agreement (“Agreement”) with Crestview Capital Master, LLC (“Crestview”) whereby the Company had an option to repurchase 20,000,000 warrants of the 23,000,000 warrants currently held by Crestview with an exercise price of $0.03 per share (the “Warrants”), issued as of February 6, 2009 in connection with that certain Bridge Loan and Debt Restructuring Agreement, dated January 30, 2009 (the “Restructuring Agreement”).  See Note 14.

Pursuant to the Agreement, the Company had the option (“Option”) to purchase 20,000,000 of the Warrants for a period of 45 days from the date of the Agreement (the “Option Period”) for a purchase price of no less than $0.0285 per share.  In consideration for the Option, the Company made a payment to Crestview of $10,000.

In accordance with the terms of the Agreement, the Company paid Crestview a deposit of $50,000 in October 2010 because the closing price of the Company’s common stock reached or exceeded $0.06 per share, as quoted by the OTC Bulletin Board, during the Option Period.  The deposit is non-refundable and will be applied to the ultimate exercise of the Option and repurchase of certain of the Warrants, but will be retained by Crestview despite any election by the Company not to exercise the Option.

On December 2, 2010, the Agreement was amended to reduce the Option to 15,000,000 Warrants and to extend the Option Period to December 15, 2010.  On December 15, 2010, the Company exercised its option to purchase 15,000,000 Warrants at $0.285 per Warrant and paid Crestview $375,000 (total exercise price of $427,500 less deposit of $50,000).

Additionally, on December 15, 2010, the Company assigned an option to purchase 3,000,000 Warrants to Richmond Partners Master Limited (“Richmond”) in exchange for a payment by Richmond to the Company of $0.125 per Warrant, or $375,000.  The Company retired the remaining 12,000,000 Warrants.  The expiration date of the 8,000,000 Warrants held by Crestview and the 3,000,000 Warrants held by Richmond was extended to December 15, 2011, and the Warrants otherwise remain in full force and effect according to their terms.  The Company also recorded additional interest expense and an increase to additional paid-in capital of $69,235 as a result of the extension of the expiration date of the Warrants.

The net cost to the Company of purchasing and retiring 12,000,000 Warrants, net of the $375,000 payment received from Richmond, was $62,500, which amount has been recorded as a reduction of additional paid-in capital in the financial statements.

Note 20:  Ra Resources Acquisition Agreement

On October 6, 2010, the Company entered into a definitive Acquisition Agreement (“Acquisition Agreement”) between the Company, Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”) and 2259299 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario and a wholly-owned subsidiary of the Company formed for the purpose of effecting the transactions contemplated by the Acquisition Agreement (“Newco”).  Pursuant to the terms of the Acquisition Agreement, the Company will acquire 100% of the outstanding securities of Ra (the “Acquisition”) by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (“OBCA”), in consideration for the issuance to the shareholders of Ra of such number of shares of Company common stock (the “GPXM Shares”) as determined by an exchange ratio of 3.5 GPXM Shares for every 1 share of Ra common stock outstanding.  As of the date of the Acquisition Agreement, there were 5,925,000 shares of Ra common stock issued and outstanding.  In no event will the number of GPXM Shares issued in consideration for the Acquisition exceed 45,722,880.  Currently, Ra owns a 100% interest in four gold and base metal exploration properties within the Shining Tree mining district of northeastern Ontario.

Upon the Closing (as defined below) of the Acquisition Agreement, the Acquisition shall occur via the amalgamation, or merger, of Ra and Newco, which shall form one new corporation under the provisions of the OBCA, referred to as “Amalco.”  All of the properties, assets, rights, privileges and franchises of each of Ra and Newco will continue to be the properties, assets, rights, privileges and franchises of Amalco, and Amalco will similarly succeed to any liabilities thereof.  Amalco will then be a wholly-owned subsidiary of the Company.  Among other conditions, the closing of the Acquisition was conditioned upon the receipt of approval of the shareholders of Ra in accordance with the OCBA, which approval was received on December 16, 2010, as well as any necessary corporate approvals of both parties, certification of the accuracy of representations and warranties of the parties, any necessary regulatory approvals and certain other customary closing conditions (the “Closing”).  The Closing was to occur no later than November 30, 2010 (the “Outside Date”).  The Acquisition Agreement may be terminated prior to the Closing upon the mutual written consent of the parties, based on a misrepresentation, breach or non-performance by the breaching party of any representation, warranty or covenant that could reasonably be expected to have a material adverse effect on the terminating party, by either party for the other’s failure to satisfy the necessary conditions to Closing, or if the Closing has not occurred by the Outside Date.  As of December 31, 2010, Canadian regulatory approval for the Acquisition had not been received and the Acquisition had not been reflected in the Company’s financial statements.  Although the parties anticipate regulatory approval will be received, there can be no assurance that the Closing will occur.

Upon closing of the Acquisition agreement, the Company will own a 100% interest in four gold and base metal exploration properties in the Shining Tree Mining District in Ontario, Canada.  Through December 31, 2010, the Company had incurred expenses related to the Acquisition totaling $164,928, which expenses were included in exploration and development expenses in the statement of operations for the year ended December 31, 2010.

Note 21:  Salwell International Binding MOU; Peru Properties

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

As of December 31, 2010, the parties had not completed definitive agreements and have mutually agreed to extend the date to enter into the definitive agreements.

Through December 31, 2010, in anticipation of completing definitive agreements, the Company had incurred expenses related to the Peru Properties totaling $952,334, which expenses were included in exploration and development expenses in the statement of operations for the year ended December 31, 2010.  Included in the expenditures was $400,000, agreed by the parties to be allocated as follows:  (a) $100,000 as a non-refundable purchase of a 45-day option related to the Porvenir Properties; and (b) $300,000 as a non-refundable deposit to be applied to the acquisition cost of the Gold Properties.  Definitive agreements are expected to include, among other terms, that in exchange for an 80% profits interest in the Porvenir Properties, the Company will make payments to Salwell (in addition to the $100,000 previously expended), of $50,000 per month for 12 months commencing on the first of the month following the signing of the definitive agreement, and $25,000 a month for an additional six months, plus the issuance to Salwell of such number of shares of Company common stock equal to $500,000 priced at the 10-day trailing average volume weighted average price beginning from the closing price on the date of the MOU.  It is contemplated that upon completion of the Company’s payment obligations in consideration for its 80% profits interest, Salwell shall retain a 20% profits interest in the Porvenir Property.  The parties agreed to enter into definitive agreements with respect to the Porvenir Property within 30 days of the date of the MOU.  The Company is in discussions to extend the date to enter into the definitive agreement.

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

On October 28, 2010, the Company announced that the Alliance had secured a milling facility in southern Peru to process the molybdenite currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.  In anticipation of completing definitive agreements, through December 31, 2010, the Company had incurred milling costs totaling $33,345, which costs were included in costs of mining operations in the statement of operations for the year ended December 31, 2010.

Note 22:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2010	2009

Income tax (provision) benefit at statutory rate	$(870,951)	$951,574
Adjustments to net operating loss carry forward	(324,176)	1,280
Stock or warrants issued for services and expenses	(348,561)	(152,593)
Other	50,182	68,947
Change in valuation allowance	1,493,506	(869,208)

	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$9,932,709	$10,906,860
Accrued expenses	93,081	391,615
Mineral properties	760,550	170,947
Depreciation	(25,329)	64,008
Stock-based compensation	144,831	137,542
Allowance for doubtful accounts	29,580	29,580
Investment in LLC	298,117	-
Reclamation obligation	-	1,026,493
	11,233,539	12,727,045
Less valuation allowance	(11,233,539)	(12,727,045)

Net deferred taxes	$-	$-

At December 31, 2010, the Company has a net operating loss carry forward available to offset future taxable income of approximately $29,214,000, which will begin to expire in 2011.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

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

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations under general and administrative expenses.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, but in no state or local jurisdictions since all operations are currently conducted in the State of Nevada, which does not have a corporate income tax.  The Company recently commenced operations in Peru and also has immaterial operations in Canada.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2010 are subject to examination.

Note 23: Consulting and Employment Agreements

Thomas Klein

On October 4, 2010, the Company entered into a Consulting Agreement (the “Klein Consulting Agreement”) with Thomas Klein, whereby Mr. Klein is to provide services to the Company in his role as Chief Executive Officer (“CEO”) of the Company.  Mr. Klein was appointed as the Company’s CEO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CEO, the Company has agreed to pay Mr. Klein $165,000 per year as well as provide a $96,250 payment upon signing the Consulting Agreement.  Mr. Klein’s compensation will be reviewed annually by the Company’s Compensation Committee, or by the full Board of Directors serving in such capacity.  The Consulting Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Consulting Agreement, and allows for Mr. Klein to participate in certain Company incentive and benefit plans.

Further, on October 4, 2010, as approved by the Company’s Board of Directors, the Company and Mr. Klein agreed to an amendment of Mr. Klein’s compensation arrangement then in effect, whereby the Company issued 887,118 shares of its common stock in payment of $55,001 in deferred salary owed to Mr. Klein.  The shares were issued at a price equal to $0.062 per share, the closing market price of a share of the Company’s common stock on October 1, 2010.

Pursuant to the prior consulting agreement, Mr. Klein received 1,500,000 warrants to purchase Company common stock for his services in acquiring financing for the Company and the retirement of the Company’s existing debt.  The warrants were fully vested, had an exercise price of $0.0079 per share, and were exercisable through February 6, 2011.  The warrants were exercised by Mr. Klein subsequent to December 31, 2010 (see Note 28).

Robert P. Martin

The Company entered into an Employment Agreement with Robert P. Martin, former President of the Company and current Chairman of the Board of Directors, on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, Mr. Martin currently receives at an annual salary of $135,000.  Portions of Mr. Martin’s salary were deferred during 2010 and 2009.  The deferred salary payable at December 31, 2009 was included in accrued liabilities in the accompanying balance sheets (see Note 8).

On October 4, 2010, as approved by the Company’s Board of Directors, the Company and Robert Martin, agreed to an amendment of Mr. Martin’s current compensation arrangement currently in effect, as set forth in that certain Employment Agreement between Mr. Martin and the Company dated March 8, 2006, as amended and supplemented by that certain Supplemental Compensation Agreement dated May 18, 2009 and that certain Debt Settlement Agreement dated April 2, 2010 (collectively, the “Martin Compensation Arrangement”).  In consideration of $48,750 in deferred salary owed to Mr. Martin pursuant to the Martin Compensation Arrangement, the Company issued 786,290 shares of the Company’s common stock to Mr. Martin at a price equal to $0.062 per share, the closing market price of a share of the Company’s common stock on October 1, 2010.

J. Roland Vetter

On July 1, 2010, the Company entered into a Consulting Agreement (the “Vetter Agreement”) with J. Roland Vetter, whereby Mr. Vetter is to provide services to the Company in his role as Chief Financial Officer (“CFO”) of the Company.  Mr. Vetter was appointed as the Company’s CFO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CFO, the Company agreed to pay Mr. Vetter $2,500 per month as well as provide a $10,000 payment upon signing the Vetter Agreement, such compensation to be reviewed annually by the Company’s Compensation Committee.  The Vetter Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Vetter Agreement, and allows for Mr. Vetter to participate in certain Company incentive and benefit plans.

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

As compensation for providing such consulting services, the Company has agreed to issue Uptick 250,000 shares of the Company’s common stock per month during the term of the Uptick Agreement.  Through December 31, 2010, the Company issued Uptick a total of 1,500,000 shares of its common stock.

Note 24:  Debt Settlement and Release Agreement

On August 19, 2010, the Company entered into a Debt Settlement and Release Agreement (the “Aveson Agreement”) with Kent Aveson, then a member of the Company’s Board of Directors.  Pursuant to the terms of the Aveson Agreement, Mr. Aveson has agreed to release the Company from any and all obligations, claims and liabilities related to that certain debt owed to him pursuant to his employment agreement with the Ashdown LLC, which debt the Company agreed to assume upon the completion of the sale of its interest in the Ashdown LLC., in consideration for the payment by the Company of the total sum of $33,881.  The Company agreed to pay Mr. Aveson the obligation as follows: (i) a cash payment of $11,201 upon entering into the Aveson Agreement; and (ii) monthly payments in the amount of $1,890 commencing on September 1, 2010 and ending on August 1, 2011.

Note 25:  Commitments and Contingencies

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease that expires July 31, 2011. The monthly rent is based on an escalating scale based on an average increase of $0.03 per square foot on each anniversary date.  In addition, the Company leases office equipment and drilling equipment.

The following is a schedule, by years, of the future minimum lease payments under operating leases, as of December 31, 2010.

2011	$255,056
2012	175,828
2013	14,525

Total	$445,409

Rental expense for all operating leases was $291,626 and $288,028 for the years ended December 31, 2010 and 2009, respectively.

Legal Matters

Tetra Financial Group, LLC – On January 29, 2009, Tetra Financial Group, LLC (“Tetra”) filed a complaint in the Third District Court of Utah in Salt Lake County against the Ashdown Project, LLC, the Company, Win-Eldrich Mines Limited and certain principals of each company, claiming the breach of a lease agreement for the lease of two ten-ton hauler trucks.  In February 2010, a settlement agreement was reached with Tetra requiring payments to be made by the Ashdown Project, LLC and resulting in no material financial impact to the Company.  Further, pursuant to a partially binding LOI entered into with WEG regarding the potential settlement of the outstanding note the Company holds by WEG (see Note 28), the Company anticipates that WEG will assume full responsibility for any liabilities resulting from the dispute with Tetra, however, there can be no assurance that the promissory note will be settled under these terms.

DMC-Dynatec Mining Services Corporation - On February 13, 2009, DMC Mining Services Corporation filed a complaint against the Company and the Ashdown Project, LLC in the U.S. District Court, District of Nevada (Reno), claiming approximately $108,448 due for mechanic’s labor based on a service contract.  A default judgment as to both the Company and the Ashdown LLC was entered on July 26, 2009, which obligation was expressly assumed by WEG in connection with the closing of the sale of the Company’s interest in the Ashdown LLC on May 13, 2009.  As of the date of this Report, it is the understanding of the Company that WEG has negotiated a settlement with DMC Mining with respect to such obligation and that the Company will be indemnified and held harmless for any liability or obligation to DMC Mining in connection with the sale of the Company’s interest in the Ashdown LLC.

Donald Prahl – On November 5, 2010, the Company received a demand for arbitration from its former Chief Operating Officer, Donald Prahl, in connection with his Employment Separation and Severance Agreement, dated July 28, 2009.  The demand seeks arbitration with respect to alleged severance payments amounting to issuance of 4,341,164 shares of the Company’s common stock and an amount equivalent to one year of his prior base salary of $125,000 as severance pay.  The Company is seeking to resolve this matter amicably and although it is uncertain of the outcome, the Company does not anticipate a material impact to its results of operation or financial condition as a result of the demand for arbitration.

Note 26:  Related Party Transactions

As more fully discussed in Note 11, on September 26, 2005, the Company entered into a Production Payment Purchase Agreement with Ashdown Milling.  Robert Martin, President of the Company, and Kenneth Ripley, a former Chief Executive Officer of the Company, were members, managers, and lead investors in Ashdown Milling.  A total of $1,500,000 was advanced to the Company pursuant to this agreement, of which $904,567 was recorded as a production payment obligation – related parties.  The Company repaid the $904,567 obligation in 2007 and 2008.  Including the $904,567 obligation, the total amount of the production payment to be paid to Ashdown Milling was equal to a 12% net smelter returns royalty on the minerals produced from the mine until an amount equal to 240% of the total purchase price has been paid.  The Company subsequently bought out the member interests of two members of Ashdown Milling, thereby extinguishing its production payment obligation.  Amounts paid to Ashdown Milling members in excess of the original obligation recorded of $904,567 have been reported as royalties expense.  Royalties expense to related parties for the years ended December 31, 2010 and 2009 totaled $489,002 and $70,090, respectively.

As more fully discussed in Note 15, certain officers and former officers of the Company have advanced funds to the Company in the form of interest-bearing promissory notes or restructured other obligations resulting in interest-bearing promissory notes payable.  In addition, the Company had a note payable to a former employee and the former manager of the Ashdown mine resulting from the acquisition of the mill at the Ashdown mine and for rental payments and other amounts owed.  These obligations, including accrued interest payable, totaled $599,741 ($373,635 included in long-term liabilities) at December 31, 2010 and $432,173 at December 31, 2009.

As discussed in Note 3, the Company incurred fees to Thomas Klein, Chief Executive Officer of the Company, of $618,256 in connection with the formation of the Mineral Ridge LLC.

As discussed in Note 23, the Company has entered into certain consulting and employment agreements with its officers and directors and has issued shares of its common stock in payment of certain compensation obligations to these individuals.

As discussed in Note 8, the Company had deferred compensation payable to officers or former officers totaling $ 1,212 and $636,358 at December 31, 2010 and 2009, respectively.

Note 27:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2010 and 2009, the Company made no cash payments for income taxes.

During the years ended December 3, 2010 and 2009, the Company made cash payments for interest of $241,222 and $57,852, respectively.

During the year ended December 31, 2010, the Company had the following non-cash financing and investing activities:

•	Decreased accounts payable by $51,346, increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

•	Increased additional paid-in capital and decreased amounts due related parties by $92,081.

•	Increased additional paid-in capital and decreased accrued liabilities by $268,570.

•	Decreased accrued expenses by $58,260, increased common stock by $940 and increased additional paid-in capital by $57,320.

During 2009, the Company had the following non-cash financing and investing activities:

•	Decreased production payment obligation and increased long-term debt by $1,000,000.

•	Decreased accounts payable and increased property and equipment by $147.

•	Decreased current portion of long-term debt and increased amounts due to related parties by $4,300.

•	Decreased accounts payable and increased debt by $22,050.

•	Decreased accounts payable by $40,319, increased common stock by $4,069, increased additional paid-in capital by $35,063 and decreased common stock subscribed by $1,187.

•	Decreased amounts due related parties by $50,000, increased common stock by $1,000 and increased additional paid-in capital by $49,000.

•	Decreased additional paid-in capital and common stock subscriptions receivable by $120,000.

Note 28:  Subsequent Events

Notice of Conversion and Note Settlement Agreement

On February 10, 2011, the Company entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with David A. Caldwell, one of the Company’s former officers and directors, with respect to that certain unsecured promissory note (the “Note”) issued to Mr. Caldwell pursuant to an Employment Separation and Severance Agreement dated January 19, 2010 (the “Separation Agreement”) (see Note 15).

As set forth in the Note Settlement, Mr. Caldwell elected to exercise his right to convert 50% of the outstanding balance, resulting in an issuance of 3,126,691 shares of Company common stock (the “Conversion Shares”).  Additionally, Mr. Caldwell and the Company agreed that in settlement of the remaining balance and any further obligations under the Note, in lieu of cash or further conversion into Company common stock at the Note’s maturity date, the Company agreed to transfer certain of the Company’s interests in private securities with no current book value to the Company.

The Company agreed to transfer all of its right, title and interest in: (i) 1,523,292 shares of Black Rock Metals Inc., a privately held Canadian federally registered company (“Black Rock”), currently held in the Company’s name (the “Black Rock Shares”), at a current agreed book value of $0.10 per share based on the most recent sale of an aggregate of 5,300,000 shares by 11 individual shareholders, for an aggregate deemed consideration of $152,329; and (ii) a 1% net smelter return (“NSR”) royalty in favor of the Company on certain mineral properties and leasehold interests in Alaska, pursuant to that certain Royalty Agreement entered into between the Company and Great American Minerals Exploration, Inc., a Nevada company (“GAME”) dated April 26, 1999 at a deemed value of $34,898.  In exchange for the Black Rock Shares and the GAME NSR, the Company will no longer have any obligations to Mr. Caldwell under the Note.  All other terms and conditions of the Separation Agreement remain in full force and effect.

Klein Warrant and Option Exercises

On January 28, 2011, Thomas Klein, CEO of the Company, exercised warrants to purchase 1,500,000 shares of the Company’s common stock at $0.0079 per share for total consideration to the Company of $11,850.  On that same date, Mr. Klein exercised options to purchase 100,000 shares of the Company’s common stock at $0.02 per share for total consideration to the Company of $2,000.

Option Agreement

On March 1, 2011, the Company entered into an option agreement with four individuals to acquire a 100% undivided interest in 61 unpatented mining claim units in North Williams Township in the Province of Ontario, Canada.  In order to maintain in force the working right and option granted to it, the Company must make the following payments to the optionors: down payment on signing the option agreement – cash payment of $20,000 and 100,000 shares of the Company’s common stock; 12 months from signing – cash payment of $40,000 and 100,000 shares of the Company’s common stock; 24 months from signing – cash payment of $80,000 and 100,000 shares of the Company’s common stock; and 36 months from signing – cash payment of $160,000 and 100,000 shares of the Company’s common stock.

Potential Promissory Note Settlement Agreement

On March 4, 2011, the Company entered into a partially binding letter of intent agreement (“LOI”) with WEG with respect to the negotiation of potential settlement terms of that certain outstanding Series A Limited Recourse Secured Promissory Note (the “Note”) made by WEG in favor of the Company in the principal amount of $4,231,925.19 issued to the Company in connection with the sale of its membership interest in the Ashdown LLC to WEG (see Note 3).

Pursuant to the LOI, an understanding and basic outline of terms has been reached between the parties with respect to the potential settlement of the Note whereby the Company would forgive the Note in full, in exchange for: (i) $500,000 in cash; (ii) issuance to the Company of 3,000,000 shares of WEG’s parent company’s (Win-Eldrich Mines Limited, “WEX”) common stock; (iii) assumption in full by WEG of certain obligations, for which the Company is contingently responsible for 50%; (iv) a perpetual 2% net smelter return royalty on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000; and (v) the right of the Company to appoint one individual to the board of directors of WEX..

The parties anticipate entering into a definitive agreement by March 31, 2011 and closing such agreement within six months thereafter.  The closing of such definitive agreement and approval of the Note Settlement Terms will be subject to any necessary regulatory approvals, including TSXV approval, as well as any necessary corporate approvals of the parties.

Further, under the binding portions of the LOI, WEG agrees that unless and until the closing of a definitive agreement occurs, the monthly payments under the Note will commence according to the Note’s original terms on April 1, 2011, such monthly payments to be applied to the cash portion of the Note Settlement Terms upon closing, or applied to the principal and interest on the Note in the event the closing does not occur on or before the outside closing date six months from the date of a definitive agreement, with the Note remaining in full force and effect.

Membership Interest Purchase Agreement

The Company entered into a Membership Interest Purchase Agreement effective March 7, 2011 with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (previously defined as “Salwell”) pursuant to which the Company will acquire Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru (see Note 21).

The Company shall pay Pinnacle $750,000 for the membership interest as follows: (i) a non-refundable deposit of $75,000 no later than two business days after the effective date of the agreement; (ii) a payment of $175,000 no later than two business days after the closing of the agreement (as defined); and the issuance of a promissory note in the principal amount of $500,000, with payments to be made in twelve equal monthly installments on the first of each month commencing on May 1, 2011.

Stock Options and Warrants

On March 15, 2011, the Board of Directors approved the grant of a stock option for 100,000 shares to a new director, exercisable immediately for a period of five years with an exercise price of $0.17 per share.  On that date, the Board of Directors also approved the grant of a warrant for 2,000,000 shares to a consultant, exercisable immediately for a period of one year with an exercise price of $0.06 per share.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc. (1)
3.2	Bylaws of Golden Phoenix Minerals, Inc. (1)
3.3	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc. (2)
3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc. (3)
3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (17)
3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc. (3)
4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc. (3)
4.2	Form of Warrant of Golden Phoenix Minerals, Inc. – April 2007 private placement (5)
4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 private placement (18)
10.1	Year 2002 Supplemental Employee/Consultant Stock Compensation Plan (8)
10.2	Employment Agreement dated March 8, 2006, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin (4)
10.3	Addendum to Employment Agreement dated January 31, 2007, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin (7)
10.4	2006 Non-Employee Director Stock Option Plan (6)
10.5	2007 Equity Incentive Plan (6)
10.6	Agreement and Plan of Merger dated May 21, 2008 (3)
10.7	2008 Executive Stock Compensation Plan (9)
10.8	Consulting Agreement dated January 16, 2009, by and between Golden Phoenix Minerals, Inc. and Thomas Klein (10)
10.9	Consulting Agreement dated April 16, 2009, by and between Golden Phoenix Minerals, Inc. and Allihies Engineering Incorporated and its President, Corby G. Anderson (11)
10.10	Supplemental Compensation Agreement dated May 7, 2009, by and between Golden Phoenix Minerals, Inc. and David Caldwell (12)
10.11	Bridge Loan and Debt Restructuring Agreement dated January 30, 2009, by and between Golden Phoenix Minerals, Inc. and Crestview Capital Master, LLC (13)
10.12	Binding Memorandum of Understanding dated February 28, 2009, by and between Golden Phoenix Minerals, Inc. and Win-Eldrich Gold, Inc. (13)
10.13	Supplemental Compensation Agreement dated May 18, 2009, by and between Golden Phoenix Minerals, Inc. and Robert P. Martin (14)
10.14	Purchase and Sale of LLC Membership Interest Agreement dated May 11, 2009, by and between Golden Phoenix Minerals, Inc. and Win-Eldrich Gold, Inc. (15)
10.15
Global Settlement and Mutual Release of All Claims by All Parties dated May 13, 2009, by and between Golden Phoenix Minerals, Inc., Retrievers, LLC, John Tingue, Kris Tingue, Ashdown Project, LLC, Win-Eldrich Gold, Inc. and Perry Muller (15)

10.16	Employment Separation and Severance Agreement dated January 19, 2010, by and between Golden Phoenix Minerals, Inc. and David Caldwell (16)
10.17	Exploration, Development and Mining Joint Venture Agreement by and between the Company, Scorpio Gold (US) Corporation and Scorpio Gold Corporation, dated December 31, 2009 (19)
10.18	Side Letter Agreement by and between the Company and Crestview Capital Master, LLC, dated January 13, 2010. (19)
10.19	Employment Separation and Severance Agreement by and between the Company and David Caldwell, dated January 19, 2010. (19)
10.20	LLC Operating Agreement by and between the Company and Scorpio Gold (US) Corporation, dated March 10, 2010 (19)
10.21	Promissory Note Modification Agreement between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010 (20)
10.22	Series A Limited Recourse Secured Promissory Note, made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010 (20)
10.23	Series B-1 Limited Recourse Secured Promissory Note, made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. (20)
10.24	Series B-2 Limited Recourse Secured Promissory Note, made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. (20)
10.25	Series C Limited Recourse Secured Promissory Note made by Win-Eldrich Gold, Inc., in favor of the Company, dated April 15, 2010. (20)
10.26	Assignment of Loan Documents between the Company and Kenneth Ripley, dated April 15, 2010. (20)
10.27	Assignment of Loan Documents between the Company and David Pearl, dated April 15, 2010. (20)
10.28	Assignment of Loan Documents between the Company and Earl Harrison, dated April 15, 2010. (20)
10.29	First Amendment to Security Agreement between the Company, Win-Eldrich Gold, Inc. and Ashdown Project, LLC, dated April 15, 2010. (20)
10.30	Membership Interest Purchase Agreement between the Company and those certain members of the Ashdown Milling Company, LLC, dated April 15, 2010. (20)
10.31	Settlement Agreement between the Company and Earl Harrison, dated April 9, 2010. (20)
10.32	Debt Settlement and Release Agreement between the Company and Robert P. Martin, dated April 16, 2010. (20)
10.33	Letter of Intent Agreement between the Company and Mhakari Gold (Nevada), Inc. (Mhakari Nevada Properties excluding Vanderbilt Mine), dated April 16, 2010. (20)
10.34	Letter of Intent Agreement between the Company and Mhakari Gold (Nevada), Inc. (Mhakari Vanderbilt Properties), dated April 16, 2010. (20)
10.35	Option Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 6, 2010. *
10.36	Asset Purchase Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 6, 2010 *
10.37	Consulting Agreement between the Company and J. Roland Vetter, dated July 1, 2010. *
10.38	Debt Settlement and Release Agreement between the Company and Kent Aveson, dated August 19, 2010. (21)
10.39	Letter Agreement between the Company and Crestview, dated September 24, 2010. (22)
10.40	Acquisition Agreement between the Company, Ra Resources Ltd. and 2259299 Ontario Inc., dated October 6, 2010 (24)
10.41	Memorandum of Understanding between the Company and Salwell International, dated October 4, 2010 (24)
10.42	Consulting Agreement between the Company and Thomas Klein, dated October 4, 2010. (24)
10.43	Letter Agreement between the Company and Crestview, dated December 2, 2010 (25)
10.44	Assignment Agreement for portion Option to Repurchase Crestview Warrants dated December 15, 2010. *
10.45	Securities Purchase Agreement, dated December 31, 2010, by and between Golden Phoenix Minerals, Inc. and certain Investors (18)
14	Code of Ethics (26)
21	Subsidiaries of Golden Phoenix Minerals, Inc. (23)
23	Consent of Independent Registered Public Accounting Firm — HJ & Associates, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Section 302*
31.2	Certification of Chief Financial Officer Pursuant to Section 302*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.
(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on December 21, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Form 10-KSB filed with the SEC on April 17, 2006.
(5)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(6)	Incorporated by reference from Form SB-2 filed with the SEC on May 25, 2007.
(7)	Incorporated by reference from Form 8-K filed with the SEC on February 5, 2007.
(8)	Incorporated by reference from Form S-8 filed with the SEC on February 12, 2002.
(9)	Incorporated by reference from Form S-8 filed with the SEC on October 8, 2008.
(10)	Incorporated by reference from Form 8-K filed with the SEC on January 23, 2009.
(11)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(12)	Incorporated by reference from Form 8-K filed with the SEC on May 13, 2009.
(13)	Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2009.
(14)	Incorporated by reference from Form 8-K filed with the SEC on May 22, 2009.
(15)	Incorporated by reference from Form 10-Q filed with the SEC on August 19, 2009.
(16)	Incorporated by reference from Form 8-K filed with the SEC on January 29, 2010.
(17)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(18)	Incorporated by reference from Form 8-K filed with the SEC on January 6, 2011.
(19)	Incorporated by reference from Form 10-Q filed with the SEC on May 24, 2010.
(20)	Incorporated by reference from Form 10-Q filed with the SEC on August 16, 2010.
(21)	Incorporated by reference from Form 8-K filed with the SEC on September 17, 2010.
(22)	Incorporated by reference from Form 8-K filed with the SEC on September 24, 2010.
(23)	Incorporated by reference from Form 10-K filed with the SEC on April 15, 2009.
(24)	Incorporated by reference from Form 10-Q filed with the SEC on November 15, 2010.
(25)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(26)	Incorporated by reference from Form 10-K filed with the SEC on April 9, 2010.