Form 10-Q
period 2011-03-31
GOLDEN PHOENIX MINERALS INC
filed 2011-05-16
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☐                     No ☒

As of May 13, 2011 there were 277,065,591 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Balance Sheets

	March 31, 2011
	(Unaudited)	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$210,791	$1,520,318
Prepaid expenses and other current assets	167,922	208,211
Total current assets	378,713	1,728,529

Property and equipment, net	181,840	198,111

Other assets:
Deposits	50,000	50,000
Note receivable	-	-
Total other assets	50,000	50,000

	$610,553	$1,976,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$231,799	$216,522
Accrued liabilities	457,790	425,863
Current portion of long-term debt	264,094	277,777
Amounts due to related parties	229,749	226,106
Total current liabilities	1,183,432	1,146,268

Long-term liabilities:
Long-term debt	15,084	21,818
Amounts due to related parties	-	373,635
Total long-term liabilities	15,084	395,453

Total liabilities	1,198,516	1,541,721

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 277,065,591 and 271,988,900 shares issued and outstanding, respectively	277,066	271,989
Additional paid-in capital	45,963,076	45,071,867
Treasury stock, 445,361 and 309,500 shares at cost, respectively	(70,922)	(49,510)
Accumulated deficit	(46,757,183)	(44,859,427)
Total stockholders’ equity (deficit)	(587,963)	434,919

	$610,553	$1,976,640

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$-	$-

Operating costs and expenses:
Cost of mining operations	31,641	-
Exploration and evaluation expenses	736,846	50,709
General and administrative expenses	1,105,853	399,959
Depreciation and amortization expense	19,097	18,058

Total operating costs and expenses	1,893,437	468,726

Loss from operations	(1,893,437)	(468,726)

Other income (expense):
Interest and other income	328	-
Interest expense	(9,323)	(78,239)
Foreign currency gain	4,676	53,896
Gain on extinguishment of debt	-	36,901
Loss on disposal of property and equipment	-	(6,322)

Total other income (expense)	(4,319)	6,236

Loss from continuing operations before income taxes	(1,897,756)	(462,490)
Provision for income taxes	-	-

Loss from continuing operations	(1,897,756)	(462,490)

Income (loss) from discontinued operations:
Gain on sale of Mineral Ridge net assets	-	8,986,279
Loss from discontinued operations	-	(74,615)

Income from discontinued operations	-	8,911,664

Net income (loss)	$(1,897,756)	$8,449,174

Other comprehensive income (loss):
Loss from continuing operations	$(1,897,756)	$(462,490)
Income from discontinued operations	-	8,911,664
Net income (loss)	(1,897,756)	8,449,174
Unrealized gain on marketable securities	-	611,207

Other comprehensive income (loss)	$(1,897,756)	$9,060,381

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	-	0.04

Total	$(0.01)	$0.04

Weighted average number of shares outstanding:
Basic	274,447,871	225,606,149
Diluted	274,447,871	236,596,149

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,897,756)	$8,449,174
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(8,911,664)
Depreciation and amortization expense	19,097	18,058
Stock-based compensation	15,067	14,058
Issuance of common stock for services	51,250	-
Issuance of common stock for exploration expenses	18,500	-
Issuance of warrants for services	423,165	-
Loss on disposal of property and equipment	-	6,322
Gain on extinguishment of debt	-	(36,901)
Foreign currency gain	-	(53,896)
Changes in operating assets and liabilities:
Increase in receivables	-	(3,863)
(Increase) decrease in prepaid expenses and other current assets	40,289	(3,627)
Decrease in deposits	-	14,525
Increase (decrease) in accounts payable	29,127	(129,307)
Increase in accrued and other liabilities	39,898	49,969

Net cash used in operating activities	(1,261,363)	(587,152)

Cash flows from investing activities:
Purchase of property and equipment	(2,826)	-

Net cash used in investing activities	(2,826)	-

Cash flows from financing activities:
Purchase of treasury stock	(21,412)	-
Payments of notes payable and long-term debt	(23,926)	(1,289,173)
Net proceeds from the sale of common stock	-	240,000
Payments of severance obligations	-	(65,201)
Payments of amounts due to related parties	-	(40,866)

Net cash used in financing activities	(45,338)	(1,155,240)

Cash flows from discontinued operations:
Net cash used in operating activities	-	(58,966)
Net cash provided by investing activities	-	2,615,000

Net cash provided by discontinued operations	-	2,556,034

Net increase (decrease) in cash	(1,309,527)	813,642
Cash and cash equivalents, beginning of period	1,520,318	94,785

Cash and cash equivalents, end of period	$210,791	$908,427

See accompanying notes to condensed financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Financial Statements
March 31, 2011
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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

As further discussed in Note 3, on March 10, 2010, the Company closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in its Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Mineral Ridge Mine is classified as discontinued operations for all periods presented in the accompanying condensed financial statements.

The interim financial information of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements.  The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.  The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts in the condensed financial statements for the three months March 31, 2010 have been reclassified to conform to the current period presentation.
NOTE 2 - GOING CONCERN

The financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $46,757,183 at March 31, 2011.  The Company’s only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.  The Company will seek funding in the short term primarily from equity financing.  There can be no assurance that the Company will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations and the Company and its joint venture or alliance partners are unable to obtain profitable operations and positive operating cash flows from current mineral projects, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to its 30% interest in the Mineral Ridge LLC, the Company owns the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario Canada and subsequent to the quarter ended March 31, 2011, closed its acquisition of Ra Resources, Inc., which owns a 100% interest in four gold and base metal properties in the Shining Tree District in Ontario, Canada.  In 2010, the Company entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada.  The Company also entered into a binding Memorandum of Understanding by which it may acquire an 80% interest in five gold and molybdenum properties in Peru.  The Company will be required to raise significant additional capital, primarily through the issuance of its common stock, to complete the acquisition of the interests in and further the exploration and evaluation of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

NOTE 3 - INVESTMENT IN MINERAL RIDGE LLC AND DISCONTINUED OPERATIONS

On March 10, 2010, the Company closed the Exploration, Development and Mining Joint Venture Members’ Agreement (the “Members’ Agreement”) entered into on December 31, 2009 with Scorpio Gold Corporation (“Scorpio Gold”) and its US subsidiary, Scorpio Gold (US) Corporation (“Scorpio US”).  At the closing of the Members’ Agreement, the Company sold Scorpio US an undivided 70% interest in the Mineral Ridge Mine for a purchase price of $3,750,000 cash and 7,824,750 shares of common stock of Scorpio Gold with a market value of $5,501,582.  Immediately following the sale, the Company and Scorpio US each contributed their respective interests in the Mineral Ridge Mine to a joint venture formed to own and operate the Mineral Ridge Mine called Mineral Ridge Gold, LLC, a Nevada limited liability company (the “Mineral Ridge LLC”).  The Company also contributed to the Mineral Ridge LLC its interest in the reclamation bonds related to the Mineral Ridge Mine and Scorpio US contributed a net smelter royalty encumbering the Mineral Ridge Mine, which Scorpio US had acquired simultaneously with the closing of the Members’ Agreement.  The Company recorded the common shares of Scorpio Gold at their market value on March 10, 2010 of $5,501,582 and recognized a gain on sale of the 70% interest in the net assets of the Mineral Ridge Mine of $8,986,279 during the three months ended March 31, 2010, comprised of the following:

Cash received	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,129,349
Book value of assets sold	(1,784,652)
Fees to related party	(610,000)

Gain on sale	$8,986,279

The fees on the transaction were paid to Thomas Klein, Chief Executive Officer of the Company.

The contribution of the Company’s 30% interest in the net assets of Mineral Ridge, which was comprised of a net liability of $147,727, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital as follows:

Reclamation liability and accounts payable transferred	$912,578
Book value of assets transferred	(764,851)

Increase in additional paid-in capital	$147,997

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

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of March 31, 2011, the reclamation obligation was estimated by Scorpio Gold at $3,083,516.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, the Company believes the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

The Company has reported the operations of the Mineral Ridge Mine as discontinued operations in the accompanying condensed financial statements for all periods prior to and including the March 10, 2010 date of sale.  No accounts or amounts for the Mineral Ridge Mine are included in the condensed financial statements of the Company subsequent to March 10, 2010.

The accompanying condensed statement of operations for the three months ended March 31, 2010 includes the following:

Revenues	$-

Loss before income taxes	(74,615)
Provision for income taxes	-

Loss from discontinued operations	(74,615)
Gain on sale of Mineral Ridge assets	8,986,279

Income from discontinued operations	$8,911,664

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

Because the book value of the Company’s initial investment in the Mineral Ridge LLC, which was comprised of liabilities in excess of assets, was recorded as a transfer to a related party and recorded as an increase to additional paid-in capital, and because the Company has no obligation to contribute capital to fund the operations of the Mineral Ridge LLC, the carrying value of the investment is recorded at zero.  In accordance with ASC Topic 323, the Company has not recorded its share of the Mineral Ridge LLC net loss for the periods subsequent to March 10, 2010, the date of formation of the Mineral Ridge LLC, because its investment has been reduced to zero and the Company has neither guaranteed obligations of nor otherwise committed to provide further financial support for the Mineral Ridge LLC.

The following presents summary unaudited financial information for the Mineral Ridge LLC as of March 31, 2011:

Current assets	$778,064
Property, plant and equipment	7,963,109
Mineral property	18,801,092
Restricted funds – reclamation obligations	5,744,910
Deferred financing costs	616,000
Total assets	33,903,175
Current liabilities	(928,099)
Asset retirement obligation	(3,083,516)
Members’ Equity	$29,891,560

The Mineral Ridge LLC recorded certain assets, including property, plant and equipment and mineral properties, at estimated fair value upon formation of the Mineral Ridge LLC.  Scorpio US has contributed all capital to fund operations and development, and for the reasons discussed above, the Company has recorded its investment in the Mineral Ridge LLC as of March 31, 2011 and December 31, 2010 at zero, based on historical cost.  As a result, the Company’s 30% share of the members’ equity balance presented in the above summary financial information as of March 31, 2011 differs from the Company’s book value of its investment in the Mineral Ridge LLC.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2011	December 31, 2010

Computer equipment	$74,864	$72,037
Drilling equipment	346,205	346,205
Support equipment	39,932	39,932
Office furniture and equipment	17,872	17,873
	478,873	476,047
Less accumulated depreciation and amortization	(297,033)	(277,936)

	$181,840	$198,111

NOTE 5 – NOTE RECEIVABLE

On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note (the “Note”) was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the Note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of the Note due the Company as of March 31, 2011 was $4,231,925.  The Note accrues interest at a rate of 5.25% per annum, has a maturity date of April 1, 2015, and is payable in 49 monthly payments of approximately $96,142 beginning April 1, 2011.

The Note is secured by the assets and property of the Ashdown LLC as well as 100% of WEG’s ownership interest in the Ashdown LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of March 31, 2011 and December 31, 2010.  The Company did not recognize any gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note.  Any future gain on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.

On March 4, 2011, the Company entered into a partially binding letter of intent agreement (“LOI”) with WEG with respect to the negotiation of potential settlement terms of Note.  Pursuant to the LOI, an understanding and basic outline of terms has been reached between the parties with respect to the potential settlement of the Note whereby the Company would forgive the Note in full, in exchange for: (i) $500,000 in cash; (ii) issuance to the Company of 3,000,000 shares of WEG’s parent company’s (Win-Eldrich Mines Limited, “WEX”) common stock; (iii) assumption in full by WEG of certain obligations, for which the Company is contingently responsible for 50%; (iv) a perpetual 2% net smelter return royalty on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000; and (v) the right of the Company to appoint one individual to the board of directors of WEX.

The parties have not entered into a definitive agreement and the closing of such definitive agreement and approval of the Note Settlement Terms will be subject to any necessary regulatory approvals, including TSXV approval, as well as any necessary corporate approvals of the parties.

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

Subsequent to March 31, 2011, the Company received the April and May monthly payments in accordance with the present terms of the Note.

NOTE 6 – DEBT

The Company’s debt consists of the following at:

	March 31, 2011	December 31, 2010
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	$11,569	$14,625
Note payable to Daimler Chrysler, payable at $806 per month through February 2012, including interest at 13.75%, secured by vehicle	8,278	10,366
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	26,653	29,365
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	-	13,838
Other	4,584	6,816
Accrued interest payable	52,637	49,128

Total	279,178	299,595
Less current portion	264,094	277,777

Long-term portion	$15,084	$21,818

NOTE 7 – AMOUNTS DUE RELATED PARTIES AND SETTLEMENT AGREEMENT

Amounts due to related parties of $229,749 included in current liabilities at March 31, 2011 consisted of a note payable of $215,940 and related accrued interest payable of $13,809 to Robert P. Martin, Chairman of the Board of Directors of the Company, resulting from a Debt Settlement and Release Agreement entered into in April 2010.  The note bears interest at 6.5% and was due December 12, 2010.  At December 31, 2010, amounts due related parties of $226,106 included in current liabilities consisted of the note payable to Mr. Martin of $215,940 and related accrued interest payable of $10,166.

Amounts due related parties of $373,635 included in long-term liabilities at December 31, 2010 consisted of a note payable of $366,623 (the “Caldwell Note”) and related accrued interest payable of $7,012 to David A. Caldwell, a former officer and director of the Company, resulting from an Employment Separation and Severance Agreement entered into in January 2010.  On February 10, 2011, the Company entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with Mr. Caldwell with respect to the Caldwell Note.

As set forth in the Note Settlement, Mr. Caldwell elected to exercise his right to convert 50% of the outstanding balance of the Caldwell Note and accrued interest payable into shares of the Company’s common stock, resulting in an issuance of 3,126,691 shares of the Company common stock (the “Conversion Shares”) valued at $187,227.  Additionally, Mr. Caldwell and the Company agreed that in settlement of the remaining balance and any further obligations under the Caldwell Note, in lieu of cash or further conversion into Company common stock at the Caldwell Note’s maturity date, the Company would transfer certain of the Company’s interests in private securities with no current book value to the Company.

The Company agreed to transfer all of its right, title and interest in: (i) 1,523,292 shares of Black Rock Metals Inc., a privately held Canadian federally registered company (“Black Rock”), currently held in the Company’s name (the “Black Rock Shares”), at a current agreed book value of $0.10 per share based on the most recent sale of an aggregate of 5,300,000 shares by 11 individual shareholders, for an aggregate deemed consideration of $152,329; and (ii) a 1% net smelter return (“NSR”) royalty in favor of the Company on certain mineral properties and leasehold interests in Alaska, pursuant to that certain Royalty Agreement entered into between the Company and Great American Minerals Exploration, Inc., a Nevada company (“GAME”) dated April 26, 1999 at a deemed value of $34,898.  In exchange for the Black Rock Shares and the GAME NSR, the Company will no longer have any obligations to Mr. Caldwell under the Caldwell Note.  All other terms and conditions of the Separation Agreement remain in full force and effect.  The total deemed consideration of $187,227 for these asset transfers to Mr. Caldwell to extinguish the balance of the Caldwell Note and related accrued interest payable has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten (10) years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  As of March 31, 2011 and December 31, 2010, there were no shares of preferred stock outstanding.

During the three months ended March 31, 2011, the Company issued a total of 5,076,691 shares of its common stock, including: 1,600,000 shares upon exercise of options and warrants for accounts payable of $13,850; 3,126,691 shares for amounts due to related parties of $187,227 (Note 7); 100,000 shares for exploration and evaluation expenses of $18,500 and 250,000 shares for services of $51,250.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the three months ended March 31, 2011, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

On September 28, 2010, the Company announced that its Board of Directors approved a Stock Repurchase Program, permitting the Company to repurchase up to an aggregate of 20% of its outstanding common stock over the next 12 months.  The repurchases will be made from time to time in the open market at prevailing market prices or in negotiated transactions off the market.  The Stock Repurchase Program may be extended beyond 12 months or shortened by the Board of Directors.  During the three months ended March 31, 2011, the Company repurchased 135,861 shares of its common stock at a cost of $21,412.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2011 and 2010 was $15,067 and $14,058, respectively.  There was no stock compensation expense capitalized during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011, options to purchase 100,000 shares of the Company’s common stock were issued to a director with an exercise price of $0.17 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.15 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	133.59%
Risk-free interest rate	1.87%
Expected life of option	5 years

The following table summarizes the stock option activity during the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,415,000	$ 0.22
Granted	100,000	$ 0.17
Exercised	(100,000)	$ 0.02
Expired or cancelled	(1,450,000)	$ 0.24

Outstanding, vested and exercisable at March 31, 2011	2,965,000	$ 0.22	1.96	$ 28,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.18 as of March 31, 2011 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2011, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed statements of operations.

NOTE 10 - STOCK WARRANTS

On March 21, 2011, the Company issued a consultant warrants to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share.  The warrants vested 100% upon grant and are exercisable for a period of one year from the date of grant.

During the three months ended March 31, 2011, the Company issued other warrants to purchase a total of 3,000,000 shares of the Company’s common stock to two consultants, with exercise prices ranging from $0.12 to $0.125 per share (see Note 14).

General and administrative expenses for the three months ended March 31, 2011 includes $423,165 consulting expense related to the vested portion of the estimated grant date fair value of these three warrants.  As of March 31, 2011, future consulting expense related to the non-vested portion of the estimated grant date fair value of the warrants was $250,043.

A summary of the status of the Company’s stock warrants as of March 31, 2011 and changes during the three months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2010	43,500,000	$ 0.10

Granted	5,000,000	$ 0.10
Canceled / Expired	-	$ -
Exercised	(1,500,000)	$ 0.01

Outstanding, March 31, 2011	47,000,000	$ 0.10

Warrants vested and exercisable at March 31, 2011	45,250,000	$ 0.10

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at March 31, 2011:

Expiration Date	Price	Number

2011	$ 0.03	11,000,000
2012	$ 0.15	26,000,000
2014	$ 0.12	1,000,000
2014	$ 0.125	2,000,000
2015	$ 0.05	7,000,000

		47,000,000

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2011	2010

Weighted average number of common shares outstanding	274,447,871	225,606,149
Dilutive effect of:
Stock options	-	74,194
Warrants	-	10,915,806

Weighted average number of common shares outstanding, assuming dilution	274,447,871	236,596,149

No stock options and warrants are included in the computation of diluted weighted average number of shares for the three months ended March 31, 2011 because the effect would be anti-dilutive.  At March 31, 2011, the Company had outstanding options and warrants to purchase a total of 49,965,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 12 – RA RESOURCES ACQUISITION

On October 6, 2010, the Company entered into a definitive Acquisition Agreement (“Acquisition Agreement”) between the Company, Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”) and 2259299 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario and a wholly-owned subsidiary of the Company formed for the purpose of effecting the transactions contemplated by the Acquisition Agreement (“Newco”).  Pursuant to the terms of the Acquisition Agreement, the Company will acquire 100% of the outstanding securities of Ra (the “Acquisition”) by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (“OBCA”), in consideration for the issuance to the shareholders of Ra of such number of shares of Company common stock (the “GPXM Shares”) as determined by an exchange ratio of 3.5 GPXM Shares for every 1 share of Ra common stock outstanding.  Currently, Ra owns a 100% interest in four gold and base metal exploration properties within the Shining Tree mining district of northeastern Ontario.  The shareholders of Ra approved the Acquisition on December 16, 2010.  Subsequent to March 31, 2011, the Company closed the Acquisition Agreement and acquired 100% of the outstanding securities of Ra (Note 18) and Ra became a wholly-owned subsidiary of the Company.

During the three months ended March 31, 2011, the Company incurred expenses related to the Acquisition totaling $7,093, which expenses were included in exploration and evaluation expenses in the statement of operations for the three months ended March 31, 2011.

NOTE 13 – MINERAL PROPERTIES

As of March 31, 2011, the Company held interests in or was actively pursuing the following mineral property opportunities:

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

All costs incurred by the Company in connection with the Northern Champion Property, including acquisition costs, have been expensed to exploration and evaluation expenses.  With available funding, the Company plans to take bulk samples for metallurgical and market testing, and to actively explore and delineate molybdenum mineralization on the property.

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

Mhakari Properties

In July of 2010, the Company entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide the Company the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.  The Company entered into an Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for the issuance of 2,000,000 shares of the Company’s common stock as well as warrants to purchase a further 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share, exercisable for a period of five years, with a forced conversion at the option of the Company in the event the 200-day volume weighted average price of the Company’s common stock equals $0.15 per share.  The Company obtained its option to acquire an 80% interest in Coyote Fault in consideration for the issuance of 5,000,000 shares of the Company’s common stock as well as warrants to purchase a further 5,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share, exercisable for a period of five years with the same forced conversion feature.  In addition, to earn its 80% interest in each property, the Company is required to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property, $350,000 in exploration and development expenditures on the Vanderbilt Property over a 48 month period, and a combined minimum of $1,500,000 on both the Coyote Fault and Vanderbilt Properties.  Further, upon satisfaction of certain of the above-referenced milestones (namely, issuances of shares, warrants, and initial expenditure obligations), the Company will receive a 51% interest in the properties in the form of a joint venture with Mhakari, such 51% interest to automatically increase to 80% upon satisfaction of the overall exploration and development expenditure obligation.  Although the Company anticipates completing its obligations necessary to finalize the acquisition of an 80% interest in both properties, there can be no assurance that funds will be available or that the Company will consummate the purchase or the option and earn its full 80% interest in each property.

A total expenditure of $50,000 related to the Mhakari Properties was incurred during the three months ended March 31, 2011, which expenses were included in exploration and evaluation expenses in the statement of operations for the three months ended March 31, 2011.

Salwell International Binding MOU; Peru Properties

On October 4, 2010, the Company entered into a binding Memorandum of Understanding (“MOU”) with Salwell International (“Salwell”), whereby the parties agreed to enter into definitive agreements within 5 business days for the purpose of forming a strategic alliance (“Alliance”) in order to develop certain defined properties as well as to identify, acquire and develop additional mining opportunities in the future within Central and South America.  In particular, the parties agreed upon certain terms and conditions by which the Company may potentially acquire an 80% interest in 5 mining properties in Peru, including the Porvenir molybdenum stockpile, the Porvenir molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

As of March 31, 2011, the parties had not completed definitive agreements and have mutually agreed to extend the date to enter into the definitive agreements.

During the three months ended March 31, 2011, in anticipation of completing definitive agreements, the Company incurred expenses related to the Peru Properties totaling $488,287, which expenses were included in exploration and evaluation expenses in the statement of operations for the three months ended March 31, 2011.  Definitive agreements are expected to include, among other terms, that in exchange for an 80% interest in the Porvenir Properties, the Company will make payments to Salwell of an aggregate of $750,000 in cash, via monthly payments of $50,000 for 12 months commencing on the first of the month following the signing of the MOU, and $25,000 a month for an additional six months, which amount had been satisfied by as of March 31, 2011, plus the issuance to Salwell of such number of shares of Company common stock equal to $500,000 priced at the 10-day trailing average volume weighted average price beginning from the closing price on the date of the MOU.  It is contemplated that upon completion of the Company’s payment obligations in consideration for its 80% interest, Salwell shall retain a 20% interest in the Porvenir Property.

Further, with respect to the Gold Properties, in addition to the amounts previously expended to be applied to the acquisition of an 80% interest in the Gold Properties, the definitive agreement is intended to require an additional investment by the Company of $500,000 in exploration and development expenditures related to such properties within a 12 to 18 month period.

The parties contemplate that in furtherance of the Alliance, the Company will be responsible for financing, management, distribution of profits, formation and maintenance of operating reserves, and accounting on all such properties acquired, while Salwell will be responsible for identifying and delivering viable opportunities within Central and South America to the Company, facilitating operations as reasonably requested and handling any necessary permitting or documentation related to potential property acquisitions.  It is also anticipated that the Company will govern the operations of projects under the Alliance and will have the right to encumber any properties in order to finance their development, along with the right to withdraw from a particular project, with such right then reverting to Salwell.  The parties contemplate that definitive agreements will provide for the ability of the Company to purchase Salwell’s retained 20% interest in a property obtained pursuant to the Alliance for cash and/or shares of the Company’s common stock, for Salwell’s pro-rata share of a net asset value as determined by a qualified feasibility study.  Although the parties anticipate entering into definitive agreements in the near future, there can be no assurance that the Alliance will succeed or that the proposed property acquisitions will be consummated.

On October 28, 2010, the Company announced that the Alliance had secured a milling facility in southern Peru to process the molybdenite currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.  In anticipation of completing definitive agreements, during the three months ended March 31, 2011, the Company incurred milling costs totaling $31,641, which costs were included in costs of mining operations in the statement of operations for the three months ended March 31, 2011.

Option Agreement

On March 1, 2011, the Company entered into an option agreement with four individuals to acquire a 100% undivided interest in 61 unpatented mining claim units in North Williams Township in the Province of Ontario, Canada.  In order to maintain in force the working right and option granted to it, the Company must make the following payments to the optionors: down payment on signing the option agreement – cash payment of $20,000 and 100,000 shares of the Company’s common stock (which payment was made in March 2011 with a total value of $18,500 assigned to the common shares issued); 12 months from signing – cash payment of $40,000 and 100,000 shares of the Company’s common stock; 24 months from signing – cash payment of $80,000 and 100,000 shares of the Company’s common stock; and 36 months from signing – cash payment of $160,000 and 100,000 shares of the Company’s common stock.

A total expenditure of $39,054 related to the North Williams Township mining claims was incurred during the three months ended March 31, 2011, which expenses were included in exploration and evaluation expenses in the statement of operations for the three months ended March 31, 2011.

Membership Interest Purchase Agreement

The Company entered into a Membership Interest Purchase Agreement effective March 7, 2011 with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (previously defined as “Salwell”) pursuant to which the Company will acquire Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.

The Company is to pay Pinnacle $750,000 for the membership interest as follows: (i) a non-refundable deposit of $75,000 no later than two business days after the effective date of the agreement; (ii) a payment of $175,000 no later than two business days after the closing of the agreement (as defined); and the issuance of a promissory note in the principal amount of $500,000, with payments to be made in twelve equal monthly installments on the first of each month commencing on May 1, 2011.

During the three months ended March 31, 2011, the Company paid Pinnacle a total of $125,000, which amount was included in exploration and evaluation expenses in the statement of operations for the three months ended March 31, 2011.

NOTE 14 – CONSULTING AND EMPLOYMENT AGREEMENTS
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

Pursuant to a prior consulting agreement, Mr. Klein received 1,500,000 warrants to purchase Company common stock for his services in acquiring financing for the Company and the retirement of the Company’s existing debt.  The warrants were exercised by Mr. Klein during the three months ended March 31, 2011 (see Note 10).

Robert P. Martin

We entered into an Employment Agreement with Robert P. Martin, former President of the Company and current Chairman of the Board of Directors, on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, during the quarter ended March 31, 2011, Mr. Martin received salary based on an annual salary of $155,000.

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

Uptick Capital, LLC

On July, 1, 2010, the Company entered into a Consulting Agreement (the “Uptick Consulting Agreement”) with Uptick Capital, LLC (“Uptick”), whereby Uptick was to provide consulting services to the Company with regards to the capital structure of the Company, financing options, types of financial instruments to be offered and the identification of possible investors.

The term of the Uptick Consulting Agreement commenced on July 1, 2010 and was terminated and replaced by a new Consulting Agreement (the “2011 Uptick Consulting Agreement”), whereby Uptick would continue to provide similar services.  The 2011 Uptick Consulting Agreement has an initial term of twelve months and may be extended for subsequent terms of twelve months upon mutual written agreement of the parties.

During the three months ended March 31, 2011, the Company issued Uptick 250,000 shares of the Company’s common stock as compensation pursuant to the Uptick Consulting Agreement.

In consideration for services rendered under the 2011 Uptick Consulting Agreement, the Company will pay Uptick a monthly cash fee of $7,500.  In addition, the Company issued Uptick a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share.  The warrants vest 50% on grant, 25% after six months and 25% after twelve months.  The Company is also obligated to issue to Uptick a second three-year warrant to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to a 20% discount to the 20-day trailing average of the Company’s stock price as of the renewal date of the 2011 Uptick Consulting Agreement.  These warrants will vest 50% on grant, 25% after three months and 25% after six months.

San Diego Torrey Hills Capital, Inc.

On January 27, 2011, the Company entered into a Consulting Agreement (the “San Diego Torrey Hills Consulting Agreement”) with San Diego Torrey Hills Capital, Inc. (“San Diego Torrey Hills”), whereby San Diego Torrey Hills is to provide defined investor relations and other financial services.  The San Diego Torrey Hills Consulting Agreement has an initial term of six months and will be automatically extended for a subsequent term of twelve months, unless notified in writing by either party within the initial six month term.  After the initial six month term, either party may terminate the agreement upon thirty (30) days prior written notice.

In consideration for services rendered under the San Diego Torrey Hills Consulting Agreement, the Company will pay San Diego Torrey Hills a monthly cash fee of $6,000.  In addition, the Company issued San Diego Torrey Hills a three-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  The warrants vest 25% on grant, 25% after three months and 50% after twelve months.  The Company is also obligated to issue to San Diego Torrey Hills a second three-year warrant to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to a 20% discount to the 20-day trailing average of the Company’s stock price as of the renewal date of the San Diego Torrey Hills Consulting Agreement.  These warrants will vest 25% on grant, 25% after three months and 50% after six months.

Jeffrey Dahl Consulting Agreement

On March 23, 2011, the Company entered into a Consulting Agreement (the “Dahl Consulting Agreement”) with Jeffrey Dahl (“Dahl”), whereby Dahl is to develop, coordinate, manage and execute a comprehensive corporate finance and business transaction campaign for the Company.  The Dahl Consulting Agreement has an initial term of twelve months and may be extended for subsequent terms of twelve months upon mutual written agreement of the parties.

In consideration for services rendered under the Dahl Consulting Agreement, the Company will issue Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.125 each month of the agreement, beginning April 2011.  The Company will also pay Dahl a defined transaction fee payable in cash for any Company property or project business transaction, previously agreed upon by the Company in writing resulting from Dahl’s provision of services.

NOTE 15 – LEGAL MATTERS
Tetra Financial Group, LLC – No material changes have occurred during the quarter ended March 31, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

DMC-Dynatec Mining Services Corporation - No material changes have occurred during the quarter ended March 31, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

Donald Prahl – No material changes have occurred during the quarter ended March 31, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 16 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2011 and 2010, the Company made no cash payments for income taxes.

During the three months ended March 31, 2011 and 2010, the Company made cash payments for interest of $1,351 and $141,836, respectively.

During the three months ended March 31, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

During the three months ended March 31, 2010, the Company had the following non-cash financing and investing activities:

•	Increased receivables and decreased property and equipment by $18,880.

•	Increased marketable securities and other comprehensive income by $611,207.

•	Decreased accounts payable by $51,346 increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2011 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

NOTE 18 – SUBSEQUENT EVENTS

Ra Resources Acquisition

On April 14, 2011, the Company closed the definitive Acquisition Agreement dated October 6, 2010 with Ra Resources Ltd (Note 12) whereby the Company acquired 100% of the outstanding securities of Ra Resources Ltd by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act.

Promissory Note Payments

The Company received the monthly payment of $96,142 in each of April and May 2011 in accordance with the current terms of the promissory note due from WEG (Note 5).

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

On March 10, 2010, we closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in our Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Mineral Ridge Mine is classified as discontinued operations for all periods presented in the financial statements.

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario Canada and subsequent to the quarter ended March 31, 2011, closed our acquisition of Ra Resources, Inc., which owns a 100% interest in four gold and base metal properties in the Shining Tree District in Ontario, Canada.  Recently, we entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada.  We also entered into a binding Memorandum of Understanding by which we may acquire an 80% interest in five gold, tungsten and molybdenum properties in Peru.

GOING CONCERN UNCERTAINTY

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $46,757,183 at March 31, 2011.  Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.  We will seek funding in the short term primarily from equity financing.  There can be no assurance that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations and we and our joint venture or alliance partners are unable to obtain profitable operations and positive operating cash flows from current mineral projects, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise significant additional capital, primarily through the issuance of our common stock, to complete the acquisition of the interests in and further the exploration and evaluation of each of the mineral properties and prospects discussed above.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and several of these critical accounting policies are as follows:

Property and Equipment.  Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives of the assets, ranging from 5 to 7 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of March 31, 2011 and December 31, 2010, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs.  Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed on the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of March 31, 2011 and December 31, 2010, the Company had no capitalized mineral property acquisition costs.

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

Evaluation expenses relating to the determination of the technical feasibility and commercial viability of a mineral resource, including determining volume and grade of deposits, examining and testing extraction methods, metallurgical or treatment processes, surveying transportation and infrastructure requirements and conducting market and finance studies are expensed as incurred.

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

Closure, Reclamation and Remediation Costs.  Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities.  We periodically review the activities performed on our mineral properties and make estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and make estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed.  Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

As of March 31, 2011 and December 31, 2010, we had no mineral properties or projects for which we were required to estimate and accrue the costs associated with closure, reclamation and environmental reclamation in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.

Property Evaluations and Impairment of Long-Lived Assets.  We review and evaluate the carrying amounts of our mineral properties, capitalized mineral properties development costs, related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable.  Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); operating, capital and reclamation costs; and other factors beyond proven and probable reserves such as estimated market value for the property in an arm’s length sale.  Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties.  It is reasonably possible that changes in circumstances could occur which may affect the recoverability of our properties and long-lived assets.

Note Receivable.  As of March 31, 2011 and December 31, 2010, the note receivable from WEG received in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Revenue Recognition.  Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2011 and December 31, 2010, we have fully reduced our deferred tax assets by recording a valuation allowance.

Stock-Based Compensation and Equity Transactions.  We have stock-based compensation plans, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2010.  In accordance with ASC Topic 718, Compensation – Stock Compensation, we measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2011 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our financial statements.

RESULTS OF OPERATIONS

Sales

Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months ended March 31, 2011 and 2010, however, we had no rental income from our drilling equipment or from any other source.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed statements of operations exclude the operating costs and expenses of the Mineral Ridge Mine due to its classification as discontinued operations.

Cost of mining operations was $31,641 for the three months ended March 31, 2011 and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We anticipate closing agreements that will allow us to obtain an 80% interest in this project in Peru.  We did not incur material costs of mining operations in the three months ended March 31, 2010 that were not included in discontinued operations.

Exploration and evaluation expenses increased significantly during the first three months of the current fiscal year when compared to the first three months of last fiscal year because of our new exploration property projects.  Exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	Three Months Ended March 31,
	2011	2010

Mhakari Properties	$50,000	$-
Porvenir and Peru Properties	488,287	-
Ra Resources	7,093	-
North Williams Township, Ontario	39,054	-
Other	152,412	50,709

Total	$736,846	$50,709

These exploration projects currently do not have proven or probable reserves.

General and administrative expenses were $1,105,853 and $399,959 for the three months ended March 31, 2011 and 2010, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  The increase in general and administrative expenses in the first three months of the current year resulted from support for the development of new exploration property projects and business opportunities, including increased outside consulting fees and travel expenses.

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was comparable and was $19,097 and $18,058, respectively.

Other Income (Expense)

Interest and other income currently is not material to our financial statements, and was $328 and $0 for the three months ended March 31, 2011 and 2010.

Interest expense was $9,323 and $78,239 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in interest expense in the first three months of the current year is due primarily to the overall reduction in our debt.

We reported a foreign currency gain of $4,676 and $53,896 in the three months ended March 31, 2011 and 2010, respectively, resulting from our establishing a bank account in Canada.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in the Canadian bank account and changes in foreign exchange rates.

During the three months ended March 31, 2010, we reported a gain on extinguishment of debt of $36,901.  We had no gain on extinguishment of debt in the three months ended March 31, 2011.

We also reported a loss on disposal of property and equipment of $6,322 in the three months ended March 31, 2010.  We had no gain or loss on disposal of property and equipment in the three months ended March 31, 2011.

Discontinued Operations

We have reported the operations of the Mineral Ridge Mine as discontinued operations in the accompanying condensed financial statements for all periods prior to and including the March 10, 2010 date of sale.  No accounts or amounts for the Mineral Ridge Mine are included in our condensed financial statements subsequent to March 10, 2010.

The accompanying condensed statement of operations for the three months ended March 31, 2010 includes the following:

Revenues	$-

Loss before income taxes	(74,615)
Provision for income taxes	-

Loss from discontinued operations	(74,615)
Gain on sale of Mineral Ridge assets	8,986,279

Income from discontinued operations	$8,911,664

We recognized a gain on sale of our 70% interest in the net assets of the Mineral Ridge Mine of $8,986,279 in the three months ended March 31, 2010, comprised of the following:

Cash received	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,129,349
Book value of assets sold	(1,784,652)
Fees to related party	(610,000)

Gain on sale	$8,986,279

The fees on the transaction were paid to Thomas Klein, Chief Executive Officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $46,757,183 at March 31, 2011.  At March 31, 2011, we had current assets of $378,713 and current liabilities of $1,183,432, resulting in a working capital deficit of $804,719.  Included in current assets at March 31, 2011 were cash and cash equivalents totaling $210,791.

We currently have no significant operating revenues.  As further discussed above, and in the notes to our financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities related to the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, gold and molybdenum projects in Peru, four gold and base metal properties in Ontario, Canada and other projects.  In addition, our general and administrative and support expenses may increase over current levels as we move forward with our planned expansion and development activities.

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

During the three months ended March 31, 2011, we used net cash of $1,261,363 in operating activities, compared to $587,152 net cash used in operating activities during the three months ended March 31, 2010.  After eliminating income from discontinued operations and non-cash income and expense items, the increase in net cash used in operating activities in first three months of the current year compared to the three months ended March 31, 2010 is primarily due our net loss, partially offset by a decrease in prepaid expenses and other current assets of $40,289, and increases in accounts payable of $29,127 and accrued and other liabilities of $39,898.  By comparison, in the three months ended March 31, 2010, we had increases in receivables of $3,863 and prepaid expenses and other current assets of $3,627, a decrease in accounts payable of $129,307, partially offset by a decrease in deposits of $14,525 and an increase in accrued and other liabilities of $49,969.

During the three months ended March 31, 2011, we had net cash used in investing activities of $2,826, comprised of the purchase of property and equipment.  During the three months ended March 31, 2010, we no cash provided by or used in investing activities.

During the three months ended March 31, 2011, net cash used in financing activities was $45,338, comprised of the purchase of treasury stock of $21,412 and payment of notes payable and long-term debt of $23,926.  During the three months ended March 31, 2010, net cash used in financing activities was $1,155,240, comprised of payments of notes payable and long-term debt of $1,289,173, payments of severance obligations of $65,201 and payments of amounts due related parties of $40,866, partially offset by net proceeds from the sale of common stock of $240,000.

During the three months ended March 31, 2010, net cash provided by discontinued operations was $2,556,034, resulting primarily from the cash proceeds from the sale of net assets to Scorpio Gold.

Potential Promissory Note Settlement Agreement

The $4,231,925 balance of the purchase price due us as of March 31, 2011 from WEG from the sale of our membership interest in the Ashdown LLC is in the form of a secured promissory note, bearing interest at 5.25% from April 1, 2011, and payable in monthly payments beginning April 1, 2011 for 49 months until the Maturity date of April 1, 2015.  WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

We received the monthly payment of $96,142 in each of April and May 2011 in accordance with the current terms of the promissory note.

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

As of the date of the filing of this report, the parties have not entered into a definitive agreement.  The closing of such definitive agreement and approval of the Note Settlement Terms will be subject to any necessary regulatory approvals, including TSXV approval, as well as any necessary corporate approvals of the parties.

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

Caldwell Notice of Conversion and Note Settlement Agreement

We entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with David A. Caldwell, a former officer and director of the Company, with respect to a note payable of $366,623 (the “Caldwell Note”) and related accrued interest payable of $7,012 resulting from an Employment Separation and Severance Agreement entered into in January 2010.

As set forth in the Note Settlement, Mr. Caldwell elected to exercise his right to convert 50% of the outstanding balance of the Caldwell Note and accrued interest payable into shares of the Company’s common stock, resulting in an issuance of 3,126,691 shares of the Company common stock (the “Conversion Shares”) valued at $187,227.  Additionally, Mr. Caldwell and the Company agreed that in settlement of the remaining balance and any further obligations under the Caldwell Note, in lieu of cash or further conversion into Company common stock at the Caldwell Note’s maturity date, the Company would transfer certain of its interests in private securities with no current book value to the Company.

We agreed to transfer all of our right, title and interest in: (i) 1,523,292 shares of Black Rock Metals Inc., a privately held Canadian federally registered company (“Black Rock”), currently held in our name (the “Black Rock Shares”), at a current agreed book value of $0.10 per share based on the most recent sale of an aggregate of 5,300,000 shares by 11 individual shareholders, for an aggregate deemed consideration of $152,329; and (ii) a 1% net smelter return (“NSR”) royalty in favor of the Company on certain mineral properties and leasehold interests in Alaska, pursuant to that certain Royalty Agreement entered into between the Company and Great American Minerals Exploration, Inc., a Nevada company (“GAME”) dated April 26, 1999 at a deemed value of $34,898.  In exchange for the Black Rock Shares and the GAME NSR, we will no longer have any obligations to Mr. Caldwell under the Caldwell Note.  All other terms and conditions of the Separation Agreement remain in full force and effect.  The total deemed consideration of $187,227 for these asset transfers to Mr. Caldwell to extinguish the balance of the Caldwell Note and related accrued interest payable has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended March 31, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

DMC-Dynatec Mining Services Corporation - No material changes have occurred during the quarter ended March 31, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.
Donald Prahl – No material changes have occurred during the quarter ended March 31, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In consideration for consulting services provided pursuant to the terms of that certain Consulting Agreement between the Company and Uptick Capital, LLC (“Uptick”), the Company issued Uptick 250,000 shares of its common stock valued at $51,250 on March 4, 2011.

In addition, pursuant to a Consulting Agreement dated February 1, 2011, the Company issued Uptick a three-year warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share.  The warrants vest 50% on grant, 25% after six months and 25% after twelve months.

Further, pursuant to a Consulting Agreement dated January 27, 2011, the Company issued San Diego Torrey Hills a three-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  The warrants vest 25% on grant, 25% after three months and 50% after twelve months.

Pursuant to the terms of that certain Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 between the Company and David A. Caldwell, the Company issued Mr. Caldwell a total of 3,126,691 shares of its common stock on February 14, 2011 for indebtedness of $187,227.

On March 3, 2011, the Company issued 25,000 shares of its common stock to each of Jack Tindale, Larry Salo, Roy Annett and Robin Lowe for an option to acquire a 100% undivided interest in 61 unpatented mining claim units in North Williams Township in the Province of Ontario, Canada, valued at $18, 500.

On March 21, 2011, the Company issued a consultant warrants to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share.  The warrants vested 100% upon grant and are exercisable for a period of one year from the date of grant.

The issuances of common stock and warrants to purchase common stock to these parties were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2011 – January 31, 2011	102,986 (1)	$0.151	102,986	36,003,266
Month #2 February 1, 2011 – February 28, 2011	24,900 (1)	$0.175	24,900	35,978,366
Month #3 March 1, 2011 – March 31, 2011	7,975 (1)	$0.167	7,975	35,970,391
Total	135,861	$0.158	135,861 (2)	35,970,391

(1)           All share purchases of Company common stock during the fiscal quarter ended March 31, 2011 were conducted in open market transactions.
(2)           All share purchases of Company common stock were purchased pursuant to the Company’s Stock Repurchase Program, as publicly announced on September 28, 2010, pursuant to which the Company’s Board of Directors authorized the repurchase of up to 20% of its total issued and outstanding shares of common stock, for a period of up to 12 months, unless otherwise extended or shortened as determined by the Board.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

10.1	Notice of Conversion and Note Settlement Agreement between the Company and David Caldwell dated February 9, 2011. (7)

10.2	Letter of Intent Agreement between the Company and Win-Eldrich Gold, Inc. dated March 4, 2011. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on January 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 16, 2011	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: May 16, 2011	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer