Form 10-Q
period 2011-06-30
GOLDEN PHOENIX MINERALS INC
filed 2011-08-22
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Yes ☐                      No ☒
As of August 19, 2011 there were 329,035,153 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2011
	(Unaudited)	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$90,283	$1,520,318
Prepaid expenses and other current assets	111,268	208,211
Total current assets	201,551	1,728,529

Property and equipment, net	164,519	198,111

Other assets:
Deposits	50,000	50,000
Note receivable	-	-
Total other assets	50,000	50,000

	$416,070	$1,976,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$462,909	$216,522
Accrued liabilities	332,736	425,863
Current portion of long-term debt	260,378	277,777
Amounts due to related parties	233,492	226,106
Total current liabilities	1,289,515	1,146,268

Long-term liabilities:
Long-term debt	12,002	21,818
Amounts due to related parties	-	373,635
Total long-term liabilities	12,002	395,453

Total liabilities	1,301,517	1,541,721

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 322,261,943 and 271,988,900 shares issued and outstanding, respectively	322,262	271,989
Additional paid-in capital	52,649,095	45,071,867
Treasury stock, 675,392 and 309,500 shares at cost, respectively	(104,815)	(49,510)
Accumulated deficit	(53,751,989)	(44,859,427)
Total stockholders’ equity (deficit)	(885,447)	434,919

	$416,070	$1,976,640

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental income	$65,600	$-	$65,600	$-

Operating costs and expenses:
Cost of mining operations	46,529	-	78,170	-
Exploration and evaluation expenses	6,404,733	249,277	7,141,579	299,986
General and administrative expenses	797,567	378,035	1,903,420	777,994
Depreciation and amortization expense	19,201	18,321	38,298	36,379
Royalties	-	489,002	-	489,002

Total operating costs and expenses	7,268,030	1,134,635	9,161,467	1,603,361

Loss from operations	(7,202,430)	(1,134,635)	(9,095,867)	(1,603,361)

Other income (expense):
Interest and other income	5,060	11,121	5,388	11,121
Interest expense	(8,581)	(35,093)	(17,904)	(113,332)
Foreign currency gain (loss)	(1,190)	(209,300)	3,486	(155,404)
Gain on extinguishment of debt	20,000	-	20,000	36,901
Gain (loss) on disposal of property and equipment	50	-	50	(6,322)

Total other income (expense)	15,339	(233,272)	11,020	(227,036)

Loss from continuing operations before income taxes	(7,187,091)	(1,367,907)	(9,084,847)	(1,830,397)
Provision for income taxes	-	-	-	-

Loss from continuing operations	(7,187,091)	(1,367,907)	(9,084,847)	(1,830,397)

Income (loss) from discontinued operations:
Gain on sale of discontinued operations	192,285	4,749	192,285	8,991,028
Loss from discontinued operations	-	(6,604)	-	(81,219)

Income (loss) from discontinued operations	192,285	(1,855)	192,285	8,909,809

Net income (loss)	$(6,994,806)	$(1,369,762)	$(8,892,562)	$7,079,412

Other comprehensive income (loss):
Loss from continuing operations	$(7,187,091)	$(1,367,907)	$(9,084,847)	$(1,830,397)
Income (loss) from discontinued operations	192,285	(1,855)	192,285	8,909,809
Net income (loss)	(6,994,806)	(1,369,762)	(8,892,562)	7,079,412
Unrealized loss on marketable securities	-	(764,099)	-	(152,892)

Other comprehensive income (loss)	$(6,994,806)	$(2,133,861)	$(8,892,562)	$6,926,520

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Discontinued operations	0.00	(0.00)	0.00	0.04

Total	$(0.02)	$(0.01)	$(0.03)	$0.03

Weighted average number of shares outstanding:
Basic	310,358,155	234,328,762	292,470,329	229,991,551
Diluted	310,358,155	234,328,762	292,470,329	240,514,551

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(8,892,562)	$7,079,412
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(192,285)	(8,909,809)
Depreciation and amortization expense	38,298	36,379
Stock-based compensation	15,067	17,421
Issuance of common stock for services	81,291	-
Issuance of common stock for exploration and evaluation expenses	18,500	-
Issuance of warrants for services	582,841	-
Issuance of common stock and options in acquisition allocated to exploration and evaluation expenses	5,946,498
(Gain) loss on disposal of property and equipment	(50)	6,322
Gain on extinguishment of debt	(20,000)	(36,901)
Foreign currency loss	-	155,404
Debt issued for royalty expense	-	489,002
Changes in operating assets and liabilities:
Decrease in receivables	-	15,017
(Increase) decrease in prepaid expenses and other current assets	96,943	(1,226)
Decrease in deposits	-	25,000
Increase (decrease) in accounts payable	260,237	(230,243)
Increase in accrued liabilities	37,097	96,821

Net cash used in operating activities	(2,028,125)	(1,257,401)

Cash flows from investing activities:
Purchase of property and equipment	(4,706)	(4,916)
Proceeds from the disposal of property and equipment	50	-

Net cash used in investing activities	(4,656)	(4,916)

Cash flows from financing activities:
Net proceeds from the sale of common stock	500,000	240,000
Purchase of treasury stock	(55,305)	-
Payments of notes payable and long-term debt	(34,234)	(1,312,453)
Payments of severance obligations	-	(65,201)
Payments of amounts due to related parties	-	(117,203)

Net cash provided by (used in) financing activities	410,461	(1,254,857)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	192,285	(66,038)
Net cash provided by investing activities	-	2,615,000

Net cash provided by discontinued operations	192,285	2,548,962

Net increase (decrease) in cash	(1,430,035)	31,788
Cash and cash equivalents, beginning of period	1,520,318	94,785

Cash and cash equivalents, end of period	$90,283	$126,573

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

On April 14, 2011, the Company, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through June 30, 2011.  All intercompany accounts and balances have been eliminated in consolidation.

The Company completed the sale of 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) on May 13, 2009, and, on March 10, 2010, the Company closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in its Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

The interim financial information of the Company as of June 30, 2011 and for the three months and six months ended June 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2010 have been reclassified to conform to the current period presentation.

NOTE 2 -  GOING CONCERN

The financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $53,751,989 at June 30, 2011.  The Company’s only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the six months ended June 30, 2011, the Company received proceeds of $500,000 from the sale of its common stock under this agreement.  The Company recently announced that, subsequent to June 30, 2011, it had closed a $1 million bridge loan facility and signed a term sheet to obtain a $15.5 million gold stream debt facility, secured by substantially all assets of the Company.  There can be no assurance that the Company will successfully complete the debt facility or that it will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations and the Company and its joint venture or alliance partners are unable to obtain profitable operations and positive operating cash flows from current mineral projects, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to its 30% interest in the Mineral Ridge LLC, the Company owns the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario Canada, and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  In 2010, the Company entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada, and subsequent to June 30, 2011, entered into an option agreement to acquire an 80% interest in claims that are an extension to the Coyote Fault property (referred to as the “Coyote Extension”).  The Company also entered into a definitive Mining Asset Purchase and Strategic Alliance Agreement on June 1, 2011, pursuant to which it shall acquire an 80% interest in five gold and molybdenum properties in Peru.  Subsequent to June 30, 2011, the Company entered into a partially binding Letter of Intent agreement to acquire a 60% interest in a mining property located in Panama, with an option to acquire an additional 20% interest upon meeting certain milestones.

The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration and evaluation of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

NOTE 3 -  ACQUISITION OF RA RESOURCES, LTD

In May 2010, the Company signed a Letter of Intent (“LOI”) to acquire the outstanding common shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”).  The primary assets of Ra were comprised of gold and base metal properties in the Shining Tree District in Ontario, Canada.  The purchase transaction contemplated by the LOI was based on a then $0.05 per share market price of the Company’s common stock, or an estimated total valuation of $1.6 million.

On October 6, 2010, the Company entered into a definitive Acquisition Agreement (“Acquisition Agreement”) between the Company, Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”) and 2259299 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario and a wholly-owned subsidiary of the Company formed for the purpose of effecting the transactions contemplated by the Acquisition Agreement (“Newco”).  The market price of the Company’s common stock on that date was $0.06 per share, for an estimated total valuation contemplated for the Ra acquisition of approximately $1.9 million.  Pursuant to the terms of the Acquisition Agreement, the parties anticipated that the acquisition of Ra would be completed on or before November 30, 2010, however, due to unexpected delays in obtaining regulatory approval, the parties mutually agreed to extend the closing to permit the completion of regulatory approval.

On April 14, 2011, the Company closed the Acquisition Agreement whereby the Company acquired 100% of the 9,326,523 outstanding common shares of Ra by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (the “Acquisition”).  Based on an agreed upon 3.5 for 1 exchange ratio, the Company issued a total of 32,642,831 shares of its common stock to the Ra shareholders.  Further, the Company assumed and exchanged, based on the 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for the issuance by the Company of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of approximately $0.03 per share.  As mutually agreed upon by the parties, the Company also issue 3,264,283 shares of its common stock to a non-related third party as a 10% finder’s fee for introducing the Acquisition.

The Acquisition was approved by the shareholders of Ra at a meeting held on December 16, 2010.  All necessary regulatory approvals were obtained, and each party reaffirmed certain representations, warranties and covenants customary for a transaction of this nature.  All of the properties, assets, rights, privileges and franchises of each of Ra and Newco will continue to be the properties, assets, rights, privileges and franchises of Ra Minerals, Inc., a newly formed, wholly-owned subsidiary of the Company.  These assets are comprised primarily of four gold and base metal properties in the Shining Tree District in Ontario, Canada which are in the exploration stage and have no proven or probable ore reserves.  The Company has assumed certain outstanding obligations of Ra related to ongoing maintenance and working capital expenditures during the period between execution of the Acquisition Agreement and its closing, which obligations are limited to $150,000 pursuant to the Acquisition Agreement.

Hans Rasmussen, who was appointed to the Company’s Board of Directors in March 2011, is a former director and a shareholder of Ra.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Company has used the acquisition method to record the assets acquired and the liabilities assumed at the acquisition date at their estimated fair values.  The total purchase price, based on the $0.163 per share market price of the Company’s common stock on April 14, 2011,  was as follows:

Market value of Company’s common stock issued	$5,320,781
Market value of Company’s common stock issued for finder’s fee	532,078
Estimated value of Company stock options exchanged	93,639

Total equity consideration	5,946,498

Accounts payable assumed	150,000

Total purchase price	$6,096,498

The entire purchase price was allocated to the mineral properties, and in accordance with the Company’s accounting policies, was expensed to exploration and evaluation expenses during the three months and six months ended June 30, 2011 due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.  Because of the protracted delay in obtaining regulatory approval and the completion of other conditions precedent to closing the Acquisition Agreement, the final purchase price measured using the market price of the Company’s common stock on the date of closing significantly exceeded that originally contemplated when the LOI was signed in May 2010.  As a result, a significantly higher amount was recorded for exploration and development expenses for the three months and six months ended June 30, 2011.

Subsequent to April 14, 2011, the Company incurred expenses related to Ra operations totaling $21,048, which expenses were included in general and administrative expenses in the statement of operations for the three months and six months ended June 30, 2011.  No revenues from Ra are included in the accompanying condensed consolidated financial statements.

Selected unaudited pro forma results of operations for the six months ended June 30, 2011 and 2010, assuming the Acquisition had occurred on the first day of each respective period, are presented below:

	Six Months Ended June 30,
	2011	2010

Total revenues	$65,600	$-
Loss from continuing operations	(9,167,088)	(7,994,561)
Income from discontinued operations	192,285	8,909,809
Net income (loss)	(8,974,803)	915,248

Income (loss) per share – basic and diluted:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	0.00	0.03
	$(0.03)	$0.00

NOTE 4 -  DISCONTINUED OPERATIONS AND INVESTMENT IN MINERAL RIDGE LLC

Ashdown LLC

As more fully discussed in Note 6, on May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC, with the purchase price due the Company in the form of a secured promissory note (the “Note”).  The terms of the Note have been subsequently modified in connection with certain debt reduction agreements.   Because of the uncertainty of collecting the Note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying condensed consolidated balance sheets.  The Company did not recognize any gain on disposition of the Company’s interest in the Ashdown LLC attributed to the Note, with any future gain on disposition of the interest in the Ashdown LLC recorded as cash payments are received on the Note.  During the three months ended June 30, 2011, the Company received proceeds from the Note of $192,285, and recognized a gain on sale of discontinued operations of $192,285 in the condensed consolidated statements of operations for the three months and six months ended June 30, 2011. See Note 18, Subsequent Events, for discussion regarding the potential settlement of the Note.

Mineral Ridge LLC

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

The Company currently owns a 30% membership interest in the Mineral Ridge LLC.  Scorpio US owns a 70% membership interest in and is the Manager of the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.  Per the terms of the Member’s Agreement, in the event Scorpio US qualified to increase its ownership interest to 80%, it would also have the option to purchase the Company’s then remaining 20% interest for a period of 24 months following the commencement of commercial production.  Subsequent to June 30, 2011, the Company entered into an Option Agreement with Waterton Global Value, L.P. (“Waterton”), in connection with a bridge loan financing, whereby the Company granted Waterton an option and right of first offer to purchase the Company’s interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred gold ounces at the Mineral Ridge property at the time of acquisition, which option may be exercised no sooner than nine months from the closing of the bridge loan transaction, which option was consented to by Scorpio Gold and Scorpio US.  There can be no assurance that Scorpio US will be successful in its ability to raise sufficient capital to fund the development of the Mineral Ridge Mine and attain a successful level of operations.

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of June 30, 2011, the reclamation obligation was estimated by Scorpio Gold at $3,143,758.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, the Company believes the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

The Company has reported the operations of the Mineral Ridge Mine as discontinued operations in the accompanying condensed consolidated financial statements for all periods prior to and including the March 10, 2010 date of sale.  No accounts or amounts for the Mineral Ridge Mine are included in the condensed consolidated financial statements of the Company subsequent to March 10, 2010.

The accompanying condensed statement of operations for the three months and six months ended June 30, 2010 includes the following for the Mineral Ridge LLC:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Revenues	$-	$-

Loss before income taxes	(6,604)	(81,219)
Provision for income taxes	-	-

Loss from discontinued operations	(6,604)	(81,219)
Gain on sale of Mineral Ridge assets	4,749	8,991,028

Income (loss) from discontinued operations	$(1,855)	$8,909,809

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

The following presents summary unaudited financial information for the Mineral Ridge LLC as of June 30, 2011:

Current assets	$5,535,159
Property, plant and equipment	10,733,042
Mineral property	15,795,118
Restricted funds – reclamation obligations	5,797,293
Total assets	37,860,612
Current liabilities	(6,975,241)
Asset retirement obligation	(3,143,758)
Members’ Equity	$27,741,613

The Mineral Ridge LLC recorded certain assets, including property, plant and equipment and mineral properties, at estimated fair value upon formation of the Mineral Ridge LLC.  Scorpio US has contributed all capital to fund operations and development, and for the reasons discussed above, the Company has recorded its investment in the Mineral Ridge LLC as of June 30, 2011 and December 31, 2010 at zero, based on historical cost.  As a result, the Company’s 30% share of the members’ equity balance presented in the above summary financial information as of June 30, 2011 differs from the Company’s book value of its investment in the Mineral Ridge LLC.

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

In connection with the Company’s $1 million bridge loan agreement with Waterton subsequent to June 30, 2011, and anticipated $15.5 million gold stream debt facility including a further encumbrance granted to Waterton on the Company’s interest in the Mineral Ridge project, and Scorpio’s consent thereto, the Company agreed to release the prior net profits royalty interest recorded against the Mineral Ridge properties in place in the event of default by Scorpio Gold as well as terminate the right of first refusal in furtherance of the mutual security interests granted by both Scorpio US and the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2011	December 31, 2010

Computer equipment	$76,153	$72,037
Drilling equipment	346,205	346,205
Support equipment	39,932	39,932
Office furniture and equipment	17,873	17,873
	480,163	476,047
Less accumulated depreciation and amortization	(315,644)	(277,936)

	$164,519	$198,111

NOTE 6 – NOTE RECEIVABLE

On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note (the “Note”) was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the Note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of the Note due the Company as of June 30, 2011 was $4,076,330.  The Note accrues interest at a rate of 5.25% per annum, has a maturity date of April 1, 2015, and is payable in 49 monthly payments of approximately $96,142 beginning April 1, 2011.

The Note is secured by the assets and property of the Ashdown LLC as well as 100% of WEG’s ownership interest in the Ashdown LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of June 30, 2011 and December 31, 2010.  The Company did not recognize any gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note.  Any future gain on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.  The Company received payments totaling $192,285 in accordance with the present terms of the Note during the three months ended June 30, 2011, and has recorded a gain on sale of discontinued operations of $192,285 during the three months and six months ended June 30, 2011.

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

Subsequent to June 30, 2011, the parties entered into a definitive Termination, Settlement and Release  agreement with respect to the Note (see Note 18).

NOTE 7 – DEBT

The Company’s debt consists of the following at:
	June 30, 2011	December 31, 2010
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	$8,470	$14,625
Note payable to Daimler Chrysler, payable at $806 per month through February 2012, including interest at 13.75%, secured by vehicle	6,124	10,366
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	23,871	29,365
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008,$58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	-	13,838
Other	2,312	6,816
Accrued interest payable	56,146	49,128

Total	272,380	299,595
Less current portion	260,378	277,777

Long-term portion	$12,002	$21,818

NOTE 8 – AMOUNTS DUE RELATED PARTIES AND SETTLEMENT AGREEMENT

Amounts due to related parties of $233,492 included in current liabilities at June 30, 2011 consisted of a note payable of $215,940 and related accrued interest payable of $17,552 to Robert P. Martin, Chairman of the Board of Directors of the Company, resulting from a Debt Settlement and Release Agreement entered into in April 2010.  The note bears interest at 6.5% and was due December 12, 2010.  At December 31, 2010, amounts due related parties of $226,106 included in current liabilities consisted of the note payable to Mr. Martin of $215,940 and related accrued interest payable of $10,166.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  As of June 30, 2011 and December 31, 2010, there were no shares of preferred stock outstanding.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  Upon signing the agreement, the investor purchased 3,333,333 shares of the Company’s common stock for proceeds of $500,000, or $0.15 per share, together with two-year warrants to purchase an equivalent number of shares at an exercise price of $0.20 per share.  The investor was also issued 1,523,210 shares of the Company’s common stock for fees under the terms of the agreement.

During the six months ended June 30, 2011, the Company issued a total of 50,273,043 shares of its common stock, including: 35,907,114 shares in the acquisition of Ra Resources, Ltd. valued at $5,852,859 and allocated to exploration and evaluation expenses; 3,333,333 shares issued for cash of $500,000; 1,543,210 shares for stock issuance costs recorded at par value of $1,543; 1,600,000 shares upon exercise of options and warrants for accounts payable of $13,850; 3,126,691 shares for amounts due to related parties of $187,227 (Note 8); 100,000 shares for exploration and evaluation expenses of $18,500; 250,000 shares for services of $81,291; and 4,412,695 shares for accrued expenses of $95,000.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the six months ended June 30, 2011, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

On September 28, 2010, the Company announced that its Board of Directors approved a Stock Repurchase Program, permitting the Company to repurchase up to an aggregate of 20% of its outstanding common stock over the next 12 months.  The repurchases will be made from time to time in the open market at prevailing market prices or in negotiated transactions off the market.  The Stock Repurchase Program may be extended beyond 12 months or shortened by the Board of Directors.  During the six months ended June 30, 2011, the Company repurchased 365,892 shares of its common stock at a cost of $55,305.  Through June 30, 2011, the Company had repurchased a cumulative total of 675,392 shares of its common stock at a cost of $104,815 under the Stock Repurchase Program.

NOTE 10 –STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended June 30, 2011 and 2010 was $0 and $3,364, and $15,067 and $17,421 for the six months ended June 30, 2011 and 2010, respectively.  There was no stock compensation expense capitalized during the three months and six months ended June 30, 2011 and 2010.

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

In the Ra Resources acquisition (Note 3), the Company assumed and exchanged, based on a 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for the issuance by the Company of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of $0.03 per share, expiring on March 1, 2012.  The Company estimated the value of the 700,000 options issued at $93,639, using the Black-Scholes option pricing model, with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	96.65%
Risk-free interest rate	.25%
Expected life of option	.88 years

The following table summarizes the stock option activity during the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,415,000	$0.22
Granted	800,000	$0.05
Exercised	(100,000)	$0.02
Expired or cancelled	(1,585,000)	$0.25

Outstanding, vested and exercisable at June 30, 2011	3,530,000	$0.18	1.57	$ 105,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.15 as of June 30, 2011 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2011, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations.

NOTE 11 - STOCK WARRANTS

On March 21, 2011, the Company issued a consultant warrants to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share.  The warrants vested 100% upon grant and are exercisable for a period of one year from the date of grant.

During the six months ended June 30, 2011, the Company issued to three consultants other warrants to purchase a total of 3,750,000 shares of the Company’s common stock with exercise prices ranging from $0.12 to $0.125 per share (see Note 14).

General and administrative expenses for the three months and six months ended June 30, 2011 includes consulting expense of $159,677 and $582,841, respectively related to the vested portion of the estimated grant date fair value of these warrants.  As of June 30, 2011, future consulting expense related to the non-vested portion of the estimated grant date fair value of the warrants was $179,931.

The Company also issued warrants to purchase 3,333,333 shares of its common stock in connection with the sale of 3,333,333 shares of common stock for cash of $500,000 in May 2011.  These warrants are exercisable at $0.20 per share through May 26, 2013.

A summary of the status of the Company’s stock warrants as of June 30, 2011 and changes during the six months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2010	43,500,000	$0.10

Granted	9,083,333	$0.14
Canceled / Expired	-	$-
Exercised	(1,500,000)	$0.01

Outstanding, June 30, 2011	51,083,333	$0.11

Warrants vested and exercisable at June 30, 2011	50,583,333	$0.11

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2011:

Expiration Date	Price	Number

2011	$0.03	11,000,000
2012	$0.15	26,000,000
2013	$0.125	750,000
2013	$0.20	3,333,333
2014	$0.12	1,000,000
2014	$0.125	2,000,000
2015	$0.05	7,000,000

		51,083,333

  NOTE 12 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	310,358,155	234,328,762	292,470,329	229,991,551
Dilutive effect of:
Stock options	-	-	-	60,000
Warrants	-	-	-	10,463,000
Weighted average number of common
shares outstanding, assuming dilution	310,358,155	234,328,762	292,470,329	240,514,551

No stock options and warrants are included in the computation of diluted weighted average number of shares for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 because the effect would be anti-dilutive.  At June 30, 2011, the Company had outstanding options and warrants to purchase a total of 54,613,333 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 13-  MINERAL PROPERTIES

As of June 30, 2011, the Company held interests in or was actively pursuing the following mineral property opportunities:

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

The Duff claims block has no historical cost basis to the Company for accounting purposes; therefore, no amounts related to this mineral property are included in the accompanying condensed consolidated financial statements.

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

A total expenditure of $50,000 related to the Mhakari Properties was incurred during the three months ended March 31, 2011 and the six months ended June 30, 2011, which expenses were included in exploration and evaluation expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.

Subsequent to June 30, 2011, the Company entered into an option agreement to acquire an 80% interest in properties that expand upon the Coyote Fault property (see Note 18).

Peru Properties

On June 1, 2011, the Company entered into a definitive Mining Asset Purchase and Strategic Alliance Agreement (the “Agreement”) with Sala-Valc S.A.C., a Peruvian corporation (“SV”), further to that certain binding Memorandum of Understanding dated October 4, 2010 (“MOU”) between the Company and SV, pursuant to which, the Company shall acquire an 80% interest in five certain mining interests and/or groups of mining concessions, as applicable, including rights to use a processing plant and a tungsten and molybdenum stock pile (the “Porvenir Production Property”), as well as certain exploration properties, including the Porvenir tungsten molybdenum exploration property, the Alicia gold exploration property and other related rights, situated in the Puno region of southern Peru, together with two concession groups situated in the La Libertad district in northern Peru, known as the Group of the 8 and Tornitos (collectively referred to as the “Exploration Properties”), (the Porvenir Production Property and Exploration Properties may be collectively referred to herein as the “Peru Properties”).

Pursuant to the terms of the Agreement, a closing was anticipated to occur on or before June 30, 2011, upon the satisfaction of certain conditions and delivery of certain closing deliverables (“Closing”), namely, the parties will each contribute their respective rights and interests in and to the Peru Properties to certain entities to be formed for the purpose of owning and operating the Peru Properties and the mining concessions will be in good standing, among other deliverables.  The Closing had not occurred as of the filing of this report.  In consideration for an 80% interest in the Porvenir Production Property, the Company will pay SV an aggregate of $750,000 (of which amount $400,000 has been previously paid, with the remaining sum to be paid in $50,000 monthly increments from the date of the Agreement) and issue shares of restricted Company common stock equivalent to $500,000, based on a defined price per share, such issuance subject to certain restrictions and 20% incremental releases from an escrow upon successful completion of certain milestones.

Further, in consideration for an 80% interest in the Exploration Properties, the Company previously paid SV the aggregate amount of $300,000.  Pursuant to the Agreement, the Company commits to expend by March 4, 2012, a minimum aggregate amount of $500,000 in exploration, development and/or production work on the Exploration Properties, as it deems appropriate, of which amount $106,746 had been satisfied as of the date of the Agreement.  There is an area of interest encompassing 2 kilometers surrounding each mining concession comprising the Exploration Properties, whereby each individual alliance entity shall have a right of first offer to acquire any opportunities or interests identified by either party within the respective area of interest.

The Company will be the operator of the Peru Properties and will fund operations, in its sole discretion as to determination of the means, amount and timing for exploration and, if economically feasible, production.  In the event the Company expends monies on any individual property included in the Exploration Properties, and reaches a point of positive bankable feasibility study (“BFS”) on such property (“Target Property”), then the Company will have the right to purchase SV’s 20% or other then-existing ownership interest in such Target Property for an amount equal to SV’s then-existing percent ownership interest multiplied by the total net asset value (“NAV”) of such Target Property, with such discount rate as defined within the BFS.

Additionally, the Company will have the right to sell any individual property or to pool its interests and SV’s interests in all of the Exploration Properties in connection with a proposed sale pursuant to a bona fide arm’s length offer, as determined in its sole discretion, and SV will cooperate to effect the sale of all such interest in the applicable Exploration Properties.  In such event, the Company and SV shall share the net profits derived from each and all such sales on the basis of their respective ownership interests.  Further, SV will have 30 calendar days from the date of notice regarding a proposed sale to notify the Company if it elects to acquire the offered interest at the same price and on the same terms and conditions as set forth in the notice.

In anticipation of completing definitive and closing agreements, the Company incurred expenses related to the Peru Properties totaling $157,438 and $520,726 during the three months and six months ended June 30, 2011, respectively, which expenses were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2011.

On October 28, 2010, the Company announced that the Alliance had secured a milling facility in southern Peru to process the molybdenite currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.  In anticipation of completing definitive agreements, during the three months and six months ended June 30, 2011, the Company incurred milling costs totaling $46,529 and $78,170, respectively, which costs were included in costs of mining operations in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2011.

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

A total expenditure of $39,054 related to the North Williams Township mining claims was incurred during the three months ended March 31, 2011, which expenses were included in exploration and evaluation expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.

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

During the three months and six months ended June 30, 2011, the Company paid Pinnacle a total of $75,000 and $200,000, respectively, which amounts were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2011.

Ra Resources

See Note 3 for a discussion of mineral properties obtained in the acquisition of Ra Resources, Ltd.

NOTE 14 -  CONSULTING AND EMPLOYMENT AGREEMENTS

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

Pursuant to a prior consulting agreement, Mr. Klein received 1,500,000 warrants to purchase Company common stock for his services in acquiring financing for the Company and the retirement of the Company’s existing debt.  The warrants were exercised by Mr. Klein during the three months ended March 31, 2011 (see Note 11).

Robert P. Martin

We entered into an Employment Agreement with Robert P. Martin, former President of the Company and current Chairman of the Board of Directors, on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.  Pursuant to these agreements, during the three months ended March 31, 2011, Mr. Martin received salary based on an annual salary of $155,000.  No amounts were paid to Mr. Martin during the three months ended June 30, 2011.

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

Uptick Capital, LLC

On July 1, 2010, the Company entered into a Consulting Agreement (the “Uptick Consulting Agreement”) with Uptick Capital, LLC (“Uptick”), whereby Uptick was to provide consulting services to the Company with regards to the capital structure of the Company, financing options, types of financial instruments to be offered and the identification of possible investors.

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

In consideration for services rendered under the Dahl Consulting Agreement, the Company will issue Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.125 each month of the agreement, beginning April 2011.  The Company will also pay Dahl a defined transaction fee payable in cash for any Company property or project business transaction, previously agreed upon by the Company in writing resulting from Dahl’s provision of services.  The Company issued Dahl warrants to purchase 250,000 shares of the Company’s common stock in each of April, May and June 2011.

NOTE 15 -  LEGAL MATTERS

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended June 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

DMC-Dynatec Mining Services Corporation - No material changes have occurred during the quarter ended June 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

Donald Prahl – On May 26, 2011, the Company entered into a Mutual Release and Share Placement Agreement with Donald R. Prahl, a former employee of the Company, to settle certain disputes and claims arising out of an Employment Separation Agreement dated July 28, 2009 (the “Separation Agreement”).  Pursuant to the original Separation Agreement, the Company issued Mr. Prahl a total of 4,412,695 shares of the Company’s common stock and a cash payment of $10,000.

NOTE 16 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2011 and 2010, the Company made no cash payments for income taxes.

During the six months ended June 30, 2011 and 2010, the Company made cash payments for interest of $2,485 and $187,790, respectively.

During the six months ended June 30, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

•	Increased common stock and decreased additional paid-in capital by $1,543.

•	Increased common stock by $4,413, increased additional paid-in capital by $90,587 and decreased accrued liabilities by $95,000.

During the six months ended June 30, 2010, the Company had the following non-cash financing and investing activities:

•	Increased receivables and decreased property and equipment by $18,880.

•	Decreased marketable securities and increased other comprehensive loss by $152,892.

•	Decreased accounts payable by $51,346 increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

•	Increased additional paid-in capital and decreased amounts due related parties by $92,081.

•	Increased additional paid-in capital and decreased liabilities by $268,570.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  The entity no longer has the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company currently presents the components of other comprehensive income in a single continuous statement for interim periods and will adopt this method for annual financial reporting for the year ending December 31, 2011.

There were no additional new accounting pronouncements issued during the six months ended June 30, 2011 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

NOTE 18 – SUBSEQUENT EVENTS

Santa Rosa LOI

On July 12, 2011, the Company announced its entry into a partially binding Letter of Intent agreement dated July 8, 2011 (“LOI”) with Silver Global, SA, a Panamanian corporation (“Silver Global”) with respect to the Company’s proposal to acquire a 60% interest in Silver Global’s Santa Rosa mining property located in Panama (“Santa Rosa”), with an option to acquire an additional 20% upon meeting certain milestones.  The Company and Silver Global have agreed to a binding exclusivity/standstill period while due diligence is being conducted and definitive agreements are being negotiated.

On July 12, 2011, the Company issued Silver Global a total of 5,555,556 shares of the Company’s common stock, valued at $1,000,000 as a good faith deposit to be held in trust for the proposed transaction.

Further, the parties agreed to use good faith efforts to conclude a deal based on a non-binding outline of terms set forth below and as further detailed in the LOI.  Following a 72-hour fatal flaw due diligence analysis upon receipt of documents and data requested, if the Company proceeds, it shall make an initial non-refundable payment of $500,000 in cash and $500,000 in shares of Company common stock (at a deemed price of $0.18 per share) in consideration for a 45-day period to complete due diligence and definitive agreements, such payments to be applied to the aggregate purchase price set forth below, if the parties conclude definitive agreements.  As a good faith deposit toward the secondary due diligence payment, the Company has issued shares of common stock in Silver Global’s name in an aggregate deemed amount of $1,000,000, based on $0.18 per share, such shares to be held in trust, pending the Company’s determination to proceed with the secondary due diligence and exclusivity period.  In the event the Company does proceed, half of such shares shall be returned for cancellation, with the remaining half to be released to Silver Global and the initial $500,000 cash payment to be made.  If the Company does not proceed, all such shares shall be returned for cancellation.

Under the non-binding terms of the LOI, which are intended to provide the framework for definitive agreements, the Company proposes to acquire a 60% interest in Santa Rosa via a joint venture entity (the “Joint Venture”) in consideration for the following terms and conditions:

•
An aggregate purchase price consisting of $20,500,000 in cash and $4,500,000 in shares of Company common stock (at a deemed value of $0.18 per share, a premium to current market prices) in order to earn-in to a 60% interest in the Joint Venture on a pro rata basis (such cash payment to be paid in $3-5 million tranches over approximately 24 months from signing definitive agreements, upon reaching critical milestones, such as completion of final exploration and environmental impact study, final 43-101 compliant technical report, bankable feasibility study, committed funding and commencement of mining operations, such amounts including the initial due diligence/ exclusivity payment described above).

Additionally, it is expected that Silver Global will receive $50 million in preferential payments (at a rate of 70% of available cash ﬂow net of all expenses) to be paid from gold production following the achievement of commercial production (anticipated to be defined as 4 consecutive quarters of currently estimated plant production capacity of 4,000 ounces of gold per month).

In the event the Joint Venture proceeds as outlined above and the Company earns-in to a full 60% interest and completes the $50 million in preferential payments, definitive agreements are intended to include an option in favor of the Company to buy an additional 20% interest in the project (for total aggregate ownership of 80%) for a purchase price equal to the net asset value of the Santa Rosa property multiplied by Silver Global’s 20% joint venture interest therein (such net asset value anticipated to be determined by an independent mining expert selected by the mutual agreement of the parties, using a 10% discount rate).

On August 8, 2011, the Company announced that it had successfully completed its initial 72-hour due diligence analysis of Santa Rosa and is now proceeding to the secondary due diligence period which is expected to be completed within 45 days.  The Company paid Silver Global a non-refundable cash payment of $500,000, as well as confirmed release from trust of 2,777,778 shares of Company common stock at a deemed aggregate value of $500,000, representing one half of the initial good faith deposit of shares of common stock in Silver Global's name being held in trust.  The remaining shares deposited and held in trust have been returned to the Company for cancellation.

Termination, Settlement and Release Agreement

On August 14, 2011, the Company entered into a definitive Termination, Settlement and Release Agreement (the “Agreement”) with WEG and Win-Eldrich Mines Limited, parent company of WEG (“WEX”) with respect to the settlement of that certain secured promissory note (the “Note”) made by WEG in favor of the Company with a principal balance of $4,076,330 at June 30, 2011 and with a maturity date of April 1, 2015 (see Note 6).  The material terms of the Agreement were contemplated by a partially binding Letter of Intent Agreement dated March 4, 2011 (“LOI”).

Pursuant to the Agreement, upon closing (as discussed below), the Company will forgive the Note in full, in exchange for: (i) the transfer and assignment to the Company of all of WEG’s right, title and interest to 1,250,000 shares of American Mining Corporation common stock (“AMC Shares”) currently held in WEG’s name at a deemed valuation of $0.25 per share, which AMC Shares will be placed in trust for the benefit of the Company until the closing and such additional time period as required under applicable U.S. securities laws for transfer; (ii) issuance to the Company of 3,000,000 shares of WEX common stock (“WEX Shares”); (iii) a perpetual 2% net smelter return royalty (“NSR”) on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000, and the remaining 1% of the NSR may be purchased at a purchase price of no more than $2,000,000; (iv) assumption in full by WEG and complete release of the Company of the outstanding DRC and Tetra liabilities, for which the Company would otherwise be responsible for 50% pursuant to the Purchase Agreement; and (v) the right of the Company to appoint one (1) individual to the board of directors of WEX (collectively, the “Note Settlement Terms”).

A cash portion of the settlement in the amount of $500,000 was initially anticipated.  Of such amount, the Company received $192,285 as the April 2011 and May 2011 payments under the Note, leaving an additional contemplated cash payment of $307,715.  In connection with the Agreement, the parties negotiated and agreed upon the settlement and replacement of such remaining cash portion by the transfer to the Company of the AMC Shares.

The Agreement is subject to certain closing conditions, namely, necessary regulatory approvals, including TSXV approval on behalf of WEX, and is anticipated to close no later than October 31, 2011.  In the event the closing does not timely occur, the Note will continue in effect under its original terms.

Bridge Loan Financing

On August 4, 2011, the Company announced it has closed a $1 million bridge loan facility from Waterton Global Value, L.P. (“Waterton”) to complete the Company’s phase two, 45-day due diligence period for acquiring an interest in the Santa Rosa mining project in Panama.  The Company signed a term sheet with Waterton to obtain a $15.5 million gold stream debt facility to fast track the financing and development of the Santa Rosa project.

The debt facility and bridge loan will be secured by a lien on, and a first priority security interest in, all of the tangible and intangible properties and assets of the Company and its subsidiaries, including its interest in the Mineral Ridge, LLC.

In addition, simultaneously with closing the bridge loan, the Company granted Waterton an option and right of first offer to purchase the Company’s interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred Gold ounces at the Mineral Ridge property at the time of acquisition, which option may be exercised no sooner than nine months from the closing of the bridge loan transaction.

There can be no assurance that the Company will successfully complete the $15.5 million gold stream debt facility.

Mhakari Option Agreement – Coyote Extension

The Company entered into a definitive Option Agreement dated July 25, 2011, with Mhakari Gold (Nevada) Inc. (“Mhakari”), pursuant to which the Company obtained the exclusive option to acquire an 80% interest in that certain property near Silver Peak, Nevada (referred to herein as the “Coyote Extension”) that extends and augments the Coyote Fault property over which the Company similarly has the right to acquire an 80% interest from Mhakari, in the State of Nevada.

To exercise its option, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, of which amount $50,000 will be utilized immediately by Mhakari to exercise 1,000,000 out of the aggregate total 7,000,000 Company common stock purchase warrants currently held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share, with the remaining $35,000 cash payment to be paid within 30 days of the date of the Option Agreement; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of the Company’s common stock and warrants to purchase a further 1,500,000 shares of Company common stock at a strike price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of the Company’s common stock reaches or exceeds $0.30 for a period of sixty-five (65) consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at the Company’s discretion, on the Coyote Fault or Vanderbilt properties (collectively, items (i) – (iii) above referred to as the “Option Purchase Price”).

Upon satisfaction of the Option Purchase Price, the parties shall enter into a joint venture agreement with respect to the Property in which the Company will receive a 80% interest with Mhakari retaining a 20% participating interest and both parties subject to dilution for failure to contribute its respective share of required capital to the joint venture.  Upon signing the Option Agreement, the Company is the designated operator of the Coyote Extension so that it may complete the exploration and development work required to satisfy the option exercise obligations.  The Company will remain operator under the terms of any such joint venture agreement following completion of the Option Purchase Price.

In the event the Company fails to satisfy all of the components of the Option Purchase Price within the specified timeframes, the Option Agreement shall be deemed to have been terminated with all payments and securities issuances forfeited to Mhakari and no interest in the Coyote Extension transferring to the Company.

Further, Mhakari affirmatively covenanted to use its best commercially reasonable efforts to effect the transfer and sale of four million (4,000,000) shares of Company common stock held in Mhakari’s name, to a previously agreed upon third party investor or such third party investor’s designee, at a sale price of no less than $0.145 per share, as soon as reasonably practicable after the date of the Option Agreement (the “Share Sale”), with no obligation to effectuate the Share Sale if not consummated within 30 days despite use of such best efforts.  Mhakari further agreed: (i) immediately after the closing of the Share Sale, but in any event within two (2) months of the date of the Option Agreement, without regard to the Share Sale, to utilize a minimum of two hundred fifty thousand dollars ($250,000), whether from the proceeds of the Share Sale or another source, to exercise five million (5,000,000) of the Existing Warrants at an exercise price of $0.05 per Existing Warrant share; and (ii) upon the date that the next payment of fifty thousand dollars ($50,000) is due to be paid by the Company to Mhakari under the Vanderbilt Purchase Agreement, Mhakari will utilize such $50,000 to exercise a further one million (1,000,000) of the Existing Warrants at an exercise price of $0.05 per Existing Warrant share, and expressly acknowledged that such payment will go toward the purchase price as provided for in the Vanderbilt Purchase Agreement.

Stock Issuances

In July 2011, an investor exercised warrants to purchase 3,000,000 shares of the Company’s common stock for $90,000 cash.

In July and August, the Company issued a total of 995,432 shares of its common stock for cash of $120,000.  Pursuant to the stock purchase agreement discussed in Note 9.

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

We completed the sale of 100% of our ownership interest in the Ashdown LLC on May 13, 2009, and, on March 10, 2010, we closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in our Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario Canada, and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  In 2010, we entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada, and subsequent to June 30, 2011, entered into an option agreement to acquire an 80% interest in claims that are an extension to the Coyote Fault property (referred to as the “Coyote Extension”).  We also entered into a definitive Mining Asset Purchase and Strategic Alliance Agreement on June 1, 2011, pursuant to which we shall acquire an 80% interest in five gold and molybdenum properties in Peru.  Subsequent to June 30, 2011, we entered into a partially binding Letter of Intent agreement to acquire a 60% interest in a mining property located in Panama, with an option to acquire an additional 20% interest upon meeting certain milestones.

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through June 30, 2011.  All intercompany accounts and balances have been eliminated in consolidation.

GOING CONCERN UNCERTAINTY

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $53,751,989 at June 30, 2011.  Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

In May 2011, we entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the six months ended June 30, 2011, we received proceeds of $500,000 from the sale of our common stock under this agreement.  We recently announced that, subsequent to June 30, 2011, we had closed a $1 million bridge loan facility and signed a term sheet to obtain a $15.5 million gold stream debt facility, secured by substantially all assets of the Company.  There can be no assurance that we will successfully complete the debt facility or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations and we and our joint venture or alliance partners are unable to obtain profitable operations and positive operating cash flows from current mineral projects, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration and evaluation of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of June 30, 2011 and December 31, 2010, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs.  Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed on the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of June 30, 2011 and December 31, 2010, the Company had no capitalized mineral property acquisition costs.

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

As of June 30, 2011 and December 31, 2010, we had no mineral properties or projects for which we were required to estimate and accrue the costs associated with closure, reclamation and environmental reclamation in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.

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

Note Receivable.  As of June 30, 2011 and December 31, 2010, the note receivable from WEG received in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments received from WEG in the future will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.

Revenue Recognition.  Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2011 and December 31, 2010, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  The entity no longer has the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We currently present the components of other comprehensive income in a single continuous statement for interim periods and will adopt this method for annual financial reporting for the year ending December 31, 2011.

There were no additional new accounting pronouncements issued during the six months ended June 30, 2011 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

RESULTS OF OPERATIONS

Sales

Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months and six months ended June 30, 2011, we had $65,600 in rental income.  We had no rental income during the three months and six months ended June 30, 2010.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed consolidated statements of operations exclude the operating costs and expenses of the Mineral Ridge Mine due to its classification as discontinued operations.

Cost of mining operations was $46,529 and $78,170 for the three months and six months ended June 30, 2011 and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We anticipate closing agreements that will allow us to obtain an 80% interest in this project in Peru.  We did not incur material costs of mining operations in the three months and six months ended June 30, 2010 that were not included in discontinued operations.

Exploration and evaluation expenses increased significantly during the first six months of the current fiscal year when compared to the same period of last fiscal year because of our new exploration property projects.  In particular, we recorded a total of $6,096,498 in the acquisition of Ra Resources, which amount was higher than anticipated due to the protracted delay in closing this acquisition (see Note 3 to our condensed consolidated financial statements).  Exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Mhakari Properties	$-	$-	$50,000	$-
Porvenir and Peru Properties	232,439	-	720,726	-
Ra Resources	6,106,203	-	6,113,296	-
North Williams Township, Ontario	-	-	39,054	-
Other	66,091	249,277	218,503	299,986

Total	$6,404,733	$249,277	$7,141,579	$299,986

These exploration projects currently do not have proven or probable reserves.

On April 14, 2011, we acquired 100% of the outstanding common shares of Ra by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (the “Acquisition”).  Based on an agreed upon 3.5 for 1 exchange ratio, we issued a total of 32,642,831 shares of our common stock to the Ra shareholders.  Further, we issued 700,000 options to acquire shares of our common stock at an exercise price of approximately $0.03 per share, based on the 3.5 for 1 exchange ratio in exchange for outstanding Ra options.  As mutually agreed upon by the parties, the Company also issue 3,264,283 shares of its common stock to a non-related third party as a 10% finder’s fee for introducing the Acquisition.

We also assumed certain outstanding obligations of Ra related to ongoing maintenance and working capital expenditures during the period between execution of the Acquisition Agreement and its closing, which obligations are limited to $150,000 pursuant to the Acquisition Agreement.

Using the acquisition method to record the assets acquired and the liabilities assumed at the acquisition date at their estimated fair values, the total purchase price was as follows:

Market value of Company’s common stock issued	$5,320,781
Market value of Company’s common stock issued for finder’s fee	532,078
Estimated value of Company stock options exchanged	93,639

Total equity consideration	5,946,498

Accounts payable assumed	150,000

Total purchase price	$6,096,498

The entire purchase price was allocated to the mineral properties, and in accordance with the Company’s accounting policies, was expensed to exploration and evaluation expenses during the three months and six months ended June 30, 2011 due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.

General and administrative expenses were $797,567 and $378,035 for the three months ended June 30, 2011 and 2010, and $1,903,420 and $777,994 for the six months ended June 30, 2011 and 2010, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  The increase in general and administrative expenses in the current year resulted from support for the development of new exploration property projects and business opportunities, including increased outside consulting fees and travel expenses.

Depreciation and amortization expense remained comparable at $19,201 and $18,321 for the three months ended June 30, 2011 and 2010, and $38,298 and $36,379 for the six months ended June 30, 2011 and 2010, respectively.

We recorded royalties expense of $489,002 for the three months and six months ended June 30, 2010 for the non-interest bearing note payable issued to an officer and director to extinguish a portion of the royalty obligation due to the Ashdown Milling Company LLC.  We had no royalties expense for the three months and six months ended June 30, 2011.

Other Income (Expense)

Interest and other income currently is not currently material to our financial statements, and was $5,060 and $11,121 for the three months ended June 30, 2011 and 2010, and $5,388 and $11,121 for the six months ended June 30, 2011 and 2010, respectively.

Interest expense was $8,581 and $35,093 for the three months ended June 30, 2011 and 2010, and $17,904 and $113,332 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in interest expense in the current year is due primarily to the overall reduction in our debt.

We reported a foreign currency loss of $1,190 and $209,300 in the three months ended June 30, 2011 and 2010, respectively, a foreign currency gain of $3,486 for the six months ended June 30, 2011 and a foreign currency loss of $155,404 for the six months ended June 30, 2010, resulting from our establishing a bank account in Canada.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in the Canadian bank account and changes in foreign exchange rates.

During the three months and six months ended June 30, 2011, we reported a gain on extinguishment of debt of $20,000.  During the six months ended June 30, 2010, we reported a gain on extinguishment of debt of $36,901.  We had no gain on extinguishment of debt in the three months ended June 30, 2010.

We reported a gain on disposal of property and equipment of $50 during the three months and six months ended June 30, 2011.  We also reported a loss on disposal of property and equipment of $6,322 in the six months ended June 30, 2010.  We had no gain or loss on disposal of property and equipment in the three months ended June 30, 2010.

Discontinued Operations

We completed the sale of 100% of our ownership interest in the Ashdown LLC on May 13, 2009, and, on March 10, 2010, we closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in our Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.  No accounts or amounts for the Mineral Ridge Mine are included in our condensed consolidated financial statements subsequent to March 10, 2010.

During the three months and six months ended June 30, 2011, the Company received proceeds of $192,285 from the promissory note issued in the sale of our ownership interest in the Ashdown LLC, and we recognized a gain on sale of discontinued operations of $192,285 in the condensed consolidated statements of operations for the three months and six months ended June 30, 2011.

The accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2010 includes the following for the Mineral Ridge LLC:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Revenues	$-	$-

Loss before income taxes	(6,604)	(81,219)
Provision for income taxes	-	-

Loss from discontinued operations	(6,604)	(81,219)
Gain on sale of Mineral Ridge assets	4,749	8,991,028

Income (loss) from discontinued operations	$(1,855)	$8,909,809

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

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $53,751,989 at June 30, 2011.  At June 30, 2011, we had current assets of $201,551 and current liabilities of $1,289,515, resulting in a working capital deficit of $1,087,964.  Included in current assets at June 30, 2011 were cash and cash equivalents totaling $90,283.

We currently have no significant operating revenues.  As further discussed above, and in the notes to our financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities related to the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, gold and molybdenum projects in Peru, four gold and base metal properties in Ontario, Canada, the Santa Rosa project in Panama and other projects.  In addition, our general and administrative and support expenses may increase over current levels as we move forward with our planned expansion and development activities.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  Upon signing the agreement, the investor purchased 3,333,333 shares of the Company’s common stock for proceeds of $500,000, or $0.15 per share, together with two-year warrants to purchase an equivalent number of shares at an exercise price of $0.20 per share.  The investor was also issued 1,523,210 shares of the Company’s common stock for fees under the terms of the agreement.  In July and August 2011, the investor purchased an additional 995,432 shares of the Company’s common stock for $120,000 under the stock purchase agreement.

On August 4, 2011, we announced we have closed a $1 million bridge loan facility from Waterton Global Value, L.P. (“Waterton”) to complete our phase two, 45-day due diligence period for acquiring an interest in the Santa Rosa mining project in Panama.  We also signed a term sheet with Waterton to obtain a $15.5 million gold stream debt facility to fast track the financing and development of the Santa Rosa project.

The debt facility and bridge loan will be secured by a lien on, and a first priority security interest in, all of the tangible and intangible properties and assets of the Company and its subsidiaries, including our interest in the Mineral Ridge, LLC.

In addition, simultaneously with closing the bridge loan, we granted Waterton an option and right of first offer to purchase our interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred Gold ounces at the Mineral Ridge property at the time of acquisition, which option may be exercised no sooner than nine months from the closing of the bridge loan transaction.

There can be no assurance that we will successfully complete the $15.5 million gold stream debt facility.

During the six months ended June 30, 2011, we used net cash of $2,028,125 in operating activities, compared to $1,257,401 net cash used in operating activities during the six months ended June 30, 2010.  After eliminating income from discontinued operations and non-cash income and expense items, the increase in net cash used in operating activities in first six months of the current year compared to the six months ended June 30, 2010 is primarily due our net loss, partially offset by a decrease in prepaid expenses and other current assets of $96,943, and increases in accounts payable of $260,237 and accrued liabilities of $37,097.

By comparison, in the six months ended June 30, 2010, we had an increase in prepaid expenses and other current assets of $1,226 and a decrease in accounts payable of $230,243, partially offset by decreases in receivables of $15,017 and deposits of $25,000, and an increase in accrued liabilities of $96,821.

During the six months ended June 30, 2011, we had net cash used in investing activities of $4,656, comprised of the purchase of property and equipment of $4,706, partially offset by proceeds from the disposal of property and equipment of $50.  During the six months ended June 30, 2010, we had net cash used in investing activities of $4,916,  comprised of the purchase of property and equipment.

During the six months ended June 30, 2011, net cash provided by financing activities was $410,461, comprised of net proceeds from the sale of common stock of $500,000, partially offset by the purchase of treasury stock of $55,305 and payments of notes payable and long-term debt of $34,234.  During the six months ended June 30, 2010, net cash used in financing activities was $1,254,857, comprised of payments of notes payable and long-term debt of $1,312,453, payments of severance obligations of $65,201 and payments of amounts due related parties of $117,203, partially offset by net proceeds from the sale of common stock of $240,000.

During the six months ended June 30, 2011, net cash provided by discontinued operations was $192,285 from proceeds from the note receivable issued in our sale of our interest in the Ashdown LLC.  During the six months ended June 30, 2010, net cash provided by discontinued operations was $2,548,962 resulting primarily from the cash proceeds from the sale of the Mineral Ridge net assets.

Promissory Note Settlement Agreement

The $4,076,330 balance of the purchase price due us as of June 30, 2011 from WEG from the sale of our membership interest in the Ashdown LLC is in the form of a secured promissory note, bearing interest at 5.25% from April 1, 2011, and payable in monthly payments beginning April 1, 2011 for 49 months until the Maturity date of April 1, 2015.  WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

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

On August 14, 2011, we entered into a definitive Termination, Settlement and Release Agreement (the “Agreement”) with WEG and Win-Eldrich Mines Limited, parent company of WEG (“WEX”) with respect to the Note.

Pursuant to the Agreement, upon closing (as discussed below), we will forgive the Note in full, in exchange for: (i) the transfer and assignment to the Company of all of WEG’s right, title and interest to 1,250,000 shares of American Mining Corporation common stock (“AMC Shares”) currently held in WEG’s name at a deemed valuation of $0.25 per share, which AMC Shares will be placed in trust for the benefit of the Company until the closing and such additional time period as required under applicable U.S. securities laws for transfer; (ii) issuance to the Company of 3,000,000 shares of WEX common stock (“WEX Shares”); (iii) a perpetual 2% net smelter return royalty (“NSR”) on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000, and the remaining 1% of the NSR may be purchased at a purchase price of no more than $2,000,000; (iv) assumption in full by WEG and complete release of the Company of the outstanding DRC and Tetra liabilities, for which the Company would otherwise be responsible for 50% pursuant to the Purchase Agreement; and (v) the right of the Company to appoint one (1) individual to the board of directors of WEX (collectively, the “Note Settlement Terms”).

A cash portion of the settlement in the amount of $500,000 was initially anticipated.  Of such amount, we received $192,285 as the April 2011 and May 2011 payments under the Note, leaving an additional contemplated cash payment of $307,715.  In connection with the Agreement, the parties negotiated and agreed upon the settlement and replacement of such remaining cash portion by the transfer to the Company of the AMC Shares.

The Agreement is subject to certain closing conditions, namely, necessary regulatory approvals, including TSXV approval on behalf of WEX, and is anticipated to close no later than October 31, 2011.  In the event the closing does not timely occur, the Note will continue in effect under its original terms.  There can be no assurance that the closing will occur.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended June 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

DMC-Dynatec Mining Services Corporation - No material changes have occurred during the quarter ended June 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

Donald Prahl – On May 26, 2011, the Company entered into a Mutual Release and Share Placement Agreement with Donald R. Prahl, a former employee of the Company, to settle certain disputes and claims arising out of an Employment Separation Agreement dated July 28, 2009 (the “Separation Agreement”).  Pursuant to the original Separation Agreement, the Company issued Mr. Prahl a total of 4,412,695 shares of the Company’s common stock and a cash payment of $10,000.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2011, the Company issued 32,642,831 shares of its common stock to acquire 100% of the outstanding common stock of Ra Resources, Ltd.  In addition, the Company issued 3,264,283 shares of its common stock as finder’s compensation for the Ra Resources, Ltd. acquisition.  The Company also issued options to purchase 700,000 shares of its common stock at an exercise price of $0.03 per share to replace 200,000 outstanding Ra Resources, Ltd. options.  The options vest immediately upon grant and expire on March 1, 2012.

On May 26, 2011, the Company issued Donald R. Prahl, a former employee, a total of 4,412,695 shares of the Company’s common stock pursuant to a Mutual Release and Share Placement Agreement to settle certain disputes and claims arising out of an Employment Separation Agreement dated July 28, 2009.

In May 2011, the Company issued a total of 4,876,543 shares of its common stock to Lincoln Park Capital Fund, LLC for cash of $500,000.  The Company also issued two-year warrants to purchase 3,333,333 shares of the Company’s common stock.  The warrants vest immediately upon grant and are exercisable at $0.20 per share.

In consideration for services rendered under a consulting agreement, the Company issued Jeffrey Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock in each of April, May and June 2011.  The warrants vest immediately upon grant.

The issuances of common stock and options and warrants to purchase common stock to these parties were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2011 – January 31, 2011	102,986 (1)	$0.151	102,986	36,003,266
Month #2 February 1, 2011 – February 28, 2011	24,900 (1)	$0.175	24,900	35,978,366
Month #3 March 1, 2011 – March 31, 2011	7,975 (1)	$0.167	7,975	35,970,391
Month #4 April 1, 2011 – April 30, 2011	67,931 (1)	$0.168	67,931	35,902,460
Month #5 May 1, 2011 – May 31, 2011	15,000 (1)	$0.140	15,000	35,887,460
Month #6 June 1, 2011 – June 30, 2011	147,100 (1)	$0.134	147,100	35,740,360
Total	365,892	$0.148	365,892(2)	35,740,360

(1)           All share purchases of Company common stock during the six months ended June 30, 2011 were conducted in open market transactions.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

10.1	Mining Asset Purchase and Strategic Alliance Agreement between the Company and SalaValc S.A.C. dated June 1, 2011.*

10.2	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC dated May 26, 2011 (7)

10.3	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC dated May 26, 2011 (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101..CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on January 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 22, 2011	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: August 22, 2011	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer