Form 10-Q
period 2011-09-30
GOLDEN PHOENIX MINERALS INC
filed 2011-11-21
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7770 Duneville St., Suite 12, Las Vegas, Nevada	89139
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 589-7475
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐                      No ☒

As of November 18, 2011 there were 366,284,148 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2011
	(Unaudited)	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$197,874	$1,520,318
Prepaid expenses and other current assets	143,824	208,211
Total current assets	341,698	1,728,529

Property and equipment, net	175,765	198,111

Other assets:
Deposits	50,000	50,000
Debt issuance costs	301,936	-
Note receivable	-	-
Total other assets	351,936	50,000

	$869,399	$1,976,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$318,003	$216,522
Accrued liabilities	414,996	425,863
Senior, secured note payable	1,752,365	-
Current portion of long-term debt	256,512	277,777
Amounts due to related parties	1,250,561	226,106
Total current liabilities	3,992,437	1,146,268

Long-term liabilities:
Long-term debt	8,840	21,818
Amounts due to related parties	-	373,635
Total long-term liabilities	8,840	395,453

Total liabilities	4,001,277	1,541,721

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 344,061,925 and 271,988,900 shares issued and outstanding, respectively	344,062	271,989
Additional paid-in capital	54,522,785	45,071,867
Treasury stock, 415,392 and 309,500 shares at cost, respectively	(49,008)	(49,510)
Accumulated deficit	(57,949,717)	(44,859,427)
Total stockholders’ equity (deficit)	(3,131,878)	434,919

	$869,399	$1,976,640

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental income	$67,800	$43,000	$133,400	$43,000

Operating costs and expenses:
Cost of mining operations	-	-	78,170	-
Exploration and evaluation expenses	3,145,071	924,772	10,286,650	1,224,758
General and administrative expenses	1,004,330	528,423	2,907,750	1,306,417
Depreciation and amortization expense	22,229	18,924	60,527	55,303
Royalties	-	-	-	489,002

Total operating costs and expenses	4,171,630	1,472,119	13,333,097	3,075,480

Loss from operations	(4,103,830)	(1,429,119)	(13,199,697)	(3,032,480)

Other income (expense):
Interest and other income	4	36,678	5,392	47,799
Interest expense	(100,430)	(36,601)	(118,334)	(149,933)
Foreign currency gain (loss)	(4,149)	104,559	(663)	(50,845)
Gain on extinguishment of debt	10,677	-	30,677	36,901
Loss on sale of marketable securities	-	(1,681,571)	-	(1,681,571)
Gain (loss) on disposal of property and equipment	-	-	50	(6,322)

Total other income (expense)	(93,898)	(1,576,935)	(82,878)	(1,803,971)

Loss from continuing operations before income taxes	(4,197,728)	(3,006,054)	(13,282,575)	(4,836,451)
Provision for income taxes	-	-	-	-

Loss from continuing operations	(4,197,728)	(3,006,054)	(13,282,575)	(4,836,451)

Income (loss) from discontinued operations:
Gain (loss) on sale of discontinued operations	-	(8,256)	192,285	8,982,772
Loss from discontinued operations	-	-	-	(81,219)

Income (loss) from discontinued operations	-	(8,256)	192,285	8,901,553

Net income (loss)	$(4,197,728)	$(3,014,310)	$(13,090,290)	$4,065,102

Other comprehensive income (loss):
Loss from continuing operations	$(4,197,728)	$(3,006,054)	$(13,282,575)	$(4,836,451)
Income (loss) from discontinued operations	-	(8,256)	192,285	8,901,553
Net income (loss)	(4,197,728)	(3,014,310)	(13,090,290)	4,065,102
Unrealized gain on marketable securities	-	152,892	-	-

Other comprehensive income (loss)	$(4,197,728)	$(2,861,418)	$(13,090,290)	$4,065,102

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Discontinued operations	0.00	(0.00)	0.00	0.04

Total	$(0.01)	$(0.01)	$(0.04)	$0.02

Weighted average number of shares outstanding:
Basic	327,840,504	241,092,349	304,389,948	233,732,479
Diluted	327,840,504	241,092,349	304,389,948	242,437,914

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(13,090,290)	$4,065,102
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(192,285)	(8,901,553)
Depreciation and amortization expense	60,527	55,303
Amortization of debt issuance costs to interest expense	10,436	-
Stock-based compensation	202,745	21,439
Issuance of common stock for services	81,291	29,500
Issuance of common stock for exploration and evaluation expenses	1,158,500	280,000
Issuance of common stock for warrants exercised for exploration and evaluation expenses	135,000	-
Issuance of warrants for exploration and evaluation expenses	111,089	236,390
Issuance of warrants for services	734,870	-
Issuance of common stock and options in acquisition allocated to exploration and evaluation expenses	5,946,498	-
Amounts due to related parties for exploration and evaluation expenses	1,013,222	-
Loss on sale of marketable securities	-	1,681,571
(Gain) loss on disposal of property and equipment	(50)	6,322
Gain on extinguishment of debt	(30,677)	(36,901)
Foreign currency gain	-	(12,615)
Debt issued for royalty expense	-	489,002
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(21,659)
(Increase) decrease in prepaid expenses and other current assets	64,387	(2,051)
Decrease in deposits	-	25,340
Increase (decrease) in accounts payable	126,008	(508,591)
Increase in accrued liabilities	137,955	(79,440)

Net cash used in operating activities	(3,530,774)	(2,672,841)

Cash flows from investing activities:
Net proceeds from the sale of marketable securities	-	3,832,626
Purchase of property and equipment	(38,181)	(12,629)
Proceeds from the disposal of property and equipment	50	-

Net cash provided by (used in) investing activities	(38,131)	3,819,997

Cash flows from financing activities:
Net proceeds from the sale of common stock	645,000	240,000
Proceeds from the exercise of warrants	105,000	-
Purchase of treasury stock	(79,804)	-
Proceeds from notes payable	2,750,000	-
Payment of debt issuance costs	(312,372)	-
Payments of notes payable and long-term debt	(1,053,648)	(2,415,196)
Payments of severance obligations	-	(65,201)
Payments of amounts due to related parties	-	(606,205)
Purchase of option to buy back warrants	-	(10,000)

Net cash provided by (used in) financing activities	2,054,176	(2,856,602)

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	$192,285	$(66,039)
Net cash provided by investing activities	-	2,615,000

Net cash provided by discontinued operations	192,285	2,548,961

Net increase (decrease) in cash	(1,322,444)	839,515
Cash and cash equivalents, beginning of period	1,520,318	94,785

Cash and cash equivalents, end of period	$197,874	$934,300

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

On April 14, 2011, the Company, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through September 30, 2011.  All intercompany accounts and balances have been eliminated in consolidation.

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

The interim financial information of the Company as of September 30, 2011 and for the three months and nine months ended September 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2010 have been reclassified to conform to the current period presentation.

NOTE 2 -     GOING CONCERN

The financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $57,949,717 at September 30, 2011.  The Company’s only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently, none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

As more fully described in these Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, the Company currently owns or recently has entered into options and agreements for the acquisition of various mineral properties in North, Central and South America.  None of these mineral properties currently have proven or probable reserves.  The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the nine months ended September 30, 2011, the Company received proceeds of $620,000 from the sale of its common stock under this agreement.  In addition, the Company recently entered into a senior, secured gold stream debt facility for up to $15.5 million, secured by substantially all assets of the Company.  Through September 30, 2011, the Company borrowed $1,750,000 from this debt facility and repaid a $1 million bridge loan funded in anticipation of closing the gold stream debt facility.  There can be no assurance that the Company will meet the conditions required to borrow additional funds from the debt facility or that it will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations, or the Company and its joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – MINERAL PROPERTIES

As of September 30, 2011, the Company held interests in or was actively pursuing the following mineral property opportunities:

Mina Santa Rosa

On July 12, 2011, the Company announced its entry into a partially binding Letter of Intent agreement dated July 8, 2011 (“LOI”) with Silver Global, SA, a Panamanian corporation (“Silver Global”) with respect to the Company’s proposal to acquire a 60% interest in Silver Global’s Santa Rosa mining property located in Cañazas, Panama (“Mina Santa Rosa”), with an option to acquire an additional 20% upon meeting certain milestones.  The Company and Silver Global agreed to a binding exclusivity/standstill period for the conduct of due diligence and the negotiation of definitive agreements.

On July 12, 2011, the Company issued Silver Global a total of 5,555,556 shares of the Company’s common stock, valued at $1,000,000 based on $0.18 per share, as a good faith deposit to be held in trust for the proposed transaction.  One half of the initial good faith deposit of shares, or 2,777,778 shares of the Company’s common stock, was subsequently released from trust and were returned to the Company and cancelled.

On August 8, 2011, the Company announced that it had successfully completed an initial 72-hour due diligence analysis of Mina Santa Rosa and was proceeding to a secondary due diligence period which was expected to be completed within 45 days.  The Company made an initial non-refundable payment of $500,000 in cash and $500,000 in shares of Company common stock (at a deemed price of $0.18 per share and included in the good faith deposit of shares made on July 12, 2011) in consideration for the 45-day period to complete due diligence and definitive agreements, such payments to be applied to the aggregate purchase price set forth below.  The 45-day secondary due diligence review period was successfully concluded on September 17, 2011.

On September 16, 2011, the Company entered into a definitive Acquisition Agreement (the “Agreement”) with Silver Global to acquire a 60% interest, with an option to buy an additional 20% interest upon meeting certain milestones, in Mina Santa Rosa.  Pursuant to the terms of the Agreement, the Company is to acquire its initial 60% interest in Mina Santa Rosa by acquiring 60% of the share capital of a recently formed Panamanian company under the name Golden Phoenix Panama S.A. (the “JV Company”), created for the specific purpose of holding, operating, running and mining the existing and future exploration, extraction, transport and benefit concessions encompassing Mina Santa Rosa.  The Company and Silver Global subsequently entered into a Joint Venture Operating Agreement on October 28, 2011 (see Note 19).

Prior to completing the Agreement, Silver Global  was the holder of a metallic mineral concession covering the activities of Transport and Benefit of gold and other minerals as per Contract No.6 entered into with the Ministry of Commerce and Industry on behalf of the General Direction of Mineral Resources of Panama dated May 27, 2010 and published in the Official Gazette N° 26,587 of July 29, 2010 which concession is located in the former Mina Santa Rosa in Cañazas, Panama, is for a minimum period of 25 years, and is currently valid and in force (the “TB Concession”).  Additionally, Silver Global was the holder of a metallic mineral concession covering the activities of exploration of gold and other metals as per Contract No.2 entered into with the Ministry of Commerce and Industry on behalf of the General Direction of Mineral Resources of Panama dated February 7, 2011 and published in the Official Gazette N° 26,773-B of April 27, 2011 located in an area of 3,500 hectares in Cañazas, Panama, which concession is for a minimum period of 4 years and is currently valid and in force (the “Exploration Concession”).  As of the date of this Report, both the TB Concession and Exploration Concession have been transferred into the name of the JV Company.

The Exploration Concession grants the JV Company the exclusive right to request a mining extraction concession as soon as it provides sufficient evidence to the mining authorities that commercially mineable resources are available in the assigned area for exploration.  Upon signing the Agreement, Silver Global also commenced the process of transferring all rights, permits, licenses, environmental impact study, insurance, bonds, surveys, documents, among other assets belonging to Silver Global in connection with Mina Santa Rosa to the JV Company.

Under the terms of the Agreement, the Company shall earn-in to a 60% interest in Mina Santa Rosa via ownership in the JV Company, with an option to acquire an additional 20% interest after achieving certain milestones, in consideration for $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production, anticipated to be within 18 to 24 months) and $4,500,000 in shares of the Company’s common stock, par value $0.01 per share (at a deemed value of $0.18 per share, a premium to the current market price), as well as certain preferential payments from cash flow out of gold production.  These payments are less those amounts previously paid by the Company to Silver Global ($500,000 in cash and $500,000 in Company common stock) in consideration for the 45-day secondary due diligence review period.

The JV Company will operate according to the terms of a Joint Venture Operating Agreement (“JV Agreement”) that the Company and Silver Global have recently completed (see Note 18), at which time the Agreement shall be merged with and incorporated into the JV Agreement.

The payments and earn-in will occur upon successful completion of certain milestones, as follows:

•	$250,000 on signing the Agreement, which has been paid.

•
$3,750,000 on signing the JV Agreement plus $4,000,000 in the Company’s common stock, which payment was made and shares  issued in November 2011 (see Note 19).  In consideration for this payment, the Company will receive a 15% interest in JV Company.

•
$3,000,000 on successful completion of Environmental Impact Study (required for the JV Company to commence exploration operations).  In consideration for this payment, the Company will receive an additional 10% interest in JV Company.

•
$5,000,000 on successful completion of NI-43-101 Report providing resource estimate of at least “measured and indicated” category.  In consideration for this payment, the Company will receive an additional 10% interest in JV Company.

•
$3,000,000 on successful completion of a bankable feasibility study (to be defined within the JV Agreement).  In consideration for this payment, the Company will receive an additional 10% interest in JV Company.

•
$5,000,000 on securing complete project financing necessary to bring the property to commercial production.  In consideration for this payment, the Company will receive an additional 4% interest in JV Company.

•	On achieving commercial production at the Mina Santa Rosa, the Company will receive the final additional 11% interest in JV Company, for a total of 60%.

The Company may, at its sole discretion, elect to make any payment before such payment is due, which will have the effect of accelerating the term under which it earns its ownership interest in the project.

Of the $3,750,000 payment due on signing the JV Agreement, $2,000,000 will be deposited into the business account of the JV Company in the form of a loan from Silver Global to the JV Company for funding a preliminary 43-101 report of at least the “inferred” category.  This loan will be repaid to Silver Global by the Company on behalf of JV Company over four equal monthly payments, to commence 30 days following entering into the JV Agreement.  As of the date of this Report, the parties contemplate finalizing an Amendment to the Acquisition Agreement with respect to the above-referenced loan amount, such that $1,500,000 will be loaned from Silver Global directly to the Company, of which $500,000 will be loaned out of the $3,750,000 payment and $1,000,000 will be loaned out of the subsequent acquisition payment of $3,000,000, expected to occur in the near term.

Additionally, pursuant to the terms of the Agreement, upon achieving Profitable Commercial Production, Silver Global shall be entitled to a preferential payment of $50,000,000 (the “Preferential Payment”) to be paid by the JV Company to Silver Global from gold production at a rate of 70% of the net distributable cash flow (after all expenses incurred, including debt service, working capital, capital reserves, among others).  Profitable Commercial Production for the purpose of the Agreement shall mean four consecutive quarters of estimated plant capacity of 4,000 ounces of gold per month, or four consecutive quarters of profitable commercial operations.

Further, upon completion of the payments, including completion of the Preferential Payment, the Company shall have the option to acquire an additional 20% interest in the Concessions, via acquiring a further 20% of the outstanding share capital of the JV Company from Silver Global (out of its 40% interest), for a total aggregate ownership by the Company of 80%.  In consideration for the additional 20% interest, the Company will pay Silver Global a purchase price equal to the net asset value of the property comprising the Concessions multiplied by 20%.  Net asset value will be determined at the time of the Company’s exercise of its option, by an independent mining, financial and valuation expert selected by the mutual agreement of the parties, acting reasonably, using a 10% discount.

In connection with the Agreement, the parties made certain representations and warranties customary in a transaction of this nature.  The parties also entered into a certain Trust Agreement with an independent third party trustee, dated as of even date with the Agreement, for purposes of holding the capital shares of the JV Company, to be released to the Company on successful completion of milestones and payments.

Expenditures totaling $1,250,000 related to Mina Santa Rosa, including the estimated value of common shares issued and cash payments made described above, were incurred during the three months and the nine months ended September 30, 2011, which expenditures were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations.

Mhakari Properties

In July of 2010, the Company entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide the Company the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.

The Company entered into an Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for the issuance of 2,000,000 shares of the Company’s common stock as well as warrants to purchase a further 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share, exercisable for a period of five years, with a forced conversion at the option of the Company in the event the 200-day volume weighted average price of the Company’s common stock equals $0.15 per share.  The Vanderbilt/Galena Flats property is within 4 miles of the town of Silver Peak, Nevada and Hwy 265 via Coyote Road.  It is comprised of 67 unpatented claims and 1 patented claim located on the southern flank of Mineral Ridge within the Silver Peak Range.  This group of properties lies within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east.  Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver.  Phase II exploration and mapping program (below ground) in the old mine workings was completed during the first quarter of 2011 to help identify drill targets, with an exploratory drill program expected to begin in the near term.

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

The Company entered into a definitive Option Agreement dated July 25, 2011, with Mhakari, pursuant to which the Company obtained the exclusive option ot acquire an 80% interest in that certain property near Silver Peak, Nevada (referred to herein as the "Coyote Extension") that extends and augments the Coyote Fault property over which the Company similarly has the right to acquire an 80% interest from Mhakari, in the State of Nevada.

To exercise its option, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, which amount was satisfied through the exercise by Mhakari of 1,700,000 out of the aggregate total 7,000,000 Company common stock purchase warrants held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of the Company’s common stock (of which 1,000,000 shares were issued as of September 30, 2011) and warrants to purchase a further 1,500,000 shares of Company common stock at a strike price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of the Company’s common stock reaches or exceeds $0.30 for a period of sixty-five (65) consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at the Company’s discretion, on the Coyote Fault or Vanderbilt properties (collectively, items (i) – (iii) above referred to as the “Option Purchase Price”).

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

Further, Mhakari affirmatively covenanted to use its best commercially reasonable efforts to effect the transfer and sale of 4,000,000 shares of Company common stock held in Mhakari’s name, to a previously agreed upon third party investor or such third party investor’s designee, at a sale price of no less than $0.145 per share, as soon as reasonably practicable after the date of the Option Agreement (the “Share Sale”), with no obligation to effectuate the Share Sale if not consummated within 30 days despite use of such best efforts.  Mhakari further agreed: (i) immediately after the closing of the Share Sale, but in any event within two months of the date of the Option Agreement, without regard to the Share Sale, to utilize a minimum of $250,000, whether from the proceeds of the Share Sale or another source, to exercise 5,000,000 of the Existing Warrants at an exercise price of $0.05 per Existing Warrant share; and (ii) upon the date that the next payment of fifty thousand dollars ($50,000) is due to be paid by the Company to Mhakari under the Vanderbilt Purchase Agreement, Mhakari will utilize such $50,000 to exercise a further 1,000,000 of the Existing Warrants at an exercise price of $0.05 per Existing Warrant share (the exercise occurred in September 2011), and expressly acknowledged that such payment will go toward the purchase price as provided for in the Vanderbilt Purchase Agreement.  Through September 30, 2011, Mhakari had exercised a total of 3,000,000 of the Existing Warrants at an exercise price of $0.05 per share, 300,000 warrants for cash of $15,000 and 2,700,000 warrants for option payment obligations under the agreements described above totaling $135,000.

The Coyote Fault/Coyote Fault Extension claims are within nine miles of Silver Peak, Nevada and Hwy 265 via Coyote Road.  They are comprised of 110 contiguous claims and are also located in the middle of the Walker Lane tectonic belt with Sierra Block uplift to the west and the Basin and Range to the east.  The property is on the northern flank of Mineral Ridge and is along the eastern edge of the Silver Peak Range.  Phase I geologic mapping and outcrop sampling (above ground) was completed on the Coyote Fault claim group (38 claims) in December, 2010, which identified a new potential gold exploration target. Geological mapping of the Coyote Extension claim group (72 claims) is planned for the near term as funding permits.

Expenditures totaling $386,089 and $436,089 related to the Mhakari Properties, including the estimated value of the common shares and warrants issued and cash payments made described above, were incurred during the three months and the nine months ended September 30, 2011, respectively, which expenditures were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations.

Peru Properties

On June 1, 2011, the Company entered into a definitive Mining Asset Purchase and Strategic Alliance Agreement (the “Agreement”) with Sala-Valc S.A.C., a Peruvian corporation (“SV”), further to that certain binding Memorandum of Understanding dated October 4, 2010 (“MOU”) between the Company and SV, which Agreement was subsequently amended (as described in detail below).  Pursuant to the terms of the initial Agreement, the Company was to acquire an 80% interest in five certain mining interests and/or groups of mining concessions, as applicable, including rights to use a processing plant and a tungsten and molybdenum stock pile (the “Porvenir Production Property”), as well as certain exploration properties, including the Porvenir tungsten molybdenum exploration property, the Alicia gold exploration property and other related rights, situated in the Puno region of southern Peru, together with two concession groups situated in the La Libertad district in northern Peru, known as the Group of the 8 and Tornitos (collectively referred to as the “Exploration Properties”), (the Porvenir Production Property and Exploration Properties may be collectively referred to herein as the “Peru Properties”).

Pursuant to the terms of the Agreement, a closing was anticipated to occur on or before June 30, 2011, upon the satisfaction of certain conditions and delivery of certain closing deliverables (“Closing”), namely, the parties will each contribute their respective rights and interests in and to the Peru Properties to certain entities to be formed for the purpose of owning and operating the Peru Properties and the mining concessions will be in good standing, among other deliverables.  In consideration for an 80% interest in the Porvenir Production Property, the Company was to pay SV an aggregate of $750,000 (of which amount $400,000 had been previously paid, with the remaining sum contemplated to be paid in $50,000 monthly increments from the date of the Agreement) and issue shares of restricted Company common stock equivalent to $500,000, based on a defined price per share, such issuance subject to certain restrictions and 20% incremental releases from an escrow upon successful completion of certain milestones.

Further, in consideration for an 80% interest in the Exploration Properties, the Company previously paid SV the aggregate amount of $300,000.  Pursuant to the Agreement, the Company commited to expend by March 4, 2012, a minimum aggregate amount of $500,000 in exploration, development and/or production work on the Exploration Properties, as it deems appropriate, of which amount $106,746 had been satisfied as of the date of the Agreement.  There is an area of interest encompassing 2 kilometers surrounding each mining concession comprising the Exploration Properties, whereby each individual alliance entity shall have a right of first offer to acquire any opportunities or interests identified by either party within the respective area of interest.

In anticipation of completing definitive and closing agreements, during the nine months ended September 30, 2011, the Company incurred expenses related to the Peru Properties totaling $381,498 (net of credits and adjustments of $139,228 during the three months ended September 30, 2011), which expenses were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

On October 28, 2010, the Company announced that the Alliance had secured a milling facility in southern Peru to process the molybdenite currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.  In anticipation of completing definitive agreements, during the nine months ended September 30, 2011, the Company incurred milling costs totaling $78,170, which costs were included in costs of mining operations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

Effective as of October 7, 2011, the Company and SV entered into an Amendment to Mining Asset Purchase and Strategic Alliance Agreement dated September 30, 2011 (the “Amendment”), and a side letter agreement regarding the Amendment (the “Side Amendment,” and together with the Amendment the “Amendments”) in order to amend certain terms, conditions and provisions of the Agreement between the Company and SV dated June 1, 2011.

Pursuant to the Amendments, among other things, (i) the strategic alliance provisions contemplated in the Agreement were eliminated, (ii) only SV will contribute all right, title and interest in the Property to the Company’s Peruvian subsidiary corporation in order for the Company to acquire a 100% interest in the Property and (iii) the consideration component obligations due to SV in exchange for such 100% interest were restructured (subject to and including a net smelter return royalty discussed below).

Notwithstanding all prior payments to SV, as a restructured consideration component, the Company will make a $30,000 direct payment to the vendors of that Exploration Property referred to as “Group of the 8”, which will complete all payments owed on such Exploration Properties by SV (the “Group 8 Payment”).  In consideration for, as acknowledgment of and in exchange for, the Group 8 Payment to relieve SV’s obligations, including in addition thereto directing a balance of $7,500 to Mr. David Caldwell (or his affiliates or assigns), Mr. Caldwell has agreed to terminate, settle and extinguish all of the Company’s obligations still existing under his previous Employment Separation and Severance Agreement with the Company, dated January 19, 2010, subject to a side letter agreement to be prepared as soon as practicable.

In consideration for SV’s full and final assumption and satisfaction of all outstanding liabilities related to the Property, including, but not limited to, all expenses incurred by SV or its affiliates, officers, directors, shareholders, partners, managers, agents and assigns, all outstanding invoices of contractors, vendors, payment of outstanding wages and taxes, all as may be related to the Property or the Agreement, as well as for partial consideration for the transfer of a 100% interest in the Property, the Company issued SV two convertible promissory notes, subject to the following terms and conditions: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right vesting as of January 1, 2012, which note shall automatically convert on or before the maturity date of September 30, 2012 (“Note 1”); and (ii) a convertible note in the amount of $513,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,132,228 shares, such conversion right vesting as of January 1, 2012, which note shall automatically convert on or before the maturity date of September 30, 2012 (“Note 2,” and collectively with Note 1, the “Notes”), with such vesting of the Notes subject to full and complete transfer of all titles to the Property in the name of the Company’s Peruvian subsidiary, including submission of the necessary application and related documentation of transfer within 10 business days of Closing (as amended to mean September 30, 2011), and completion of registration of title on or before January 1, 2012.

Subsequently, pursuant to the Side Amendment, SV agreed to a 1,000,000 shares reduction afforded under the Note 2 conversion rights such that the shares issuable to SV upon automatic conversion of Note 2 shall now be equal to 4,132,228 shares along with a corresponding decrease in principal to $413,223.

All shares to be issued to SV, including those shares valued at $500,000 based on the initial binding Memorandum of Understanding, as disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on October 8, 2010, are intended to be restricted inasmuch as they will be subject to a lock-up agreement whereby SV will grant a third party limited power of attorney to control and direct the dispositive power of such shares, including a provision whereby there shall be a maximum threshold of 500,000 shares that may be sold on the public trading market within any given 30 day period.  Such lock-up agreement will be prepared as soon as is practicable.

In furtherance to effecting the Amendments and in accordance with the terms and conditions therein, the Company granted SV a perpetual 3% net smelter return royalty (“NSR”) on the Property, which will be recorded as a lien on the Property and will be subject to an option in favor of the Company to purchase all or part of the NSR for a period of 36 months from the Closing.  Subject to all other terms and conditions set forth in the Amendment the NSR purchase option schedule in favor of the Company follows:

i.	The first 1% of the NSR may be purchased for an aggregate purchase price of $500,000, so long as such purchase option is exercised on or before the date that is 12 months from Closing;

ii.	The second 1% of the NSR may be purchased for an aggregate purchase price of $1,000,000, so long as such purchase option is exercised on or before the date that is 24 months from Closing; and

iii.	The third 1% of the NSR may be purchased for an aggregate purchase price of $1,500,000, so long as such purchase option is exercised on or before the date that is 36 months from Closing.

Expenditures totaling $1,373,995 and $1,894,721 related to the Peru Properties, including the estimated value of the common shares issued and cash payments made described above, were incurred during the three months and the nine months ended September 30, 2011, respectively, which expenditures were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations.

Molyco

The Company entered into a Membership Interest Purchase Agreement effective March 7, 2011 (the “Molyco Agreement”) with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which the Company will acquire Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to the Company by Salwell as part of the Company’s agreement with SV, as described above.

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

During the nine months ended September 30, 2011, the Company paid Pinnacle a total of $200,000, which amount was included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

Subsequent to September 30, 2011, the Company closed the Molyco Agreement pursuant to an Amendment to Membership Interest Purchase Agreement dated October 28, 2011 (the “Molyco Amendment”).  Pursuant to the Molyco Amendment, the Company acquired Pinnacle’s 32.5% membership interest in Molyco.  See Note 19.

North Williams Township Option Agreement

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

A total expenditure of $39,054 related to the North Williams Township mining claims was incurred during the nine months ended September 30, 2011, which expenses were included in exploration and evaluation expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

Shining Tree Mining District

Through its acquisition of Ra Resources, Ltd. (see Note 4), the Company acquired a 100% interest in four gold and base metal properties within the Shining Tree Mining District in Eastern Ontario, Canada and is planning to advance an exploratory drilling program.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.

Expenditures relating to the Shining Tree properties totaling $47,432 and $6,160,727 (including $6,096,498 allocated to the properties in the Ra Resources acquisition in April 2011) were incurred during the three months and the nine months ended September 30, 2011, respectively, which expenditures were included in exploration and evaluation expenses in the accompanying condensed consolidated statements of operations.

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

Duff Claims Block

The Company owns the Duff claims block comprised of 103 mineral claims located along the western flank of the Pine Forest Range, 20 miles south of Denio, Humboldt County, Nevada.  The claims block, which was acquired in 2007, extends from Oakly Canyon south of the Ashdown Mine to the border of the Blue Lake Wilderness Study Area.  Metals historically mined in the general region include gold, molybdenum, copper, tungsten, and antimony.

The major mine feature of the Duff claims is the Adams Mine, which at one time produced silica.   However, there are historical reports that substantial gold was also extracted from the quartz rock.  Gold has also been mined in the Vicksburg, Ashdown, and Cherry Creek canyons to the north, and Leonard Canyon to the south of the Duff claims.

The Duff claims block has no historical cost basis to the Company for accounting purposes; therefore, no amounts related to this mineral property are included in the accompanying condensed consolidated financial statements.

NOTE 4 –    ACQUISITION OF RA RESOURCES, LTD

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

On April 14, 2011, the Company closed the Acquisition Agreement whereby the Company acquired 100% of the 9,326,523 outstanding common shares of Ra by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (the “Acquisition”).  Based on an agreed upon 3.5 for 1 exchange ratio, the Company issued a total of 32,642,831 shares of its common stock to the Ra shareholders.  Further, the Company assumed and exchanged, based on the 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for the issuance by the Company of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of approximately $0.03 per share.  As mutually agreed upon by the parties, the Company also issued 3,264,283 shares of its common stock to a non-related third party as a 10% finder’s fee for introducing the Acquisition.

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

The entire purchase price was allocated to the mineral properties, and in accordance with the Company’s accounting policies, was expensed to exploration and evaluation expenses during the nine months ended September 30, 2011 due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.  Because of the protracted delay in obtaining regulatory approval and the completion of other conditions precedent to closing the Acquisition Agreement, the final purchase price measured using the market price of the Company’s common stock on the date of closing significantly exceeded that originally contemplated when the LOI was signed in May 2010.  As a result, a significantly higher amount was recorded for exploration and development expenses for the nine months ended September 30, 2011.

Subsequent to April 14, 2011, the Company incurred expenses related to Ra operations totaling $87,174 as follows; exploration and evaluation expenses $59,261; general and administrative expenses $24,646; and foreign currency loss $3,267 which expenses were included in the statement of operations for the nine months ended September 30, 2011.  No revenues from Ra are included in the accompanying condensed consolidated financial statements.

Selected unaudited pro forma results of operations for the nine months ended September 30, 2011 and 2010, assuming the Acquisition had occurred on the first day of each respective period, are presented below:

	Nine Months Ended September 30,
	2011	2010

Total revenues	$133,400	$43,000
Loss from continuing operations	(13,364,816)	(11,077,579)
Income from discontinued operations	192,285	8,901,553
Net loss	(13,172,531)	(2,176,026)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	0.00	0.03
	$(0.04)	$(0.01)

NOTE 5 -     DISCONTINUED OPERATIONS AND INVESTMENT IN MINERAL RIDGE LLC

Ashdown LLC

As more fully discussed in Note 7, on May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown LLC, with the purchase price due the Company in the form of a secured promissory note (the “Note”).  The terms of the Note have been subsequently modified in connection with certain debt reduction agreements.   Because of the uncertainty of collecting the Note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying condensed consolidated balance sheets.  The Company did not recognize any gain on disposition of the Company’s interest in the Ashdown LLC attributed to the Note, with any future gain on disposition of the interest in the Ashdown LLC recorded as cash payments are received on the Note.  During the nine months ended September 30, 2011, the Company received proceeds from the Note of $192,285, and has recognized a gain on sale of discontinued operations of $192,285 in the condensed consolidated statements of operations for the nine months ended September 30, 2011.  See Note 7 for discussion regarding an agreement to settle the Note.

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

The Company has entered into certain financing agreements (see Note 8), whereby the Company granted the lender an option and right of first offer to purchase the Company’s interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred gold ounces at the Mineral Ridge property at the time of acquisition.

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of September 30, 2011, the reclamation obligation was estimated by Scorpio Gold at $3,205,051.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, the Company believes the reclamation bonds and deposits transferred are currently sufficient to fund the reclamation obligation.

The Company has reported the operations of the Mineral Ridge Mine as discontinued operations in the accompanying condensed consolidated financial statements for all periods prior to and including the March 10, 2010 date of sale.  No accounts or amounts for the Mineral Ridge Mine are included in the condensed consolidated financial statements of the Company subsequent to March 10, 2010.

The accompanying condensed statement of operations for the three months and nine months ended September 30, 2010 includes the following for the Mineral Ridge LLC:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenues	$-	$-

Loss before income taxes	-	(81,219)
Provision for income taxes	-	-

Loss from discontinued operations	-	(81,219)
Gain (loss) on sale of Mineral Ridge assets	(8,256)	8,982,772

Income (loss) from discontinued operations	$(8,256)	$8,901,553

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

The following presents summary unaudited financial information for the Mineral Ridge LLC as of September 30, 2011:

Current assets	$10,741,879
Property, plant and equipment	11,383,210
Mineral property	15,234,335
Restricted funds – reclamation obligations	5,829,981
Total assets	43,189,405
Current liabilities	(4,962,078)
Other long-term liabilities	(163,300)
Asset retirement obligation	(3,205,051)
Members’ Equity	$34,858,976

The Mineral Ridge LLC recorded certain assets, including property, plant and equipment and mineral properties, at estimated fair value upon formation of the Mineral Ridge LLC.  Scorpio US has contributed all capital to fund operations and development, and for the reasons discussed above, the Company has recorded its investment in the Mineral Ridge LLC as of September 30, 2011 and December 31, 2010 at zero, based on historical cost.  As a result, the Company’s 30% share of the members’ equity balance presented in the above summary financial information as of September 30, 2011 differs from the Company’s book value of its investment in the Mineral Ridge LLC.

On October 21, 2010, Scorpio Gold closed a debt financing transaction for up to an aggregate principal amount of $12 million (the “Scorpio Financing”), with the use of proceeds from the Scorpio Financing being designated to finance the Mineral Ridge project.  The lender in the Scorpio Financing, Waterton Global Value, L.P. (“Lender”), required, among other things, certain agreements evidencing, guaranteeing and securing the Scorpio Financing, including a pledge of all of the assets and properties held by the Mineral Ridge LLC.

In connection with the Company’s financing agreements described in Note 8, including a further encumbrance granted to the lender on the Company’s interest in the Mineral Ridge project, and Scorpio’s consent thereto, the Company agreed to release the prior net profits royalty interest recorded against the Mineral Ridge properties in place in the event of default by Scorpio Gold as well as terminate the right of first refusal in furtherance of the mutual security interests granted by both Scorpio US and the Company.

NOTE 6 –    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2011	December 31, 2010

Computer equipment	$77,981	$72,037
Drilling equipment	346,205	346,205
Vehicles	29,000	-
Support equipment	39,932	39,932
Office furniture and equipment	20,520	17,873
	513,638	476,047
Less accumulated depreciation and amortization	(337,873)	(277,936)

	$175,765	$198,111

NOTE 7 –    NOTE RECEIVABLE

On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note (the “Note”) was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the Note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 and the principal balance of the Note due the Company as of September 30, 2011 was $4,076,330.  The Note accrues interest at a rate of 5.25% per annum, has a maturity date of April 1, 2015, and is payable in 49 monthly payments of approximately $96,142 beginning April 1, 2011.

The Note is secured by the assets and property of the Ashdown LLC as well as 100% of WEG’s ownership interest in the Ashdown LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default shall be foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note has been reduced 100% by an allowance account and recorded at no value in the accompanying balance sheets as of September 30, 2011 and December 31, 2010.  The Company did not recognize any gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note.  Any future gain on disposition of the interest in the Ashdown LLC will be recorded as cash payments are received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.  The Company received payments totaling $192,285 in accordance with the present terms of the Note during the three months ended June 30, 2011, and has recorded a gain on sale of discontinued operations of $192,285 during the nine months ended September 30, 2011.

On August 14, 2011, the Company entered into a definitive Termination, Settlement and Release Agreement (the “Agreement”) with WEG and Win-Eldrich Mines Limited, parent company of WEG (“WEX”) with respect to the settlement of the Note.  The material terms of the Agreement were included in a partially binding letter of intent entered into with WEG on March 4, 2011.

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

The Agreement was subject to certain closing conditions and closed on October 31, 2011 (Note 19).

NOTE 8 – SENIOR SECURED NOTE PAYABLE

Senior Secured Bridge Loan

On August 4, 2011, the Company announced it had closed a $1 million senior secured bridge loan facility (the “Bridge Loan”) from Waterton Global Value, L.P. (“Waterton”) to complete the Company’s phase two, 45-day due diligence period for acquiring an interest in the Mina Santa Rosa mining project in Panama (see Note 3).  The Company signed a term sheet with Waterton to obtain a $15.5 million gold stream debt facility to fast track the financing and development of the Mina Santa Rosa project.

The Bridge Loan was secured by a lien on, and a first priority security interest in, all of the tangible and intangible properties and assets of the Company and its subsidiaries, including its membership interest in the Mineral Ridge, LLC.

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

Senior Secured Gold Stream Credit Agreement

On September 26, 2011, the Company entered into a Senior Secured Gold Stream Credit Agreement with Waterton, which replaced the Bridge Loan, whereby Waterton has agreed to advance the Company up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further the Company’s advancement of acquiring an interest in the Mina Santa Rosa property.

The Gold Stream Facility is secured by all assets of the Company, including a pledge of the Company’s membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.  In consideration for making the Gold Stream Facility available, the Company will pay Waterton a 2% structuring fee, with the first 1% of such fee being paid in connection with the closing of first tranche of funding and the second 1% to be paid on the closing of the second tranche of funding.

That portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) will be payable by the Company to the Lender in monthly payments commencing in March 2012 for a period between two and eighteen months depending on the amount borrowed.  Under the Gold Stream Facility, each monthly repayment of the Principal Amount will be made by either (a) cash in immediately available funds pursuant to the repayment schedule, or (b) the delivery of physical ounces of gold to Waterton, where the number of ounces to be delivered shall be based on the then current spot price of gold less an applicable discount.  The first tranche of funding in the amount of $1,750,000, which included repayment of the $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.

The Company must satisfy certain conditions prior to drawing down each of the five tranches of the Commitment Amount, including, but not limited to, the ongoing existence of the security documents, the good standing of the Company’s Acquisition Agreement with Silver Global dated September 16, 2011 (the “Acquisition Agreement”), with respect to its acquisition of an interest in the Mina Santa Rosa gold mine and successful completion of certain milestones as compliment the Company’s earn-in of its interest in Mina Santa Rosa, among others.  See Note 3.

On satisfaction of the conditions precedent, and at the Company’s discretion, it may borrow the remaining three of the five tranches, pursuant to the following schedule:

Tranche 1	$1,750,000	(borrowed on September 26, 2011)
Tranche 2	4,250,000	(borrowed on November 2, 2011-Note 19)
Tranche 3	3,000,000
Tranche 4	1,500,000
Tranche 5	5,000,000

Repayments commence in March 2012 and, if made in cash, would be in monthly repayment amounts of $750,000 for each of the first four tranches borrowed.  Upon borrowing tranche five, repayments consist of eight monthly payments of $750,000 and ten monthly payments of $950,000.  Monthly repayment amounts also consist of a profit participation amount in the event the spot price of gold exceeds $1,450 per ounce based on a percentage of the amount by which the spot price exceeds $1,450 per ounce related to the monthly repayment amount.

In the event of a default, including, but not limited to, nonpayment, bankruptcy, dissolution, change of control of the Company, breach of representations, warranties or covenants, Waterton may accelerate the Gold Stream Facility and declare all amounts immediately due and payable, as well as pursue all other rights and remedies available to it under the security documents.  The Company made certain representations, warranties and affirmative and negative covenants customary for secured loan transaction of this nature.

Further, in connection with the Gold Stream Facility, the Company affirmed Waterton’s option, pursuant to an Amended and Restated Option Agreement, to purchase the Company’s interest in the Mineral Ridge LLC, which option, along with the Company’s grant of a security interest in its ownership of the Mineral Ridge LLC, were simultaneously consented to by Scorpio Gold Corporation, the majority partner at Mineral Ridge.  In the event Waterton exercises its option to purchase the Company’s interest in the Mineral Ridge LLC, any outstanding amount under the Gold Stream Facility must be immediately repaid pursuant to a formula that provides a margin based on a discount to the spot price of gold.

NOTE 9 –    NOTES PAYABLE

The Company’s notes payable and current portion of long-term debt consist of the following at:

	September 30, 2011	December 31, 2010
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	$5,330	$14,625
Note payable to Daimler Chrysler, payable at $806 per month through February 2012, including interest at 13.75%, secured by vehicle	3,893	10,366
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	21,017	29,365
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	-	13,838
Other	-	6,816
Accrued interest payable	59,655	49,128

Total	265,352	299,595
Less current portion	256,512	277,777

Long-term portion	$8,840	$21,818

NOTE 10 – AMOUNTS DUE RELATED PARTIES AND SETTLEMENT AGREEMENT

Amounts due to related parties included in current liabilities included the following at:

	September 30, 2011	December 31, 2010
Note payable to Robert P. Martin, Chairman of the Board of
Directors of the Company, with interest at 6.5%,
payable December 31, 2010:
Principal	$215,940	$215,940
Accrued interest payable	21,398	10,166

Note payable to SV, non-interest bearing, payable September 30, 2012	500,000	-
Note payable to SV, non-interest bearing, payable September 30, 2012	513,223	-

Total	$1,250,561	$226,106

The note payable to Robert P. Martin resulted from a Debt Settlement and Release Agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011, as further discussed in Note 15.  The obligation is now payable 50% on or before November 29, 2011 and 50% on or before February 27, 2012.

The two notes payable to SV resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to the Peru Properties and are more fully described in Note 3.  David A. Caldwell, a former officer and director of the Company, is a part owner of SV.

Amounts due related parties of $373,635 included in long-term liabilities at December 31, 2010 consisted of a note payable of $366,623 (the “Caldwell Note”) and related accrued interest payable of $7,012 to Mr. Caldwell, resulting from an Employment Separation and Severance Agreement entered into in January 2010.  On February 10, 2011, the Company entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with Mr. Caldwell with respect to the Caldwell Note.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors (the “Board”) authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  As of September 30, 2011 and December 31, 2010, there were no shares of preferred stock outstanding.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  Upon signing the agreement, the investor purchased 3,333,333 shares of the Company’s common stock for proceeds of $500,000, or $0.15 per share, together with two-year warrants to purchase an equivalent number of shares at an exercise price of $0.20 per share.  The investor was also issued 1,523,210 shares of the Company’s common stock for fees under the terms of the agreement.  During the three months ended September 30, 2011, the investor purchased a total of 995,432 shares of the Company’s common stock for proceeds of $120,000, or approximately $0.12 per share.

During the nine months ended September 30, 2011, the Company issued a total of 72,573,025 shares of its common stock, including: 35,907,114 shares in the acquisition of Ra Resources, Ltd. valued at $5,852,859 and allocated to exploration and evaluation expenses; 2,777,778 shares to acquire an interest in the Mina Santa Rosa project valued at $500,000; 3,300,000 shares issued for cash of $3,300,000 upon exercise of warrants; 4,578,765 shares issued for cash of $645,000; 1,543,210 shares for stock issuance costs recorded at par value of $1,543; 2,700,000 shares issued upon exercise of warrants for exploration and evaluation expenses of $135,000; 1,600,000 shares upon exercise of options and warrants for accounts payable of $13,850; 3,126,691 shares for amounts due to related parties of $187,227 (Note 9); 10,976,772 shares for exploration and evaluation expenses of $658,500; 250,000 shares for services of $81,291; 1,400,000 shares issued upon cashless exercise of warrants recorded at par value of $1,400; and 4,412,695 shares for accrued expenses of $95,000.  The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the nine months ended September 30, 2011, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

On September 28, 2010, the Company announced that its Board of Directors approved a Stock Repurchase Program, permitting the Company to repurchase up to an aggregate of 20% of its outstanding common stock over the next 12 months.  The repurchases will be made from time to time in the open market at prevailing market prices or in negotiated transactions off the market.  The Stock Repurchase Program may be extended beyond 12 months or shortened by the Board of Directors.  During the nine months ended September 30, 2011, the Company repurchased 605,892 shares of its common stock at a cost of $79,805.  Through September 30, 2011, the Company had repurchased a cumulative total of 915,392 shares of its common stock at a cost of $129,315 under the Stock Repurchase Program, and had cancelled and retired 500,000 of these shares with a cost of $80,307.

NOTE 12 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2011 and 2010 was $187,677 and $4,018, and $202,745 and $21,439 for the nine months ended September 30, 2011 and 2010, respectively.  There was no stock compensation expense capitalized during the three months and nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011, options to purchase a total of 2,800,000 shares of the Company’s common stock were issued with exercise prices ranging from $0.03 to $0.17 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.11 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	148.37%
Risk-free interest rate	.35%
Expected life of option	2.54 years

In the Ra Resources acquisition (Note 4), the Company assumed and exchanged, based on a 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for the issuance by the Company of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of $0.03 per share, expiring on March 1, 2012.

The following table summarizes the stock option activity during the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,415,000	$0.22
Granted	2,800,000	$0.09
Exercised	(100,000)	$0.02
Expired or cancelled	(1,585,000)	$0.25

Outstanding, vested and exercisable at September 30, 2011	5,530,000	$0.15	1.90	$51,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.09 as of September 30, 2011 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2011, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations.

NOTE 13 -   STOCK WARRANTS

On March 21, 2011, the Company issued a consultant warrants to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share.  The warrants vested 100% upon grant and are exercisable for a period of one year from the date of grant.

During the nine months ended September 30, 2011, the Company issued to three consultants warrants to purchase a total of 4,500,000 shares of the Company’s common stock with exercise prices ranging from $0.12 to $0.125 per share (see Note 15).

General and administrative expenses for the three months and nine months ended September 30, 2011 includes consulting expense of $152,030 and $734,870, respectively, related to the vested portion of the estimated grant date fair value of the 6,500,000 warrants described above.  As of September 30, 2011, future consulting expense related to the non-vested portion of the estimated grant date fair value of the warrants was $79,417.

In July 2011, the Company issued warrants to purchase 1,500,000 shares of its common stock in connection with the acquisition of an exclusive option to purchase an 80% interest in a mineral property (see Note 3).  The warrants are exercisable at $0.15 per share through July 25, 2013.  The value of these warrants was estimated at $111,089 and was included in exploration and evaluation expenses for the three months and nine months ended September 30, 2011.

The Company issued warrants to purchase 3,333,333 shares of its common stock in connection with the sale of 3,333,333 shares of common stock for cash of $500,000 in May 2011.  These warrants are exercisable at $0.20 per share through May 26, 2013.  In addition, the Company issued warrants to purchase 250,000 shares of its common stock in connection with the sale of 250,000 shares of common stock for cash of $25,000 in September 2011.  These warrants are exercisable at $0.15 per share through September 8, 2013.

A summary of the status of the Company’s stock warrants as of September 30, 2011 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2010	43,500,000	$0.10

Granted	11,583,333	$0.14
Canceled / Expired	-	$-
Exercised	(9,500,000)	$0.03

Outstanding, September 30, 2011	45,583,333	$0.12

Warrants vested and exercisable at September 30, 2011	45,083,333	$0.12

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at September 30, 2011:

Expiration Date	Price	Number

2011	$0.03	6,000,000
2012	$0.15	26,000,000
2013	$0.125	1,500,000
2013	$0.15	1,750,000
2013	$0.20	3,333,333
2014	$0.12	1,000,000
2014	$0.125	2,000,000
2015	$0.05	4,000,000

		45,583,333

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	327,840,504	241,092,349	304,389,948	233,732,479
Dilutive effect of:
Stock options	-	-	-	71,739
Warrants	-	-	-	8,633,696
Weighted average number of common
shares outstanding, assuming dilution	327,840,504	241,092,349	304,389,948	242,437,914

No stock options and warrants are included in the computation of diluted weighted average number of shares for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 because the effect would be anti-dilutive.  At September 30, 2011, the Company had outstanding options and warrants to purchase a total of 51,113,333 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 15 – CONSULTING AND EMPLOYMENT AGREEMENTS

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

Pursuant to a prior consulting agreement, Mr. Klein received 1,500,000 warrants to purchase Company common stock for his services in acquiring financing for the Company and the retirement of the Company’s existing debt.  The warrants were exercised by Mr. Klein during the three months ended March 31, 2011.

Robert P. Martin

We entered into an Employment Agreement with Robert P. Martin, former President of the Company and current Chairman of the Board of Directors, on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007.

Effective as of September 30, 2011, the Company and Mr. Martin, entered into and declared effective that certain Consulting Agreement dated September 1, 2011, together with an Amendment to Consulting Agreement dated September 28, 2011 (collectively, the “Martin Agreement”).  Certain compensation arrangements and appointment confirmations made in the Agreement are deemed by the parties to have commenced as of March 15, 2011 (the “Effective Date”) to coincide with Mr. Martin’s change in position from President to exclusively focus on the Chairman role.  Mr. Martin and the Company had previously entered into that certain Employment Agreement dated March 8, 2006, as amended by that certain Addendum to Employment Agreement dated January 31, 2007 (collectively, referred to herein as the “Martin Employment Agreement”), pursuant to which Mr. Martin was previously employed in various executive positions within the Company.  Pursuant to the Martin Employment Agreement, during the three months ended March 31, 2011, Mr. Martin received salary based on an annual salary of $155,000.  No amounts were paid to Mr. Martin subsequent to March 2011, other than as pursuant to the Martin Agreement.

Mr. Martin and the Company previously agreed upon certain changes in executive positions, including his resignation as President effective March 15, 2011.  Accordingly, the Martin Agreement replaces and supersedes the Martin Employment Agreement.  Pursuant to the terms of the Martin Agreement, in consideration for Mr. Martin’s services as Chairman, he shall receive a consulting fee of $3,000 per month, accruing from the Effective Date.  The consulting fee will be reviewed by the Compensation Committee of the Company on an annual basis.  For so long as Mr. Martin remains a member of the Company’s Board of Directors (“Board”), he shall also be eligible for any compensation program in place for directors.  Currently, the Company’s Board receives a monthly stipend of $1,000.

Further, the Martin Agreement addresses that certain outstanding promissory note (“Note”) in Mr. Martin’s favor made pursuant to that certain Debt Settlement Agreement between the Company and Mr. Martin dated April 2, 2010 (the “Debt Settlement Agreement”) (see Note 10), in the principal amount of $215,940, plus interest accrued thereon.  The Note will be paid in full and fully satisfied by the Company in two payments in accordance with the following schedule:  (i) first payment of one half of the remaining principal, together with accrued interest from the Effective Date, on or before November 29, 2011; and (ii) second payment of all remaining principal, together with accrued interest from the Effective Date, on or before February 27, 2012.  There shall be a late payment penalty of $100/day for each day beyond such payment dates for the Note.  Mr. Martin may elect, in his sole discretion, to convert the sums due under the Note into shares of the Company’s common stock.  The parties acknowledge that upon satisfaction of the Note as set forth above, the Debt Settlement Agreement shall be deemed fulfilled and all obligations satisfied.

Pursuant to the Martin Agreement, the Company granted a one-time bonus of options to acquire 500,000 shares of the Company’s common stock pursuant to the Company’s 2007 Equity Incentive Plan.  Additionally, the Company granted Mr. Martin a stock option exercisable for up to 1,500,000 shares of the Company’s common stock.  These stock options vested immediately, have an expiration date of three years from the date of the Martin Agreement, and are exercisable at $0.11 per share.

Mr. Martin agreed to be bound by certain confidentiality and indemnification provisions, as well as a full and final release of any and all obligations under the Martin Employment Agreement.  The engagement may be terminated at any time, with or without cause and with or without notice.

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

In March 2011, the Company issued Uptick 250,000 shares of the Company’s common stock as compensation pursuant to the Uptick Consulting Agreement.

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

San Diego Torrey Hills Capital, Inc.

In January 2011, the Company entered into a Consulting Agreement (the “San Diego Torrey Hills Consulting Agreement”) with San Diego Torrey Hills Capital, Inc. (“San Diego Torrey Hills”), whereby San Diego Torrey Hills is to provide defined investor relations and other financial services.  The San Diego Torrey Hills Consulting Agreement has an initial term of six months and will be automatically extended for a subsequent term of twelve months, unless notified in writing by either party within the initial six month term.  After the initial six month term, either party may terminate the agreement upon thirty (30) days prior written notice.

In consideration for services rendered under the San Diego Torrey Hills Consulting Agreement, the Company paid San Diego Torrey Hills a monthly cash fee of $6,000.  In addition, the Company issued San Diego Torrey Hills a three-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  The warrants vest 25% on grant, 25% after three months and 50% after twelve months. The San Diego Torrey Hills Consulting Agreement was terminated effective as of September 30, 2011.

Jeffrey Dahl Consulting Agreement

In March 2011, the Company entered into a Consulting Agreement (the “Dahl Consulting Agreement”) with Jeffrey Dahl (“Dahl”), whereby Dahl is to develop, coordinate, manage and execute a comprehensive corporate finance and business transaction campaign for the Company.  The Dahl Consulting Agreement has an initial term of twelve months and may be extended for subsequent terms of twelve months upon mutual written agreement of the parties.

In consideration for services rendered under the Dahl Consulting Agreement, the Company will issue Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.125 each month of the agreement, beginning April 2011.  The Company will also pay Dahl a defined transaction fee payable in cash for any Company property or project business transaction, previously agreed upon by the Company in writing resulting from Dahl’s provision of services.  The Company issued Dahl warrants to purchase 250,000 shares of the Company’s common stock in each of April, May, June, July, August and September 2011.

NOTE 16 – LEGAL MATTERS

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended September 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

DMC-Dynatec Mining Services Corporation - No material changes have occurred during the quarter ended September 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 17 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2011 and 2010, the Company made no cash payments for income taxes.

During the nine months ended September 30, 2011 and 2010, the Company made cash payments for interest of $3,388 and $240,013, respectively.

During the nine months ended September 30, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

•	Increased common stock and decreased additional paid-in capital by $2,943.

•	Increased common stock by $4,413, increased additional paid-in capital by $90,587 and decreased accrued liabilities by $95,000.

•	Decreased common stock by $500, decreased additional paid-in capital by $79,806 and decreased treasury stock by $80,306.

During the nine months ended September 30, 2010, the Company had the following non-cash financing and investing activities:

•	Increased receivables and decreased property and equipment by $18,880.

•	Decreased marketable securities and increased other comprehensive loss by $1,528,269.

•	Decreased accounts payable by $51,346, increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

•	Increased additional paid-in capital and decreased amounts due related parties by $92,081.

•	Increased additional paid-in capital and decreased accrued liabilities by $268,570.

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

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

There were no additional new accounting pronouncements issued during the nine months ended September 30, 2011 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

NOTE 19 – SUBSEQUENT EVENTS

Stock Issuances

On November 9, 2011, the Company issued 22,222,223 shares of its common stock to Silver Global in connection with the acquisition of the Company’s interest in the joint venture formed to develop and operate the Mina Santa Rosa (see Note 3).

Amendment to Mining Asset Purchase and Strategic Alliance Agreement

Effective as of October 7, 2011, the Company and Sala Valc S.A.C. (previously defined as “SV”) entered into an Amendment to Mining Asset Purchase and Strategic Alliance Agreement dated September 30, 2011 and a side letter agreement which will allow the Company to acquire a 100% interest in the Peru Properties (See Note 3).

Mina Santa Rosa Joint Venture Operating Agreement

On October 28, 2011, the Company entered into a Joint Venture Operating Agreement (the “Operating Agreement”) with Silver Global to govern the management and operations of that certain joint venture company, Golden Phoenix Panama, S.A., a Panama corporation (previously defined as the “JV Company”), formed for the purpose of holding, operating, running and mining the existing and future exploration, extraction, transport and benefit concessions encompassing the Mina Santa Rosa gold mine located in Cañazas, Panama  (See Note 3).

The Company will be earning in to a 60% interest (and potentially up to an 80% interest) in Mina Santa Rosa via its acquisition of interests in the share capital of JV Company, pursuant to that certain definitive Acquisition Agreement entered into between the Company and Silver Global dated September 16, 2011 and further discussed in Note 3.  Upon entering into this Operating Agreement and completion of the corresponding acquisition payment, the Company will earn an initial 15% ownership interest in JV Company.

Pursuant to the terms of the Operating Agreement, the parties have agreed that the Company will act as the Manager of JV Company and, as such, will have the powers and responsibilities of the “Manager” as set forth in the Operating Agreement, including, in particular, management responsibilities for all operational aspects of JV Company.  Silver Global will be responsible for handling all social programs, political and community relations, and human resource matters within Panama.  As Manager, the Company shall manage, direct and control operations, and shall prepare and present to the Management Committee (discussed below) proposed programs and budgets.

In furtherance of the Acquisition Agreement, the Company affirmed that during such time period when it is earning in to its 60% ownership interest and bringing Mina Santa Rosa into Commercial Production (as defined in the Acquisition Agreement), Silver Global’s ownership interest in JV Company shall be carried by the Company, and Silver Global will have no obligation to fund programs and budgets and will suffer no dilution, all such changes in ownership and matters regarding the relationship of the parties as shareholders of JV Company to be set forth in a Stockholders Agreement, in the form attached as an exhibit to the Operating Agreement, to be entered into upon payment of the second acquisition payment under the Acquisition Agreement and issuance of the corresponding share capital of JV Company.

The parties also agreed to an area of interest, encompassing the entirety of Panama, within which any new acquisitions of real property or mineral interests by one party must be offered to the other party to bring into JV Company according to the parties’ then-existing ownership interests in JV Company.

Further, pursuant to the terms of the Operating Agreement, the parties established a Management Committee to determine overall policies and objectives of the JV Company.  The Management Committee will consist of five members, with three members appointed by Silver Global and two members appointed by the Company, until such time as either party’s ownership interest exceeds 50%, at which point, such party holding 50% or more of the ownership interest will have the right to appoint three members and the minority holder shall have the right to appoint two members.  The Management Committee will meet at least quarterly, and the Manager shall be tasked with implementing the policies and objectives, including duly adopted programs and budgets to carry out the business of JV Company.

Notwithstanding anything to the contrary, per the terms of the Operating Agreement, the approval of both parties will be required for significant actions, including, any merger or acquisition with a third party, any debt or royalty financing encumbering the properties outside of the ordinary course of business, exceeding the prior year’s adopted programs and budgets by more than 35%, dissolution, or any modification to the Operating Agreement

On November 14, 2011, the Company paid the $3,750,000 cash acquisition payment.

Note Settlement Agreement

On October 31, 2011, the Company completed the closing of a Termination, Settlement and Release Agreement to settle an outstanding promissory note of approximately $4.2 million owed to the Company from the sale of its membership interest in the Ashdown LLC.  As more fully described in Note 7, the Company is to receive a 2% net smelter return royalty on the Ashdown Project, 3 million shares of WEX common stock and 1.25 million shares of American Mining Corporation.  The Company has agreed to forgive, release and forever discharge any and all obligations and liabilities of WEG under the promissory note.

Molyco – Membership Interest Purchase Agreement

Subsequent to September 30, 2011, on October 31, 2011, the Company closed the Molyco Agreement pursuant to an Amendment to Membership Interest Purchase Agreement dated October 28, 2011 (the “Molyco Amendment”).  Pursuant to the Molyco Amendment, the Company acquired Pinnacle’s 32.5% membership interest in Molyco (see Note 3) for the previously agreed purchase price consisting of:  (i) a cash payment of $250,000 (which amount has been previously paid as of the date of this Report); and (ii) issuance of two promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full, subject to reduction in principal for early repayment as may be mutually agreed upon by the parties; and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from Closing, subject to a first right of refusal of Golden Phoenix to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the date that is 24 months from the closing date of October 31, 2011.

Senior Secured Gold Stream Credit Agreement

On November 2, 2011, we borrowed $4,250,000 from Tranche 2 of the Senior Secured Gold Stream Credit Agreement (Note 8), netting approximately $4,065,000 after payment of fees and expenses.

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

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario Canada, and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  As more fully described in the Notes to Condensed, Consolidated Financial Statements, we have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada; an 80% interest in claims that are an extension to the Coyote Fault property (referred to as the “Coyote Extension”); a 100% interest in five gold and molybdenum properties in Peru; and a 60% interest in a mining property located in Panama, with an option to acquire an additional 20% interest upon meeting certain milestones.

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through September 30, 2011.  All intercompany accounts and balances have been eliminated in consolidation.

GOING CONCERN UNCERTAINTY

Our financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $57,949,717 at September 30, 2011.  Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently, none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

As more fully described in the Notes to Condensed, Consolidated Financial Statements and elsewhere in this quarterly report, we currently own or recently have entered into options and agreements for the acquisition of various mineral properties in North, Central and South America.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In May 2011, we entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the nine months ended September 30, 2011, we received proceeds of $620,000 from the sale of our common stock under this agreement.  In addition, we recently entered into a senior, secured gold stream debt facility for up to $15.5 million, secured by substantially all our assets.  Through September 30, 2011, we borrowed $1,750,000 from this debt facility and repaid a $1 million bridge loan funded in anticipation of closing the gold stream debt facility.  There can be no assurance that we will meet the conditions required to borrow additional funds from the debt facility or that we will be successful in its efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations, or we and our joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of September 30, 2011 and December 31, 2010, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs.  Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed on the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of September 30, 2011 and December 31, 2010, the Company had no capitalized mineral property acquisition costs.

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

As of September 30, 2011 and December 31, 2010, we had no mineral properties or projects for which we were required to estimate and accrue the costs associated with closure, reclamation and environmental reclamation in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 410, Asset Retirement and Environment Obligations.

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

Note Receivable.  As of September 30, 2011 and December 31, 2010, the note receivable from WEG received in the sale of our interest in the Ashdown LLC has been reduced by a 100% valuation allowance due to the uncertainty of collecting the note or realizing any value from the assets and property of the Ashdown LLC upon foreclosure.  Payments or other consideration received from WEG in the future will be recorded as either interest income or gain on sale of our interest in the Ashdown LLC.  We entered into a Note Settlement Agreement with WEG in October 2011, pursuant to which we are to receive certain shares of stock and a royalty interest in full payment of the note receivable (see Note 19 to our Condensed Consolidated Financial Statements).

Revenue Recognition.  Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes.  We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2011 and December 31, 2010, we have fully reduced our deferred tax assets by recording a valuation allowance.

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

There were no additional new accounting pronouncements issued during the nine months ended September 30, 2011 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our financial statements.

RESULTS OF OPERATIONS

Sales

Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months ended September 30, 2011 and 2010, we had rental income of $67,800 and $43,000, respectively.  During the nine months ended September 30, 2011 and 2010, we had rental income of $133,400 and $43,000, respectively.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying condensed consolidated statements of operations exclude the operating costs and expenses of the Mineral Ridge Mine due to its classification as discontinued operations.

Cost of mining operations was $78,170 for the nine months ended September 30, 2011, and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We recently closed agreements that will allow us to obtain a 100% interest in this project in Peru.  We did not incur material costs of mining operations in the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2010 that were not included in discontinued operations.

Exploration and evaluation expenses increased significantly during the first nine months of the current fiscal year when compared to the same period of last fiscal year because of our new exploration property projects.  In particular, we recorded a total of $6,096,498 in the acquisition of Ra Resources, which amount was higher than anticipated due to the protracted delay in closing this acquisition (see Note 4 to our Condensed Consolidated Financial Statements).  Exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Mhakari Properties	$386,089	$567,390	$436,089	$616,864
Peru Properties	1,373,995	200,000	1,894,721	345,000
Molyco	-	-	200,000	-
Mina Santa Rosa	1,250,000	-	1,250,000	-
Shining Tree Mining District	47,432	-	6,160,727	-
North Williams Township, Ontario	-	58,410	39,055	58,410
Other	87,555	98,972	306,058	204,484

Total	$3,145,071	$924,772	$10,286,650	$1,224,758

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

The entire purchase price was allocated to the mineral properties, and in accordance with the Company’s accounting policies, was expensed to exploration and evaluation expenses due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.

General and administrative expenses were $1,004,330 and $528,423 for the three months ended September 30, 2011 and 2010, and $2,907,750 and $1,306,417 for the nine months ended September 30, 2011 and 2010, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  The increase in general and administrative expenses in the current year resulted from support for the development of new exploration property projects and business opportunities, including increased outside consulting fees and travel expenses.

Depreciation and amortization expense was $22,229 and $18,924 for the three months ended September 30, 2011 and 2010 and $60,527 and $55,303 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in depreciation and amortization expense in the current year resulted from the addition of vehicles and office furniture and equipment in the current year.

We recorded royalties expense of $489,002 for the nine months ended September 30, 2010 for the non-interest bearing note payable issued to an officer and director to extinguish a portion of the royalty obligation due to the Ashdown Milling Company LLC.  We had no royalties expense for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011.

Other Income (Expense)

Interest and other income currently is not material to our financial statements, and was $4 and $36,678 for the three months ended September 30, 2011 and 2010, and $5,392 and $47,799 for the nine months ended September 30, 2011 and 2010, respectively.

Interest expense was $100,430 and $36,601 for the three months ended September 30, 2011 and 2010, respectively.  The increase in interest expense in the quarter ended September 30, 2011 was due to the increase in debt from the senior, secured gold stream debt facility and the preceding bridge loan.  Interest expense was $118,334 and $149,933 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in interest expense on a year-to-date basis in the current year is due primarily to the overall reduction in our debt in the periods prior to our entering into the secured gold stream debt facility and the preceding bridge loan.

We reported a foreign currency loss of $4,149 in the three months ended September 30, 2011 and a foreign currency gain of $104,559 for the three months ended September 30, 2010, and a foreign currency loss of $663 and $50,845 in the nine months ended September 30, 2011 and 2010, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account and changes in foreign exchange rates.

During the three months and nine months ended September 30, 2011, we reported a gain on extinguishment of debt of $10,677 and $30,677, respectively.  During the nine months ended September 30, 2010, we reported a gain on extinguishment of debt of $36,901.  We had no gain on extinguishment of debt in the three months ended September 30, 2010.

For the three months and nine months ended September 30, 2010, we reported a loss on sale of marketable securities of $1,681,571, resulting from the sale in a market transaction of all 7,824,750 shares of our investment in Scorpio Gold common stock.  We had no sales of marketable securities for the three months and nine months ended September 30, 2011.

We reported a gain on disposal of property and equipment of $50 during the nine months ended September 30, 2011.  We also reported a loss on disposal of property and equipment of $6,322 in the nine months ended September 30, 2010.  We had no gain or loss on disposal of property and equipment in the three months ended September 30, 2011 and 2010.

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

During the nine months ended September 30, 2011, the Company received proceeds of $192,285 from the promissory note issued in the sale of our ownership interest in the Ashdown LLC, and we recognized a gain on sale of discontinued operations of $192,285 in the condensed consolidated statements of operations for the nine months ended September 30, 2011.

The accompanying condensed statement of operations for the three months and nine months ended September 30, 2010 includes the following for the Mineral Ridge LLC:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenues	$-	$-

Loss before income taxes	-	(81,219)
Provision for income taxes	-	-

Loss from discontinued operations	-	(81,219)
Gain (loss) on sale of Mineral Ridge assets	(8,256)	8,982,772

Income (loss) from discontinued operations	$(8,256)	$8,901,553

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

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $57,949,717 at September 30, 2011.  At September 30, 2011, we had current assets of $341,698 and current liabilities of $3,992,437, resulting in a working capital deficit of $3,650,739.  Included in current assets at September 30, 2011 were cash and cash equivalents totaling $197,874.

We currently have no significant operating revenues.  As further discussed above, and in the notes to our financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, our general and administrative and support expenses may continue to increase over current levels as we move forward with our planned expansion and development activities.

Stock Purchase Agreement

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the nine months ended September 30, 2011, we received proceeds of $620,000 from the sale of our common stock under this agreement.  The investor has been issued two-year warrants to purchase 3,333,333 shares of our common stock at an exercise price of $0.20 per share.  The investor was also issued 1,523,210 shares of the Company’s common stock for fees under the terms of the agreement.

Senior Secured Bridge Loan

On August 4, 2011, we announced we had closed a $1 million senior secured bridge loan facility (the “Bridge Loan”) from Waterton Global Value, L.P. (“Waterton”) to complete our phase two, 45-day due diligence period for acquiring an interest in the Mina Santa Rosa mining project in Panama.  We signed a term sheet with Waterton to obtain a $15.5 million gold stream debt facility to fast track the financing and development of the Mina Santa Rosa project.

The Bridge Loan was secured by a lien on, and a first priority security interest in, all of the tangible and intangible properties and assets of the Company and its subsidiaries, including our membership interest in the Mineral Ridge, LLC.

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

Senior Secured Gold Stream Credit Agreement

On September 26, 2011, we entered into a Senior Secured Gold Stream Credit Agreement with Waterton, which replaced the Bridge Loan, whereby Waterton has agreed to advance the Company up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further our advancement of acquiring an interest in the Mina Santa Rosa property.

The Gold Stream Facility is secured by all assets of the Company, including a pledge of the our membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.  In consideration for making the Gold Stream Facility available, we will pay Waterton a 2% structuring fee, with the first 1% of such fee being paid in connection with the closing of first tranche of funding and the second 1% to be paid on the closing of the second tranche of funding.

That portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) will be payable by the Company to the Lender in monthly payments commencing in March 2012 for a period between two and eighteen months depending on the amount borrowed.  Under the Gold Stream Facility, each monthly repayment of the Principal Amount will be made by either (a) cash in immediately available funds pursuant to the repayment schedule, or (b) the delivery of physical ounces of gold to Waterton, where the number of ounces to be delivered shall be based on the then current spot price of gold less an applicable discount.  The first tranche of funding in the amount of $1,750,000, which included repayment of the $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.

The Company must satisfy certain conditions prior to drawing down each of the five tranches of the Commitment Amount, including, but not limited to, the ongoing existence of the security documents, the good standing of the Company’s Acquisition Agreement with Silver Global dated September 16, 2011 (the “Acquisition Agreement”), with respect to its acquisition of an interest in the Mina Santa Rosa gold mine and successful completion of certain milestones as compliment the Company’s earn-in of its interest in Mina Santa Rosa, amongst others.

On satisfaction of the conditions precedent, and at our discretion, we may borrow the remaining three of the five tranches, pursuant to the following schedule:

Tranche 1	$1,750,000	(borrowed on September 26, 2011)
Tranche 2	4,250,000	(borrowed on November 2, 2011)
Tranche 3	3,000,000
Tranche 4	1,500,000
Tranche 5	5,000,000

Repayments commence in March 2012 and, if made in cash, would be in monthly repayment amounts of $750,000 for each of the first four tranches borrowed.  Upon borrowing tranche five, repayments consist of eight monthly payments of $750,000 and ten monthly payments of $950,000.  Monthly repayment amounts also consist of a profit participation amount in the event the spot price of gold exceeds $1,450 per ounce based on a percentage of the amount by which the spot price exceeds $1,450 per ounce related to the monthly repayment amount.

In the event of a default, including, but not limited to, nonpayment, bankruptcy, dissolution, change of control of the Company, breach of representations, warranties or covenants, Waterton may accelerate the Gold Stream Facility and declare all amounts immediately due and payable, as well as pursue all other rights and remedies available to it under the security documents.  We made certain representations, warranties and affirmative and negative covenants customary for secured loan transaction of this nature.

Further, in connection with the Gold Stream Facility, we affirmed Waterton’s option, pursuant to an Amended and Restated Option Agreement, to purchase our interest in the Mineral Ridge LLC, which option, along with the Company’s grant of a security interest in our ownership of the Mineral Ridge LLC, were simultaneously consented to by Scorpio Gold Corporation, the majority partner at Mineral Ridge.  In the event Waterton exercises its option to purchase our interest in the Mineral Ridge LLC, any outstanding amount under the Gold Stream Facility must be immediately repaid pursuant to a formula that provides a margin based on a discount to the spot price of gold.

On November 2, 2011, we borrowed $4,250,000 from Tranche 2, netting approximately $4,065,000 after payment of fees and expenses.

There can be no assurance that we will meet the conditions required to borrow additional funds from this debt facility.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the nine months ended September 30, 2011, we used net cash of $3,530,774 in operating activities, compared to $2,672,841 net cash used in operating activities during the nine months ended September 30, 2010.  After eliminating income from discontinued operations and non-cash income and expense items, the increase in net cash used in operating activities in first nine months of the current year compared to the nine months ended June 30, 2010 is primarily due our net loss, partially offset by a decrease in prepaid expenses and other current assets of $64,387, and increases in accounts payable of $126,008 and accrued liabilities of $137,955.

By comparison, in the nine months ended September 30, 2010, we had increases in receivables of $21,659 and prepaid expenses and other current assets of $2,051 and decreases in accounts payable of $508,591 and accrued liabilities of $79,440, partially offset by a decrease in deposits of $25,340.

During the nine months ended September 30, 2011, we had net cash used in investing activities of $38,131, comprised of the purchase of property and equipment of $38,181, partially offset by proceeds from the disposal of property and equipment of $50.  During the nine months ended September 30, 2010, we had net cash provided by investing activities of $3,819,997, comprised of the net proceeds from the sale of marketable securities, partially offset by the purchase of property and equipment of $12,629.

During the nine months ended September 30, 2011, net cash provided by financing activities was $2,054,176, comprised of net proceeds from the sale of common stock of $645,000, proceeds from the exercise of warrants of $105,000, and proceeds from notes payable of $2,750,000, partially offset by the purchase of treasury stock of $79,804, payment of debt issuance costs of $312,372 and payments of notes payable and long-term debt of $1,053,648.  During the nine months ended September 30, 2010, net cash used in financing activities was $2,856,602, comprised of payments of notes payable and long-term debt of $2,415,196, payments of severance obligations of $65,201, payments of amounts due related parties of $606,205, and the purchase of option to buy back warrants of $10,000, partially offset by net proceeds from the sale of common stock of $240,000.

During the nine months ended September 30, 2011, net cash provided by discontinued operations was $192,285 from proceeds from the note receivable issued in our sale of our interest in the Ashdown LLC.  During the nine months ended September 30, 2010, net cash provided by discontinued operations was $2,548,961 resulting primarily from the cash proceeds from the sale of the Mineral Ridge net assets.

Promissory Note Settlement Agreement

The $4,076,330 balance of the purchase price due us as of September 30, 2011 from WEG from the sale of our membership interest in the Ashdown LLC is in the form of a secured promissory note, bearing interest at 5.25% from April 1, 2011, and payable in monthly payments beginning April 1, 2011 for 49 months until the Maturity date of April 1, 2015.  WEG assumed substantially all of the liabilities of the Ashdown LLC.  There can be no guarantee or assurance that WEG will be successful in its ability to raise sufficient capital to fund the operations of the Ashdown LLC, attain a sustained profitable level of operations, or pay us the amounts due in accordance with the terms of the promissory note.

We received the monthly payment of $96,142 in each of April and May 2011 in accordance with the terms of the promissory note.

On March 4, 2011, we entered into a partially binding letter of intent agreement (“LOI”) with WEG with respect to the negotiation of potential settlement terms of the promissory note.  Pursuant to the LOI, an understanding and basic outline of terms had been reached between the parties with respect to the potential settlement of the Note whereby we would forgive the note in full, in exchange for: (i) $500,000 in cash; (ii) issuance to the Company of 3,000,000 shares of WEG’s parent company’s (Win-Eldrich Mines Limited, “WEX”) common stock; (iii) assumption in full by WEG of certain obligations, for which the Company is contingently responsible for 50%; (iv) a perpetual 2% net smelter return royalty on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000; and (v) the right of the Company to appoint one individual to the board of directors of WEX.

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

The Agreement was subject to certain closing conditions, namely, necessary regulatory approvals, including TSXV approval on behalf of WEX, and closed on October 31, 2011.

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

Martin Consulting Agreement

Effective as of September 30, 2011, we entered into and declared effective that certain Consulting Agreement dated September 1, 2011 with Robert P. Martin, former President of the Company and current Chairman of the Board of Directors, together with an Amendment to Consulting Agreement dated September 28, 2011 (collectively, the “Martin Agreement”).

The Martin Agreement addresses that certain outstanding promissory note (“Note”) in Mr. Martin’s favor made pursuant to that certain Debt Settlement Agreement between the Company and Mr. Martin dated April 2, 2010 (the “Debt Settlement Agreement”), in the principal amount of $215,940, plus interest accrued thereon.  The Note will be paid in full and fully satisfied by the Company in two payments in accordance with the following schedule:  (i) first payment of one half of the remaining principal, together with accrued interest from the Effective Date, on or before November 29, 2011; and (ii) second payment of all remaining principal, together with accrued interest from the Effective Date, on or before February 27, 2012.  There shall be a late payment penalty of $100/day for each day beyond such payment dates for the Note.  Mr. Martin may elect, in his sole discretion, to convert the sums due under the Note into shares of the Company’s common stock.  The parties acknowledge that upon satisfaction of the Note as set forth above, the Debt Settlement Agreement shall be deemed fulfilled and all obligations satisfied.

Amendment to Mining Asset Purchase and Strategic Alliance Agreement

Effective as of October 7, 2011, the Company and SV entered into an Amendment to Mining Asset Purchase and Strategic Alliance Agreement dated September 30, 2011 (the “Amendment”), and a side letter agreement regarding the Amendment (the “Side Amendment,” and together with the Amendment the “Amendments”) in order to amend certain terms, conditions and provisions of the Agreement between the Company and SV dated June 1, 2011.

Pursuant to the Amendments, among other things, (i) the strategic alliance provisions contemplated in the Agreement were eliminated, (ii) only SV will contribute all right, title and interest in the Property to the Company’s Peruvian subsidiary corporation in order for the Company to acquire a 100% interest in the Property and (iii) the consideration component obligations due to SV in exchange for such 100% interest were restructured (subject to and including a net smelter return royalty discussed below).

The Company issued SV two convertible promissory notes, subject to the following terms and conditions: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right vesting as of January 1, 2012, which note shall automatically convert on or before the maturity date of September 30, 2012 (“Note 1”); and (ii) a convertible note in the amount of $513,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,132,228 shares, such conversion right vesting as of January 1, 2012, which note shall automatically convert on or before the maturity date of September 30, 2012 (“Note 2,” and collectively with Note 1, the “Notes”), with such vesting of the Notes subject to full and complete transfer of all titles to the Property in the name of the Company’s Peruvian subsidiary, including submission of the necessary application and related documentation of transfer within 10 business days of Closing (as amended to mean September 30, 2011), and completion of registration of title on or before January 1, 2012.

Subsequently, pursuant to the Side Amendment, SV agreed to a 1,000,000 shares reduction afforded under the Note 2 conversion rights such that the shares issuable to SV upon automatic conversion of Note 2 shall now be equal to 4,132,228 shares along with a corresponding decrease in principal to $413,223.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tetra Financial Group, LLC – No material changes have occurred during the quarter ended September 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

DMC-Dynatec Mining Services Corporation - No material changes have occurred during the quarter ended September 30, 2011.  Further description of this legal dispute is provided in the Company’s Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In July 2011, the Company issued 2,777,778 shares of its common stock to Silver Global SA for the acquisition of an interest in mineral properties valued at $500,000.

In July 2011, the Company issued 3,000,000 shares of its common stock to Goldman Sachs International upon exercise of warrants for cash of $90,000.

In September 2011, the Company issued 250,000 shares of its common stock to Timothy J. Poser for cash of $25,000 and issued to Mr. Poser a two-year warrant to purchase 250,000 shares of the Company’s common stock.

In September 2011, the Company issued a total of 4,000,000 shares to Mhakari Gold (Nevada), Inc. as follows:  2,700,000 shares upon exercise of warrants for mineral property option payments totaling $135,000; 300,000 shares upon exercise of warrants for cash of $15,000; and 1,000,000 shares issued for a mineral property option payment of $140,000.  The Company also issued Mhakari Gold (Nevada), Inc. two-year warrants to purchase 1,500,000 shares of the Company’s common stock for a mineral property option payment.

In consideration for services rendered under a consulting agreement, the Company issued Jeffrey Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock in each of July, August, and September 2011.  The warrants vest immediately upon grant.

The issuances of common stock and options and warrants to purchase common stock to these parties were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2011 – July 31, 2011	-	-	-	35,740,360
Month #2 August 1, 2011 – August 31, 2011	240,000 (1)	$0.101	240,000	35,500,360
Month #3 September 1, 2011 – September 30, 2011	-	-	-	35,500,360
Total	605,892	$0.129	605,892(2)	35,500,360

(1)           All share purchases of Company common stock during the nine months ended September 30, 2011 were conducted in open market transactions.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

10.1	Bridge Loan Agreement between the Company and Waterton Global Value, dated August 3, 2011. *

10.2	Security Agreement between the Company and Waterton Global Value, dated August 3, 2011. *

10.3	Option Agreement between the Company and Waterton Global Value, dated August 3, 2011. *

10.4	Consent, Waiver and Subordination Agreement between the Company, Waterton Global Value and Scorpio Gold, dated August 3, 2011.*

10.5	Amendment to Mineral Ridge Gold LLC Operating Agreement between the Company and Scorpio Gold (US) Corp, dated August 3, 2011. *

10.6	Termination Agreement between the Company, Mineral Ridge Gold LLC, Scorpio Gold Corp, Scorpio Gold (US) Corp and Waterton Global Value, dated August 3, 2011. *

10.7	Option Agreement between the Company and Mhakari Gold (Nevada) Corp., dated July 25, 2011. *

10.8	Termination, Settlement and Release Agreement between the Company, Win-Eldrich Gold Inc. and Win-Eldrich Mines Limited, dated August 14, 2011. *

10.9	Definitive Acquisition Agreement between the Company and Silver Global SA, dated September 16, 2011. *

10.10	Senior Secured Gold Stream Credit Agreement between the Company and Waterton Global Value, dated September 26, 2011. *

10.11	Amended and Restated Security Agreement between the Company and Waterton Global Value, dated September 26, 2011. *

10.12	Amendment to Mining Asset Purchase and Strategic Alliance Agreement between the Company and Sala-Valc SAC, dated September 30, 2011. *

10.13	Consulting Agreement between the Company and Robert P. Martin and Side Letter Agreement, dated September 30, 2011. *

10.14	Membership Interest Purchase Agreement between the Company and Pinnacle Minerals Corporation, dated March 7, 2011. *

10.15	Amendment to Membership Interest Purchase Agreement between the Company and Pinnacle Minerals Corporation, dated October 28, 2011. *

10.16	Amended and Restated Pledge Agreement between the Company and Waterton Global Value, dated September 26, 2011 *

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculations*
101.DEF	XBRL Definitions*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on January 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 21, 2011	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: November 21, 2011	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer