Form 10-Q/A
period 2011-09-30
GOLDEN PHOENIX MINERALS INC
filed 2012-03-19
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-1878178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7770 Duneville St., Suite #11, Las Vegas, Nevada	89139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 589-7475

                                                                     N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐                      No ☒

As of March 19, 2012 there were 360,262,893 outstanding shares of the registrant’s common stock.

EXPLANATORY NOTE

           Golden Phoenix Minerals, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2011 (the “Original Filing”) to (i) amend and restate Item 6 of the Original Filing to properly mark the exhibits that are subject to confidential treatment in the reports of the Company filed pursuant to the Securities Exchange Act of 1934, as amended, and (ii) re-file Exhibits 10.3 and 10.10 to the Original Filing in their entirety, including certain exhibits, schedules or attachments to such exhibits, as applicable, as Exhibits 10.3 and 10.10 hereto.

This Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. All other Items of the Original Filing have been omitted from this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the filing of the Original Filing.

Item 6.  Exhibits

Exhibit
No.	Description
3.1.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 2.1 to the Company’s Form 10SB filed on July 30, 1997).
3.1.2	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 1 to Form SB-2 filed on December 21, 2007).
3.1.3	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 5, 2008).
3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed December 8, 2010).
3.2.1	Bylaws of the Company (incorporated by reference from Exhibit 2.1 to the Company’s Form 10SB filed on July 30, 1997).
3.2.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed June 5, 2008).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed June 5, 2008).
4.2	Form of Warrant of the Company (incorporated by reference from Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2007).
4.3	Form of Warrant of the Company - December 2010 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed January 6, 2011).
10.1	Bridge Loan Agreement between the Company and Waterton Global Value, dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 21, 2011).
10.2	Security Agreement between the Company and Waterton Global Value, dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 21, 2011).
10.3#	Option Agreement between the Company and Waterton Global Value, dated August 3, 2011.*
10.4
Consent, Waiver and Subordination Agreement between the Company, Waterton Global Value and Scorpio Gold, dated August 3, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 21, 2011).

10.5
Amendment to Mineral Ridge Gold LLC Operating Agreement between the Company and Scorpio Gold (US) Corp, dated August 3, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 21, 2011).

10.6
Termination Agreement between the Company, Mineral Ridge Gold LLC, Scorpio Gold Corp, Scorpio Gold (US) Corp and Waterton Global Value, dated August 3, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 21, 2011).

10.7	Option Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 25, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 21, 2011).
10.8
Termination, Settlement and Release Agreement between the Company, Win-Eldrich Gold Inc. and Win-Eldrich Mines Limited, dated August 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on November 21, 2011).

10.9	Definitive Acquisition Agreement between the Company and Silver Global S.A., dated September 16, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on November 21, 2011).
10.10#	Senior Secured Gold Stream Credit Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011.*

10.11
Amended and Restated Security Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on November 21, 2011).

10.12
Amendment to Mining Asset Purchase and Strategic Alliance Agreement between the Company and Sala-Valc, S.A.C., dated September 30, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on November 21, 2011).

10.13
Consulting Agreement between the Company and Robert P. Martin and Side Letter Agreement, effective as of September 1, 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed on November 21, 2011).

10.14
Membership Interest Purchase Agreement between the Company and Pinnacle Minerals Corporation, dated March 7, 2011 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 21, 2011).

10.15
Amendment to Membership Interest Purchase Agreement between the Company and Pinnacle Minerals Corporation, dated October 28, 2011 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on November 21, 2011).

10.16
Amended and Restated Pledge Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q filed on November 21, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).
101.SCH	XBRL Schema (incorporated by reference to Exhibit 101.SCH to the Company’s Form 10-Q filed on November 21, 2011).
101.CAL	XBRL Calculations (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).
101.DEF	XBRL Definitions (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).
101.LAB	XBRL Label (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).
101.PRE	XBRL Presentation (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

*	Filed herewith.
#
Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2012	GOLDEN PHOENIX MINERALS, INC. By: /s/ Thomas Klein Name: Thomas Klein Title: Chief Executive Officer

Date: March 19, 2012	By: /s/ J. Roland Vetter Name: J. Roland Vetter Title: Chief Financial Officer