Form 10-Q/A
period 2011-09-30
GOLDEN PHOENIX MINERALS INC
filed 2012-04-05
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 000-22905

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

Yes ☒                     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

As of April 5, 2012 there were 360,762,893 outstanding shares of the registrant’s common stock.

EXPLANATORY NOTE

           Golden Phoenix Minerals, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2011 (the “Initial Filing Date”) and amended on March 19, 2012 (as amended, the “Original Filing”) to amend and restate Part II of the Original Filing to properly mark the exhibits in Part II, Item 6 that are subject to confidential treatment in the reports of the Company filed pursuant to the Securities Exchange Act of 1934, as amended.

This Amendment No. 2 does not reflect events occurring after the Initial Filing Date and no attempt has been made in this Amendment No. 2 to modify or update other disclosures as presented in the Original Filing. All other Items of the Original Filing have been omitted from this Amendment No. 2. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Initial Filing Date.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2011 – July 31, 2011	-	-	-	35,740,360
Month #2 August 1, 2011 – August 31, 2011	240,000(1)	$0.101	240,000	35,500,360
Month #3 September 1, 2011 – September 30, 2011	-	-	-	35,500,360
Total	605,892	$0.129	605,892(2)	35,500,360

(1)	All share purchases of Company common stock during the nine months ended September 30, 2011 were conducted in open market transactions.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description
No.

3.1.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 2.1 to the Company’s Form 10SB filed on July 30, 1997).

3.1.2	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 1 to Form SB-2 filed on December 21, 2007).

3.1.3	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 5, 2008).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed December 8, 2010).

3.2.1	Bylaws of the Company (incorporated by reference from Exhibit 2.1 to the Company’s Form 10SB filed on July 30, 1997).

3.2.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed June 5, 2008).

4.1	Specimen Common Stock Certificate of the Company (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed June 5, 2008).

4.2	Form of Warrant of the Company (incorporated by reference from Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2007).

4.3	Form of Warrant of the Company - December 2010 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed January 6, 2011).

10.1	Bridge Loan Agreement between the Company and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 21, 2011).

10.2	Security Agreement between the Company and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 21, 2011).

10.3#
Option Agreement between the Company and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Form 10-Q/A filed on March 19, 2012).

10.4
Consent, Waiver and Subordination Agreement by and among the Company, Mineral Ridge Gold, LLC, Scorpio Gold (US) Corporation and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 21, 2011).

10.5
Amendment to Operating Agreement by and among the Company, Mineral Ridge Gold, LLC and Scorpio Gold (US) Corporation, dated August 3, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 21, 2011).

10.6
Termination Agreement by and among the Company, Mineral Ridge Gold, LLC, Scorpio Gold Corporation, Scorpio Gold (US) Corporation and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 21, 2011).

10.7	Option Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 25, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 21, 2011).

10.8
Termination, Settlement and Release Agreement by and among the Company, Win-Eldrich Gold, Inc. and Win-Eldrich Mines Limited, dated August 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on November 21, 2011).

10.9	Definitive Acquisition Agreement between the Company and Silver Global S.A., dated September 16, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on November 21, 2011).

10.10#
Senior Secured Gold Stream Credit Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Form 10-Q/A filed on March 19, 2012).

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

10.14
Membership Interest Purchase Agreement by and among the Company, Pinnacle Minerals Corporation, Molyco, LLC and Salwell International, LLC, dated March 7, 2011 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 21, 2011).

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

101.SCH	XBRL Schema (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

101.CAL	XBRL Calculations (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

101.DEF	XBRL Definitions (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

101.LAB	XBRL Label (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

101.PRE	XBRL Presentation (incorporated by reference to Exhibit 101 to the Company’s Form 10-Q filed on November 21, 2011).

*	Filed herewith.
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

Date: April 5, 2012	GOLDEN PHOENIX MINERALS, INC. By: /s/ Thomas Klein Name: Thomas Klein Title: Chief Executive Officer

Date: April 5, 2012	By: /s/ J. Roland Vetter Name: J. Roland Vetter Title: Chief Financial Officer