Form 10-K
period 2011-12-31
GOLDEN PHOENIX MINERALS INC
filed 2012-04-16
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction	(I.R.S. Employer Identification
of Incorporation or Organization)	No.)

7770 Duneville Street, Suite # 11, Las Vegas, Nevada	89139
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 589-7475

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was $46,123,891.

The number of shares of registrant’s common stock outstanding as of April 10, 2012 was 374,715,161.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this Annual Report.

  TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	39
ITEM 11.	EXECUTIVE COMPENSATION	39
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	39

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	40
	SIGNATURES	45

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or as incorporated by reference contains “forward-looking statements” as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “hope,” “intend,” “could,” “might,” “plan,” “predict” or “project” or the negative of these words or other variations on these words or comparable terminology.

Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience, (8) our plans with respect to properties and programs, (9) our beliefs and expectations regarding litigation, (9) our position with respect to disputes, and (10) the benefits related to ownership of our common stock.   These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” below and other risks and matters described in this filing and in our other SEC filings.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.  We do not undertake any obligation to update any forward-looking statements.

RESOURCE AND RESERVE ESTIMATES

The terms “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” used in our disclosure are Canadian mining terms that are defined in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) under the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Best Practice Guidelines for the Estimation of Mineral Resource and Mineral Reserves (the “CIM Standards”), adopted by the CIM Council on November 23, 2003. These definitions differ from the definitions in the United States Securities and Exchange Commission (the “SEC”) Industry Guide 7 under the U.S. Securities Act of 1933, as amended (the “Securities Act”). Under Industry Guide 7 standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

The terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” used in our disclosure are Canadian mining terms that are defined in accordance with NI 43-101 under the guidelines set out in the CIM Standards; however, these terms are not defined terms under Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein containing descriptions of our mineral deposits may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

Our primary mining property interests and assets include the following: a 30% joint venture interest on the Mineral Ridge gold and silver property near Silver Peak, Nevada, with Scorpio Gold; 100% ownership of the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum mine in Ontario, Canada, and four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada; an agreement to purchase an 80% interest in the Vanderbilt silver and gold project and an option to acquire an 80% interest in the Coyote Fault gold and silver project and an extension thereof, all of which are adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  Further, we have entered into definitive agreements to acquire a 100% interest in five gold and molybdenum properties in Peru, including two on the Pataz Gold Trend in the north and three in the Porvenir area in the south.  Please see our “Item 1A. Risk Factors” and other disclosure herein for discussion regarding current disputes related to any such properties.

Some of our more significant recent events include the following:

•
In the past 12 months: we have closed and entered into several acquisition and option agreements giving us the right to acquire various additional mining properties, adding to and diversifying our property portfolio, including:  closing the acquisition of Ra Resources Ltd., entering into an agreement to acquire an 80% interest in an extension to the Coyote Fault property, adjacent to Mineral Ridge; closing and amending our agreement to acquire five gold and molybdenum properties in Peru, and entering into an acquisition agreement to acquire up to a 60% and potentially 80% interest in the Santa Rosa gold mine in Panama (described below).

•
Closed Ra Resources Acquisition:  On April 14, 2011, following requisite regulatory approvals, we closed that certain definitive Acquisition Agreement (“Acquisition Agreement”) with Ra Resources Ltd., an Ontario corporation.   As a result of the closing of the Acquisition Agreement, we now own a 100% interest in four gold and base metal exploration properties in the Shining Tree Mining District in Ontario, Canada.

•
Expanded Corporate Team:  During 2011, Geologist Hans Rasmussen was appointed to the Board of Directors, attorney Sarah Ham joined as in-house counsel; Mining-Geology Expert John Bolaños joined as VP of Exploration; and Capital Market Expert, John Di Girolamo was appointed to the Board of Directors.

•
Completed Phase Two Sampling of Vanderbilt Silver and Gold Project:  On our behalf, Silver Spartan LLC collected a total of 26 channel samples from approximately 5 kilometers of underground workings within the historic Vanderbilt silver and gold mine. The sample locations included walls and ore veins at the back ends of drifts. The average grade of all samples is 91.4 grams per metric tonne (‘g/t’) silver and 1.74 g/t gold with an average sample weight of 4.67 kg.

•
Closed $12.5 Million Committed Funding From Lincoln Park Capital:  On May 26, 2011, we entered into a $12.5 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”).  Upon signing the Purchase Agreement, Golden Phoenix received $500,000 from LPC as an initial purchase under the $12.5 million commitment in exchange for 3,333,333 shares of our common stock and warrants to purchase 3,333,333 shares of our common stock at an exercise price of $0.20 per share.  We also entered into a registration rights agreement with LPC and subsequently filed a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement, which was declared effective by the SEC on July 22, 2011.  Upon continued effectiveness of the registration statement, we have the right, in our sole discretion, over a 36-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $12.5 million, including that LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price of $0.10 per share.

•
Milestones at Mineral Ridge Gold Project:  During 2011, our joint venture partner in the Mineral Ridge Gold, LLC (“Mineral Ridge LLC”), Scorpio Gold Corp. and its wholly-owned subsidiary, Scorpio Gold (US) Corp. (collectively, “Scorpio”), announced several milestones achieved at the Mineral Ridge gold project outside of Silver Peak, Nevada, including, but not limited to:

o	An increase reclamation bonding on the Mineral Ridge property by $3.6 million to $7.7 million
o	Receipt of all major environmental permits necessary to commence mining and processing operations
o	April 2011 – first shipment of loaded carbon for recovery of precious metals
o	June 2011 – first sale of gold
o	Completion of 55,940 feet of surface drilling, 85% of which lies outside of the area included in the June 2010 NI 43-101 compliant resource estimate for the Mineral Ridge project
o	8,125 ounces of gold and 4,843 ounces of silver were sold at an average realized price of $1,619 per ounce gold and $34 per ounce silver.

We currently maintain a 30% interest in the Mineral Ridge LLC.  There have been no distributions as of the date of this Report, and our position in and concerning the Mineral Ridge LLC is the subject of that certain complaint filed on March 30, 2012, further described under “Item 3. Legal Proceedings” below.

•	Santa Rosa, Panama: During 2011, extensive efforts were directed toward the acquisition and advancement of the Santa Rosa, Panama project:

o	July 9, 2011 – entered into LOI with Silver Global, S.A. “Silver Global” to acquire interest in Santa Rosa gold mine (“Santa Rosa” or “Mina Santa Rosa”)
o
September 16, 2011 – entered into a Definitive Acquisition Agreement to acquire a 60% interest, with an option to buy an additional 20% interest, in the Santa Rosa gold mine, via ownership in Golden Phoenix Panama S.A. (the “JV Company”), in consideration for $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production) and $4,500,000 in shares of our common stock, par value $0.001 per share (at a deemed value of $0.18 per share)

o	Completed Joint Venture Operating Agreement and effected transfer of all concessions to JV Company
o	Made payments in the aggregate amount of $4,500,000 in cash and issued 22,222,223 shares of our common stock, in consideration for a 15% interest in the JV Company.
o	Engaged SRK Consulting; Prepared and filed NI 43-101 Technical Report on Santa Rosa.

As disclosed under “Item 3. Legal Proceedings” below, we are currently in dispute with Silver Global regarding the status of the Santa Rosa Acquisition Agreement.

•
Relocated Corporate Office:  in October 2011, we announced the relocation of our corporate office from Sparks, Nevada to Las Vegas, Nevada, which will meet our corporate needs for the foreseeable future and provide increased accessibility as a headquarters for our expanded property portfolio.

•
Secured Gold Stream Credit Facility:  On September 26, 2011, we closed a Senior Secured Gold Stream Credit Agreement (“Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”), providing for a $15.5 million secured debt facility to be drawn down in five separate tranches, intended to further our advancement of acquiring an interest in the Mina Santa Rosa property.  As of December 31, 2011, we had drawn down the first two tranches under the Credit Agreement in an aggregate principal amount of $6 million.  Subsequent to December 31, 2011, we received a Notice of Default and Acceleration, as well as Supplemental Notices of Default and a Notice of Disposition of Collateral (collectively, the “Notices”) from the lender under the Credit Agreement.  We refute each assertion of default.  The facts and circumstances surrounding the Notices are also the subject matter of that certain complaint filed on March 30, 2012, as further described in “Item 3. Legal Proceedings” below.

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

As further discussed above and in the notes to our financial statements, several of our recent agreements, including those related to Mineral Ridge, Vanderbilt and Coyote Fault properties in Nevada, Ra Resources in the Shining Tree Mining District in Ontario, Canada, and agreements with respect to properties in Peru and Panama, reflect this strategy.  It is our intent to move forward with the various agreements to further develop these properties.

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

At the Mineral Ridge mine, our joint venture partner, Scorpio, as operator of the project, has obtained all necessary permits for heap leach processing and production.

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

If we or the operators of the properties in which we have an interest cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties could be adversely affected. See “Item 1A. Risk Factors” for more information.

Competition And Mineral Prices

The mining industry has historically been intensely competitive and the increasing price of gold since 2002 has led a number of companies to begin once again to aggressively acquire claims and properties.

Employees

As of the date of this filing, we currently employ 2 full-time employees.  We have contracts with various independent contractors and consultants to fulfill additional needs, including management, accounting, investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we bring new projects on line.

Corporate Office

Currently, our principal executive office consists of 2,400 square feet located at 7770 Duneville Street, Suite 11, Las Vegas, Nevada 89139, via a lease with a two year term, due to expire in October, 2013.  We also maintain office space in Lehi, Utah, via a short-term lease, for accounting personnel, for the convenience and proximity to our independent accounting firm.

ITEM 1A.  RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties.  The risks described below should be considered carefully when assessing an investment in our common stock.  The occurrence of any of the following events could harm us and these risks are not the only ones that we face.  If these events occur, our business, operating results or financial condition could suffer and stockholders may lose part or even all of their investment.

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

We Have Incurred Significant Losses Since our Inception in 1997 And May Never Be Profitable.

We have yet to establish any history of profitable operations. We incurred a net loss of $20,718,734 for the year ended December 31, 2011.  We had net income of $2,561,622 for the year ended December 31, 2010, due primarily to the sale of our interest in the Mineral Ridge LLC.  At December 31, 2011 we had an accumulated deficit of $65,578,161.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mineral interests.

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

Mineral Ridge Litigation:  Ongoing Litigation Regarding the Mineral Ridge Property May Result In Substantial Losses to Our Property Portfolio and May Have Significant Costs, All of Which May Represent a Material Loss to the Company.

Subsequent to our year ended December 31, 2011, on March 30, 2012, we filed suit in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton and Scorpio, alleging 13 separate causes of action, as set forth in “Item 3. Legal Proceedings.”  In the event we are not successful in obtaining an injunction and Waterton is otherwise lawfully able to foreclose upon and sell our interests in the Mineral Ridge LLC, we would have no further rights, titles or interests in the Mineral Ridge LLC, and would be left only with our right to pursue damages from Waterton and Scorpio through the litigation. The litigation may be expensive, take several years to resolve and there can be no assurance we would be successful in the litigation.

Our interests in the Mineral Ridge LLC are one of the principal assets of the Company and the loss thereof would represent a substantial and material loss to the Company.

Silver Global Arbitration:  Ongoing Arbitration Proceedings Against Silver Global Regarding the Santa Rosa Acquisition Agreement May Result in Substantial Costs and Potential Losses to Our Property Portfolio.

Subsequent to our year ended December 31, 2011, on April 4, 2012, we filed a request for arbitration with the International Chamber of Commerce (“ICC”) against Silver Global, as set forth in “Item 3. Legal Proceedings.”  In the event we are not successful in obtaining a favorable declaration of rights and/or an injunction from the ICC, or damages from Silver Global, and Silver Global is otherwise lawfully able to terminate the Acquisition Agreement and/or adversely affect the rights, titles or interests of the Company in the Acquisition Agreement and/or the Trust Agreement, we would have no further rights, titles or interests in the joint venture or the mining properties subject of the Acquisition Agreement.  The arbitration may be expensive, take several years to resolve and there can be no assurance we would be successful in the arbitration.

Our interests in the Acquisition Agreement and mining properties subject thereof, are one of the principal assets of the Company and the loss thereof would represent a substantial and material loss to the Company.

If Our Senior Secured Lender Proceeds with Foreclosure and Disposition of Collateral Proceedings, We Could Lose Certain Assets With No Assurance of Fair Value.

Our Senior Secured Lender, Waterton, provided us with Notices of Default and a Notice of Disposition of Collateral subsequent to our year ended December 31, 2011.  Although we dispute each assertion of default and the facts and circumstances are the subject of ongoing litigation, there can be no assurance that we will be able to repay Waterton or that Waterton will not continue to seek to dispose of certain of our assets, namely, our 30% interest in the Mineral Ridge LLC, at a public sale, at which we may not receive fair value for our interests.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, And Accumulated Deficit, All Of Which Mean That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the audit of our financial statements for the years ended December 31, 2011 and 2010 with respect to the uncertainty of our ability to continue as a going concern.  As discussed in Note 3 to our financial statements for the year ended December 31, 2011, we have generated significant losses from operations, and had an accumulated deficit of $65,578,161, which raises doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3 to our financial statements for the year ended December 31, 2011.

Fluctuating Gold and Silver Prices Could Negatively Impact our Business Plan.

The potential for profitability of gold and silver mining operations at our joint ventured properties and properties that we are actively exploring with an option to acquire, is directly related to the market prices of gold and silver.  The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold or silver at any time during future exploration, development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has progressively increased from $603 per ounce to $1,572 per ounce, as shown in the table below:

Average Annual Market Price of Gold Per Ounce, 2006-2011
2006	2007	2008	2009	2010	2011
$603	$695	$872	$972	$1,224	$1,572

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

The Ultimate Success of the Mineral Ridge LLC And Our Ability to Realize Profits From Operations or the Sale of our Interest Is Uncertain.

We currently own a 30% membership interest in the Mineral Ridge LLC, which was formed on March 10, 2010.  Scorpio owns a 70% membership interest in, and is the Manager and operator of, the Mineral Ridge LLC, and has agreed to carry all finance costs necessary to bring the Mineral Ridge Mine into commercial production and, provided it does so within 30 months of the closing of the Members’ Agreement, will then have the right to increase its interest in the Mineral Ridge LLC by 10% to a total of 80%.   This option was subsequently superseded by an option granted to Waterton to acquire our interest in the Mineral Ridge LLC, which option is intended to commence as of May 3, 2012, and provides for a purchase price to be based on measured, indicated and inferred ounces as described in a current NI 43-101 report on the Mineral Ridge property.  There can be no assurance that the option will be exercised, nor that we will maintain our interest in the Mineral Ridge LLC for a sufficient amount of time to realize our percentage of net profits from operations. In addition, subsequent to December 31, 2011, on March 30, 2012, we filed a complaint in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton and Scorpio, alleging 13 separate causes of action.  The Company is seeking injunctive relief to prohibit Waterton’s proposed sale of the Company’s interest in the Mineral Ridge LLC pending a resolution of the matters alleged in the complaint.  Although we hope the issues underlying the complaint can be resolved amicably by the parties in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company, this too could affect the option granted to Waterton to acquire our interest in the Mineral Ridge LLC, which option is intended to commence as of May 3, 2012.

We May Be at Risk of Losing an Interest in or Failing to Consummate Option and Acquisition Transactions With Respect to our Vanderbilt, Coyote Fault, Coyote Extension, Peruvian or Panamanian Property Interests if we Fail to Perform Our Obligations.

Under the terms of our asset purchase agreement and option agreements with Mhakari Gold (Nevada), Inc., we are required to meet certain obligations in order to attain an 80% interest in the Vanderbilt, Coyote Fault and Coyote Extension properties.  Although we have substantially completed our payment obligations, if we fail to make the necessary minimum exploration and development expenditures in a timely manner or to perform our other obligations as required under the agreements, we are at risk that the option could be forfeited and the acquisition of the respective 80% interests not attained.  We are also required to fund certain acquisition payments to earn-in to a full 60% in the Mina Santa Rosa property in Panama.  In the event we are unable to complete our funding commitments, we may forfeit all or a portion of our interest in those properties.

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

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to fulfill our outstanding obligations under our option and acquisition agreements to acquire property interests, repay outstanding debt obligations, bring our existing mining properties into production, and meet ongoing operating expenses.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

The Validity Of Our Unpatented Mining Claims Could Be Challenged, Which Could Force Us To Curtail Or Cease Our Business Operations.

A significant portion of our properties consist of unpatented mining claims, which we own or lease.  These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872.  We must make certain filings with the county in which the land or mineral is situated and with the Bureau of Land Management and pay annual holding fees of $133.50 per claim.  If we fail to make the annual holding payment or make the required filings, our mining claim could be void or voidable.  Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of property interests.  It is difficult to ascertain the validity of unpatented mining claims from public property records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim.  The General Mining Law requires the discovery of a valuable mineral on each mining claim in order for such claim to be valid, and rival mining claimants and the United States may challenge mining claims.  Under judicial interpretations of the rule of discovery, the mining claimant has the burden of proving that the mineral found is of such quality and quantity as to justify further development, and that the deposit is of such value that it can be mined, removed and disposed of at a profit.  The burden of showing that there is a present profitable market applies not only to the time when the claim was located, but also to the time when such claim’s validity is challenged.  However, only the federal government can make such challenges; they cannot be made by other individuals with no better title rights than us.  It is therefore conceivable that, during times of falling metal prices, claims that were valid when they were located could become invalid if challenged.  Title to unpatented claims and other mining properties in the western United States typically involves certain other risks due to the frequently ambiguous conveyance history of those properties, as well as the frequently ambiguous or imprecise language of mining leases, agreements and royalty obligations.  No title insurance is available for mining.  In the event we do not have good title to our properties, we would be forced to curtail or cease our business operations.

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

Our Potential Acquisitions and Operations in Peru and Panama are Subject to Political Risks.

Our agreements with Sala-Valc, SAC, with respect to the acquisition of a 100% interest in certain mining concessions, assets and properties in Peru will be subject to Peruvian law and national and local politics.  Similarly, our agreements with Silver Global, S.A. with respect to the acquisition of an interest in the Santa Rosa property in Panama will be subject to Panama law and local politics.  Although the current government in each jurisdiction has generally taken positions promoting private investment, we cannot predict future government positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation.  Any changes in government positions on these issues could adversely affect any potential assets, interests or operations, which could have a material adverse effect on our results of operations and financial position.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Mining Properties And Projects

Our primary mining property assets include: (i) four gold and base metal properties in the Shining Tree Mining District in Ontario, Canada; (ii) the Northern Champion molybdenum property in Ontario, Canada; and (iii) the Duff claims block, located adjacent to the Ashdown Mine in northwestern Nevada.  We completed an amendment to our acquisition agreement with respect to acquiring a 100% interest in five gold, tungsten and molybdenum properties in Peru, including two on the Pataz Gold Trend in the north and three in the Porvenir area in the south, which we are in process of finalizing documentation to complete the transfers.  We also have retained a 30% membership interest in the Mineral Ridge LLC, which brought the Mineral Ridge Mine into production and commenced gold sales in 2011.  We have an agreement to purchase an 80% interest in the Vanderbilt silver and gold project and an option to acquire an 80% interest in the Coyote Fault gold and silver project, both of which are adjacent to the Mineral Ridge gold and silver property near Silver Peak, Nevada.  We have also entered into an agreement to acquire a 60% interest, with an option to buy an additional 20% interest, in the Santa Rosa gold mine in Panama.  All such properties and interests within Nevada, Canada, Peru and Panama are further described below.

Figures 1 through 4 below display our mining property interests.

Figure 1. Map showing the locations of the Nevada properties discussed in this Annual Report.  Our Duff claims block is located adjacent to the Ashdown Mine, which we sold our interest in on May 13, 2009.  We currently own a 30% interest in the Mineral Ridge Gold, LLC, the joint venture entity currently in production at the Mineral Ridge Mine, near Silver Peak, Nevada.  We have an option to acquire an 80% interest in the Coyote Fault and Vanderbilt projects, subject to our completion of certain exploration and development funding obligations as discussed herein.

Figure 2. Map showing the Northern Champion property located within the Province of Ontario, Canada, as well as the four mining properties in the Shining Tree District of Ontario.

Figure 3.  Map showing the Porvenir stockpile, Porvenir Moly Exploration property and Alicia Gold Exploration in the South and the Group of the 8 and Tornitos properties in the North.  We are completing final documentation necessary to effect the transfer of a 100% interest in these properties, subject to certain retained royalties, as discussed herein.

Figure 4.  Map showing the Mina Santa Rosa project, located in Canazas, Panama.  We currently hold a 15% interest in the Santa Rosa property via our 15% ownership in Golden Phoenix Panama, S.A., the joint venture entity formed to own and operate the concessions constituting the Santa Rosa mine.

NEVADA PROPERTIES AND PROJECTS

Duff Claims Block, Humboldt County, Nevada

We own the Duff claims block comprised of 103 mineral claims located along the western flank of the Pine Forest Range, 20 miles south of Denio, Humboldt County, Nevada.  The claims block, which was acquired in 2007, extends from Oakly Canyon south of the Ashdown Mine to the border of the Blue Lake Wilderness Study Area.  Metals historically mined in the general region include gold, molybdenum, copper, tungsten, and antimony.

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

Joint Venture Interest in Mineral Ridge Gold Mine, Esmeralda County, Nevada

We currently own a 30% interest in the Mineral Ridge Mine via our joint venture project with Scorpio Gold Corporation and its wholly-owned subsidiary, Scorpio Gold (US) Corp. (collectively “Scorpio”).  The Mineral Ridge Mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada.  Subsequent to the formation of the joint venture with Scorpio, the land package was increased significantly by means of Scorpio staking additional claims and contributing the same to the joint venture.  The property consists of 54 patented and 486 unpatented mining claims totaling nearly 10,000 acres. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site from the west entrance by way of state highway 264, which connects to state highway 773 and US highway 6.  Also included are 3 private land parcels, which are located outside the main Mineral Ridge mine area. These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over certain springs. These private lands total about 430 acres. The total combined acreage is equal to approximately 10,404 acres or about 16.26 square miles, compared to 6.78 square miles prior to completion of the joint venture.

Prior to joint venturing the property with Scorpio, we had purchased the Mineral Ridge mine in late 2000 out of bankruptcy.  We believe that prior mine operators had spent about $30 million on the property, which included approximately $18 million in office, process, and ancillary facilities, about $2 million in engineering and feasibility studies, about $6 million in drilling and assays, $2 million in past permitting costs, and the remainder in site preparation.

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

The property is currently bonded and has been permitted for heap leach gold processing and production.  It has a well-developed infrastructure consisting of roadways, power grid, heap leach pad, crushing circuit, ADR plant, and water supply.  As the operator of the project, Scorpio announced that it commenced gold production in early 2011 and completed a three-phase drilling program.

In connection with our entering into a senior secured gold stream credit facility with Waterton, we granted Waterton an exclusive option, commencing May 3, 2012, to purchase our interest in the Mineral Ridge LLC for a purchase price based on measured, indicated and inferred (“MI&I”) ounces of gold at and in the Mineral Ridge project at the time of the closing of the exercise of the option.  Such MI&I ounces of gold are to be determined by reference to the then most recent NI 43-101 compliant report filed by Scorpio with the Canadian Securities Administrators on the System for Electronic Document Analysis and Retrieval (“SEDAR”), or, at Waterton’s option, by reference to a new NI 43-101 report prepared by one of three previously agreed upon industry experts.

As further described in Subsequent Events, Note 21 to our financial statements for the year ended December 31, 2011, Waterton has issued a Notice of Default and Acceleration of obligations due under the secured debt facility as well as a Notice of Disposition of Collateral, indicating its intent to sell our interest in the Mineral Ridge LLC at a public sale.  These matters are the subject of ongoing litigation and we intend to defend our rights and to vigorously prosecute the case, to the fullest extent possible under applicable law, seeking to maximize the rights and interests of the Company and its shareholders.  See also, our Risk Factors, Legal Proceedings and other disclosure contained herein regarding disputes that may impact our interest in the Mineral Ridge property.

Agreement to Purchase 80% Interest in Vanderbilt and Option to Acquire 80% Interest in Coyote Fault and Coyote Extension Properties, Esmeralda County, Nevada

In July of 2010, we entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide us the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.  Subsequently, in July 2011, we entered into an Option Agreement with Mhakari to acquire an 80% interest in that certain property referred to as the “Coyote Extension” that extends and augments the Coyote Fault property.  We entered into an Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for the issuance of 2,000,000 shares of our common stock as well as warrants to purchase a further 2,000,000 shares of our common stock with a strike price of $0.05 per share exercisable for a period of five years, with a forced conversion at our option in the event our 200-day volume weighted average price equals $0.15 per share. We obtained our option to acquire an 80% interest in Coyote Fault in consideration for the issuance of 5,000,000 shares of our common stock as well as warrants to purchase a further 5,000,000 shares of our common stock with a strike price of $0.05 per share exercisable for a period of five years with the same forced conversion feature.  In addition, to earn our 80% interest in each property, we are required to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property, $350,000 in exploration and development expenditures on the Vanderbilt property over a 48 month period, and a combined minimum of $1,500,000 on both the Coyote Fault and Vanderbilt Properties.

To exercise our option for the Coyote Extension property, we must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, which amount was satisfied through the exercise by Mhakari of 1,700,000 out of the aggregate total 7,000,000 Company common stock purchase warrants held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of the Company’s common stock and warrants to purchase a further 1,500,000 shares of Company common stock at a strike price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of the Company’s common stock reaches or exceeds $0.30 for a period of sixty-five (65) consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at the Company’s discretion, on the Coyote Fault or Vanderbilt properties).

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

Vanderbilt

The Vanderbilt property is within 4 miles of the town of Silver Peak, Nevada and highway 265 via Coyote Road.  It is comprised of 44 claims, plus 3 patented claims and is located on the southern flank of Mineral Ridge and is within the Silver Peak Range. The Vanderbilt property is within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east. As previously noted, Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver.  Phase II exploration program (below ground) in the old mine workings has commenced during the first quarter of 2011 to help identify drill targets, with an exploratory drill program expected to begin in the second half of 2011.

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

CANADIAN PROPERTIES AND PROJECTS

Northern Champion Property, Ontario, Canada

The Northern Champion property consists of approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”). On April 18, 2006, we executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to acquire 5 registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims. The agreement reserved a collective 3.3% Net Smelter Return (“NSR”) for the Vendors on the sales of minerals taken from the Northern Champion Property.  We will have the right of first refusal to purchase 1.65% of said NSR from the Vendors for $1,650,000.  As of February 2007, we completed all of our payment obligations under the Purchase Agreement and accordingly now own 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

In the last quarter of 2010 and during 2011, we began mapping the geologic surface features and topography of the Northern Champion Property, into a single, regional metric scale map, in preparation to advance our Northern Champion molybdenum property.  Once the mapping is complete and as funding allows, we expect to begin Phase II planning for trenching, geochemical sampling and/or drilling of previously identified zones to the east of the current open-cut mine. An IP (induced polarization) anomaly to the north of the open-cut zone is also expected to be investigated.

Shining Tree Properties, Ontario, Canada

The map above in Figure 3. indicates where the Ra Resources mining properties are located within the Shining Tree District in Northern Ontario.  We closed the Acquisition Agreement with Ra Resources on April 14, 2011 and now own the interests in those properties.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.  A further discussion of the acquisition transaction with Ra Resources can be found above under “Item. 1. Business.”

PERU PROPERTY INTERESTS

Mining Asset Purchase

Details regarding our acquisition of a 100% interest in the below described properties can be found above under “Item 1. Business.”  We are currently in the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to effect the transfer.  We anticipate finalizing such transfer agreements in the near term.

The Peruvian properties in which we will acquire a 100% interest include: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

PANAMA PROPERTY INTERESTS

Santa Rosa Acquisition Agreement

Details regarding our Acquisition Agreement with Silver Global, S.A., with respect to the Santa Rosa property, Panama, can be found above under “Item 1. Business.”

The Santa Rosa gold deposit is located near the city of Cañazas in Veraguas Province, Panama, approximately 300 kilometers southwest of Panama City. Access to the site is via paved road from the paved Pan American Highway. These roads are suitable for the transportation of major project components. Cañazas itself is 15 kilometers north of the Pan American Highway.  Infrastructure at Santa Rosa is well-developed for the project. Power is available from the national grid, however, previous operations utilized self-generated power to meet peak demands. Water is readily available from surface sources as well as existing wells.

See also, “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and other disclosure contained herein regarding disputes that may impact our interest in the Santa Rosa property.

ITEM 3.  LEGAL PROCEEDINGS

We may, from time to time, be subject to disagreements with certain vendors or business partners in the ordinary course of business.  Although we hope to resolve any pending disputes or proceedings amicably, negative results could have a material impact on our properties, results of operation or financial condition.  The below sets forth any current, pending or threatened proceedings involving us.

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

DMC-Dynatec Mining Services Corporation - On February 13, 2009, DMC Mining Services Corporation filed a complaint against the Company and the Ashdown Project, LLC in the U.S. District Court, District of Nevada (Reno), claiming approximately $108,448 due for mechanic’s labor based on a service contract.  A default judgment as to both the Company and the Ashdown LLC was entered on July 26, 2009, which obligation was expressly assumed by WEG in connection with the closing of the sale of the Company’s interest in the Ashdown LLC on May 13, 2009.  As of the date of this Annual Report, it is our understanding that WEG has negotiated a settlement with DMC Mining with respect to such obligation and that we will be indemnified and held harmless for any liability or obligation to DMC Mining in connection with the sale of our interest in the Ashdown LLC.

Waterton Global Value, L.P., Scorpio Gold Corporation and Scorpio Gold (US) Corporation – Subsequent to our year ended December 31, 2011, on March 30, 2012, the Company filed suit in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton and Scorpio, alleging 13 separate causes of action.  The Company is seeking injunctive relief to prohibit Waterton’s proposed sale of the Company’s interest in the Mineral Ridge LLC pending a resolution of the matters alleged in the complaint.  The facts underlying the complaint against Waterton and Scorpio relate to our Credit Agreement with Waterton and our Operating Agreement with Scorpio and include in part, the facts and circumstances set forth in our Current Report on Form 8-K filed with the SEC on February 29, 2012, incorporated herein by reference, and includes various claims of breach of contract, breach of the covenants of good faith and fair dealing, conspiracy and fraudulent concealment, among other claims.  In addition to injunctive relief, we are also seeking damages. Although we hope the issues underlying the complaint can be resolved amicably by the parties in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.
In the event the Company is not successful in obtaining an injunction and Waterton is otherwise lawfully able to foreclose upon and sell the Company’s interests in the Mineral Ridge, LLC, the Company would have no further rights, titles or interests in the LLC, and would be left only with its right to pursue damages from Waterton through the litigation. The litigation may be expensive, take several years to resolve and there can be no assurance the Company would be successful in the litigation.

The Company’s interests in Mineral Ridge, LLC are one of the principal assets of the Company and the loss thereof would represent a substantial and material loss to the Company. (See “Item 8. Financial Statements and Supplementary Data” and “Item 1.A Risk Factors-Mineral Ridge

Silver Global, S.A. – Subsequent to our year ended December 31, 2011, on April 4, 2012, the Company filed a request for arbitration with the International Chamber of Commerce against Silver Global, S.A. (“Silver Global”) requesting relief in the form of a declaration of rights of the parties under that certain Definitive Acquisition Agreement (“Acquisition Agreement”) and Trust Agreement, each dated as of September 16, 2011, as well as an injunction against Silver Global taking action to effect the rights, titles and interests of the Company and seeking an award of damages.  It is the Company’s position that there has been no breach of the Acquisition Agreement based on several provisions within the Acquisition Agreement excusing payment or performance based on acts not within the Company’s reasonable control, including, but not limited to, acts of third parties, including Silver Global, precluding the Company’s ability to fulfill any alleged obligation.  Although we hope the issues pertaining to the arbitration will be resolved amicably in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

In the event the Company is not successful in obtaining a favorable declaration of rights and/or an injunction from the ICC, or damages from Silver Global, and Silver Global is otherwise lawfully able to terminate the Acquisition Agreement and/or adversely affect the rights, titles or interests of the Company in the Acquisition Agreement and/or the Trust Agreement, the Company would have no further rights, titles or interests in the joint venture or the mining properties subject of the Acquisition Agreement. The arbitration may be expensive, take several years to resolve and there can be no assurance the Company would be successful in the arbitration.

The Company’s interests in the Acquisition Agreement and mining properties subject thereof, are one of the principal assets of the Company and the loss thereof would represent a substantial and material loss to the Company. (See “Item 8. Financial Statements and Supplementary Data” and “Item 1.A Risk Factors-Silver Global Arbitration”.)

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded since August 6, 1997.  The securities are quoted on the OTC Bulletin Board under the symbol “GPXM.OB.” The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board for our past 2 fiscal years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$0.07	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.23	$0.06

Fiscal Year 2011	High	Low
First Quarter	$0.22	$0.09
Second Quarter	$0.18	$0.10
Third Quarter	$0.18	$0.08
Fourth Quarter	$0.10	$0.05

Holders

On April 10, 2012, the closing price of our common stock as reported on the OTC Bulletin Board was $.035 per share.  On April 10, 2012, we had approximately 318 holders of record of common stock, 374,715,161 shares of our common stock were issued and outstanding, and an additional 48,938,333 shares issuable upon the exercise of outstanding options and warrants.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that our Board of Directors (the “Board”) will consider.

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

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by the Company as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	8,750,000	$0.11	27,974,273
Equity compensation plans not approved by security holders (2)	40,513,333	$0.14	N/A
Total:	49,263,333	$0.13	27,974,273
____________

(1) Includes shares issuable upon exercise of stock options to employees and directors under the 2007 Plan.

(2) Includes 180,000 shares issuable upon exercise of stock options and 40,333,333 shares issuable upon exercise of warrants.

Recent Sales of Unregistered Securities

In November 2011, we issued 22,222,223 shares of our common stock to Silver Global SA valued for book purposes at $2,222,222 for the acquisition of an interest in a joint venture in Panama.

We believe this transaction did not involve any public offering within the meaning of Section 4(2) of the Securities Act, and accordingly is exempt from the registration requirements of the Securities Act and pursuant to similar state exemptions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2011, we did not repurchase or retire any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) was formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  We are a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Our current growth strategy is focused on the expansion of our operations through the development of mineral properties into royalty mining projects.

We have embarked upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  During this period, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

We completed the sale of 100% of our ownership interest in the Ashdown LLC on May 13, 2009, and, on March 10, 2010, we closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in our Mineral Ridge mining property and related assets (previously defined as the “Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

In addition to our 30% interest in the Mineral Ridge LLC, we own the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario, Canada, and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  As more fully described in the Notes to Consolidated Financial Statements, we have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada; an 80% interest in claims that are an extension to the Coyote Fault property (referred to as the “Coyote Extension”); a 100% interest in five gold and molybdenum properties in Peru; and a 60% interest in the Mina Santa Rosa gold mine located in Panama, with an option to acquire an additional 20% interest upon meeting certain milestones.  We also entered into a Joint Venture Operating Agreement to govern the management and operations of a joint venture company formed for the purpose of holding, operating, running and mining the existing and future exploration, extraction, transport and benefit concessions encompassing the Mina Santa Rosa gold mine.

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  Through this acquisition, we acquired a 100% interest in four gold and base metal properties within the Shining Tree Mining District in Eastern Ontario, Canada.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.  The accompanying consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through December 31, 2011.  All intercompany accounts and balances have been eliminated in consolidation.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $65,578,161 and a total stockholders’ deficit of $7,922,440 at December 31, 2011.  A significant portion of these deficits resulted from our accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently, none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

As more fully described in the Notes to Consolidated Financial Statements and elsewhere in this annual report, we currently own or recently have entered into options and agreements for the acquisition of various mineral properties in North, Central and South America.  None of these mineral properties currently have proven or probable reserves.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In May 2011, we entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the year ended December 31, 2011, we received proceeds of $620,000 from the sale of our common stock under this agreement.  In addition, we entered into a senior, secured gold stream debt facility for up to $15.5 million, secured by substantially all of our assets.  Through December 31, 2011, we borrowed $7,000,000 from this debt facility and repaid a $1 million bridge loan funded in anticipation of closing the gold stream debt facility.  Subsequent to December 31, 2011, we received a Notice of Default and Acceleration, supplemental Notices of Default, and a Notice of Disposition of Collateral from the lender under the gold stream debt facility.  We refute each assertion of default.   There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the assertions of default, that we will meet the conditions required to borrow additional funds from the debt facility, or that we will be successful in our efforts to obtain alternative financing or continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations, or we and our joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements, and several of these critical accounting policies are as follows:

Marketable Securities

Marketable securities consist of investments in common stock of two publicly held mining companies.  The marketable securities are stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.  Realized gains and losses resulting from the sale or disposition of marketable securities are reflected in net income or loss for the period.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from 3 to 7 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2011 and 2010, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2011 and 2010, the Company had no capitalized mineral property acquisition costs.

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

Proven and Probable Ore Reserves

On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of metals at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with mining and processing the mineralized material.  Management’s calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for the metals. Periodically, management obtains external determinations of reserves.

Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production costs and/or metals prices.  Reserves may also be revised based on actual production experience once production commences.  Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomical to exploit.  Should that occur, restatements or reductions in reserves and asset write-downs in the applicable accounting periods may be required.  Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.  No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

We currently have no proven or probable ore reserves.

Closure, Reclamation and Remediation Costs

Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities.  We periodically review the activities performed on our mineral properties and make estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and make estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed.  Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities, the country where the project is located, and the possible participation of other potentially responsible parties.

At December 31, 2011 and 2010, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

Property Evaluations and Impairment of Long-Lived Assets

We review and evaluate the carrying amounts of our mineral properties, capitalized mineral property development costs and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable.  Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); operating, capital and reclamation costs; and other factors beyond proven and probable reserves such as estimated market value for the property in an arms-length sale.  Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties.  It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets.

Debt Issuance Costs

Costs incurred with closing the Senior Secured Gold Stream Credit Agreement and with subsequent loan advances are capitalized and amortized to interest expense through the maturity date of each advance.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2011 and 2010, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

Stock-Based Compensation and Equity Transactions

In accordance with ASC Topic 718, Compensation – Stock Compensation, we measure the compensation cost of stock options and other stock-based awards issued to employees and directors pursuant to stock-based compensation plans at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  The entity no longer has the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We have adopted this method for annual and interim financial reporting and currently present the components of other comprehensive income in a single continuous statement.

There were no additional new accounting pronouncements issued during the year ended December 31, 2011 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

ACQUISITION OF RA RESOURCES, LTD.

On April 14, 2011, we closed a definitive Acquisition Agreement whereby we acquired 100% of the 9,326,523 outstanding common shares of Ra Resources, Ltd. (previously defined as “Ra”) by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (the “Acquisition”).  Based on an agreed upon 3.5 for 1 exchange ratio, we issued a total of 32,642,831 shares of our common stock to the Ra shareholders.  Further, we assumed and exchanged, based on an agreed upon 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for our issuance of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of approximately $0.03 per share.  As mutually agreed upon by the parties, the Company also issued 3,264,283 shares of its common stock to a non-related third party as a 10% finder’s fee for introducing the Acquisition.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we have used the acquisition method to record the assets acquired and the liabilities assumed at the acquisition date at their estimated fair values.  The total purchase price, based on the $0.163 per share market price of the Company’s common stock on April 14, 2011, was as follows:

Market value of Company’s common stock issued	$5,320,781
Market value of Company’s common stock issued for finder’s fee	532,078
Estimated value of Company stock options exchanged	93,639

Total equity consideration	5,946,498

Liabilities assumed	266,502

Total purchase price	$6,213,000

The purchase price was allocated as follows:

Exploration mineral properties – expensed to exploration and evaluation expense	$2,164,078
Goodwill	4,048,922

Total allocation	$6,213,000

The amount allocated to the exploration mineral properties was expensed to exploration and evaluation expenses during the year ended December 31, 2011 in accordance with the Company’s accounting policies, due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.  Because of the protracted delay in obtaining regulatory approval and the completion of other conditions precedent to closing the Acquisition Agreement, the final purchase price measured using the market price of the Company’s common stock on the date of closing significantly exceeded that originally contemplated when the LOI was signed in May 2010.  As a result, the excess of the purchase price over the value originally determined for the exploration mineral properties of $4,048,922 was allocated to goodwill.  Because the Company was unable to conclude that it was more likely than not that the value of the goodwill was recoverable from the operations of Ra, the entire goodwill balance was expensed to impairment of long-lived assets during the year ended December 31, 2011.

RESULTS OF OPERATIONS

Revenues

Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the years ended December 31, 2011 and 2010, we had rental income of $201,200 and $107,500, respectively.

Operating Costs and Expenses

Operating costs and expenses reported in the accompanying consolidated statements of operations and comprehensive income (loss) exclude the operating costs and expenses of the Mineral Ridge Mine due to its classification as discontinued operations.

Cost of mining operations was $70,873 and $33,345 for the years ended December 31, 2011 and 2010, respectively, and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We recently closed agreements that will allow us to obtain a 100% interest in this project in Peru.

Exploration and evaluation expenses increased significantly during the fiscal year ended December 31, 2011 when compared to the prior fiscal year because of our new exploration property projects, particularly the acquisition of Ra Resources with its mineral properties within the Shining Tree Mining District in Eastern Ontario, Canada, and initial payments to acquire an interest in the Mina Santa Rosa joint venture in Panama.  For the years ended December 31, 2011 and 2010, exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	2011	2010

Mina Santa Rosa	$7,183,969	$-
Shining Tree Mining District	2,231,325	164,928
Mhakari Properties	531,089	616,864
Peru Properties	2,190,926	952,334
Molyco	750,000	-
North Williams Township	39,054	-
Other	403,023	371,390

Total	$13,329,386	$2,105,516

These exploration projects currently do not have proven or probable reserves.  More detailed explanations of these mineral properties are provided in Note 4 to our Consolidated Financial Statements and elsewhere in this report.

General and administrative expenses were $3,867,813 and $1,992,778 for the years ended December 31, 2011 and 2010, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  The increase in general and administrative expenses in the current year resulted primarily from support for the development of new exploration property projects and business opportunities, including increased outside consulting fees and travel expenses, and an increase in stock-based compensation.

As further discussed above, the excess of the purchase price for the Ra acquisition over the estimated value of the net assets acquired of $4,048,922 was allocated to goodwill.  Because we were unable to conclude that it was more likely than not that the value of the goodwill was recoverable from the operations of Ra, the entire goodwill balance was expensed to impairment of long-lived assets for the year ended December 31, 2011.  There was no impairment of long-lived assets for the year ended December 31, 2010.

Depreciation and amortization expense was $80,072 and $74,321 for the years ended December 31, 2011 and 2010, respectively.  The increase in depreciation and amortization expense in the current year resulted from the addition of vehicles and office furniture and equipment in the current year.

We recorded royalties expense of $489,002 for year ended December 31, 2010 for the non-interest bearing note payable issued to an officer and director to extinguish a portion of the royalty obligation due to the Ashdown Milling Company LLC.  We had no royalties expense for the year ended December 31, 2011.

Other Income (Expense)

Interest and other income currently is not material to our financial statements, and was $5,547 and $48,186 for the years ended December 31, 2011 and 2010, respectively.

Interest expense was $323,424 and $233,686 for the years ended December 31, 2011 and 2010, respectively.  The increase in interest expense in 2011 was due primarily to the increase in debt from the senior, secured gold stream debt facility and the preceding bridge loan.

We reported a foreign currency loss of $4,221 and $41,499 for the years ended December 31, 2011 and 2010, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank accounts and changes in foreign exchange rates.

During the years ended December 31, 2011 and 2010, we reported a gain on extinguishment of debt of $30,677 and $162,423, respectively, as we continued to restructure or eliminate certain liabilities.

We reported a gain on disposal of property and equipment of $1,968 during the year ended December 31, 2011 and a loss on disposal of property and equipment of $6,322 in the year ended December 31, 2010.

For the year ended December 31, 2010, we reported a loss on sale of marketable securities of $1,681,571 resulting from the sale in a market transaction of all 7,824,750 shares of our investment in Scorpio Gold common stock.  We had no sales of marketable securities for the year ended December 31, 2011.

During the past two fiscal years, there has not been a material impact on the Company’s revenues or income (loss) from continuing operations from inflation or changing prices.

Discontinued Operations

We completed the sale of 100% of our ownership interest in the Ashdown LLC on May 13, 2009, and, on March 10, 2010, we closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in the Mineral Ridge Mine and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.  No accounts or amounts for the Mineral Ridge Mine are included in our consolidated financial statements subsequent to March 10, 2010.

On October 31, 2011, we completed an agreement to settle the outstanding balance of a promissory note received by us in the sale of our ownership interest in the Ashdown LLC (the “Note”).  Pursuant to this agreement, we forgave the balance of the Note in full, in exchange for: (i) the transfer and assignment to the Company of all of WEG’s right, title and interest to 1,250,000 shares of American Mining Corporation common stock (“AMC Shares”); (ii) issuance to the Company of 3,000,000 shares of WEX common stock (“WEX Shares”); (iii) a perpetual 2% net smelter return royalty (“NSR”) on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000, and the remaining 1% of the NSR may be purchased at a purchase price of no more than $2,000,000; (iv) assumption in full by WEG and complete release of the Company of the outstanding DMC and Tetra liabilities, for which the Company would otherwise be responsible for 50% pursuant to the Purchase Agreement; and (v) the right of the Company to appoint one (1) individual to the board of directors of WEX.

During the year ended December 31, 2011, we received proceeds of $192,285 from the Note and we recorded a gain on sale of discontinued operations of $766,585 relating to the final disposition of the Note, comprised of the following:

Cash collections on Note	$192,285
Shares of American Mining Corporation common stock recorded at market value	212,500
Shares of WEX common stock recorded at market value	361,800

Total	$766,585

Our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2010 includes the following for the Mineral Ridge LLC:

Revenues	$-

Loss before income taxes	(81,219)
Provision for income taxes	-

Loss from discontinued operations	(81,219)
Gain on sale of Mineral Ridge assets	8,982,772

Income (loss) from discontinued operations	$8,901,553

The gain on sale of Mineral Ridge assets is comprised of the following:

Cash received, including amounts previously advanced	$3,750,000
Marketable securities received, shares of Scorpio Gold recorded at their market value	5,501,582

Total proceeds	9,251,582
Reclamation liability and accounts payable transferred	2,134,098
Book value of assets sold	(1,784,652)
Fees to related party	(618,256)

Gain on sale	$8,982,772

The fees on the transaction were paid to Thomas Klein, Chief Executive Officer of the Company.

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of December 31, 2011, the reclamation obligation was estimated by Scorpio Gold at $2,963,323.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, we believe the reclamation bonds and deposits transferred and currently funded by Scorpio Gold are currently sufficient to fund the reclamation obligation.

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $65,528,161 at December 31, 2011.  At December 31, 2011, we had current assets of $764,081 and current liabilities of $8,900,619, resulting in a working capital deficit of $8,136,538.  Included in current assets at December 31, 2011 were cash and cash equivalents totaling $154,607.

We currently have no significant operating revenues, and as of December 31, 2011, our cash and cash equivalents were not sufficient to fund our operating needs for the next twelve months.  As further discussed above, and in the notes to our consolidated financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, our general and administrative and support expenses may continue to increase over current levels as we move forward with our planned expansion and development activities.

Stock Purchase Agreement

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the year ended December 31, 2011, we received proceeds of $620,000 from the sale of our common stock under this agreement.  The investor has been issued two-year warrants to purchase 3,333,333 shares of our common stock at an exercise price of $0.20 per share.  The investor was also issued 1,523,210 shares of the Company’s common stock for fees under the terms of the agreement.

Senior Secured Bridge Loan

On August 4, 2011, we closed a $1 million senior secured bridge loan facility (the “Bridge Loan”) from Waterton Global Value, L.P. (the “Lender”) to complete our phase two, 45-day due diligence period for acquiring an interest in the Mina Santa Rosa mining project in Panama.  We also signed a term sheet with the Lender to obtain a $15.5 million gold stream debt facility to finance the acquisition and development of the Mina Santa Rosa project.

The Bridge Loan was secured by a lien on, and a first priority security interest in, all of the tangible and intangible properties and assets of the Company and its subsidiaries, including our membership interest in the Mineral Ridge, LLC.

In addition, simultaneously with closing the Bridge Loan, we granted the Lender an option and right of first offer to purchase our interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred Gold ounces at the Mineral Ridge property at the time of acquisition, which option may be exercised no sooner than nine months from the closing of the bridge loan transaction.

Senior Secured Gold Stream Credit Agreement

On September 26, 2011, we entered into a Senior Secured Gold Stream Credit Agreement with the Lender, which replaced the Bridge Loan, whereby Lender has agreed to advance the Company up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further our advancement of acquiring an interest in the Mina Santa Rosa property.

The Gold Stream Facility is secured by all assets of the Company, including a pledge of our membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.  In consideration for making the Gold Stream Facility available, we paid the Lender a 2% structuring fee, with the first 1% of such fee paid in connection with the closing of first tranche of funding and the second 1% paid on the closing of the second tranche of funding.

That portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) is payable by the Company to the Lender in monthly payments commencing in March 2012 for a period between two and eighteen months depending on the amount borrowed.  Under the Gold Stream Facility, each monthly repayment of the Principal Amount will be made by either (a) cash in immediately available funds pursuant to the repayment schedule, or (b) the delivery of physical ounces of gold to the Lender, where the number of ounces to be delivered shall be based on the then current spot price of gold less an applicable discount.  The first tranche of funding in the amount of $1,750,000, which included repayment of the $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.

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

Repayments were to commence in March 2012 and, if made in cash, would be in monthly repayment amounts of $750,000 for each of the first four tranches borrowed.  Upon borrowing tranche five, repayments consist of eight monthly payments of $750,000 and ten monthly payments of $950,000.  Monthly repayment amounts also consist of a profit participation amount in the event the spot price of gold exceeds $1,450 per ounce based on a percentage of the amount by which the spot price exceeds $1,450 per ounce related to the monthly repayment amount.

In the event of a default, including, but not limited to, nonpayment, bankruptcy, dissolution, change of control of the Company, breach of representations, warranties or covenants, the Lender may accelerate the Gold Stream Facility and declare all amounts immediately due and payable, as well as pursue all other rights and remedies available to it under the security documents.  We made certain representations, warranties and affirmative and negative covenants customary for secured loan transaction of this nature.

Further, in connection with the Gold Stream Facility, we affirmed the Lender’s option, pursuant to an Amended and Restated Option Agreement, to purchase our interest in the Mineral Ridge LLC, which option, along with the Company’s grant of a security interest in our ownership of the Mineral Ridge LLC, were simultaneously consented to by Scorpio Gold Corporation, the majority partner at Mineral Ridge.  In the event the Lender exercises its option to purchase our interest in the Mineral Ridge LLC, any outstanding amount under the Gold Stream Facility must be immediately repaid pursuant to a formula that provides a margin based on a discount to the spot price of gold.

On November 2, 2011, we borrowed $4,250,000 from Tranche 2, netting approximately $4,065,000 after payment of fees and expenses.

On January 24, 2012, we received a Notice of Default and Acceleration from the Lender under the Gold Stream Facility declaring the entire unpaid principal balance, plus fees, interest and costs, immediately due and payable, and subsequently we received supplemental Notices of Default as well as a Notice of Disposition of Collateral (collectively, the “Notices”).  We refute each assertion of default and have provided the Lender with a detailed response of our position in this regard.

Pursuant to the Notices, the Lender declared an event of default based on a purported default under one of our contracts with a third party, namely, the Definitive Acquisition Agreement dated September 16, 2011 entered into with Silver Global to acquire an interest in the Mina Santa Rosa.  The Lender claims a default occurred as a result of nonpayment on an obligation due under this agreement.  It was our intent and expectation that the next tranche of funding under the Gold Stream Facility would have been available to satisfy the acquisition payment due Silver Global under the agreement.

We immediately notified our joint venture partner in the Santa Rosa project, Silver Global, S.A. (“Silver Global”), of all such developments, and since this time we have been in continued discussions with Silver Global regarding potential solutions to allow us sufficient time to secure acceptable alternative sources of funding.  In an effort to preserve its rights, on February 6, 2012, Silver Global provided us a notification of default on payments owed under the Santa Rosa Acquisition Agreement and on February 8, 2012, Silver Global provided a notification of termination of the Santa Rosa Acquisition Agreement.  We provided Silver Global with a response detailing that it is our belief that it is not in default based on events we believe to be beyond our reasonable control, which, pursuant to the terms of the Santa Rosa Acquisition Agreement preclude an event of default from occurring.

It is our position that there is no default under the Mina Santa Rosa acquisition agreement because we intended to make the then-due payment under that agreement by drawing down on the third tranche under the Gold Stream Facility.  The inability to access the next tranche under the Gold Stream Facility was based on lower than projected production levels at the Mineral Ridge property, which we believe we were not timely made aware of, and we further believe constitutes an event beyond our reasonable control. Therefore, no payment could be deemed due under relevant provisions of the Mina Santa Rosa acquisition agreement as a result of events beyond our reasonable control, precluding our ability to fulfill any such obligation.  Accordingly, we believe that no event of default is existing or continuing under the Gold Stream Facility.

As of the date of this annual report, we have drawn on the first two tranches under the Gold Stream Facility, for an aggregate principal amount borrowed of $6,000,000, with proceeds used to make payments under the Mina Santa Rosa acquisition agreement.  According to the Lender, as set forth in the Notice, under the acceleration clause of the Gold Stream Facility, the principal balance plus fees, interest and costs constitutes an aggregate repayment amount of $8,311,034, immediately due and payable.

As disclosed above under “Item 3. Legal Proceedings” we have filed a complaint against the Lender and Scorpio.  We intend to defend and assert any and all rights available to the full extent under applicable law; however, there can be no assurance that the parties will agree to mutually acceptable terms and conditions of any potential settlement or that the parties will otherwise resolve the matters at issue in this situation.

Financing Term Sheet

On February 29, 2012, we entered into a non-binding term sheet with Maximilian Investors, LLC for a $20 million facility for the anticipated purpose of debt repayment and simultaneous advancement of Company projects.  Although the parties anticipate moving forward with due diligence and entering into definitive agreements in the near future, there can be no assurance that such definitive agreements will be executed and the facility will be in place.

Other Notes Payable

As more fully described in the Notes to Consolidated Financial Statements and elsewhere in this report, during the year ended December 31, 2011, we incurred additional debt in connection with the acquisition of interests in mineral properties or settlement agreements to restructure debt or other obligations related to our mineral property development activities.

Sala-Valc S.A.C.  Effective as of October 7, 2011, the Company and Sala-Valc S.A.C (“SV”) entered into an Amendment to Mining Asset Purchase and Strategic Alliance Agreement dated September 30, 2011 (the “Amendment”), and a side letter agreement regarding the Amendment (the “Side Amendment,” and together with the Amendment the “Amendments”) in order to amend certain terms, conditions and provisions of a Mining Asset and Strategic Alliance Agreement between the Company and SV dated June 1, 2011.

Pursuant to the Amendments, among other things, the strategic alliance provisions contemplated in the June 1, 2011 agreement were eliminated, resulting in the Company acquiring 100% interest in the mineral properties in Peru.  In addition, the obligations due to SV were restructured (subject to and including a net smelter return royalty) to include two promissory notes payable to SV: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012; and (ii) a convertible note in the amount of $413,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 4,132,228 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012.  We expect the documents necessary to finalize the transfer of the Peru Properties and related vesting of conversion rights to be completed in the near term.

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to the Company by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued to non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $220,000 at December 31, 2011; and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to a first right of refusal of the Company to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

Silver Global.  A note payable to Silver Global of $500,000 resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan the Company a portion of the funds paid by the Company to Silver Global to purchase ownership in the Mina Santa Rosa.  The note is non-interest bearing and matured in January 2012.  Subsequent to our year ended December 31, 2011, on April 4, 2012, the Company filed an application for arbitration with the International Court of Commerce, against Silver Global, S.A., in an effort to maintain the effectiveness of the Acquisition Agreement and the Company’s right to acquire up to an aggregate 60% and potentially 80% interest in the Santa Rosa project.   Although we hope the issues pertaining to the arbitration will be resolved amicably in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the year ended December 31, 2011, we used net cash of $8,016,840 in operating activities, compared to $4,579,987 net cash used in operating activities during the year ended December 31, 2010.  After eliminating income from discontinued operations and non-cash income and expense items, the increase in net cash used in operating activities in the current year compared to 2010 is primarily due our net loss and a decrease in accounts payable of $171,653, partially offset by decreases in prepaid expenses and other current assets of $113,737 and other assets of $25,000, and an increase in accrued liabilities of $327,567.

By comparison, in the year ended December 31, 2010, we had an increase in prepaid expenses and other current assets of $192,707 and decreases in accounts payable of $787,905 and accrued liabilities of $172,952, partially offset by a decrease in other assets of $56,590.

During the year ended December 31, 2011, we had net cash used in investing activities of $36,817, comprised of the purchase of property and equipment of $41,672, partially offset by proceeds from the disposal of property and equipment of $4,855.  During the year ended December 31, 2010, we had net cash provided by investing activities of $3,838,877, comprised of the net proceeds from the sale of marketable securities of $3,832,626 and proceeds from the disposal of property and equipment of $18,880, partially offset by the purchase of property and equipment of $12,629.

During the year ended December 31, 2011, net cash provided by financing activities was $6,495,661, comprised of net proceeds from the sale of common stock of $645,000, proceeds from the exercise of warrants of $105,000, proceeds from senior, secured note payable of $7,000,000 and proceeds from notes payable and long-term debt of $500,000, partially offset by the purchase of treasury stock of $79,804, payment of debt issuance costs of $467,371, payment of senior, secured note payable of $1,000,000, payments of notes payable and long-term debt of $83,192, and payment of amounts due to related parties of $123,972.  During the year ended December 31, 2010, net cash used in financing activities was $382,318, comprised of purchase of treasury stock of $49,510, payments of notes payable and long-term debt of $2,438,902, payments of amounts due related parties of $606,205, payments of severance obligations of $65,201, and the purchase and retirement of warrants of $62,500, partially offset by net proceeds from the sale of common stock of $2,640,000 and proceeds from the exercise of options and warrants of $200,000.

During the year ended December 31, 2011, net cash provided by discontinued operations was $192,285 from proceeds from the note receivable issued in our sale of our interest in the Ashdown LLC.  During the year ended December 31, 2010, net cash provided by discontinued operations was $2,548,961 resulting primarily from the cash proceeds from the sale of the Mineral Ridge net assets.

Off-Balance Sheet Arrangements

The Company leases drilling equipment and office space under non-cancelable operating leases that expire in January 2013.  In addition, the Company leases other office space under short-term, month-to-month lease arrangements.

The following is a schedule, by years as of December 31, 2011, of the future minimum lease payments under operating leases with non-cancelable terms in excess of one year:

2012	$193,500
2013	28,925

Total	$222,425

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation and because, as discussed below, our internal control over financial reporting was not effective as of December 31, 2011, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

During the fourth quarter of 2011, we closed our Reno, Nevada offices and opened a corporate headquarters office in Las Vegas, Nevada and an accounting office near Salt Lake City, Utah, and made changes in our accounting personnel.  During this transition period and during the audit of our consolidated financial statements for the year ended December 31, 2011, we continued to establish new accounting and internal review procedures and implemented new and revised controls over financial reporting.  This transition resulted in adjusting journal entries not detected by us that were material to our consolidated financial statements. We believe this deficiency in our internal control over financial reporting constitutes a material weakness.

Despite the material weakness in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and continue to place emphasis on quarterly and year-end closing procedures, including timely internal review and discussion of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, nominating committee and audit committee will be contained, and is incorporated herein by reference, in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders expected to be filed with the SEC within 120 days after our fiscal year end (the “Proxy Statement”).  All other information required by this item will be contained in the Proxy Statement under the captions “Proposal No. 1 - Election of Directors,” and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of directors, executive officers and greater than five percent beneficial owners will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions will be contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and pre-approval policies will be contained in the Proxy Statement under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following Exhibits are filed or incorporated herein by reference as part of this Annual Report.

Exhibit list

Exhibit	Description
No.
2.1	Agreement and Plan of Merger dated May 21, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2008).
3.1.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 2.1 to the Company’s Form 10SB filed on July 30, 1997).
3.1.2	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 1 to Form SB-2 filed on December 21, 2007).
3.1.3	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 5, 2008).
3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed December 8, 2010).
3.2.1	Bylaws of the Company (incorporated by reference from Exhibit 2.1 to the Company’s Form 10SB filed on July 30, 1997).
3.2.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed June 5, 2008).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed June 5, 2008).
4.2	Form of Warrant of the Company (incorporated by reference from Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2007).
4.3	Form of Warrant of the Company - December 2010 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed January 6, 2011).
4.4	Form of Warrant of the Company – February 2012 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 7, 2012).
10.1	Employment Agreement between the Company and Robert P. Martin, dated March 8, 2006 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed April 17, 2006).
10.2	Addendum to Employment Agreement between the Company and Robert P. Martin, dated January 31, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 5, 2007).
10.3	Consulting Agreement between the Company and Thomas Klein, dated January 16, 2009 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed January 23, 2009).
10.4
Consulting Agreement between the Company, Allihies Engineering Incorporated and Corby G. Anderson, dated April 16, 2009 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed April 22, 2009).

10.5	Supplemental Compensation Agreement between the Company and David Caldwell, dated May 7, 2009 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed May 13, 2009).
10.6
Bridge Loan and Debt Restructuring Agreement between the Company and Crestview Capital Master, LLC, dated January 30, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 15, 2009).

10.7	Supplemental Compensation Agreement between the Company and Robert P. Martin, dated May 18, 2009 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed May 22, 2009).
10.8	Side Letter Agreement between the Company and Crestview Capital Master, LLC, dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 24, 2010).
10.9
Employment Separation and Severance Agreement between the Company and David Caldwell, dated January 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 29, 2010).

10.10	Year 2002 Supplemental Employee/Consultant Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 filed February 12, 2002).
10.11	2006 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form SB-2 filed May 25, 2007).
10.12	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form SB-2 filed May 25, 2007).
10.13	2008 Executive Stock Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form S-8 filed October 8, 2008).
10.14	Binding Memorandum of Understanding between the Company and Win-Eldrich Gold, Inc., dated February 28, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 15, 2009).
10.15
Promissory Note Modification Agreement between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 16, 2010).

10.16
Series A Limited Recourse Secured Promissory Note between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 16, 2010).

10.17
Series B-1 Limited Recourse Secured Promissory Note between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 16, 2010).

10.18	Assignment of Loan Documents between the Company and Kenneth Ripley, dated April 15, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 16, 2010).
10.19
Series B-2 Limited Recourse Secured Promissory Note between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 16, 2010).

10.20	Assignment of Loan Documents between the Company and David Pearl, dated April 15, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 16, 2010).
10.21
Series C Limited Recourse Secured Promissory Note between the Company and Win-Eldrich Gold, Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed August 16, 2010).

10.22	Assignment of Loan Documents between the Company and Earl Harrison, dated April 15, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed August 16, 2010).
10.23
Purchase and Sale of LLC Membership Interest Agreement between the Company and Win-Eldrich Gold, Inc., dated May 11, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 19, 2009).

10.24
Global Settlement & Mutual Release of All Claims by All Parties between Retrievers, LLC, John Tingue, Kris Tingue, the Company, Ashdown Project LLC, Win-Eldrich Gold, Inc. and Perry Muller, dated May 13, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 19, 2009).

10.25
Employment Separation and Severance Agreement between the Company and David Caldwell, dated January 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 29, 2010).

10.26
Exploration, Development and Mining Joint Venture Members’ Agreement and Limited Liability Company Operating Agreement between the Company, Scorpio Gold Corporation and Scorpio Gold (US) Corporation, dated December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 24, 2010).

10.27
Operating Agreement for Mineral Ridge Gold, LLC between the Company and Scorpio Gold (US) Corporation, dated March 10, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 24, 2010).

10.28
First Amendment to Security Agreement between the Company, Win-Eldrich Gold, Inc. and Ashdown Project, LLC, dated April 15, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed August 16, 2010).

10.29
Membership Interest Purchase Agreement between the Company, Kenneth Ripley and David S. Pearl II, dated April 15, 2010 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed August 16, 2010).

10.30	Settlement Agreement between the Company, Win-Eldrich Gold, Inc. and Earl Harrison, dated April 9, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed August 16, 2010).
10.31	Debt Settlement and Release Agreement between the Company and Robert P. Martin, dated April 2, 2010 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed August 16, 2010).
10.32
Letter of Intent between the Company and Mhakari Gold (Nevada), Inc. (Mhakari Nevada Properties excluding Vanderbilt Mine), dated April 16, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed August 16, 2010).

10.33
Letter of Intent between the Company and Mhakari Gold (Nevada), Inc. (Mhakari Vanderbilt Properties), dated April 16, 2010 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed August 16, 2010).

10.34	Option Agreement between the Company and Mhakari Gold (Nevada), Inc., dated July 6, 2010 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed March 30, 2011).
10.35	Asset Purchase Agreement between the Company and Mhakari Gold (Nevada), Inc., dated July 6, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 30, 2011).
10.36	Consulting Agreement between the Company and J. Roland Vetter, dated July 1, 2010 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed March 30, 2011).
10.37
Assignment of Option to Purchase Warrants between the Company and Richmond Partners Master Limited, dated December 15, 2010 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed March 30, 2011).

10.38	Debt Settlement and Release Agreement between the Company and Kent Aveson, dated August 19, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed September 17, 2010).
10.39
Amended and Restated Debt Restructuring Warrant Letter Agreement between the Company and Crestview Capital Masters, LLC, dated September 24, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed September 24, 2010).

10.40
Acquisition Agreement between the Company, Ra Resources Ltd. and 2259299 Ontario Inc., dated October 6, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed November 15, 2010).

10.41	Term Sheet between the Company and Salwell International, dated October 4, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed November 15, 2010).
10.42	Consulting Agreement between the Company and Thomas Klein, dated September 1, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed November 15, 2010).
10.43
Amended and Restated Debt Restructuring Warrant Letter Agreement between the Company and Crestview Capital Masters, LLC, dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2010).

10.44	Securities Purchase Agreement between the Company and certain Investors, dated December 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2011).
10.45
Notice of Conversion and Settlement of Promissory Note between the Company and David A. Caldwell, dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 16, 2011).

10.46	Letter Agreement between the Company and Win-Eldrich Gold, Inc., dated March 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 16, 2011).

10.47	Bridge Loan Agreement between the Company and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 21, 2011).
10.48	Security Agreement between the Company and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 21, 2011).
10.49#
Option Agreement between the Company and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Form 10-Q/A filed on March 19, 2012).

10.50
Consent, Waiver and Subordination Agreement by and among the Company, Mineral Ridge Gold, LLC, Scorpio Gold (US) Corporation and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 21, 2011).

10.51
Amendment to Operating Agreement by and among the Company, Mineral Ridge Gold, LLC and Scorpio Gold (US) Corporation, dated August 3, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 21, 2011).

10.52
Termination Agreement by and among the Company, Mineral Ridge Gold, LLC, Scorpio Gold Corporation, Scorpio Gold (US) Corporation and Waterton Global Value, L.P., dated August 3, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 21, 2011).

10.53	Option Agreement between the Company and Mhakari Gold (Nevada) Inc., dated July 25, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 21, 2011).
10.54
Termination, Settlement and Release Agreement by and among the Company, Win-Eldrich Gold, Inc. and Win-Eldrich Mines Limited, dated August 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on November 21, 2011).

10.55	Definitive Acquisition Agreement between the Company and Silver Global S.A., dated September 16, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on November 21, 2011).
10.56#
Senior Secured Gold Stream Credit Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Form 10-Q/A filed on March 19, 2012).

10.57
Amended and Restated Security Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on November 21, 2011).

10.58
Amendment to Mining Asset Purchase and Strategic Alliance Agreement between the Company and Sala-Valc, S.A.C., dated September 30, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on November 21, 2011).

10.59
Mining Asset Purchase and Strategic Alliance Agreement between the Company and Sala-Valc, S.A.C., dated June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 22, 2011).

10.60
Consulting Agreement between the Company and Robert P. Martin and Side Letter Agreement, effective as of September 1, 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed on November 21, 2011).

10.61
Membership Interest Purchase Agreement by and among the Company, Pinnacle Minerals Corporation, Molyco, LLC and Salwell International, LLC, dated March 7, 2011 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 21, 2011).

10.62
Amendment to Membership Interest Purchase Agreement between the Company and Pinnacle Minerals Corporation, dated October 28, 2011 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on November 21, 2011).

10.63
Amended and Restated Pledge Agreement between the Company and Waterton Global Value, L.P., dated September 26, 2011 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q filed on November 21, 2011).

10.64	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC dated May 26, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 27, 2011).
10.65	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC dated May 26, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 27, 2011).
14.1	Code of Business Conduct and Ethics adopted April 1, 2010 (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed April 9, 2010).
21.1	Subsidiaries of Golden Phoenix Minerals, Inc. (incorporated by reference to Exhibit 21 to the Company’s Form S-1 filed on July 5, 2011).
23.1	Consent of HJ & Associates, LLC.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance.*
101.SCH	XBRL Schema.*
101.CAL	XBRL Calculations.*
101.DEF	XBRL Definitions.*
101.LAB	XBRL Label.*
101.PRE	XBRL Presentation.*

*	Filed herewith.

#
Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: April 16, 2012	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2012	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Thomas Klein	Chief Executive Officer and Director	April 16, 2012
Thomas Klein

/s/ Donald B. Gunn	President and Director	April 16, 2012
Donald B. Gunn

/s/ Robert P. Martin	Chairman and Director	April 16, 2012
Robert P. Martin

/s/ J. Roland Vetter	Chief Financial Officer and Director	April 16, 2012
J. Roland Vetter

/s/ Hans Rasmussen	Director	April 16, 2012
Hans Rasmussen

/s/ John Di Girolamo	Director	April 16, 2012
John Di Girolamo

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $65,578,161 at December 31, 2011, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 16, 2012

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheets

	December 31
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$154,607	$1,520,318
Prepaid expenses and other current assets	94,474	208,211
Marketable securities	515,000	-
Total current assets	764,081	1,728,529

Property and equipment, net	156,824	198,111

Other assets:
Debt issuance costs	287,869	-
Other assets	25,000	50,000
Note receivable	-	-
Total other assets	312,869	50,000

	$1,233,774	$1,976,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$266,844	$216,522
Accrued liabilities	598,351	425,863
Senior, secured note payable	6,031,686	-
Notes payable and current portion of long-term debt	1,888,067	277,777
Amounts due to related parties	115,671	226,106
Total current liabilities	8,900,619	1,146,268

Long-term liabilities:
Long-term debt	255,595	21,818
Amounts due to related parties	-	373,635
Total long-term liabilities	255,595	395,453

Total liabilities	9,156,214	1,541,721

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 368,034,148 and 271,988,900 shares issued and outstanding, respectively	368,034	271,989
Additional paid-in capital	57,386,695	45,071,867
Other comprehensive loss	(50,000)	-
Treasury stock, 415,392 and 309,500 shares at cost, respectively	(49,008)	(49,510)
Accumulated deficit	(65,578,161)	(44,859,427)
Total stockholders’ equity (deficit)	(7,922,440)	434,919

	$1,233,774	$1,976,640

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2011	2010

Rental income	$201,200	$107,500

Operating costs and expenses:
Cost of mining operations	70,873	33,345
Exploration and evaluation expenses	13,329,386	2,105,516
General and administrative expenses	3,867,813	1,992,778
Impairment of long-lived assets	4,048,922	-
Depreciation and amortization expense	80,072	74,321
Royalties	-	489,002
Total operating costs and expenses	21,397,066	4,694,962

Loss from operations	(21,195,866)	(4,587,462)

Other income (expense):
Interest and other income	5,547	48,186
Interest expense	(323,424)	(233,686)
Foreign currency loss	(4,221)	(41,499)
Gain on extinguishment of debt	30,677	162,423
Gain (loss) on disposal of property and equipment	1,968	(6,322)
Loss on sale of marketable securities	-	(1,681,571)
Total other income (expense)	(289,453)	(1,752,469)

Loss from continuing operations before income taxes	(21,485,319)	(6,339,931)
Provision for income taxes	-	-

Loss from continuing operations	(21,485,319)	(6,339,931)

Income (loss) from discontinued operations:
Gain on sale of discontinued operations	766,585	8,982,772
Loss from discontinued operations	-	(81,219)
Income from discontinued operations	766,585	8,901,553

Net income (loss)	(20,718,734)	2,561,622

Other comprehensive loss – unrealized loss on marketable securities	(50,000)	-

Comprehensive income (loss)	$(20,768,734)	$2,561,622

Net income (loss) per common share, basic and diluted:
Continuing operations	$(0.07)	$(0.03)
Discontinued operations	0.00	0.04
Total	$(0.07)	$0.01

Weighted average number of shares outstanding:
Basic	318,218,384	236,817,778
Diluted	318,218,384	246,692,567

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Other Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total

Balance, December 31, 2009	223,180,210	$223,180	$40,842,415	$-	-	$-	$(47,421,049)	$(6,355,454)
Issuance of common stock for:
Cash	30,333,333	30,333	2,619,667	-	-	-	-	2,650,000
Exercise of warrants for cash	3,333,333	3,333	196,667	-	-	-	-	200,000
Payment of accounts payable	3,276,757	3,277	48,069	-	-	-	-	51,346
Payment of accrued expenses	939,687	940	57,320	-	-	-	-	58,260
Payment of severance obligations	1,538,462	1,539	98,461	-	-	-	-	100,000
Services	2,387,118	2,387	171,289	-	-	-	-	173,676
Exploration expenses	7,000,000	7,000	273,000	-	-	-	-	280,000
Issuance of warrants for:
Exploration expenses	-	-	236,390	-	-	-	-	236,390
Interest expense	-	-	69,235	-	-	-	-	69,235
Payment of stock issuance costs	-	-	(10,000)	-	-	-	-	(10,000)
Purchase and retirement of warrants	-	-	(62,500)	-	-	-	-	(62,500)
Stock-based compensation	-	-	21,439	-	-	-	-	21,439
Transfer of liabilities to related party	-	-	149,764	-	-	-	-	149,764
Forgiveness of related party debt	-	-	360,651	-	-	-	-	360,651
Purchase of treasury stock	-	-	-	-	309,500	(49,510)	-	(49,510)
Net income	-	-	-	-	-	-	2,561,622	2,561,622

Balance, December 31, 2010	271,988,900	$271,989	$45,071,867	$-	309,500	$(49,510)	$(44,859,427)	$434,919

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2011 and 2010 (Continued)

	Common Stock		Additional Paid-in	Other Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Loss	Shares	Amount	Deficit	Total

Balance, December 31, 2010	271,988,900	$271,989	$45,071,867	$-	309,500	$(49,510)	$(44,859,427)	$434,919
Issuance of common stock for:
Acquisition of Ra Resources	35,907,114	35,907	5,816,952	-	-	-	-	5,852,859
Cash	4,578,765	4,579	640,421	-	-	-	-	645,000
Exercise of warrants for cash	3,300,000	3,300	101,700	-	-	-	-	105,000
Exercise of options and warrants for accounts payable	1,600,000	1,600	12,250	-	-	-	-	13,850
Exercise of warrants for exploration expense	2,700,000	2,700	132,300	-	-	-	-	135,000
Payment of accrued expenses	4,412,695	4,413	90,587	-	-	-	-	95,000
Payment of stock issuance costs	1,543,210	1,543	(1,543)	-	-	-	-	-
Services	250,000	250	81,041	-	-	-	-	81,291
Exploration expenses	36,476,773	36,476	3,719,821	-	-	-	-	3,756,297
Payment of amounts due related parties	3,126,691	3,127	184,100	-	-	-	-	187,227
Cashless exercise of warrants	2,650,000	2,650	(2,650)	-	-	-	-	-
Stock options issued in acquisition of Ra Resources	-	-	93,639	-	-	-	-	93,639
Issuance of warrants for:
Exploration expenses	-	-	111,089	-	-	-	-	111,089
Services	-	-	795,557	-	-	-	-	795,557
Stock-based compensation	-	-	432,143	-	-	-	-	432,143
Forgiveness of related party debt	-	-	187,227	-	-	-	-	187,227
Purchase of treasury stock	-	-	-	-	605,892	(79,804)	-	(79,804)
Retirement of treasury stock	(500,000)	(500)	(79,806)	-	(500,000)	80,306	-	-
Unrealized loss on marketable securities	-	-	-	(50,000)	-	-	-	(50,000)
Net loss	-	-	-	-	-	-	(20,718,734)	(20,718,734)

Balance, December 31, 2011	368,034,148	$368,034	$57,386,695	$(50,000)	415,392	$(49,008)	$(65,578,161)	$(7,922,440)

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(20,718,734)	$2,561,622
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(766,585)	(8,901,553)
Depreciation and amortization expense	80,072	74,321
Amortization of debt issuance costs to interest expense	179,502	-
Stock-based compensation	432,143	21,439
Issuance of common stock for services	81,291	173,676
Issuance of common stock for exploration and evaluation expenses	3,756,297	280,000
Issuance of common stock for warrants exercised for exploration and evaluation expenses	135,000	-
Issuance of warrants for exploration and evaluation expenses	111,089	236,390
Issuance of warrants for services	795,557	-
Issuance of warrants for interest expense	-	69,235
Issuance of common stock and options in acquisition allocated to:
Exploration and evaluation expenses	2,164,078	-
Goodwill – impairment of long-lived assets	3,782,420	-
Issuance of debt in acquisition allocated to goodwill – impairment of long-lived assets	266,502	-
Issuance of debt for exploration and evaluation expenses	1,413,222	-
Issuance of debt for royalty expense	-	489,002
Loss on sale of marketable securities	-	1,681,571
(Gain) loss on disposal of property and equipment	(1,968)	6,322
Gain on extinguishment of debt	(30,677)	(162,423)
Foreign currency (gain) loss	9,300	(12,615)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	113,737	(192,707)
Decrease in other assets	25,000	56,590
Decrease in accounts payable	(171,653)	(787,905)
Increase (decrease) in accrued liabilities	327,567	(172,952)
Net cash used in operating activities	(8,016,840)	(4,579,987)

Cash flows from investing activities:
Purchase of property and equipment	(41,672)	(12,629)
Proceeds from the disposal of property and equipment	4,855	18,880
Net proceeds from the sale of marketable securities	-	3,832,626
Net cash provided by (used in) investing activities	(36,817)	3,838,877

Cash flows from financing activities:
Net proceeds from the sale of common stock	645,000	2,640,000
Proceeds from the exercise of options and warrants	105,000	200,000
Purchase of treasury stock	(79,804)	(49,510)
Proceeds from senior, secured note payable	7,000,000	-
Proceeds from notes payable and long-term debt	500,000	-
Payment of debt issuance costs	(467,371)	-
Payment of senior, secured note payable	(1,000,000)	-
Payment of notes payable and long-term debt	(83,192)	(2,438,902)
Payments of amounts due to related parties	(123,972)	(606,205)
Payments of severance obligations	-	(65,201)
Purchase and retirement of warrants	-	(62,500)
Net cash provided by (used in) financing activities	6,495,661	(382,318)

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Years Ended December 31,
	2011	2010

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	$192,285	$(66,039)
Net cash provided by investing activities	-	2,615,000

Net cash provided by discontinued operations	192,285	2,548,961

Net increase (decrease) in cash	(1,365,711)	1,425,533
Cash and cash equivalents, beginning of year	1,520,318	94,785

Cash and cash equivalents, end of year	$154,607	$1,520,318

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Note 1:  Description of Business and Basis of Financial Statement Presentation

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

The Company has embarked upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  During this period, the Company anticipates analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, the Company hopes to identify those projects that can be advanced toward commercial production.

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

Principles of Consolidation

On April 14, 2011, the Company, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  The accompanying consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through December 31, 2011.  All intercompany accounts and balances have been eliminated in consolidation.

Discontinued Operations

The Company completed the sale of 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) on May 13, 2009, and, on March 10, 2010, the Company closed an agreement dated December 31, 2009 for the purpose of selling a 70% interest in its Mineral Ridge mining property and related assets (“Mineral Ridge Mine”) and contributing the remaining 30% interest into a joint venture to place the Mineral Ridge Mine into production.  As a result, the Ashdown LLC and the Mineral Ridge Mine are classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Note 2:  Summary of Significant Accounting Policies

Accounting Method

The consolidated financial statements of the Company are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting.  The Company has elected a December 31 year-end.

Reclassifications

Certain reclassifications have been made to the 2010 consolidated financial statements in order for them to conform to the classifications used for the current year presentation.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  The Company had no cash equivalents at December 31, 2011 and 2010.

Marketable Securities

Marketable securities consist of investments in common stock of two publicly held mining companies.  The marketable securities are stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in the Company’s consolidated balance sheet.  Realized gains and losses resulting from the sale or disposition of marketable securities are reflected in net income or loss for the period.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Computer equipment	3-5 years
Drilling equipment	4-5 years
Support equipment	5-7 years
Office furniture and equipment	5-7 years
Vehicles	3-5 years

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2011, the Company had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.  Gains and losses on sales or dispositions of property and equipment are reflected in net income or loss for the period.

The cost and accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2011 and 2010, the Company had no capitalized mineral property acquisition costs.

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

Proven and Probable Ore Reserves

On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of metals at the Company’s mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with mining and processing the mineralized material.  Management’s calculations of proven and probable ore reserves are based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for the metals. Periodically, management obtains external determinations of reserves.

Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production costs and/or metals prices.  Reserves may also be revised based on actual production experience once production commences.  Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomical to exploit.  Should that occur, restatements or reductions in reserves and asset write-downs in the applicable accounting periods may be required.  Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.  No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

The Company currently has no proven or probable ore reserves.

Closure, Reclamation and Remediation Costs

Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities.  The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed.  Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities, the country where the project is located, and the possible participation of other potentially responsible parties.

At December 31, 2011 and 2010, the Company had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

Property Evaluations and Impairment of Long-Lived Assets

The Company reviews and evaluates the carrying amounts of its mineral properties, capitalized mineral property development costs and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable.  Estimated future net cash flows, on an undiscounted basis, from a property or asset are calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); operating, capital and reclamation costs; , and other factors beyond proven and probable reserves such as estimated market value for the property in an arms-length sale.  Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties.  It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets.

Debt Issuance Costs

Costs incurred with closing the Senior Secured Gold Stream Credit Agreement and with subsequent loan advances are capitalized and amortized to interest expense through the maturity date of each advance.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2011 and 2010, the Company had fully reduced its net deferred tax assets by recording a 100% valuation allowance.

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

Comprehensive Income (Loss)

The Company presents the components of other comprehensive income (loss) in a single continuous consolidated statement of comprehensive income (loss).  For the year ended December 31, 2011, other comprehensive loss consists of unrealized losses on the Company’s marketable securities.  Comprehensive income is the same as net income for the year ended December 31, 2010.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2011	2010

Weighted average number of common shares outstanding - basic	318,218,384	236,817,778
Dilutive effect of:
Stock options	-	119,155
Warrants	-	9,755,634

Weighted average number of common shares outstanding, assuming dilution	318,218,384	246,692,567

No common shares which would arise from the exercise of stock options and warrants are included in the computation of weighted average number of shares for the year ended December 31, 2011 because the effect would be anti-dilutive.  At December 31, 2011, the Company had outstanding options and warrants to purchase a total of 49,263,333 common shares that could have a future dilutive effect on the calculation of earnings per share.

Note 3:  Going Concern

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $65,578,161 and a total stockholders’ deficit of $7,922,440 at December 31, 2011.  A significant portion of these deficits resulted from the Company’s accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  The Company’s only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  Currently, none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

As more fully described in these Notes to Consolidated Financial Statements and elsewhere in this annual report, the Company currently owns or recently has entered into options and agreements for the acquisition of various mineral properties in North, Central and South America.  None of these mineral properties currently have proven or probable reserves.  The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  During the year ended December 31, 2011, the Company received proceeds of $620,000 from the sale of its common stock under this agreement.  In addition, the Company entered into a senior, secured gold stream debt facility for up to $15.5 million, secured by substantially all assets of the Company.  Through December 31, 2011, the Company borrowed $7,000,000 from this debt facility and repaid a $1 million bridge loan funded in anticipation of closing the gold stream debt facility.  Subsequent to December 31, 2011, the Company received a Notice of Default and Acceleration, supplemental Notices of Default, and a Notice of Disposition of Collateral from the lender under the gold stream debt facility (Note 21).  The Company refutes each assertion of default.   There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the assertions of default, that the Company will meet the conditions required to borrow additional funds from the debt facility, or that it will be successful in its efforts to obtain alternative financing or that it will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations, or the Company and its joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4:  Mineral Properties

As of December 31, 2011, the Company held interests in or was actively pursuing the following mineral property opportunities:

Mina Santa Rosa

Letter of Intent

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

On July 12, 2011, the Company issued Silver Global a total of 5,555,556 shares of the Company’s common stock, with an agreed upon value of $1,000,000 based on $0.18 per share, as a good faith deposit to be held in trust for the proposed transaction.  One half of the initial good faith deposit of shares, or 2,777,778 shares of the Company’s common stock, was subsequently released from trust and were returned to the Company and cancelled.

On August 8, 2011, the Company announced that it had successfully completed an initial 72-hour due diligence analysis of Mina Santa Rosa and was proceeding to a secondary due diligence period which was expected to be completed within 45 days.  The Company made an initial non-refundable payment of $500,000 in cash and $500,000 in shares of Company common stock (2,777,778 shares at an agreed upon value price of $0.18 per share and included in the good faith deposit of shares made on July 12, 2011) in consideration for the 45-day period to complete due diligence and definitive agreements, such payments to be applied to the aggregate purchase price set forth below.  The 45-day secondary due diligence review period was successfully concluded on September 17, 2011.

For financial reporting purposes, the 2,777,778 shares issued to Silver Global were valued at $416,667 based on $0.15 per share, the market price of the Company’s common stock on July 8, 2011, the date of the LOI.

Definitive Acquisition Agreement

On September 16, 2011, the Company entered into a definitive Acquisition Agreement (the “Agreement”) with Silver Global to acquire a 60% interest, with an option to buy an additional 20% interest upon meeting certain milestones, in Mina Santa Rosa.  Pursuant to the terms of the Agreement, the Company is to acquire its initial 60% interest in Mina Santa Rosa by acquiring 60% of the share capital of a recently formed Panamanian company under the name Golden Phoenix Panama S.A. (the “JV Company”), created for the specific purpose of holding, operating, running and mining the existing and future exploration, extraction, transport and benefit concessions encompassing Mina Santa Rosa.  As further discussed below, the Company and Silver Global subsequently entered into a Joint Venture Operating Agreement on October 28, 2011.

Prior to completing the Agreement, Silver Global was the holder of a metallic mineral concession covering the activities of Transport and Benefit of gold and other minerals, which concession is located in the former Mina Santa Rosa in Cañazas, Panama, is for a minimum period of 25 years, and is currently valid and in force (the “TB Concession”).  Additionally, Silver Global was the holder of a metallic mineral concession covering the activities of exploration of gold and other metals located in an area of 3,500 hectares in Cañazas, Panama, which concession is for a minimum period of 4 years and is currently valid and in force (the “Exploration Concession”).  As of the date of this Report, both the TB Concession and Exploration Concession have been transferred into the name of the JV Company.

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

Under the terms of the Agreement, the Company shall earn-in to a 60% interest in Mina Santa Rosa via ownership in the JV Company, with an option to acquire an additional 20% interest after achieving certain milestones, in consideration for an agreed upon value of $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production, anticipated to be within 18 to 24 months) and $4,500,000 in shares of the Company’s common stock (at a deemed value of $0.18 per share, a premium to the current market price), as well as certain preferential payments from cash flow out of gold production.  As noted below, the value assigned to the Company’s common shares issued to Silver Global was based on the market price of the stock on the date of the respective agreements.  These payments are less those amounts previously paid by the Company to Silver Global ($500,000 in cash and $500,000 in Company common stock) in consideration for the 45-day secondary due diligence review period.

According to Agreement, as amended effective December 30, 2011, the payments and earn-in will occur upon successful completion of certain milestones, as follows:

•	$250,000 on signing the Agreement, which was paid in September 2011.

•
$3,750,000 not later than November 15, 2011, plus $4,000,000 in the Company’s common stock, based upon an agreed upon value of $0.18 per share, which cash payment was made and 22,222,223 shares issued in November 2011.  In consideration for this payment, the Company received a 15% interest in JV Company.  Of the $3,750,000 cash payment,  $500,000 was loaned to the Company in November 2011.  The Company was to transfer $100,000 of the loan proceeds to the operating account of the JV Company.  Through December 31, 2011, approximately $45,000 was paid by the Company to the JV Company in partial fulfillment of this commitment and expensed to exploration and evaluation expense.

•
$3,000,000 not later than January 6, 2012 pursuant to the successful completion of Environmental Impact Study (required for the JV Company to commence exploration operations).  In consideration for this payment, the Company will receive an additional 10% interest in JV Company.  Of this payment, $1,000,000 will be loaned by Silver Global to the Company.  As of the date of filing of these consolidated financial statements, neither the payment to Silver Global nor the loan to the Company had been made.

•
$5,000,000 on successful completion of NI-43-101 Report providing resource estimate of at least “measured and indicated” category, expected to be completed between July 2012 and September 2012.  In consideration for this payment, the Company will receive an additional 10% interest in JV Company.

•
$3,000,000 on successful completion of a bankable feasibility study (to be defined within the JV Agreement), expected to be completed between July 2012 and October 2012.  In consideration for this payment, the Company will receive an additional 10% interest in JV Company.

•
$5,000,000 on securing complete project financing necessary to bring the property to commercial production, expected to be completed between December 2012 and March 2013.  In consideration for this payment, the Company will receive an additional 4% interest in JV Company.

•
On achieving commercial production at the Mina Santa Rosa, expected to be between July 2013 and December 2013, the Company will receive the final additional 11% interest in JV Company, for a total of 60%.

For financial reporting purposes, the 22,222,223 shares issued to Silver Global in November 2011 were valued at $2,222,222 based on the market price of the Company’s common stock of $0.10 per share on September 16, 2011, the date of the Agreement.

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

On January 24, 2012, the Company received a Notice of Default and Acceleration from the lender providing the financing for the Company’s purchase of its interest in the Mina Santa Rosa project, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral.  After the Company had notified Silver Global of these notices, to preserve its rights, on February 6, 2012, Silver Global provided the Company a notification of default on payments owed under the Agreement and a notification of termination of the Agreement.  Further payments required by the Company under the Agreement have been suspended pending resolution of this matter.  See Note 21.

Joint Venture Operating Agreement

On October 28, 2011, the Company entered into a Joint Venture Operating Agreement (the “Operating Agreement”) with Silver Global to govern the management and operations of JV Company, formed for the purpose of holding, operating, running and mining the existing and future exploration, extraction, transport and benefit concessions encompassing the Mina Santa Rosa gold mine located in Cañazas, Panama.  The Agreement was merged with and incorporated into the Operating Agreement.

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

Notwithstanding anything to the contrary, per the terms of the Operating Agreement, the approval of both parties will be required for significant actions, including, any merger or acquisition with a third party, any debt or royalty financing encumbering the properties outside of the ordinary course of business, exceeding the prior year’s adopted programs and budgets by more than 35%, dissolution, or any modification to the Operating Agreement

Expenditures totaling $7,183,969 related to Mina Santa Rosa, comprised of the book value of common shares issued and cash payments made described above, were incurred during the year ended December 31, 2011 to acquire a 15% interest in the JV Company, which expenditures were expensed to exploration and evaluation expenses in the accompanying consolidated statements of operations and comprehensive income (loss) due to the uncertainty of recovering the investment.

Mhakari Properties

In July of 2010, the Company entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide the Company the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.

The Company entered into an Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for cash payments totaling $51,000 and the issuance of 2,000,000 shares of the Company’s common stock as well as warrants to purchase a further 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share, exercisable for a period of five years, with a forced conversion at the option of the Company in the event the 200-day volume weighted average price of the Company’s common stock equals $0.15 per share.  The Vanderbilt/Galena Flats property is within 4 miles of the town of Silver Peak, Nevada and Hwy 265 via Coyote Road.  It is comprised of 67 unpatented claims and 1 patented claim located on the southern flank of Mineral Ridge within the Silver Peak Range.  This group of properties lies within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east.  Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver.  Phase II exploration and mapping program (below ground) in the old mine workings was completed during the first quarter of 2011 to help identify drill targets, with an exploratory drill program expected to begin in the near term.

The Company obtained its option to acquire an 80% interest in Coyote Fault in consideration for cash payments totaling $175,000 and the issuance of 5,000,000 shares of the Company’s common stock as well as warrants to purchase a further 5,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share, exercisable for a period of five years with the same forced conversion feature.  In addition, to earn its 80% interest in each property, the Company is required to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property, $350,000 in exploration and development expenditures on the Vanderbilt Property over a 48 month period, and a combined minimum of $1,500,000 on both the Coyote Fault and Vanderbilt Properties.  Further, upon satisfaction of certain of the above-referenced milestones (namely, issuances of shares, warrants, and initial expenditure obligations), the Company will receive a 51% interest in the properties in the form of a joint venture with Mhakari, such 51% interest to automatically increase to 80% upon satisfaction of the overall exploration and development expenditure obligation.  Although the Company anticipates completing its obligations necessary to finalize the acquisition of an 80% interest in both properties, there can be no assurance that funds will be available or that the Company will consummate the purchase or the option and earn its full 80% interest in each property.

The Company entered into a definitive Option Agreement dated July 25, 2011, with Mhakari, pursuant to which the Company obtained the exclusive option to acquire an 80% interest in that certain property near Silver Peak, Nevada (referred to herein as the “Coyote Extension”) that extends and augments the Coyote Fault property over which the Company similarly has the right to acquire an 80% interest from Mhakari, in the State of Nevada.

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

Upon satisfaction of the Option Purchase Price, the parties shall enter into a joint venture agreement with respect to the Property in which the Company will receive an 80% interest with Mhakari retaining a 20% participating interest and both parties subject to dilution for failure to contribute its respective share of required capital to the joint venture.  Upon signing the Option Agreement, the Company is the designated operator of the Coyote Extension so that it may complete the exploration and development work required to satisfy the option exercise obligations.  The Company will remain operator under the terms of any such joint venture agreement following completion of the Option Purchase Price.

In the event the Company fails to satisfy all of the components of the Option Purchase Price within the specified timeframes, the Option Agreement shall be deemed to have been terminated with all payments and securities issuances forfeited to Mhakari and no interest in the Coyote Extension transferring to the Company.

Further, Mhakari affirmatively covenanted to use its best commercially reasonable efforts to effect the transfer and sale of 4,000,000 shares of Company common stock held in Mhakari’s name, to a previously agreed upon third party investor or such third party investor’s designee, at a sale price of no less than $0.145 per share, as soon as reasonably practicable after the date of the Option Agreement (the “Share Sale”), with no obligation to effectuate the Share Sale if not consummated within 30 days despite use of such best efforts.  Mhakari further agreed: (i) immediately after the closing of the Share Sale, but in any event within two months of the date of the Option Agreement, without regard to the Share Sale, to utilize a minimum of $250,000, whether from the proceeds of the Share Sale or another source, to exercise 5,000,000 of the Existing Warrants at an exercise price of $0.05 per Existing Warrant share; and (ii) upon the date that the next payment of fifty thousand dollars ($50,000) is due to be paid by the Company to Mhakari under the Vanderbilt Purchase Agreement, Mhakari will utilize such $50,000 to exercise a further 1,000,000 of the Existing Warrants at an exercise price of $0.05 per Existing Warrant share (the exercise occurred in September 2011), and expressly acknowledged that such payment will go toward the purchase price as provided for in the Vanderbilt Purchase Agreement.  Through December 31, 2011, Mhakari had exercised a total of 3,000,000 of the Existing Warrants at an exercise price of $0.05 per share, 300,000 warrants for cash of $15,000 and 2,700,000 warrants for option payment obligations under the agreements described above totaling $135,000.

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

Expenditures related to the Mhakari Properties, including the estimated value of the common shares and warrants issued and cash payments made described above, totaled $531,089 and $616,864 during the years ended December 31, 2011 and 2010, respectively, which expenditures were included in exploration and evaluation expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

At December 31, 2011, the Company had only partially met its obligation to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property.  The Company is in discussions with Mhakari regarding this and other matters.

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

Pursuant to the terms of the Agreement, a closing was anticipated to occur on or before June 30, 2011, upon the satisfaction of certain conditions and delivery of certain closing deliverables (“Closing”), namely, the parties will each contribute their respective rights and interests in and to the Peru Properties to certain entities to be formed for the purpose of owning and operating the Peru Properties and the mining concessions will be in good standing, among other deliverables.  In consideration for an 80% interest in the Porvenir Production Property, the Company was to pay SV an aggregate of $750,000 (of which amount $400,000 had been previously paid, with the remaining sum contemplated to be paid in $50,000 monthly increments from the date of the Agreement) and issue 9,876,772 shares of restricted Company common stock equivalent to $500,000, based on a defined price per share, such issuance subject to certain restrictions and 20% incremental releases from an escrow upon successful completion of certain milestones.

Further, in consideration for an 80% interest in the Exploration Properties, the Company previously paid SV the aggregate amount of $300,000.  Pursuant to the Agreement, the Company committed to expend by March 4, 2012, a minimum aggregate amount of $500,000 in exploration, development and/or production work on the Exploration Properties, as it deems appropriate, of which amount $106,746 had been satisfied as of the date of the Agreement.

On October 28, 2010, the Company announced that the Alliance had secured a milling facility in southern Peru to process the molybdenite currently stockpiled at the Porvenir property.  The contract for the milling facility allows for operational control over the facility for the next two years and can be extended as additional development warrants.  In anticipation of completing definitive agreements, during the years ended December 31, 2011 and 2010, the Company incurred milling and other site maintenance costs totaling $70,873 and $33,345, respectively, which costs are included in costs of mining operations in the accompanying consolidated statements of operations and comprehensive income (loss).

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

In consideration for SV’s full and final assumption and satisfaction of all outstanding liabilities related to the Property, including, but not limited to, all expenses incurred by SV or its affiliates, officers, directors, shareholders, partners, managers, agents and assigns, all outstanding invoices of contractors, vendors, payment of outstanding wages and taxes, all as may be related to the Property or the Agreement, as well as for partial consideration for the transfer of a 100% interest in the Property, the Company issued SV two convertible promissory notes, subject to the following terms and conditions: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right vesting as of January 1, 2012, which note shall automatically convert on or before the maturity date of September 30, 2012 (“Note 1”); and (ii) a convertible note in the amount of $513,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,132,228 shares, such conversion right vesting as of January 1, 2012, which note shall automatically convert on or before the maturity date of September 30, 2012 (“Note 2”, and collectively with Note 1, the “Notes”), with such vesting of the Notes subject to full and complete transfer of all titles to the Property in the name of the Company’s Peruvian subsidiary, including submission of the necessary application and related documentation of transfer within 10 business days of Closing (as amended to mean September 30, 2011), and completion of registration of title on or before January 1, 2012.

Subsequently, pursuant to the Side Amendment, SV agreed to a 1,000,000 shares reduction afforded under the Note 2 conversion rights such that the shares issuable to SV upon automatic conversion of Note 2 shall now be equal to 4,132,228 shares along with a corresponding decrease in principal to $413,223.

All shares to be issued to SV, including the 9,876,772 shares valued at $500,000 based on the initial binding Memorandum of Understanding, as disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on October 8, 2010, are intended to be restricted inasmuch as they will be subject to a lock-up agreement whereby SV will grant a third party limited power of attorney to control and direct the dispositive power of such shares, including a provision whereby there shall be a maximum threshold of 500,000 shares that may be sold on the public trading market within any given 30 day period.  The 9,876,772 shares of the Company’s common stock were issued September 30, 2011 and were valued for book purposes at $888,909 based on the market value of the Company’s common stock on September 30, 2011, the date the Amendments were signed.

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

Expenditures related to the Peru Properties, including the book value of the common shares issued and cash payments made described above, totaled $2,190,926 and $952,334 during the years ended December 31, 2011 and 2010, respectively, which expenditures were included in exploration and evaluation expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

On October 31, 2011, the Company closed the Molyco Agreement pursuant to an Amendment to Membership Interest Purchase Agreement dated October 28, 2011 (the “Molyco Amendment”).  Pursuant to the Molyco Amendment, the Company acquired Pinnacle’s 32.5% membership interest in Molyco for the previously agreed purchase price consisting of:  (i) a cash payment of $250,000 (which amount has been paid; and (ii) issuance of two non-interest bearing promissory notes as follows:

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

The total purchase price for Pinnacle’s membership interest in Molyco of $750,000 was included in exploration and evaluation expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2011.

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

Total expenditures of $39,054 related to the North Williams Township mining claims were incurred during the year ended December 31, 2011, which expenses were included in exploration and evaluation expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2011.

Shining Tree Mining District

Through its acquisition of Ra Resources, Ltd. (see Note 5), the Company acquired a 100% interest in four gold and base metal properties within the Shining Tree Mining District in Eastern Ontario, Canada and is planning to advance an exploratory drilling program.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.

Expenditures relating to the Shining Tree properties totaling $2,231,325 (including $2,164,078 allocated to the properties in the Ra Resources acquisition in April 2011) and $164,928 were incurred during the years ended December 31, 2011 and 2010, respectively, which expenditures were included in exploration and evaluation expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Note 5: Acquisition of Ra Resources, Ltd

In May 2010, the Company signed a Letter of Intent (“LOI”) to acquire the outstanding common shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”).  The primary assets of Ra were comprised of gold and base metal properties in the Shining Tree District in Ontario, Canada (see Note 4).  The purchase transaction contemplated by the LOI was based on a then $0.05 per share market price of the Company’s common stock, or an estimated total valuation of $1.6 million.

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

The Acquisition was approved by the shareholders of Ra at a meeting held on December 16, 2010.  All necessary regulatory approvals were obtained, and each party reaffirmed certain representations, warranties and covenants customary for a transaction of this nature.  All of the properties, assets, rights, privileges and franchises of each of Ra and Newco will continue to be the properties, assets, rights, privileges and franchises of Ra Minerals, Inc., a newly formed, wholly-owned subsidiary of the Company.  These assets are comprised primarily of four gold and base metal properties in the Shining Tree District in Ontario, Canada which are in the exploration stage and have no proven or probable ore reserves.  The Company has assumed certain outstanding obligations of Ra totaling $266,502 related to ongoing maintenance and working capital expenditures during the period between execution of the Acquisition Agreement and its closing.

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

Market value of Company’s common stock issued	$5,320,781
Market value of Company’s common stock issued for finder’s fee	532,078
Estimated value of Company stock options exchanged	93,639

Total equity consideration	5,946,498

Liabilities assumed	266,502

Total purchase price	$6,213,000

The purchase price was allocated as follows:

Exploration mineral properties – expensed to exploration and evaluation expense	$2,164,078
Goodwill	4,048,922

Total allocation	$6,213,000

The amount allocated to the exploration mineral properties was expensed to exploration and evaluation expenses during the year ended December 31, 2011 in accordance with the Company’s accounting policies, due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.  Because of the protracted delay in obtaining regulatory approval and the completion of other conditions precedent to closing the Acquisition Agreement, the final purchase price measured using the market price of the Company’s common stock on the date of closing significantly exceeded that originally contemplated when the LOI was signed in May 2010.  As a result, the excess of the purchase price over the value originally determined for the exploration mineral properties of $4,048,922 was allocated to goodwill.  Because the Company was unable to conclude that it was more likely than not that the value of the goodwill was recoverable from the operations of Ra, the entire goodwill balance was expensed to impairment of long-lived assets during the year ended December 31, 2011.

Subsequent to April 14, 2011, the Company incurred expenses related to Ra operations totaling $95,635 including exploration and evaluation expenses of $62,279, general and administrative expenses of $35,387 and partially offset by foreign currency gain of $2,031, which expenses were included in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2011.  No revenues from Ra are included in the accompanying consolidated financial statements.

Selected unaudited pro forma results of operations for the years ended December 31, 2011 and 2010, assuming the Acquisition had occurred on the first day of each respective period, are presented below:

	Years Ended December 31,
	2011	2010

Total revenues	$201,200	$107,500
Loss from continuing operations	(21,494,297)	(13,117,381)
Income from discontinued operations	766,585	8,901,553
Net loss	(20,727,712)	(4,215,828)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.07)	$(0.05)
Discontinued operations	0.00	0.03
	$(0.07)	$(0.02)

Note 6:  Discontinued Operations and Note Receivable

Ashdown LLC

On May 13, 2009, the Company completed an agreement to sell 100% of its ownership interest in the Ashdown Project LLC (“Ashdown LLC”) to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due the Company in the form of a secured promissory note (the “Note”) was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the Note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 resulting in a principal balance of the Note due the Company of $4,076,330.  The Note accrued interest at a rate of 5.25% per annum, had a maturity date of April 1, 2015, and was payable in 49 monthly payments of approximately $96,142 beginning April 1, 2011.

The Note was secured by the assets and property of the Ashdown LLC as well as 100% of WEG’s ownership interest in the Ashdown LLC (the “Collateral”).  The sole recourse of the Company under the Note for the collection of amounts owed and in the event of default was foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

Because of the current uncertainty of collecting the Note or realizing any value from the assets and property of the LLC upon foreclosure, the Note was reduced 100% by an allowance account and recorded at no value in the accompanying consolidated balance sheet of the Company as of December 31, 2010.  The Company did not recognize any gain on disposition of the Company’s interest in the Ashdown LLC attributed to the $5.3 million Note, with any future gain on disposition of the interest in the Ashdown LLC to be recorded as cash payments were received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.  The Company received payments totaling $192,285 in accordance with the terms of the Note during the year ended December 31, 2011.

On October 31, 2011, the Company completed the closing of a Termination, Settlement and Release Agreement originally entered into on August 14, 2011, to settle the outstanding balance of the Note.  Pursuant to this agreement, the Company forgave the balance of the Note in full, in exchange for: (i) the transfer and assignment to the Company of all of WEG’s right, title and interest to 1,250,000 shares of American Mining Corporation common stock (“AMC Shares”); (ii) issuance to the Company of 3,000,000 shares of WEX common stock (“WEX Shares”); (iii) a perpetual 2% net smelter return royalty (“NSR”) on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000, and the remaining 1% of the NSR may be purchased at a purchase price of no more than $2,000,000; (iv) assumption in full by WEG and complete release of the Company of the outstanding DMC and Tetra liabilities, for which the Company would otherwise be responsible for 50% pursuant to the Purchase Agreement; and (v) the right of the Company to appoint one (1) individual to the board of directors of WEX.

For the year ended December 31, 2011, the Company recorded a gain on sale of discontinued operations of $766,585 relating to the final disposition of the Note, comprised of the following:

Cash collections on Note	$192,285
Shares of American Mining Corporation common stock recorded at market value	212,500
Shares of WEX common stock recorded at market value	361,800

Total	$766,585

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

The Company has entered into certain financing agreements (see Note 10), whereby the Company granted the lender an option and right of first offer to purchase the Company’s interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred gold ounces at the Mineral Ridge property at the time of acquisition.

Scorpio Gold and the Company have arranged with regulatory authorities, insurance carriers and others to complete the transfer to the Mineral Ridge LLC of the reclamation obligation and related bonds, permits and deposits that are established to fund the obligation.  As of December 31, 2011, the reclamation obligation was estimated by Scorpio Gold at $2,963,323.  Both Scorpio Gold and the Company have agreed to jointly and severally indemnify the bond and insurance provider from and against any and all liability for any loss suffered in connection with the bond issued on behalf of the Mineral Ridge LLC.  However, the Company believes the reclamation bonds and deposits transferred and currently funded by Scorpio Gold are currently sufficient to fund the reclamation obligation.

The Company has reported the operations of the Mineral Ridge Mine as discontinued operations in the accompanying consolidated financial statements for all periods prior to and including the March 10, 2010 date of sale.  No accounts or amounts for the Mineral Ridge Mine are included in the consolidated financial statements of the Company subsequent to March 10, 2010.

The accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2010 includes the following for the Mineral Ridge LLC:

Revenues	$-

Loss before income taxes	(81,219)
Provision for income taxes	-

Loss from discontinued operations	(81,219)
Gain on sale of Mineral Ridge assets	8,982,772

Income from discontinued operations	$8,901,553

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

The following presents summary financial information for the Mineral Ridge LLC as of December 31, 2011:

Current assets	$14,440,170
Property, plant and equipment	10,226,975
Mineral property	13,647,493
Deferred exploration and development	1,842,188
Restricted funds – reclamation obligations	5,967,664
Total assets	46,124,490
Current liabilities	(4,840,222)
Other long-term liabilities	(163,300)
Asset retirement obligation	(2,963,323)
Members’ Equity	$38,157,645

The Mineral Ridge LLC recorded certain assets, including property, plant and equipment and mineral properties, at estimated fair value upon formation of the Mineral Ridge LLC.  Scorpio US has contributed all capital to fund operations and development, and for the reasons discussed above, the Company has recorded its investment in the Mineral Ridge LLC as of December 31, 2011 and 2010 at zero, based on historical cost.  As a result, the Company’s 30% share of the members’ equity balance presented in the above summary financial information as of December 31, 2011 differs from the Company’s book value of its investment in the Mineral Ridge LLC.

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

In connection with the Company’s financing agreements described in Note 10, including a further encumbrance granted to the lender on the Company’s interest in the Mineral Ridge project, and Scorpio’s consent thereto, the Company agreed to release the prior net profits royalty interest recorded against the Mineral Ridge properties in place in the event of default by Scorpio Gold as well as terminate the right of first refusal in furtherance of the mutual security interests granted by both Scorpio US and the Company.

Note 7:  Marketable Securities

The 1,250,000 shares of American Mining Corporation common stock and the 3,000,000 shares of WEX common stock received in the settlement of a promissory note (Note 6) were originally recorded on October 31, 2011 at their market value of $212,500 and $361,800, respectively, and subsequently stated at market value, with market value based on market quotes.  The Company classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s consolidated balance sheet.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosure, the Company categorizes its financial assets and liabilities that it measures on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Marketable securities held at December 31, 2011 are the only financial instruments that the Company currently measures on a recurring basis.  The following table summarizes the Company’s financial assets measured on a recurring basis as of December 31, 2011:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Securities	$ 515,000	$ -	$ -

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).  The foreign currency loss related to these securities was $9,300 for the year ended December 31, 2011.

On August 4, 2010, the Company sold in a market transaction all 7,824,750 shares of Scorpio Gold common stock received in the sale of the net assets of the Mineral Ridge Mine.  The net proceeds to the Company were approximately $3.4 million and the Company reported a loss on sale of marketable securities of $1,681,571 in its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2010.

Note 8:  Property and Equipment

Property and equipment other than the mineral properties discussed in Note 4 consisted of the following at December 31:

	2011	2010

Computer equipment	$20,772	$72,037
Drilling equipment	346,205	346,205
Vehicles	29,000	-
Support equipment	39,932	39,932
Office furniture and equipment	8,496	17,873
	444,405	476,047
Less accumulated depreciation and amortization	(287,581)	(277,936)

	$156,824	$198,111

For the years ended December 31, 2011 and 2010, the Company recorded depreciation and amortization expense of $80,072 and $74,321, respectively.

The Company had drilling equipment under capital lease with a cost of $66,395 and accumulated amortization of $49,796 and $36,517 at December 31, 2011 and 2010, respectively.

Note 9:  Accrued Liabilities

	2011	2010

Accrued payroll and related	$274,604	$268,045
Liabilities assumed in Ra acquisition (Note 5)	173,747
Costs of mining operations	-	33,346
Exploration and development expenses	-	26,834
Other	150,000	97,638

	$598,351	$425,863

Note 10:  Senior Secured Note Payable

Senior Secured Bridge Loan

On August 4, 2011, the Company closed a $1 million senior secured bridge loan facility (the “Bridge Loan”) from Waterton Global Value, L.P. (the “Lender”) to complete the Company’s phase two, 45-day due diligence period for acquiring an interest in the Mina Santa Rosa mining project in Panama (see Note 4).  The Company also signed a term sheet with the Lender to obtain a $15.5 million gold stream debt facility to finance the acquisition and development of the Mina Santa Rosa project.

The Bridge Loan was secured by a lien on, and a first priority security interest in, all of the tangible and intangible properties and assets of the Company and its subsidiaries, including its membership interest in the Mineral Ridge, LLC.

In addition, simultaneously with closing the Bridge Loan, the Company granted the Lender an option and right of first offer to purchase the Company’s interest in the Mineral Ridge property in Nevada, for an amount that shall be based on measured, indicated and inferred Gold ounces at the Mineral Ridge property at the time of acquisition, which option may be exercised no sooner than nine months from the closing of the bridge loan transaction.

Senior Secured Gold Stream Credit Agreement

On September 26, 2011, the Company entered into a Senior Secured Gold Stream Credit Agreement with the Lender, which replaced the Bridge Loan, whereby the Lender agreed to advance the Company up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further the Company’s acquisition of an interest in the Mina Santa Rosa property.

The Gold Stream Facility is secured by all assets of the Company, including a pledge of the Company’s membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.  In consideration for making the Gold Stream Facility available, the Company paid the Lender a 2% structuring fee, with the first 1% of such fee paid in connection with the closing of first tranche of funding and the second 1% paid on the closing of the second tranche of funding.

That portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) will be payable by the Company to the Lender in monthly payments commencing in March 2012 for a period between two and eighteen months depending on the amount borrowed.  Under the Gold Stream Facility, each monthly repayment of the Principal Amount will be made by either (a) cash in immediately available funds pursuant to the repayment schedule, or (b) the delivery of physical ounces of gold to the Lender, where the number of ounces to be delivered shall be based on the then current spot price of gold less an applicable discount.  The first tranche of funding in the amount of $1,750,000, which included repayment of the $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.  On November 2, 2011 the Company borrowed $4,250,000 from the second tranche of funding, netting approximately $4,095,000 after payment of fees and expenses.

The Company must satisfy certain conditions prior to drawing down each of the five tranches of the Commitment Amount, including, but not limited to, the ongoing existence of the security documents, the good standing of the Company’s Acquisition Agreement with Silver Global dated September 16, 2011 (the “Acquisition Agreement”), with respect to its acquisition of an interest in the Mina Santa Rosa gold mine and successful completion of certain milestones as compliment the Company’s earn-in of its interest in Mina Santa Rosa, among others (see Note 4).

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

In the event of a default, including, but not limited to, nonpayment, bankruptcy, dissolution, change of control of the Company, breach of representations, warranties or covenants, the Lender may accelerate the Gold Stream Facility and declare all amounts immediately due and payable, as well as pursue all other rights and remedies available to it under the security documents.  The Company made certain representations, warranties and affirmative and negative covenants customary for secured loan transaction of this nature.

Further, in connection with the Gold Stream Facility, the Company affirmed the Lender’s option, pursuant to an Amended and Restated Option Agreement, to purchase the Company’s interest in the Mineral Ridge LLC, which option, along with the Company’s grant of a security interest in its ownership of the Mineral Ridge LLC, were simultaneously consented to by Scorpio Gold Corporation, the majority partner at Mineral Ridge.  In the event the Lender exercises its option to purchase the Company’s interest in the Mineral Ridge LLC, any outstanding amount under the Gold Stream Facility must be immediately repaid pursuant to a formula that provides a margin based on a discount to the spot price of gold.

On January 24, 2012, the Company received a Notice of Default and Acceleration (the “Notice”) from Lender declaring the entire unpaid principal balance of the Gold Stream Facility, plus fees, interest and costs, immediately due and payable, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral.  See Note 21.

Note 11:  Notes Payable and Long-Term Debt

The Company’s notes payable and long-term debt consist of the following at December 31:

	2011	2010
Note payable to GE Capital, payable at $1,080 per month through January 2012, including interest at 5.40%, secured by equipment	$2,146	$14,625
Note payable to Daimler Chrysler, payable at $806 per month through February 2012, including interest at 13.75%, secured by vehicle	1,584	10,366
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	18,088	29,365
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	-
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	-
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	220,000	-
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	-
Note payable to Silver Global, non-interest bearing, payable January 31, 2012	500,000	-
Note payable to West Coast Environmental & Engineering, unsecured, non-interest bearing, payable in monthly installments of $4,612 through March 2011	-	13,838
Other	-	6,816
Accrued interest payable	63,164	49,128

Total	2,143,662	299,595
Less current portion	1,888,067	277,777

Long-term portion	$255,595	$21,818

The two convertible notes payable to SV resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to the Peru Properties, and are more fully described in Note 4.

The two notes payable to Pinnacle resulted from an Amendment to Membership Interest Purchase Agreement whereby the Company purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of the Peru Properties, and are more fully described in Note 4.

The note payable to Silver Global resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan the Company a portion of the funds paid by the Company to Silver Global to purchase ownership in the Mina Santa Rosa, as more fully disclosed in Note 4.

Note 12:  Amounts Due Related Parties and Debt Settlement Agreements

Debt Settlement and Release Agreement

On April 16, 2010, the Company entered into a Debt Settlement and Release Agreement with Robert P. Martin, Chairman of the Board of Directors of the Company and then President and Secretary, (the “Debt Settlement Agreement”).

Pursuant to the terms of the Debt Settlement Agreement, Mr. Martin agreed to accept the total sum of $716,689 (the “Martin Settlement Amount”) in exchange for the settlement of all outstanding amounts owed by the Company to Mr. Martin, such amounts totaling $985,259 (the “Outstanding Debt”), as well as a release of all claims against the Company by Mr. Martin relating to, or arising out of, the Outstanding Debt.  By agreeing to accept the Martin Settlement Amount, Mr. Martin forgave $268,570 owed to him by the Company.

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

The Company recorded royalties expense of $489,002 in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2010 for the obligation payable to Mr. Martin of $489,002 discussed above.  The total gain on extinguishment of amounts due Mr. Martin of $270,581 has been recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

Amounts due to related parties included a note payable to Mr. Martin resulting from the Debt Settlement Agreement.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011, as further discussed in Note 17.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  At December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605.  At December 31, 2010, amounts due related parties totaled $226,106, comprised of note principal of $215,940 and accrued interest payable of $10,166.  Interest on the note payable has accrued at rates ranging from 6.0% to 6.5% per annum.

Employment Separation and Severance Agreement

Amounts due to related parties of $373,635 included in long-term liabilities at December 31, 2010 consisted of a note payable of $366,623 (the “Caldwell Note”) and related accrued interest payable of $7,012 to Mr. Caldwell, resulting from an Employment Separation and Severance Agreement entered into in January 2010.  On February 10, 2011, the Company entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with Mr. Caldwell with respect to the Caldwell Note.

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

Other Debt Settlement

On April 21, 2010, the Company entered into a Settlement Agreement with Earl Harrison (“Harrison”), a former employee of the Company and the former manager of the Ashdown Mine.  Pursuant to the Settlement Agreement, the Company extinguished obligations to Harrison totaling $180,140 through payment of $90,070 cash and the assignment of $90,070 of the note receivable resulting from the sale of the Company’s membership interest in the Ashdown LLC (see Note 6).  Because of the related party nature of the transaction, the resulting economic gain of $90,070 has been recorded as an increase to additional paid-in capital.

The Company reached agreements with certain debtors during the years ended December 31, 2011 and 2010, pursuant to which it realized a net gain on extinguishment of debt of $30,677 and $162,423, respectively.

Note 13:  Stockholders’ Equity

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of December 31, 2011 and 2010, there were no shares of preferred stock outstanding.

In November 2010, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of $0.001 par value common stock from 400,000,000 to 800,000,000 shares.

In May 2011, the Company entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  Upon signing the agreement, the investor purchased 3,333,333 shares of the Company’s common stock for proceeds of $500,000, or $0.15 per share, together with two-year warrants to purchase an equivalent number of shares at an exercise price of $0.20 per share.  The investor was also issued 1,523,210 shares of the Company’s common stock for fees under the terms of the agreement.  During the year ended December 31, 2011, the investor purchased an additional 995,432 shares of the Company’s common stock for proceeds of $120,000, or approximately $0.12 per share.

During the year ended December 31, 2011, the Company issued a total of 96,545,248 shares of its common stock, including: 35,907,114 shares in the acquisition of Ra Resources, Ltd. valued at $5,852,859; 36,476,773 shares to acquire interests in mineral properties valued at $3,756,297 and recorded to exploration and evaluation expenses; 4,578,765 shares issued for cash of $645,000; 3,300,000 shares issued for cash of $105,000 upon exercise of warrants; 1,543,210 shares for stock issuance costs recorded at par value of $1,543; 2,700,000 shares issued upon exercise of warrants for exploration and evaluation expenses of $135,000; 1,600,000 shares upon exercise of options and warrants for accounts payable of $13,850; 4,412,695 shares for accrued expenses of $95,000; 3,126,691 shares for amounts due to related parties of $187,227; 250,000 shares for services of $81,291; and 2,650,000 shares issued upon cashless exercise of warrants recorded at par value of $2,650.

During the year ended December 31, 2010, the Company issued a total of 48,808,690 shares of its common stock, including:  30,333,333 shares for cash of $2,650,000; 3,333,333 shares for cash exercise of warrants of $200,000; 3,276,757 shares for accounts payable of $51,346; 939,687 shares for accrued expenses of $58,260; 1,538,462 shares for severance obligation of $100,000; 2,387,118 shares for services of $173,676; and 7,000,000 shares issued for exploration properties of $280,000 and recorded to exploration and development expenses.

The prices per share recorded in non-cash equity transactions approximated the quoted market price of the Company’s common stock on the date the shares were issued.  In those instances where the market price of the Company’s common stock on the date the shares are issued to repay debt or other obligations differs materially from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the years ended December 31, 2011 and 2010, no gain or loss on extinguishment of debt repaid through the issuance of the Company’s common stock was recorded.

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

During the year ended December 31, 2010, the Company repurchased a total of 309,500 treasury shares at market prices for a total cost, including commissions and fees, of $49,510.  During the year ended December, 2011, the Company repurchased a total of 605,892 treasury shares at a cost of $79,805 and cancelled and retired 500,000 of these shares with a cost of $80,307.

Note 14:  Stock Warrants

A summary of the status of the Company’s stock warrants as of December 31, 2011, and changes during the year then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2010	43,500,000	$0.10

Granted	12,333,333	$0.14
Canceled / Expired	(4,500,000)	$0.03
Exercised	(11,000,000)	$0.03

Outstanding, December 31, 2011	40,333,333	$0.14
Warrants vested and exercisable at December 31, 2011	39,833,333	$0.14

The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at December 31, 2011:

Expiration Date	Price	Number

2012	$ 0.06	2,000,000
2012	$ 0.15	24,000,000
2013	$ 0.125	2,250,000
2013	$ 0.15	1,750,000
2013	$ 0.20	3,333,333
2014	$ 0.12	1,000,000
2014	$ 0.125	2,000,000
2015	$ 0.05	4,000,000

		40,333,333

In connection with the issuance of common stock for cash in February 2010, the Company issued a warrant to an investor for the purchase of 3,333,333 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of one year.  In November 2010, the investor exercised all of the warrants, with proceeds to the Company of $200,000.

In July 2010, the Company issued warrants to purchase a total of 7,000,000 shares of the Company’s common stock in connection with an option agreement to acquire mineral properties (see Note 4).  The warrants are exercisable for a period of five years at an exercise price of $0.05 per share.

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

In July 2011, the Company issued warrants to purchase 1,500,000 shares of its common stock in connection with the acquisition of an exclusive option to purchase an 80% interest in a mineral property (see Note 4).  The warrants are exercisable at $0.15 per share through July 25, 2013.  The value of these warrants was estimated at $111,089 and was included in exploration and evaluation expenses for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company issued to three consultants warrants to purchase a total of 5,250,000 shares of the Company’s common stock (see Note 14).  The warrants are exercisable for periods of two to three years and exercise prices ranging from $0.12 to $0.125 per share.  General and administrative expenses for the year ended December 31, 2011 includes consulting expense of $795,557 related to the vested portion of the estimated grant date fair value of these warrants.  As of December 31, 2011, future consulting expense related to the non-vested portion of the estimated grant date fair value of the warrants was $39,708.

Note 15:  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2011 and 2010 was $432,143 and $21,439, respectively.  There was no stock compensation expense capitalized during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2011, options to purchase a total of 7,400,000 shares of the Company’s common stock were issued with exercise prices ranging from $0.03 to $0.17 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.07 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	138.08%
Risk-free interest rate	.70%
Expected life of option	4.07 years

In the Ra Resources acquisition (Note 5), the Company assumed and exchanged, based on a 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for the issuance by the Company of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of $0.03 per share, expiring on March 1, 2012.

The following table summarizes the stock option activity during the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,415,000	$0.22
Granted	7,400,000	$0.10
Exercised	(100,000)	$0.02
Expired or cancelled	(2,785,000)	$0.25

Outstanding, vested and exercisable at December 31, 2011	8,930,000	$0.11	3.44	$24,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.06 as of December 31, 2011 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2011, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations and comprehensive income (loss).

Note 16:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2011	2010

Income tax (provision) benefit at statutory rate	$7,044,370	$(870,951)
Goodwill impairment	(1,376,633)	-
Adjustments to net operating loss carry forward	(14,580)	(324,176)
Stock or warrants issued for services and expenses	(335,137)	(348,561)
Other	(9,775)	50,182
Change in valuation allowance	(5,308,245)	1,493,506

Less accumulated depreciation and amortization	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2011	2010

Net operating loss carry forwards	$11,067,690	$9,932,709
Accrued expenses	51,971	93,081
Mineral properties	5,099,439	760,550
Depreciation	(21,485)	(25,329)
Stock-based compensation	291,759	144,831
Partnership interest	50,919	-
Investment in LLC	-	298,117
Other	1,490	29,580
	16,541,783	11,233,539
Valuation allowance	(16,541,783)	(11,233,539)

Net deferred taxes	$-	$-

At December 31, 2011, the Company has a net operating loss carry forward available to offset future taxable income of approximately $32,552,000, which will begin to expire in 2012.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

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

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations and comprehensive income (loss) under general and administrative expenses.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Nevada and Utah.  The Company also conducts operations in Peru, Panama and Canada.

All U.S. federal net operating loss carry forwards through the year ended December 31, 2011 are subject to examination.

Note 17:  Consulting and Employment Agreements

Thomas Klein

On October 4, 2010, the Company entered into a Consulting Agreement (the “Klein Consulting Agreement”) with Thomas Klein, whereby Mr. Klein is to provide services to the Company in his role as Chief Executive Officer (“CEO”) of the Company.  Mr. Klein was appointed as the Company’s CEO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CEO, the Company agreed to pay Mr. Klein $165,000 per year as well as provide a $96,250 payment upon signing the Consulting Agreement.  Mr. Klein’s compensation will be reviewed annually by the Company’s Compensation Committee, or by the full Board of Directors serving in such capacity.  The Consulting Agreement has a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Consulting Agreement, and allows for Mr. Klein to participate in certain Company incentive and benefit plans.

Effective July 1, 2011, the Compensation Committee approved an increase in Mr. Klein’s annual compensation to $250,000 per year.

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

Further, the Martin Agreement addresses that certain outstanding promissory note (“Note”) in Mr. Martin’s favor made pursuant to that certain Debt Settlement Agreement between the Company and Mr. Martin dated April 2, 2010 (the “Debt Settlement Agreement”) (see Note 12), in the principal amount of $215,940, plus interest accrued thereon.  The Note will be paid in full and fully satisfied by the Company in two payments in accordance with the following schedule:  (i) first payment of one half of the remaining principal, together with accrued interest from the Effective Date, paid in November 2011; and (ii) second payment of all remaining principal, together with accrued interest from the Effective Date, on or before February 27, 2012.  There shall be a late payment penalty of $100/day for each day beyond such payment dates for the Note.  Mr. Martin may elect, in his sole discretion, to convert the sums due under the Note into shares of the Company’s common stock.  The parties acknowledge that upon satisfaction of the Note as set forth above, the Debt Settlement Agreement shall be deemed fulfilled and all obligations satisfied.

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

Effective July 1, 2011, the Compensation Committee approved an increase in Mr. Vetter’s annual compensation to $96,000 per year.

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

San Diego Torrey Hills Capital, Inc.

In January 2011, the Company entered into a Consulting Agreement (the “San Diego Torrey Hills Consulting Agreement”) with San Diego Torrey Hills Capital, Inc. (“San Diego Torrey Hills”), whereby San Diego Torrey Hills is to provide defined investor relations and other financial services.  The San Diego Torrey Hills Consulting Agreement has an initial term of six months and will be automatically extended for a subsequent term of twelve months, unless notified in writing by either party within the initial six month term.  After the initial six month term, either party may terminate the agreement upon thirty days prior written notice.

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

In consideration for services rendered under the Dahl Consulting Agreement, the Company will issue Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.125 each month of the agreement, beginning April 2011.  The Company will also pay Dahl a defined transaction fee payable in cash for any Company property or project business transaction, previously agreed upon by the Company in writing resulting from Dahl’s provision of services.  The Company issued Dahl warrants to purchase 250,000 shares of the Company’s common stock in each of the months of April through December 2011.

Note 18:  Commitments and Contingencies

Legal Matters

In October 2011, the Company completed the closing of a Termination, Settlement and Release Agreement to settle the outstanding balance of a note receivable from WEG arising from the sale of the Company’s membership interest in the Ashdown LLC (see Note 6).  Pursuant to this agreement, WEG fully assumed and completely released the Company of the outstanding liabilities to and legal disputes with Tetra Financial Group, LLC and DMC-Dynatec Mining Services Corporation, for which the Company was otherwise 50% responsible for.  Further descriptions of these legal disputes may be found in the Company’s Form 10-K for the year ended December 31, 2010.

See Note 21 regarding legal matters occurring subsequent to December 31, 2011 relating to the Company’s senior secured note payable, Mineral Ridge LLC and joint venture in Panama.

Operating Leases

The Company leases drilling equipment and office space under non-cancelable operating leases that expire in January 2013.  In addition, the Company leases other office space under short-term, month-to-month lease arrangements.

The following is a schedule, by years as of December 31, 2011, of the future minimum lease payments under operating leases with non-cancelable terms in excess of one year:

2012	$193,500
2013	28,925

Total	$222,425

Rental expense for all operating leases was $273,605 and $291,626 for the years ended December 31, 2011 and 2010, respectively.

Note 19:  Related Party Transactions

As discussed in Note 6, during the year ended December 31, 2010, the Company incurred fees to Thomas Klein, Chief Executive Officer of the Company, of $618,256 in connection with the formation of the Mineral Ridge LLC.

As discussed in Note 12, royalties expense to related parties for the year ended December 31, 2010 totaled $489,002 and resulted from the settlement of certain obligations to Robert P. Martin, former President of the Company and current Chairman of the Board of Directors.

As more fully discussed in Note 12, at December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605 due to Mr. Martin.  At December 31, 2010, amounts due related parties totaled $226,106, comprised of note principal of $215,940 and accrued interest payable of $10,166 due Mr. Martin.  Total interest expense incurred to Mr. Martin on this obligation totaled $13,537 and $19,560 for the years ended December 31, 2011 and 2010, respectively.

As more fully discussed in Note 12, amounts due related parties of $373,635 included in long-term liabilities at December 31, 2010 consisted of a note payable of $366,623 and related accrued interest payable of $7,012 to a former officer and director of the Company.  The obligation was repaid during the year ended December 31, 2011.  Interest expense was $819 and $7,012 for the years ended December 31, 2011 and 2010, respectively.

As more fully discussed in Notes 4 and 11, the Company acquired a 15% interest in Golden Phoenix Panama S.A. (previously defined as “JV Company”) from Silver Global, which through the shares received in these transactions currently owns approximately 5% of the outstanding common shares of the Company.  Silver Global also loaned the Company $500,000, which was payable at December 31, 2011.

As discussed in Note 17, the Company has entered into certain consulting and employment agreements with its officers and directors and has issued shares of its common stock in payment of certain compensation obligations to these individuals.

Note 20:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2011 and 2010, the Company made no cash payments for income taxes.

During the years ended December 3, 2011 and 2010, the Company made cash payments for interest of $36,043 and $241,222, respectively.

During the year ended December 31, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

•	Increased common stock and decreased additional paid-in capital by $4,193.

•	Increased common stock by $4,413, increased additional paid-in capital by $90,587 and decreased accrued liabilities by $95,000.

•	Decreased common stock by $500, decreased additional paid-in capital by $79,806 and decreased treasury stock by $80,306.

•	Decreased marketable securities and increased other comprehensive loss by $50,000.

During the year ended December 31, 2010, the Company had the following non-cash financing and investing activities:

•	Decreased accounts payable by $51,346, increased common stock by $3,277 and increased additional paid-in capital by $48,069.

•	Decreased severance obligations by $100,000, increased common stock by $1,539 and increased additional paid-in capital by $98,461.

•	Increased amounts due related parties and decreased accrued liabilities by $366,623.

•	Decreased accounts payable and increased debt by $55,351.

•	Increased additional paid-in capital and decreased amounts due related parties by $92,081.

•	Increased additional paid-in capital and decreased accrued liabilities by $268,570.

•	Decreased accrued expenses by $58,260, increased common stock by $940 and increased additional paid-in capital by $57,320.

Note 21:  Subsequent Events

Notice of Default and Acceleration

On January 24, 2012, the Company received a Notice of Default and Acceleration from Waterton Global Value, L.P. (previously defined as the “Lender”) under that certain Senior Secured Gold Stream Credit Agreement dated September 26, 2011 (see Note 10) between the Company and the Lender (previously defined as the “Gold Stream Facility”) declaring the entire unpaid principal balance, plus fees, interest and costs, immediately due and payable, and subsequently the Company received supplemental Notices of Default as well as a Notice of Disposition of Collateral (collectively, the “Notices”).  The Company refutes each assertion of default and has provided the Lender with a detailed response of its position in this regard.

Pursuant to the Notices, the Lender declared an event of default based on a purported default under one of the Company’s contracts with a third party, namely, the Definitive Acquisition Agreement dated September 16, 2011 entered into with Silver Global to acquire an interest in the Mina Santa Rosa (see Note 4).  The Lender claims a default occurred as a result of nonpayment on an obligation due under this agreement.  It was the Company’s intent and expectation that the next tranche of funding under the Gold Stream Facility would have been available to satisfy the acquisition payment due Silver Global under the agreement.

The Company immediately notified its joint venture partner in the Santa Rosa project, Silver Global, S.A. (“Silver Global”), of all such developments, and since this time the Company has been in continued discussions with Silver Global regarding potential solutions to allow the Company sufficient time to secure acceptable alternative sources of funding. In an effort to preserve its rights, on February 6, 2012, Silver Global provided the Company a notification of default on payments owed under the Santa Rosa Acquisition Agreement and on February 8, 2012 Silver Global provided a notification of termination of the Santa Rosa Acquisition Agreement. The Company provided Silver Global with a response detailing that it is the Company’s belief that it is not in default based on events the Company believes to be beyond its reasonable control, which, pursuant to the terms of the Santa Rosa Acquisition Agreement preclude an event of default from occurring.

It is the Company’s position that there is no default under the Mina Santa Rosa acquisition agreement because the Company intended to make the then-due payment under that agreement by drawing down on the third tranche under the Gold Stream Facility.  The inability to access the next tranche under the Gold Stream Facility was based on lower than projected production levels at the Mineral Ridge property, which the Company believes it was not timely made aware of, and the Company further believes constitutes an event beyond its reasonable control. Therefore, no payment could be deemed due under relevant provisions of the Mina Santa Rosa acquisition agreement as a result of events beyond the Company’s reasonable control, precluding its ability to fulfill any such obligation.  Accordingly, the Company believes that no event of default exists or continues under the Gold Stream Facility.

As of the date of this annual report, the Company has drawn on the first two tranches under the Gold Stream Facility, for an aggregate principal amount borrowed of $6,000,000, with proceeds used to make payments under the Mina Santa Rosa acquisition agreement.  According to the Lender, as set forth in the Notice, under the acceleration clause of the Gold Stream Facility, the principal balance plus fees, interest and costs constitutes an aggregate repayment amount of $8,311,034, immediately due and payable.

Subsequent to the Notice delivered by Lender, discussions commenced regarding the Lender’s proposal of an early exercise of its option to acquire the Company’s interest in Mineral Ridge Gold, LLC, which option (the “Option”) was granted to the Lender in connection with entering into the Gold Stream Facility and commences as of May 3, 2012.   Such discussions have not been formalized and are pending the parties’ collective assessments of their positions given the facts and circumstances.  The Company intends to defend and assert any and all rights available to the full extent under applicable law; however, there can be no assurance that the parties will agree to mutually acceptable terms and conditions of any such early exercise of the Option or that the parties will otherwise resolve the matters at issue in this situation.

Common Stock Transactions

On January 24, 2012, the Company issued 2,481,013 of its common shares to an investor upon a cashless exercise of a warrant, which was issued in January 2012.  On the same date, this investor purchased 1,500,000 common shares of the Company for $120,000 cash.

On February 29, 2012, the Company closed a private placement transaction with an investor pursuant to which the Company issued 2,500,000 shares, with 100% warrant coverage, for proceeds of $100,000.  The warrants are exercisable for a period of five years at an exercise price of $0.06 per share.

On March 3, 2012, the Company issued 200,000 of its common shares to a related party in payment of accounts payable of $40,000.

Financing Term Sheet

On February 29, 2012, the Company entered into a non-binding term sheet with Maximilian Investors, LLC for a $20 million facility for the anticipated purpose of debt repayment and simultaneous advancement of Company projects.  Although the parties anticipate moving forward with due diligence and entering into definitive agreements in the near future, there can be no assurance that such definitive agreements will be executed and the facility will be in place.

Legal Matters

Subsequent to December 31, 2011, on March 30, 2012, the Company filed a complaint in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton Global Value, L.P., the lender under the Senior Secured Gold Stream Credit Agreement (previously defined as the “Lender”) and Scorpio Gold Corp. and its wholly-owned subsidiary, Scorpio Gold (US) Corp., our joint venture partner in the Mineral Ridge LLC, (collectively, “Scorpio”), alleging 13 separate causes of action.  The Company is seeking injunctive relief to prohibit the Lender’s proposed sale of the Company’s interest in the Mineral Ridge LLC pending a resolution of the matters alleged in the complaint.  Although the Company hopes the issues underlying the complaint can be resolved amicably by the parties in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

Subsequent to December 31, 2011, on April 4, 2012, the Company filed a request for arbitration with the International Chamber of Commerce against Silver Global, S.A. (“Silver Global”) requesting relief in the form of a declaration of rights of the parties under that certain Definitive Acquisition Agreement (“Acquisition Agreement”) and Trust Agreement, each dated as of September 16, 2011, as well as an injunction against Silver Global taking action to effect the rights, titles and interests of the Company and seeking an award of damages.  It is the Company’s position that there has been no breach of the Acquisition Agreement based on several provisions within the Acquisition Agreement excusing payment or performance based on acts not within the Company’s reasonable control, including, but not limited to, acts of third parties, including Silver Global, precluding the Company’s ability to fulfill any alleged obligation.  Although the Company hopes the issues pertaining to the arbitration will be resolved amicably in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.