Form 10-Q/A
period 2011-09-30
GOLDEN PHOENIX MINERALS INC
filed 2012-04-23
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Yes ☐                      No ☒

As of April 23, 2012 there were 361,262,893 outstanding shares of the registrant’s common stock.

EXPLANATORY NOTE

           Golden Phoenix Minerals, Inc. (the “Company”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2011 (the “Initial Filing Date”) and amended on March 19, 2012 and April 5, 2012 (as amended, the “Original Filing”) to re-file Exhibit 10.10 to the Original Filing in its entirety, including certain exhibits, schedules or attachments to such exhibit, as applicable, as Exhibit 10.10 hereto.

This Amendment No. 3 does not reflect events occurring after the Initial Filing Date and no attempt has been made in this Amendment No. 3 to modify or update other disclosures as presented in the Original Filing. All other Items of the Original Filing have been omitted from this Amendment No. 3. Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Initial Filing Date.

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

Date: April 23, 2012	GOLDEN PHOENIX MINERALS, INC. By: /s/ Thomas Klein Name: Thomas Klein Title: Chief Executive Officer

Date: April 23, 2012	By: /s/ J. Roland Vetter Name: J. Roland Vetter Title: Chief Financial Officer