Form 10-Q
period 2012-03-31
GOLDEN PHOENIX MINERALS INC
filed 2012-05-21
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 16, 2012 there were 374,515,161 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS

Current assets:
Cash	$7,500	$154,607
Prepaid expenses and other current assets	37,586	94,474
Marketable securities	506,200	515,000
Total current assets	551,286	764,081

Property and equipment, net	140,291	156,824

Other assets:
Debt issuance costs	102,143	287,869
Other assets	25,000	25,000
Total other assets	127,143	312,869

	$818,720	$1,233,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$518,900	$266,844
Accrued liabilities	694,962	598,351
Senior, secured note payable	6,187,303	6,031,686
Notes payable and current portion of long-term debt	1,858,171	1,888,067
Amounts due to related parties	117,388	115,671
Total current liabilities	9,376,724	8,900,619

Long-term debt	252,267	255,595

Total liabilities	9,628,991	9,156,214

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 374,515,161 and 368,034,148 shares issued and outstanding, respectively	374,515	368,034
Additional paid-in capital	57,658,042	57,386,695
Other comprehensive loss	(45,600)	(50,000)
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(66,748,220)	(65,578,161)
Total stockholders’ deficit	(8,810,271)	(7,922,440)

	$818,720	$1,233,774
See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Rental income	$24,800	$-

Operating costs and expenses:
Exploration and evaluation expenses	149,127	736,846
General and administrative expenses	629,775	1,105,853
Depreciation and amortization expense	19,268	19,097
Cost of mining operations	-	31,641

Total operating costs and expenses	798,170	1,893,437

Loss from operations	(773,370)	(1,893,437)

Other income (expense):
Interest and other income	851	328
Interest expense	(377,672)	(9,323)
Foreign currency gain (loss)	(19,868)	4,676

Total other income (expense)	(396,689)	(4,319)

Loss before income taxes	(1,170,059)	(1,897,756)
Provision for income taxes	-	-

Net loss	(1,170,059)	(1,897,756)

Unrealized gain on marketable securities	4,400	-

Comprehensive loss	$(1,165,659)	$(1,897,756)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	371,374,008	274,447,871

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,170,059)	$(1,897,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,268	19,097
Amortization of debt issuance costs to interest expense	185,726	-
Issuance of warrants for services	57,828	423,165
Foreign currency loss	13,200	-
Stock-based compensation	-	15,067
Issuance of common stock for services	-	51,250
Issuance of common stock for exploration and evaluation expenses	-	18,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	56,888	40,289
Increase in accounts payable	252,056	29,127
Increase in accrued liabilities	257,455	39,898

Net cash used in operating activities	(327,638)	(1,261,363)

Cash flows from investing activities:
Purchase of property and equipment	(2,735)	(2,826)

Net cash used in investing activities	(2,735)	(2,826)

Cash flows from financing activities:
Net proceeds from the sale of common stock	220,000	-
Payments of notes payable and long-term debt	(36,734)	(23,926)
Purchase of treasury stock	-	(21,412)

Net cash provided by (used in) financing activities	183,266	(45,338)

Net decrease in cash	(147,107)	(1,309,527)
Cash, beginning of the period	154,607	1,520,318

Cash, end of the period	$7,500	$210,791

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  The Company’s current growth strategy is focused on the expansion of its operations through the development of mineral properties into joint ventures and royalty mining projects.

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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

On April 14, 2011, the Company, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 forward.  All intercompany accounts and balances have been eliminated in consolidation.

The interim financial information of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2011 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $66,748,220 and a total stockholders’ deficit of $8,810,271 at March 31, 2012.  A significant portion of these deficits resulted from the Company’s accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  The Company’s only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  Currently, none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

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

On September 26, 2011, the Company entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all assets of the Company, with Waterton Global Value, L.P. (“Waterton”).  Through March 31, 2012, the Company had borrowed a net $6,000,000 from this debt facility.  On January 24, 2012, the Company received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  The Company has refuted and continues to refute each initial assertion of default.  On March 30, 2012, we filed a complaint in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton as well as Scorpio Gold Corp. and Scorpio Gold (US) Corp., alleging 13 separate causes of action related to the Gold Stream Facility and the Mineral Ridge property.  On April 30, 2012, the Company’s 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, and as a result, the Company no longer holds an interest in the Mineral Ridge LLC.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC are matters in dispute and the subject of litigation that is currently pending.  There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the assertions of default, that the Company will be successful in its efforts to obtain alternative financing, or that it will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations, or the Company and its joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws. These factors together raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – MINERAL PROPERTIES

As of March 31, 2012, the Company held interests in or was actively pursuing the following mineral property opportunities:

Nevada Properties and Projects

Duff Claims Block, Humboldt County, Nevada

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

Joint Venture Interest in Mineral Ridge Gold Mine, Esmeralda County, Nevada

As of March 31, 2012, the Company owned a 30% interest in the Mineral Ridge Mine via its joint venture project (previously defined as the Mineral Ridge LLC) with Scorpio Gold Corporation and its wholly-owned subsidiary, Scorpio Gold (US) Corp. (collectively “Scorpio”).  The Mineral Ridge Mine is located four miles northwest of the town of Silver Peak and thirty-two miles west of Tonopah in Esmeralda County, Nevada.  Subsequent to the formation of the joint venture with Scorpio, the land package was increased significantly by means of Scorpio staking additional claims and contributing the same to the joint venture.  The property consists of 54 patented and 486 unpatented mining claims totaling nearly 10,000 acres. The property is accessed on the east side from state highway 265 and on the west side from a well-maintained gravel road. Heavy trucks access the site from the west entrance by way of state highway 264, which connects to state highway 773 and US highway 6.  Also included are 3 private land parcels, which are located outside the main Mineral Ridge mine area.  These are the abandoned Blair town site, the Silver Peak mill site, and deeded land west of Mineral Ridge over certain springs.  These private lands total about 430 acres. The total combined acreage is equal to approximately 10,404 acres or about 16.26 square miles, compared to 6.78 square miles prior to completion of the joint venture.  Prior to joint venturing the property with Scorpio, the Company had purchased the Mineral Ridge mine in late 2000 out of bankruptcy.

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

As discussed elsewhere in this Quarterly Report and Notes to Condensed Consolidated Financial Statements, on January 24, 2012, the Company received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the gold stream debt facility.  The Company refutes each assertion of default.  On April 30, 2012, the Company’s 30% interest in the Mineral Ridge LLC was foreclosed upon and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, and as a result, the Company no longer holds an interest in the Mineral Ridge LLC.

Agreement to Purchase 80% Interest in Vanderbilt and Option to Acquire 80% Interest in Coyote Fault and Coyote Extension Properties, Esmeralda County, Nevada

In July 2010, the Company entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide the Company the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.  Subsequently, in July 2011, we entered into an Option Agreement with Mhakari to acquire an 80% interest in that certain property referred to as the “Coyote Extension” that extends and augments the Coyote Fault property.  The Company entered into an Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for the issuance of 2,000,000 shares of its common stock as well as warrants to purchase a further 2,000,000 shares of its common stock with an exercise price of $0.05 per share exercisable for a period of five years, with a forced conversion at the Company’s option in the event its 200-day volume weighted average price equals $0.15 per share.  The Company obtained its option to acquire an 80% interest in Coyote Fault in consideration for the issuance of 5,000,000 shares of our common stock as well as warrants to purchase a further 5,000,000 shares of its common stock with an exercise price of $0.05 per share exercisable for a period of five years with the same forced conversion feature.  In addition, to earn its 80% interest in each property, the Company is required to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property, $350,000 in exploration and development expenditures on the Vanderbilt property over a 48 month period, and a combined minimum of $1,500,000 on both the Coyote Fault and Vanderbilt Properties.

To exercise its option for the Coyote Extension property, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, which amount was satisfied through the exercise by Mhakari of 1,700,000 out of the aggregate total 7,000,000 Company common stock purchase warrants held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of the Company’s common stock and warrants to purchase a further 1,500,000 shares of Company common stock at an exercise price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of the Company’s common stock reaches or exceeds $0.30 for a period of 65 consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at the Company’s discretion, on the Coyote Fault or Vanderbilt properties).  Further, Mhakari agreed, within two months of signing the Coyote Extension Option Agrreement, to expend $250,000 in cash to the Company, to exercise five million of its remaining warrants to acquire Company shares (the "Warrant Exercise").

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

Vanderbilt

The Vanderbilt property is within 4 miles of the town of Silver Peak, Nevada and highway 265 via Coyote Road.  It is comprised of 44 claims, plus 3 patented claims and is located on the southern flank of Mineral Ridge and is within the Silver Peak Range.  The Vanderbilt property is within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east.  Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver.  Phase II exploration program (below ground) in the old mine workings was commenced during the first quarter of 2011 to help identify drill targets, with an exploratory drill program expected to begin in the near term as funding permits.

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

At March 31, 2012, the Company had only partially met its obligation to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property and Mhakari had not completed the Warrant Exercise. The Company is in discussion with Mhakari regarding this and other matters.

Canadian Properties and Projects

Northern Champion Property, Ontario, Canada

The Northern Champion property consists of approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  On April 18, 2006, the Company executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to acquire 5 registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.  The agreement reserved a collective 3.3% Net Smelter Return (“NSR”) for the Vendors on the sales of minerals taken from the Northern Champion Property. The Company will have the right of first refusal to purchase 1.65% of said NSR from the Vendors for $1,650,000.  As of February 2007, the Company completed all of its payment obligations under the Purchase Agreement and accordingly now owns 100% of the Northern Champion Property subject to the NSR reserved by the Vendors.

In the last quarter of 2010 and during 2011, the Company began mapping the geologic surface features and topography of the Northern Champion Property, into a single, regional metric scale map, in preparation to advance this molybdenum property.  Once the mapping is complete and as funding allows, the Company expects to begin Phase II planning for trenching, geochemical sampling and/or drilling of previously identified zones to the east of the current open-cut mine.  An IP (induced polarization) anomaly to the north of the open-cut zone is also expected to be investigated.

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

Shining Tree Properties, Ontario, Canada

The mineral properties purchased in the Ra Resources acquisition in April 2011 are located within the Shining Tree District in Northern Ontario.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.

Peru Property Interests

Peru Properties

The Company recently closed and amended certain agreements pursuant to which the Company will acquire a 100% interest in certain gold and molybdenum properties in Peru, including: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

The Company is currently in the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer.  The Company anticipates finalizing such transfer agreements in the near term.

Panama Property Interests

Mina Santa Rosa

During the year ended December 31, 2011, extensive efforts were directed toward the acquisition and advancement of the Santa Rosa, Panama project.  On July 9, 2011, the Company entered into a letter of intent with Silver Global, S.A. (“Silver Global”) to acquire an interest in the Santa Rosa gold mine (“Santa Rosa” or “Mina Santa Rosa”).  On September 16, 2011, the Company entered into a Definitive Acquisition Agreement to acquire a 60% interest, with an option to buy an additional 20% interest, in the Santa Rosa gold mine, via ownership in Golden Phoenix Panama S.A. (the “JV Company”), in consideration for $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production) and $4,500,000 in shares of the Company’s common stock (at an agreed upon value of $0.18 per share).  The Company and Silver Global subsequently completed a Joint Venture Operating Agreement and effected transfer of all concessions to JV Company.  The Company made payments in the aggregate amount of $4,500,000 in cash and issued 25,000,001 shares of its common stock in consideration for a 15% interest in the JV Company.

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

As disclosed in Note 15, Legal Proceedings, the Company is currently in dispute with Silver Global regarding the status of the Santa Rosa Acquisition Agreement.

Exploration and evaluation expenses included in the Company’s condensed consolidated statements of operations and comprehensive loss were comprised of expenses incurred for the following exploration mineral properties opportunities:

	Three Months Ended March 31,
	2012	2011

Mina Santa Rosa	$64,516	$-
Peru Properties	-	488,287
Mhakari Properties	-	50,000
Shining Tree Mining District	-	7,093
North Williams Township	-	39,054
Other	84,611	152,412

Total	$149,127	$736,846
These exploration projects currently do not have proven or probable reserves.

NOTE 4 – ACQUISITION OF RA RESOURCES, LTD

On October 6, 2010, the Company entered into a definitive Acquisition Agreement (“Acquisition Agreement”) between the Company, Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”) and 2259299 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario and a wholly-owned subsidiary of the Company formed for the purpose of effecting the transactions contemplated by the Acquisition Agreement (“Newco”).  On April 14, 2011, the Company closed the Acquisition Agreement whereby the Company acquired 100% of the outstanding common shares of Ra by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (the “Acquisition”).  Based on an agreed upon 3.5 for 1 exchange ratio, the Company issued a total of 32,642,831 shares of its common stock to the Ra shareholders.  Further, the Company assumed and exchanged, based on the 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for the issuance by the Company of an aggregate of 700,000 options to acquire shares of Company common stock at an exercise price of approximately $0.03 per share.  As mutually agreed upon by the parties, the Company also issued 3,264,283 shares of its common stock to a non-related third party as a 10% finder’s fee for introducing the Acquisition.

The principal assets of Ra are four gold and base metal properties in the Shining Tree District in Ontario, Canada which are in the exploration stage and have no proven or probable ore reserves.  The Company also assumed certain outstanding obligations of Ra totaling $266,502 related to ongoing maintenance and working capital expenditures during the period between execution of the Acquisition Agreement and its closing.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 forward.

NOTE 5 – MARKETABLE SECURITIES

The Company’s marketable securities consist of 1,250,000 shares of American Mining Corporation common stock and the 3,000,000 shares of Win-Eldrich Mines Ltd (“WEX”) common stock received in the settlement of a promissory note in October 2011.  The marketable securities are stated at market value, with market value based on market quotes.  The Company has classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s condensed consolidated balance sheet.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosure, the Company categorizes its financial assets and liabilities that it measures on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Marketable securities held at March 31, 2012 are the only financial instruments that the Company currently measures on a recurring basis.  The following table summarizes the Company’s financial assets measured on a recurring basis as of March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Securities	$ 506,200	$ -	$ -

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).  The foreign currency loss related to these securities was $13,200 for the three months ended March 31, 2012.

See Note 18 for discussion of a suspension of trading of the WEX common shares.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2012	December 31, 2011

Computer equipment	$23,507	$20,772
Drilling equipment	346,205	346,205
Vehicles	29,000	29,000
Support equipment	39,932	39,932
Office furniture and equipment	8,496	8,496
	447,140	444,405
Less accumulated depreciation and amortization	(306,849)	(287,581)

	$140,291	$156,824

NOTE 7 – SENIOR SECURED NOTE PAYABLE

On September 26, 2011, the Company entered into a Senior Secured Gold Stream Credit Agreement with Waterton Global Value, L.P. (previously defined as “Waterton”), whereby Waterton agreed to advance the Company up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further the Company’s acquisition of an interest in the Mina Santa Rosa property.  Subsequent to the quarterly period ended March 31, 2012, as described further below, the Gold Stream Facility was terminated by Waterton and is the subject of ongoing litigation.

The Gold Stream Facility was secured by all assets of the Company, including a pledge of the Company’s membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.  In consideration for making the Gold Stream Facility available, the Company paid Waterton a 2% structuring fee, with the first 1% of such fee paid in connection with the closing of first tranche of funding and the second 1% paid on the closing of the second tranche of funding.

In accordance with the terms of the Gold Stream Facility, that portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) is payable by the Company to Waterton in monthly payments which were to commence in March 2012 for a period between two and eighteen months depending on the amount borrowed.  The first tranche of funding in the amount of $1,750,000, which included repayment of a $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.  On November 2, 2011 the Company borrowed $4,250,000 from the second tranche of funding, netting approximately $4,095,000 after payment of fees and expenses.

Repayments were to commence in March 2012 and, if made in cash, were to be in monthly repayment amounts of $750,000 for each of the first four tranches borrowed.  Upon borrowing tranche five, repayments would have consisted of eight monthly payments of $750,000 and ten monthly payments of $950,000.  Monthly repayment amounts were also to consist of a profit participation amount based on the spot price of gold.

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

On January 24, 2012, the Company received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  The Company refuted and continues to refute each initial assertion of default.  Notwithstanding, on April 30, 2012, the Company’s 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC are matters in dispute and the subject of litigation that is currently pending.  The amount alleged to have been due Waterton is also in dispute.  There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the pending litigation or underlying assertions of default, and it is uncertain as to the amount, if any, that the Company will receive from the sales proceeds its interest in the Mineral Ridge LLC after the obligation to Waterton under the Gold Stream Facility is paid in full.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable and current portion of long-term debt consist of the following at:

	March 31, 2012	December 31, 2011
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	$15,084	$18,088
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	220,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000
Note payable to Silver Global, non-interest bearing, payable January 31, 2012	500,000	500,000
Other	-	3,730
Accrued interest payable	66,674	63,164

Total	2,110,438	2,143,662
Less current portion	1,858,171	1,888,067

Long-term portion	$252,267	$255,595

The two convertible notes payable to Sala-Valc S.A.C., a Peruvian corporation (“SV”), resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to the Peru Properties (Note 3).

The two notes payable to Pinnacle Minerals Corporation (“Pinnacle”) resulted from an Amendment to Membership Interest Purchase Agreement whereby the Company purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of the Peru Properties (Note 3).

The note payable to Silver Global, SA, a Panamanian corporation (“Silver Global”), resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan the Company a portion of the funds paid by the Company to Silver Global to purchase ownership in the Mina Santa Rosa (Note 3).

NOTE 9 – AMOUNTS DUE RELATED PARTIES AND SETTLEMENT AGREEMENT

Amounts due to related parties include a note due to Robert P. Martin, Chairman of the Company’s Board of Directors resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012 (not yet paid at March 31, 2012).  At March 31, 2012, amounts due related parties totaled $117,388, comprised of note principal of $115,066 and accrued interest payable of $2,322.  At December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of March 31, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

The Company also has authorized 800,000,000 shares of $0.001 par value common stock.

During the three months ended March 31, 2012, the Company issued a total of 6,481,013 shares of its common stock, including: 4,000,000 shares for cash of $220,000 and 2,481,013 shares issued upon cashless exercise of warrants recorded at par value of $2,481.

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

As of March 31, 2012, the Company had 415,392 shares of its common stock acquired in the Stock Purchase Program that were recorded as treasury shares at a cost of $49,008.

NOTE 11 – STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of March 31, 2012, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2011	40,333,333	$0.14

Granted	7,250,000	$0.05
Canceled / Expired	(2,000,000)	$0.06
Exercised	(4,000,000)	$0.03

Outstanding, vested and exercisable March 31, 2012	41,583,333	$0.14

In January 2012, the Company issued warrants to an investor to purchase a total of 4,000,000 shares of the Company’s common stock in connection with the issuance of common stock for cash.   The investor subsequently exercised the warrants and received 2,481,013 shares of common stock in a cashless exercise.

In connection with the issuance of common stock for cash in February 2012, the Company issued a warrant to an investor for the purchase of 2,500,000 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of five years.

During the three months ended March 31, 2012, the Company issued a consultant warrants to purchase a total of 750,000 shares of the Company’s common stock.  The warrants are exercisable for a period of two years at an exercise price of $0.125 per share.

NOTE 12 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2012 and 2011 was $0 and $15,067.  There was no stock compensation expense capitalized during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, there were no new stock options issued by the Company.

The following table summarizes the stock option activity during the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	8,930,000	$ 0.11
Granted	-
Exercised	-
Expired or cancelled	(1,000,000)	$ 0.08

Outstanding, vested and exercisable at March 31, 2012	7,930,000	$ 0.12	3.57	$ 1,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.05 as of March 31, 2012 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2012, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations.

NOTE 13 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding	371,374,008	274,447,871
Dilutive effect of:
Stock options	-	-
Warrants	-	-

Weighted average number of common shares outstanding, assuming dilution	371,374,008	274,447,871

No stock options and warrants are included in the computation of diluted weighted average number of shares for the three months ended March 31, 2012 and 2011 because the effect would be anti-dilutive.  At March 31, 2012, the Company had outstanding options and warrants to purchase a total of 49,513,333 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 14 – CONSULTING AGREEMENTS

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

Robert P. Martin

Effective as of September 30, 2011, the Company and Mr. Martin, entered into and declared effective a Consulting Agreement dated September 1, 2011, together with an Amendment to Consulting Agreement dated September 28, 2011 (collectively, the “Martin Agreement”).  Pursuant to the terms of the Martin Agreement, in consideration for Mr. Martin’s services as Chairman, he receives a consulting fee of $3,000 per month, accruing from the Effective Date.  The consulting fee will be reviewed by the Compensation Committee of the Company on an annual basis.  For so long as Mr. Martin remains a member of the Company’s Board of Directors (“Board”), he will also be eligible for any compensation program in place for directors.  Currently, the Company’s Board receives a monthly stipend of $1,000.

Mr. Martin agreed to be bound by certain confidentiality and indemnification provisions, as well as a full and final release of any and all obligations under a prior employment agreement.  The engagement may be terminated at any time, with or without cause and with or without notice.

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

NOTE 15 – LEGAL MATTERS

On January 24, 2012, the Company received a Notice of Default and Acceleration from Waterton Global Value, L.P. (previously defined as “Waterton” under that certain Senior Secured Gold Stream Credit Agreement dated September 26, 2011 (see Note 7) between the Company and Waterton (previously defined as the “Gold Stream Facility”) declaring the entire unpaid principal balance, plus fees, interest and costs, in the alleged aggregate amount of $8,311,034, immediately due and payable, and subsequently the Company received supplemental Notices of Default as well as a Notice of Disposition of Collateral (collectively, the “Notices”).  The Company refuted and continues to refute each initial assertion of default and provided Waterton with a detailed response of its position in this regard.

Pursuant to the Notices, Waterton declared an event of default based on a purported default under one of the Company’s contracts with a third party, namely, the Definitive Acquisition Agreement dated September 16, 2011 (the “Santa Rosa Acquisition Agreement”) entered into with Silver Global, S.A. (“Silver Global”)to acquire an interest in the Mina Santa Rosa (see Note 3).  Waterton claimed a default occurred as a result of nonpayment on an obligation due under this agreement.  It was the Company’s intent and expectation that the next tranche of funding under the Gold Stream Facility would have been available to satisfy the acquisition payment due Silver Global under the Santa Rosa Acquisition Agreement.

The Company immediately notified its joint venture partner in the Santa Rosa project, Silver Global, of all such developments.  In an effort to preserve its rights, on February 6, 2012, Silver Global provided the Company a notification of default on payments owed under the Santa Rosa Acquisition Agreement and on February 8, 2012 Silver Global provided a notification of termination of the Santa Rosa Acquisition Agreement.  The Company provided Silver Global with a response detailing that it is the Company’s belief that it is not in default based on events the Company believes to be beyond its reasonable control, which, pursuant to the terms of the Santa Rosa Acquisition Agreement preclude an event of default from occurring.

As of the date of this quarterly report, the Company had drawn on the first two tranches under the Gold Stream Facility, for an aggregate principal amount borrowed of $6,000,000, with proceeds used to make payments under the Mina Santa Rosa acquisition agreement.

On April 30, 2012, the Company’s 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC are matters in dispute and the subject of litigation that is currently pending, as discussed below.  The amount alleged to have been due to Waterton as satisfied by the credit bid on the Company’s 30% interest in the Mineral Ridge LLC is also in dispute.    There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the pending litigation or underlying assertions of default, and it is uncertain as to the amount, if any, that the Company will receive from the sales proceeds its interest in the Mineral Ridge LLC after the obligation to Waterton under the Gold Stream Facility is paid in full.

On March 30, 2012, the Company filed suit in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton and Scorpio, alleging 13 separate causes of action.  The facts underlying the complaint against Waterton and Scorpio relate to the Gold Stream Facility with Waterton and the Operating Agreement with Scorpio and include in part, the facts and circumstances set forth in our Current Report on Form 8-K filed with the SEC on February 29, 2012, incorporated herein by reference, and includes various claims of breach of contract, breach of the covenants of good faith and fair dealing, conspiracy and fraudulent concealment, among other claims.  Although we hope the issues underlying the complaint can be resolved amicably by the parties in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

Further, subsequent to the quarterly period ended March 31, 2012, on April 4, 2012, the Company filed a request for arbitration with the International Chamber of Commerce against Silver Global, requesting relief in the form of a declaration of rights of the parties under the Santa Rosa Acquisition Agreement and Trust Agreement, each dated as of September 16, 2011, as well as an injunction against Silver Global taking action to effect the rights, titles and interests of the Company and seeking an award of damages.  It is the Company’s position that there has been no breach of the Santa Rosa Acquisition Agreement based on several provisions within the Santa Rosa Acquisition Agreement excusing payment or performance based on acts not within the Company’s reasonable control, including, but not limited to, acts of third parties, including Silver Global, precluding the Company’s ability to fulfill any alleged obligation.  Although we hope the issues pertaining to the arbitration will be resolved amicably in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

NOTE 16 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2012 and 2011, the Company made no cash payments for income taxes.

During the three months ended March 31, 2012 and 2011, the Company made cash payments for interest of $31,102 and $1,351, respectively.

During the three months ended March 31, 2012, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and decreased other comprehensive loss by $4,400.

•	Increased common stock and decreased additional paid-in capital by $2,481.

During the three months ended March 31, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2012 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 18 – SUBSEQUENT EVENTS

Sale of Interest in Mineral Ridge LLC

As discussed further in Note 15, on April 30, 2012, the Company’s 30% interest in the Mineral Ridge LLC was foreclosed upon and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC are matters in dispute and the subject of litigation that is currently pending.  The amount alleged to have been due to Waterton as satisfied by the credit bid on the Company’s 30% interest in the Mineral Ridge LLC is also in dispute.

Marketable Securities

On May 9, 2012, trading of Win-Eldrich Mines Ltd (previously defined as “WEX”) common shares was halted on the Toronto Stock Exchange due to WEX not timely filing its annual report and audited financial statements.  Unless this trading suspension is resolved by WEX and a market for the WEX common shares develops, the ability of the Company to realize the book value of its investment in WEX common shares is uncertain.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

OVERVIEW

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) was formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  We are a mineral exploration, development and production company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures and royalty mining projects.

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

We own the Adams Mine and Duff Claim Block near Denio, Nevada, the Northern Champion molybdenum property in Ontario, Canada, and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  We have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada; an 80% interest in claims that are an extension to the Coyote Fault property (referred to as the “Coyote Extension”); and a 100% interest in five gold and molybdenum properties in Peru.

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, as disclosed elsewhere in this Report, this is a matter currently in dispute, which the parties hope to resolve amicably and on mutually acceptable terms in the near term.

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  Through this acquisition, we acquired a 100% interest in four gold and base metal properties within the Shining Tree Mining District in Eastern Ontario, Canada.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.  The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 forward.  All intercompany accounts and balances have been eliminated in consolidation.

GOING CONCERN UNCERTAINTY

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since its inception in 1997, and had an accumulated deficit of $66,748,220 and a total stockholders’ deficit of $8,810,271 at March 31, 2012.  A significant portion of these deficits resulted from our accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  Currently, none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

As more fully described in the Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we currently own or recently have entered into options and agreements for the acquisition of various mineral properties in North, Central and South America.  None of these mineral properties currently have proven or probable reserves.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

On September 26, 2011, we entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all assets of the Company, with Waterton Global Value, L.P. (“Waterton”).  Through March 31, 2012, we had borrowed a net $6,000,000 from this debt facility.  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We have refuted and continue to refute each initial assertion of default.  On March 30, 2012, we filed a complaint in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton as well as Scorpio Gold Corp. and Scorpio Gold (US) Corp., alleging 13 separate causes of action related to the Gold Stream Facility and the Mineral Ridge property.  On April 30, 2012, the Company’s 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, and as a result, we no longer hold an interest in the Mineral Ridge LLC.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC are matters in dispute and the subject of litigation that is currently pending.  There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the assertions of default, that we will be successful in our efforts to obtain alternative financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations, or the Company and its joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors together raise doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  Several of these critical accounting policies are as follows:

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of March 31, 2012 and December 31, 2011, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of March 31, 2012 and December 31, 2011, we had no capitalized mineral property acquisition costs.

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

At March 31, 2012 and December 31, 2011, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Debt Issuance Costs

Costs incurred with closing the Gold Stream Facility with Waterton and with subsequent loan advances are capitalized and amortized to interest expense through the maturity date of each advance.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2012 and December 31, 2011, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2012 and through the date of the filing of this report that the we believe are applicable to or would have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Sales

Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months ended March 31, 2012, we had rental income of $24,800.  During the three months ended March 31, 2011, we had no rental income.

Operating Costs and Expenses

Exploration and evaluation expenses were $149,127 and $736,846 for the three months ended March 31, 2012 and 2011, respectively.  As further discussed under “LIQUIDITY AND CAPITAL RESOURCES,” sources of funding were limited during the three months ended March 31, 2012.  Therefore, the level of exploration and evaluation expenses decreased significantly during this period compared to the same period in the prior year.  In addition, the year ended December 31, 2011 was an active year where we entered into several agreements to acquire interests in exploration mineral properties.  Exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	Three Months Ended March 31,
	2012	2011

Mina Santa Rosa	$64,516	$-
Peru Properties	-	488,287
Mhakari Properties	-	50,000
Shining Tree Mining District	-	7,093
North Williams Township	-	39,054
Other	84,611	152,412

Total	$149,127	$736,846

These exploration projects currently do not have proven or probable reserves.  More detailed explanations of these mineral properties are provided in Note 3 to our Condensed Consolidated Financial Statements.

General and administrative expenses were $629,775 and $1,105,853 for the three months ended March 31, 2012 and 2011, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  As discussed above, our activity in entering into agreements for the acquisition of interests in mineral properties decreased during the first quarter of this year, resulting in a decrease in related general and administrative expenses including outside consulting fees and travel expenses.

Depreciation and amortization expense was comparable between periods and was $19,268 and $19,097 for the three months ended March 31, 2012 and 2011, respectively.

We incurred no cost of mining operations during the three months ended March 31, 2012.  Cost of mining operations was $31,641 for the three months ended March 31, 2011, and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We recently closed agreements that, subject to finalization of transfer agreements and consideration, will allow us to obtain a 100% interest in this project in Peru.

Other Income (Expense)

Interest and other income currently is not material to our financial statements, and was $851 and $328 for the three months ended March 31, 2012 and 2011, respectively.

Interest expense was $377,672 and $9,323 for the three months ended March 31, 2012 and 2011, respectively.  The increase in interest expense in the quarter ended March 31, 2012 was due to the increase in debt from our senior, secured Gold Stream Facility that we entered into in September 2011.

We reported a foreign currency loss of $19,868 in the three months ended March 31, 2012 and a foreign currency gain of $4,676 for the three months ended March 31, 2011.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account and changes in foreign exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $66,748,220 and a total stockholders’ deficit of $8,810,271 at March 31, 2012.  At March 31, 2012, we had current assets of $551,286 and current liabilities of $9,376,724, resulting in a working capital deficit of $8,825,438.  Included in current assets at March 31, 2012 were cash and cash equivalents totaling $7,500.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under our Gold Stream Facility, or our senior, secured note payable, with a balance, including accrued interest payable, of $6,187,303 at March 31, 2012.  We have refuted and continue to refute all initial assertions of default.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of our interest in the Mineral Ridge LLC are matters in dispute and the subject of litigation that is currently pending.  The amount claimed due by Waterton is also in dispute.  There can be no assurance that the parties will agree to mutually acceptable terms and conditions to resolve the assertions of default, and it is uncertain as to the amount, if any, that the Company will receive from the sales proceeds its interest in the Mineral Ridge LLC after the obligation to Waterton under the Gold Stream Facility is paid in full.

As a result of these developments, our fund raising ability has been currently hampered, and we have necessarily scaled back the level of activity in the further advancement and development of our mineral property projects and the development of our business plan.

We currently have no significant operating revenues.  As further discussed above, and in the notes to our condensed consolidated financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, our general and administrative and support expenses may continue to increase over current levels as we move forward with our planned expansion and development activities.

Senior Secured Gold Stream Credit Agreement

On September 26, 2011, we entered into a Senior Secured Gold Stream Credit Agreement with Waterton, whereby Waterton agreed to advance the Company up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further our advancement of acquiring an interest in the Mina Santa Rosa property.  Subsequent to the quarterly period ended March 31, 2012, as described further below, the Gold Stream Facility was terminated by Waterton and is the subject of ongoing litigation.

The Gold Stream Facility was secured by all assets of the Company, including a pledge of our membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.  In consideration for making the Gold Stream Facility available, we paid Waterton a 2% structuring fee, with the first 1% of such fee paid in connection with the closing of first tranche of funding and the second 1% paid on the closing of the second tranche of funding.

That portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) was to be payable by the Company to Waterton in monthly payments to commence in March 2012 for a period between two and eighteen months depending on the amount borrowed.  The first tranche of funding in the amount of $1,750,000, which included repayment of a $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.

Repayments were to commence in March 2012 and, if made in cash, were to be in monthly repayment amounts of $750,000 for each of the first four tranches borrowed.  Upon borrowing tranche five, repayments would have consisted of eight monthly payments of $750,000 and ten monthly payments of $950,000.  Monthly repayment amounts were also to consist of a profit participation amount based upon the spot price of gold.

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

As discussed above, on January 24, 2012, we received a Notice of Default and Acceleration from Waterton under the Gold Stream Facility declaring the entire unpaid principal balance, plus fees, interest and costs, immediately due and payable, and subsequently we received supplemental Notices of Default as well as a Notice of Disposition of Collateral (collectively, the “Notices”).  We refuted and continue to refute each initial assertion of default and provided Waterton with a detailed response of our position in this regard.

Pursuant to the Notices, Waterton declared an event of default based on a purported default under one of our contracts with a third party, namely, the Santa Rosa Acquisition Agreement dated September 16, 2011 entered into with Silver Global to acquire an interest in the Mina Santa Rosa.  Waterton claims a default occurred as a result of nonpayment on an obligation due under this agreement.  It was our intent and expectation that the next tranche of funding under the Gold Stream Facility would have been available to satisfy the acquisition payment due Silver Global under the agreement.

We immediately notified our joint venture partner in the Santa Rosa project, Silver Global, of all such developments.  In an effort to preserve its rights, on February 6, 2012, Silver Global provided us with a notification of default on payments owed under the Santa Rosa Acquisition Agreement and on February 8, 2012 Silver Global provided a notification of termination of the Santa Rosa Acquisition Agreement.  We provided Silver Global with a response detailing that it is our belief that we are not in default based on events we believe to be beyond our reasonable control, which, pursuant to the terms of the Santa Rosa Acquisition Agreement preclude an event of default from occurring.

As of the date of this quarterly report, we had drawn on the first two tranches under the Gold Stream Facility, for an aggregate principal amount borrowed of $6,000,000, with proceeds used to make payments under the Mina Santa Rosa acquisition agreement, and according to Waterton, the aggregate amount of $9,035,321 was owed based upon the credit bid for our 30% interest in the Mineral Ridge LLC.

As disclosed below under Part II, “Item 1. Legal Proceedings,” we have filed a complaint against Waterton and Scorpio.  We intend to defend and assert any and all rights available to the full extent under applicable law; however, there can be no assurance that the parties will agree to mutually acceptable terms and conditions of any potential settlement or that the parties will otherwise resolve the matters at issue in this situation.

Other Notes Payable

As more fully described in the Notes to Condensed Consolidated Financial Statements, during the year ended December 31, 2011, we incurred additional debt in connection with the acquisition of interests in mineral properties or settlement agreements to restructure debt or other obligations related to our mineral property development activities.

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

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to the Company by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at March 31, 2012; and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to a first right of refusal of the Company to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

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

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the three months ended March 31, 2012, we used net cash of $327,638 in operating activities, compared to $1,261,363 net cash used in operating activities during the three months ended March 31, 2011.  After eliminating non-cash income and expense items, the decrease in net cash used in operating activities in first three months of the current year compared to the three months ended March 31, 2011 is primarily due a reduced net loss, partially offset by a decrease in prepaid expenses and other current assets of $56,888, and increases in accounts payable of $252,056 and accrued liabilities of $257,455.

By comparison, in the three months ended March 31, 2011, we had an increase in prepaid expenses and other current assets of $40,289 and increases in accounts payable of $29,127 and accrued liabilities of $39,898.

During the three months ended March 31, 2012 and 2011, we had net cash used in investing activities of $2,735 and $2,826, respectively, comprised of the purchase of property and equipment.

During the three months ended March 31, 2012, net cash provided by financing activities was $183,266, comprised of net proceeds from the sale of common stock of $220,000, partially offset by the payments of notes payable and long-term debt of $36,734.  During the three months ended March 31, 2011, net cash used in financing activities was $45,338, comprised of payments of notes payable and long-term debt of $23,926 and the purchase of treasury shares of $21,412.

Off-Balance Sheet Arrangements

We lease drilling equipment at a monthly payment of $14,525 through January 2013 and office space at a monthly payment of $1,600 through September 2013.  In addition, we lease other office space under short-term, month-to-month lease arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, we implemented procedures to eliminate a material weakness in our internal control over financial reporting identified during the audit of our consolidated financial statements for the year ended December 31, 2011.  We have placed emphasis on quarterly closing procedures, including timely internal review and discussion of accounting and financial reporting consequences of material contracts and agreements and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

Other than these changes, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Waterton Global Value, L.P., Scorpio Gold Corporation and Scorpio Gold (US) Corporation – On March 30, 2012, the Company filed suit in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton and Scorpio, alleging 13 separate causes of action.  The Company was seeking injunctive relief to prohibit Waterton’s proposed sale of the Company’s interest in the Mineral Ridge LLC pending a resolution of the matters alleged in the complaint.  The facts underlying the complaint against Waterton and Scorpio relate to our Credit Agreement with Waterton and our Operating Agreement with Scorpio and include in part, the facts and circumstances set forth in our Current Report on Form 8-K filed with the SEC on February 29, 2012, incorporated herein by reference, and includes various claims of breach of contract, breach of the covenants of good faith and fair dealing, conspiracy and fraudulent concealment, among other claims.  In addition to injunctive relief, we are also seeking damages. Although we hope the issues underlying the complaint can be resolved amicably by the parties in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

On April 26, 2012, the Court denied the Company's request for a preliminary injunction to stop the foreclosure and sale of the Company's 30% interest in the Mineral Ridge Gold, LLC.

On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.

The balance of the issues in the lawsuit including conversion of property, accounting, breach of the covenant of good faith, fair dealing, and others are now ready to move forward through the normal litigation process, and the Company intends to prosecute the case vigorously to obtain the full benefit of all legal rights and remedies for its shareholders.

Silver Global, S.A. – On April 4, 2012, the Company filed a request for arbitration with the International Chamber of Commerce against Silver Global, S.A. (“Silver Global”) requesting relief in the form of a declaration of rights of the parties under that certain Definitive Acquisition Agreement (“Acquisition Agreement”) and Trust Agreement, each dated as of September 16, 2011, as well as an injunction against Silver Global taking action to effect the rights, titles and interests of the Company and seeking an award of damages.  It is the Company’s position that there has been no breach of the Acquisition Agreement based on several provisions within the Acquisition Agreement excusing payment or performance based on acts not within the Company’s reasonable control, including, but not limited to, acts of third parties, including Silver Global, precluding the Company’s ability to fulfill any alleged obligation.  Although we hope the issues pertaining to the arbitration will be resolved amicably in the near term, there can be no assurance that any such resolution will occur or that it will have a favorable outcome for the Company.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In January 2012, the Company issued 1,500,000 shares of its common stock to Crestview Capital Master LLC for cash of $120,000.

In March 2012, the Company issued 2,500,000 shares of its common stock to Lincoln Park Capital Fund, LLC for cash of $100,000 and issued to this investor a five-year warrant to purchase 2,500,000 shares of the Company’s common stock.

In consideration for services rendered under a consulting agreement, the Company issued Jeffrey Dahl two-year warrants to purchase 250,000 shares of the Company’s common stock in each of January, February, and March 2012.  The warrants vest immediately upon grant.

The issuances of common stock and options and warrants to purchase common stock to these parties were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

See discussions under “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report regarding a Notice of Default and Acceleration from Waterton under our Gold Stream Facility declaring the entire unpaid principal balance, plus fees, interest and costs, immediately due and payable, and subsequently we received supplemental Notices of Default as well as a Notice of Disposition of Collateral (collectively, the “Notices”).

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

4.4	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012 (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculations*
101.DEF	XBRL Definitions*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

*Filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on January 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on March 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: May 21, 2012	By:	/s/ Thomas Klein
Name: Thomas Klein
Title: Chief Executive Officer

Date: May 21, 2012	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer