Form 10-Q
period 2012-06-30
GOLDEN PHOENIX MINERALS INC
filed 2012-08-17
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes ☐                      No ☒

As of August 17, 2012 there were 394,651,525 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED JUNE 30, 2012

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T. Controls and Procedures	32

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signature Page	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2012
	(Unaudited)	December 31, 2011
ASSETS

Current assets:
Cash	$18,852	$154,607
Prepaid expenses and other current assets	6,811	94,474
Marketable securities	531,700	515,000
Total current assets	557,363	764,081

Property and equipment, net	107,174	156,824

Other assets:
Other assets	25,000	25,000
Debt issuance costs	-	287,869
Total other assets	25,000	312,869

	$689,537	$1,233,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,053,577	$266,844
Accrued liabilities	678,521	598,351
Notes payable and current portion of long-term debt	1,860,864	1,888,067
Amounts due to related parties	119,104	115,671
Senior, secured note payable	-	6,031,686
Total current liabilities	3,712,066	8,900,619

Long-term debt	250,000	255,595

Total liabilities	3,962,066	9,156,214

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 394,651,525 and 368,034,148 shares issued and outstanding, respectively	394,652	368,034
Additional paid-in capital	57,850,406	57,386,695
Other comprehensive income (loss)	37,800	(50,000)
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(61,506,379)	(65,578,161)
Total stockholders’ deficit	(3,272,529)	(7,922,440)

	$689,537	$1,233,774

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental income	$1,100	$65,500	$25,900	$65,600

Operating costs and expenses:
Exploration and evaluation expenses	81,075	6,404,733	230,202	7,141,579
General and administrative expenses	688,214	797,567	1,317,989	1,903,420
Depreciation and amortization expense	15,678	19,201	34,946	38,298
Cost of mining operations	-	46,529	-	78,170

Total operating costs and expenses	784,967	7,268,030	1,583,137	9,161,467

Loss from operations	(783,867)	(7,202,430)	(1,557,237)	(9,095,867)

Other income (expense):
Interest and other income	435	5,060	1,286	5,388
Interest expense	(132,101)	(8,581)	(509,773)	(17,904)
Foreign currency gain (loss)	(52,099)	(1,190)	(71,967)	3,486
Gain (loss) on disposition of property and equipment	(439)	50	(439)	50
Gain on disposition of interest in LLC	6,209,912	-	6,209,912	-
Gain on extinguishment of debt	-	20,000	-	20,000

Total other income (expense)	6,025,708	15,339	5,629,019	11,020

Income (loss) from continuing operations before income taxes	5,241,841	(7,187,091)	4,071,782	(9,084,847)
Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	5,241,841	(7,187,091)	4,071,782	(9,084,847)

Income from discontinued operations – gain on sale of discontinued operations	-	192,285	-	192,285

Net income (loss)	5,241,841	(6,994,806)	4,071,782	(8,892,562)

Unrealized gain on marketable securities	83,400	-	87,800	-

Comprehensive income (loss)	$5,325,241	$(6,994,806)	$4,159,582	$(8,892,562)

Income (loss) per common share, basic and diluted:
Continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
Total	$0.01	$(0.02)	$0.01	$(0.03)

Weighted average number of shares outstanding - basic and diluted	383,736,133	310,358,155	377,555,070	292,470,329

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,071,782	$(8,892,562)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(192,285)
Depreciation and amortization expense	34,946	38,298
Amortization of debt issuance costs to interest expense	287,869	-
Issuance of warrants for services	57,829	582,841
Foreign currency (gain) loss	71,100	-
(Gain) loss on disposition of property and equipment	439	(50)
Gain on disposition of interest in LLC	(6,209,912)	-
Gain on extinguishment of debt	-	(20,000)
Stock-based compensation	-	15,067
Issuance of common stock for services	-	81,291
Issuance of common stock for exploration and evaluation expenses	-	18,500
Issuance of common stock and options in acquisition allocated to exploration and evaluation expenses	-	5,946,498
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	87,663	96,943
Increase in accounts payable	786,733	260,237
Increase in accrued liabilities	268,847	37,097

Net cash used in operating activities	(542,704)	(2,028,125)

Cash flows from investing activities:
Purchase of property and equipment	(2,735)	(4,706)
Proceeds from the disposition of property and equipment	17,000	50

Net cash provided by (used) in investing activities	14,265	(4,656)

Cash flows from financing activities:
Net proceeds from the sale of common stock	412,500	500,000
Proceeds from the issuance of warrants	20,000	-
Payments of notes payable and long-term debt	(39,816)	(34,234)
Purchase of treasury stock	-	(55,305)

Net cash provided by financing activities	392,684	410,461

Cash flows from discontinued operations – net cash provided by operating activities	-	192,285

Net decrease in cash	(135,755)	(1,430,035)
Cash, beginning of the period	154,607	1,520,318

Cash, end of the period	$18,852	$90,283

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
  Notes to Condensed Consolidated Financial Statements
June 30, 2012
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration and development company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  The Company’s current growth strategy is focused on the expansion of its operations through the development of mineral properties into joint ventures and royalty mining projects.

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

The interim financial information of the Company as of June 30, 2012 and for the three months and six months ended June 30, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2011 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $61,506,379 and a total stockholders’ deficit of $3,272,529 at June 30, 2012.  A significant portion of these deficits resulted from the Company’s accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  The Company’s only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  Currently, none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

As more fully described in these Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, the Company currently owns or recently has entered into options and agreements for the acquisition of various mineral properties.  None of these mineral properties currently have proven or probable reserves.  The Company will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that the Company will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In September 2011, the Company entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all assets of the Company, with Waterton Global Value, L.P. (“Waterton”).  On January 24, 2012, the Company received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  The Company refuted each assertion of default.  Through April 30, 2012, the Company had borrowed an aggregate principal amount of $6,000,000 from the Gold Stream Facility.  On April 30, 2012, the Company’s 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.

Subsequent to June 30, 2012, the Company entered into a Rescission and Release Agreement (the “Rescission Agreement”), as amended, with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to the Company a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to the Company for cancellation 25,000,001 shares of the Company’s common stock.  The Company is to transfer its 15% ownership interest in the JV Company to Silver Global via release of the Company’s fifteen (15) shares of JV Company common stock (the “Panama Shares”), to be released in tranches concurrent with the scheduled payments over twelve months.  The Company received the first payment from Silver Global of $350,000; however, there can be no assurance that the Company will receive the remaining payments from Silver Global as scheduled in the Rescission Agreement.  In the event of any default in payment by Silver Global, the Company will maintain any unpaid portion of the Panama Shares.

Because of the negative impact of recent disputes and litigation on the Company’s fund raising efforts, including the foreclosure and sale of its interest in the Mineral Ridge LLC and the rescission of the joint venture in Panama, capital has generally not been available to continue mineral property exploration and evaluation activities and fund operations in the current year.  There can be no assurance that the Company will be successful in its efforts to obtain financing, or that it will be successful in its efforts to continue to raise capital at favorable rates or at all.  If the Company is unable to raise sufficient capital to pay its obligations, or the Company and its joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, the Company may be forced to scale back its mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws. These factors together raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – MINERAL PROPERTIES

As of June 30, 2012, the Company held interests in or had plans to pursue the mineral property opportunities discussed below.  These exploration projects currently do not have proven or probable reserves.

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

To exercise its option for the Coyote Extension property, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, which amount was satisfied through the exercise by Mhakari of 1,700,000 out of the aggregate total 7,000,000 Company common stock purchase warrants held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of the Company’s common stock and warrants to purchase a further 1,500,000 shares of Company common stock at an exercise price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of the Company’s common stock reaches or exceeds $0.30 for a period of 65 consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at the Company’s discretion, on the Coyote Fault or Vanderbilt properties).  Further, Mhakari agreed, within two months of signing the Coyote Extension Agreement, to expend $250,000 in cash to the Company to exercise five million of its remaining warrants to acquire Company shares (the “Warrant Exercise”).  Through June 30, 2012, Mhakari had exercised 3,000,000 warrants.

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

At June 30, 2012, the Company had only partially met its obligation to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property and Mhakari had not completed the Warrant Exercise under the Coyote Extension Agreement.  The Company is in discussion with Mhakari regarding this and other matters.

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

Peru Property Interests

The Company recently executed and amended certain agreements pursuant to which the Company will acquire a 100% interest in certain gold and molybdenum properties in Peru, including: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

The Company is currently in the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer and discussing other terms and conditions with the vendor of such Peru Properties.  The Company anticipates finalizing such transfer agreements and related matters in the near term.

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

Subsequent to June 30, 2012, the Company entered into a Rescission and Release Agreement to terminate the Definitive Acquisition Agreement – see Note 18.

Exploration and evaluation expenses included in the Company’s condensed consolidated statements of operations and comprehensive loss were comprised of expenses incurred for the following exploration mineral properties opportunities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Mina Santa Rosa	$-	$-	$64,516	$-
Peru Properties	-	232,439	-	720,726
Mhakari Properties	-	-	-	50,000
Shining Tree Mining District	-	6,106,203	-	6,113,296
North Williams Township	-	-	-	39,054
Other	81,075	66,091	165,686	218,503

Total	$81,075	$6,404,733	$230,202	$7,141,579

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

In accordance with ASC Topic 820, Fair Value Measurements and Disclosure, the Company categorizes its financial assets and liabilities that it measures on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Marketable securities held at June 30, 2012 are the only financial instruments that the Company currently measures on a recurring basis.  The following table summarizes the Company’s financial assets measured on a recurring basis as of June 30, 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Securities	$531,700	$-	$-

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s consolidated statements of operations.  The foreign currency loss related to these securities was $57,900 and $71,100 for the three months and six months ended June 30, 2012.

On May 9, 2012, trading of WEX common shares was halted on the Toronto Stock Exchange due to WEX not timely filing its annual report and audited financial statements.  Unless this trading suspension is resolved by WEX and a market for the WEX common shares develops, the ability of the Company to realize the book value of its investment in WEX common shares is uncertain.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2012	December 31, 2011

Computer equipment	$23,508	$20,772
Drilling equipment	340,410	346,205
Vehicles	5,000	29,000
Support equipment	39,932	39,932
Office furniture and equipment	8,496	8,496
	417,346	444,405
Less accumulated depreciation and amortization	(310,172)	(287,581)

	$107,174	$156,824

NOTE 7 – SENIOR SECURED NOTE PAYABLE AND SALE OF INTEREST IN MINERAL RIDGE LLC

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

On January 24, 2012, the Company received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  The Company refuted each initial assertion of default.  Notwithstanding, on April 30, 2012, the Company’s 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.

Through April 30, 2012, the date of the foreclosure and sale, the Company had borrowed $6,000,000 in principal and had accrued interest expense of $209,912.  The total of these amounts, $6,209,912, has been recorded as the sales proceeds for the interest in the Mineral Ridge LLC, resulting in a gain in the same amount for the three months and six months ended June 30, 2012 since the Company had no book value recorded for its investment in the Mineral Ridge LLC.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC were matters in dispute and the subject of litigation filed by the Company against Waterton and Scorpio Gold Corporation, a participant in the Mineral Ridge Joint Venture.  On July 11, 2012, the Company announced that it, Waterton, and Scorpio Gold Corporation entered into a settlement agreement to discontinue the litigation and to fully release each other from any claims or possible claims relating to the litigation.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable and current portion of long-term debt consists of the following at:

	June 30, 2012	December 31, 2011
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	$12,002	$18,088
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	220,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000
Note payable to Silver Global, non-interest bearing, payable January 31, 2012	500,000	500,000
Other	-	3,730
Accrued interest payable	70,182	63,164

Total	2,110,864	2,143,662
Less current portion	1,860,864	1,888,067

Long-term portion	$250,000	$255,595

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

The note payable to Silver Global, SA, a Panamanian corporation (“Silver Global”), resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan the Company a portion of the funds paid by the Company to Silver Global to purchase ownership in the Mina Santa Rosa (Note 3).  Subsequent to June 30, 2012, such note payable was extinguished and is no longer an obligation of the Company as a result of the rescission of the Definitive Acquisition Agreement with Silver Global, dated September 16, 2011 (Note 18).

NOTE 9 – AMOUNTS DUE RELATED PARTIES AND SETTLEMENT AGREEMENT

Amounts due to related parties include a note due to Robert P. Martin, Chairman of the Company’s Board of Directors resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012 (not yet paid at June 30, 2012).  At June 30, 2012, amounts due related parties totaled $119,104, comprised of note principal of $115,066 and accrued interest payable of $4,038.  At December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of June 30, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

The Company also has authorized 800,000,000 shares of $0.001 par value common stock.

During the six months ended June 30, 2012, the Company issued a total of 26,617,377 shares of its common stock, including: 24,136,364 shares for cash of $412,500 ($425,000 less $12,500 in finder’s fees) and 2,481,013 shares issued upon cashless exercise of warrants recorded at par value of $2,481.

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

As of June 30, 2012, the Company had 415,392 shares of its common stock acquired in the Stock Purchase Program that were recorded as treasury shares at a cost of $49,008.

NOTE 11 – STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of June 30, 2012, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2011	40,333,333	$0.14

Granted	15,750,000	$0.04
Canceled / Expired	(2,000,000)	$0.06
Exercised	(4,000,000)	$0.03

Outstanding, vested and exercisable June 30, 2012	50,083,333	$0.12

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

In connection with the issuance of common stock for cash in April 2012, the Company issued a warrant to an investor for the purchase of 4,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

In connection with the issuance of common stock for cash in April 2012, the Company issued a warrant to an investor for the purchase of 2,500,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

In April 2012, an investor purchased a warrant for $20,000, entitling the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

During the six months ended June 30, 2012, the Company issued a consultant warrants to purchase a total of 750,000 shares of the Company’s common stock.  The warrants are exercisable for a period of two years at an exercise price of $0.125 per share.

NOTE 12 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock based compensation expense included in general and administrative expenses for the three months ended June 30, 2012 and 2011 was $0 for both periods, and $0 and $15,067 for the six months ended June 30, 2012 and 2011, respectively.  There was no stock compensation expense capitalized during the three months and six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012, the Company granted to a director stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $.0149 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.013 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	136.86%
Risk-free interest rate	0.82%
Expected life of option	5.0 years

The following table summarizes the stock option activity during the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	8,930,000	$0.11
Granted	100,000	$0.01
Exercised	-
Expired or cancelled	(1,000,000)	$0.08

Outstanding, vested and exercisable at June 30, 2012	8,030,000	$0.11	3.36	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of June 30, 2012 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2012, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	383,736,133	310,358,155	377,555,070	292,470,329
Dilutive effect of:
Stock options	-	-	-	-
Warrants	-	-	-	-
Weighted average number of common shares outstanding, assuming dilution	383,736,133	310,358,155	377,555,070	292,470,329

No stock options and warrants are included in the computation of diluted weighted average number of shares for the three months and six ended June 30, 2012 and 2011 because the effect would be anti-dilutive.  At June 30, 2012, the Company had outstanding options and warrants to purchase a total of 58,013,333 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 14 – CONSULTING AGREEMENTS

Thomas Klein

On October 4, 2010, the Company entered into a Consulting Agreement effective September 1, 2010 (the “Klein Consulting Agreement”) with Thomas Klein, whereby Mr. Klein is to provide services to the Company in his role as Chief Executive Officer (“CEO”) of the Company.  Mr. Klein was appointed as the Company’s CEO effective as of February 1, 2010.

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

Effective July 1, 2011, the Compensation Committee approved an increase in Mr. Klein’s annual compensation to $250,000 per year.  Subsequent to June 30, 2012, the Board elected not to renew the Klein Consulting Agreement.

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

NOTE 15 – LEGAL MATTERS

On January 24, 2012, the Company received a Notice of Default and Acceleration from Waterton Global Value, L.P. (previously defined as “Waterton”) under that certain Senior Secured Gold Stream Credit Agreement dated September 26, 2011 (see Note 7) between the Company and Waterton (previously defined as the “Gold Stream Facility”) declaring the entire unpaid principal balance, plus fees, interest and costs, in the alleged aggregate amount of $8,311,034, immediately due and payable, and subsequently the Company received supplemental Notices of Default as well as a Notice of Disposition of Collateral (collectively, the “Notices”).  The Company refuted each initial assertion of default.

On April 30, 2012, the Company’s 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at auction.  The Company’s interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount was claimed by Waterton as owed by the Company under the Gold Stream Facility, including penalties and interest.

Through April 30, 2012, the date of the foreclosure and sale, the Company had borrowed $6,000,000 in principal, with proceeds used to make payments under the Mina Santa Rosa acquisition agreement, and had accrued interest expense of $209,912.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC were matters in dispute and the subject of a suit filed on March 30, 2012 by the Company in the Second Judicial Court of Nevada in and for the County of Washoe, against Waterton and Scorpio.  On July 11, 2012, the Company announced that it, Waterton, and Scorpio entered into a settlement agreement to discontinue the litigation and to fully release each other from any claims or possible claims relating to the litigation.

Further, on April 4, 2012, the Company filed a request for arbitration with the International Chamber of Commerce against Silver Global, requesting relief in the form of a declaration of rights of the parties under the Santa Rosa Acquisition Agreement and Trust Agreement, each dated as of September 16, 2011, as well as an injunction against Silver Global taking action to effect the rights, titles and interests of the Company and seeking an award of damages.  It was the Company’s position that there had been no breach of the Santa Rosa Acquisition Agreement.

As further discussed in Note 18 and subsequent to June 30, 2012, the Company entered into a Rescission and Release Agreement, as amended, with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement.  Concurrent with the execution of the Rescission Agreement and the receipt of the first scheduled payment by the Company of $350,000 on August 8, 2012, the arbitration proceedings previously filed by the Company against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice.

NOTE 16 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2012 and 2011, the Company made no cash payments for income taxes.

During the six months ended June 30, 2012 and 2011, the Company made cash payments for interest of $33,226 and $2,485, respectively.

During the six months ended June 30, 2012, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and decreased other comprehensive loss by $87,800.

•	Increased common stock and decreased additional paid-in capital by $2,481.

During the six months ended June 30, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

•	Increased common stock and decreased additional paid-in capital by $1,543.

•	Increased common stock by $4,413, increased additional paid-in capital by $90,587 and decreased accrued liabilities by $95,000.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2012 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 18 – SUBSEQUENT EVENTS

Settlement Agreement

On July 10, 2012, the Company entered into a Settlement Agreement and Release of All Claims (the “Settlement”) with Waterton and Scorpio with respect to the dismissal, settlement and release of all claims surrounding the alleged default that resulted in the foreclosure and sale of the Company’s interest in the Mineral Ridge LLC and related to that certain lawsuit filed by the Company in March 2012 (Note 15). Pursuant to the terms of the Settlement, the parties agreed to discontinue the litigation and to release each other from other claims or possible claims related to the litigation. The parties agreed to enter into a Joint Stipulation for Dismissal with Prejudice, to be filed with the Second Judicial Court of the State of Nevada in and for the County of Washoe, and Waterton agreed to fully discharge any and all security interests it may have held in the properties and assets of the Company.

Private Placement

On July 12, 2012 the Company completed a private placement with an institutional investor, consisting of the issuance of six million warrants, to purchase an equivalent number of shares of the Company’s common stock in consideration for a purchase price of four hundred thousand ($400,000). Two million of the warrants will be exercisable for $0.04 per warrant share and the remaining four million warrants exercisable at $0.08 per warrant share. These warrants are exercisable for a period of five years from date of issuance, through July 12, 2017

Santa Rosa Rescission and Release Agreement

Effective July 23, 2012 and subsequently amended effective July 30, 2012, the Company entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (previously defined as “Silver Global”) and Golden Phoenix Panama, S.A. (previously defined as the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 (previously defined as the “Santa Rosa Acquisition Agreement”) to develop the Santa Rosa mining project in Panama.

In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to the Company a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to the Company for cancellation 25,000,001 shares of the Company’s common stock.  The Company is to transfer its 15% ownership interest in the JV Company to Silver Global in tranches concurrent with scheduled payments.  In the event of any default in the scheduled payments, the Company will keep the unpaid portion of the 15% interest.  Further, as part of the Rescission Agreement, all rights and obligations of the parties under the Santa Rosa Acquisition Agreement were immediately terminated, including the extinguishment of the outstanding loan for $500,000 payable to Silver Global.

Concurrent with the execution of the Rescission Agreement and the receipt of the first payment by the Company of $350,000 on August 8, 2012, the arbitration proceedings previously filed by the Company against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our growth strategies, (c) our expectations regarding property acquisitions or exploration plans, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

OVERVIEW

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) was formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  We are a mineral exploration and development company specializing in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures and royalty mining projects.

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

On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon by our senior, secured lender, Waterton Global Value, L.P. (previously defined as “Waterton”), and sold at auction.  As a result, we no longer hold an interest in the Mineral Ridge LLC.  The facts and circumstances that resulted in the foreclosure and sale of our interest in the Mineral Ridge LLC were matters in dispute and the subject of litigation filed by the Company against Waterton and Scorpio Gold Corporation, a participant in the Mineral Ridge Joint Venture.  On July 11, 2012, the Company announced that it, Waterton, and Scorpio Gold Corporation entered into a settlement agreement to discontinue the litigation and to fully release each other from any claims or possible claims relating to the litigation.

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, we recently entered into rescission and release agreements to terminate this agreement and to receive repayment of substantially all of the consideration paid in shares of our common stock and cash in consideration for the ultimate return of the 15% the Company previously earned into in the Panama joint venture entity.

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

Further, in June 2012, the Company’s Board approved the creation of an Interim Governing Board (previously defined as the “IGB”) to temporarily absorb the position of Chief Executive Officer, in an effort to divide responsibilities and roles and utilize the collective strengths and expertise among the Board.  The IGB is comprised of four members from the Golden Phoenix Board including: Donald Gunn, John Di Girolamo, Jeffrey Dahl and Thomas Klein.  Donald Gunn serves as Chair of the IGB.

GOING CONCERN UNCERTAINTY

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $61,506,379 and a total stockholders’ deficit of $3,272,529 at June 30, 2012.  A significant portion of these deficits resulted from our accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  Currently, none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

As more fully described in the Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we currently own or have entered into options and agreements for the acquisition of various mineral properties.  None of these mineral properties currently have proven or probable reserves.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of each of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In September 2011, we entered into a Gold Stream Facility, secured by substantially all assets of the Company, with Waterton.  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each assertion of default.  Through April 30, 2012, the Company had borrowed a net $6,000,000 from the Gold Stream Facility.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.

Subsequent to June 30, 2012, we entered into a Rescission Agreement, as amended, with Silver Global and Golden Phoenix Panama, S.A. (previously defined as the “JV Company”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama (the “Santa Rosa Acquisition Agreement” as previously defined).  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to the Company a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to the Company for cancellation 25,000,001 shares of the Company’s common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global in tranches concurrent with scheduled payments.  We received the first payment from Silver Global of $350,000 and returned 5% of the Company’s 15% interest in the JV Company; however, there can be no assurance that we will receive the remaining payments from Silver Global as scheduled in the Rescission Agreement.  In the event of any default in the scheduled payments, the Company will maintain any unpaid portion of its shares in the JV Company.

Because of the negative impact on our fund raising efforts of the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our mining joint venture in Panama, capital has generally not been available to continue mineral property exploration and evaluation activities and fund operations in the current year.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to pay our obligations, or we and our joint venture partners are unable to successfully complete the development of current mineral projects and obtain profitable operations and positive operating cash flows, we may be forced to scale back our mineral property acquisition and development plans or to significantly reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws. These factors together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of June 30, 2012 and December 31, 2011, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of June 30, 2012 and December 31, 2011, we had no capitalized mineral property acquisition costs.

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

At June 30, 2012 and December 31, 2011, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Debt Issuance Costs

Costs incurred with closing the Gold Stream Facility with Waterton and with subsequent loan advances are capitalized and amortized to interest expense through the maturity date of each advance or the life of the outstanding indebtedness.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the occasional rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2012 and December 31, 2011, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2012 and through the date of the filing of this report that the we believe are applicable to or would have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Sales

Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We currently have limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months ended June 30, 2012 and 2011, we had rental income of $1,100 and $65,500, respectively.  During the six months ended June 30, 2012 and 2011, we had rental income of $25,900 and $65,600, respectively.

Operating Costs and Expenses

Exploration and evaluation expenses were $81,075 and $6,404,733 for the three months ended June 30, 2012 and 2011, respectively, and $230,202 and $7,141,579 for the six months ended June 30, 2012 and 2011, respectively.  As further discussed under “LIQUIDITY AND CAPITAL RESOURCES,” sources of funding were limited during the three months and six months ended June 30, 2012.  Therefore, the level of exploration and evaluation expenses decreased significantly during this period compared to the same period in the prior year.  In addition, the year ended December 31, 2011 was an active year where we entered into several agreements to acquire interests in exploration mineral properties.  Exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Mina Santa Rosa	$-	$-	$64,516	$-
Peru Properties	-	232,439	-	720,726
Mhakari Properties	-	-	-	50,000
Shining Tree Mining District	-	6,106,203	-	6,113,296
North Williams Township	-	-	-	39,054
Other	81,075	66,091	165,686	218,503

Total	$81,075	$6,404,733	$230,202	$7,141,579

These exploration projects currently do not have proven or probable reserves.  More detailed explanations of these mineral properties are provided in Note 3 to our Condensed Consolidated Financial Statements.

General and administrative expenses were $688,214 and $797,567 for the three months ended June 30, 2012 and 2011, respectively, and $1,317,989 and $1,903,420 for the six months ended June 30, 2012 and 2011, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  As discussed above, our activity entering into agreements for the acquisition of interests in mineral properties decreased during the first two quarters of this year, resulting in a decrease in related general and administrative expenses including outside consulting fees and travel expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $15,678 and $19,201 for the three months ended June 30 2012 and 2011, respectively, and $34,946 and $38,298 for the six months ended June 30, 2012 and 2011, respectively.

We incurred no cost of mining operations during the three months and six months ended June 30, 2012.  Cost of mining operations was $46,529 and $78,170 for the three months and six months ended June 30, 2011, respectively, and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We recently closed agreements that, subject to finalization of transfer agreements and consideration, will allow us to obtain a 100% interest in this project in Peru and allow us to again commence operations as funding permits.

Other Income (Expense)

Interest and other income currently is currently not material to our consolidated financial statements, and was $435 and $5,060 for the three months ended June 30, 2012 and 2011, respectively, and $1,286 and $5,388 for the six months ended June 30, 2012 and 2011, respectively.

Interest expense was $132,101 and $8,581 for the three months ended June 30, 2012 and 2011, respectively, and $509,773 and $17,904 for the six months ended June 30, 2012 and 2011, respectively.  The increase in interest expense in the current year was due primarily to the increase in debt from our senior, secured Gold Stream Facility that we entered into in September 2011 and which was repaid in April 2012.

We reported a foreign currency loss of $52,099 and $1,190 in the three months ended June 30, 2012 and 2011, respectively, a foreign currency loss of $71,967 for the six months ended June 30, 2012 and a foreign currency gain of $3,486 for the six months ended June 30, 2011.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account, our foreign investments, and changes in foreign exchange rates.

We also reported immaterial amounts of gain (loss) on disposition of property and equipment.  For the three months and six months ended June 30, 2012, we reported a loss of $439, and for the three months and six months ended June 30, 2011, we reported a gain of $50.

For the three months and six months ended June 30, 2012, we reported a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the total principal and accrued interest payable balance of our senior, secured indebtedness that was extinguished pursuant to the foreclosure and sale of this interest in LLC in April 2012.

During the three months and six months ended June 30, 2011, we reported a gain on extinguishment of debt of $20,000.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $61,506,379 and a total stockholders’ deficit of $3,272,529 at June 30, 2012.  At June 30, 2012, we had current assets of $557,363 and current liabilities of $3,712,066, resulting in a working capital deficit of $3,154,703.  Included in current assets at June 30, 2012 were cash of $18,852 and marketable securities of $531,700.  The marketable securities are comprised of investments in the common stock of two public mining companies with limited operations and without an active market for the trading of their stock.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral from Waterton under our Gold Stream Facility, or our senior, secured note payable.  We refuted all assertions of default.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at a auction.  Our interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including penalties and interest.  We recognized a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the total principal and accrued interest payable balance of our senior, secured indebtedness that was extinguished pursuant to the foreclosure and sale of our interest in LLC.

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, we recently entered into settlement agreements to rescind this agreement and to receive repayment of a significant portion of the consideration paid in shares of our common stock and cash.  There can be no assurance that we will recover any portions of the consideration paid for our interest in the Mina Santa Rosa gold mine.

As a result of these developments, our fund raising ability has been hampered, and we have necessarily scaled back the level of activity in the further advancement and development of our mineral property projects and the development of our business plan.

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

As more fully described in the Notes to Condensed Consolidated Financial Statements, during the year ended December 31, 2011, we incurred indebtedness in connection with the acquisition of interests in mineral properties or settlement agreements to restructure debt or other obligations related to our mineral property development activities.

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

Pursuant to the Amendments, among other things, the strategic alliance provisions contemplated in the June 1, 2011 agreement were eliminated, resulting in the Company acquiring 100% interest in the mineral properties in Peru.  In addition, the obligations due to SV were restructured (subject to and including a net smelter return royalty) to include two promissory notes payable to SV: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012; and (ii) a convertible note in the amount of $413,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the Company’s common stock, at a conversion price of $0.10 per share, or 4,132,228 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012.  We expect the documents necessary to finalize the transfer of the Peru Properties and related vesting of conversion rights as well as resolutions to any remaining pending closing items to be completed in the near term.

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to the Company by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at June 30, 2012; and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to a first right of refusal of the Company to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

Silver Global.  A note payable to Silver Global with a balance of $500,000 at June 30, 2012 resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan the Company a portion of the funds paid by the Company to Silver Global to purchase ownership in the Mina Santa Rosa.  The note is non-interest bearing and matured in January 2012.  This debt was extinguished in July 2012 as part of the rescission and release agreements to terminate the acquisition of a 60% interest in the Mina Santa Rosa gold mine located in Panama.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the six months ended June 30, 2012, we used net cash of $542,704 in operating activities primarily as a result of net non-cash income of $5,757,729, partially offset by our net income of $4,071,782, a decrease in prepaid expenses and other current assets of $87,663, and increases in accounts payable of $786,733 and accrued liabilities of $268,847.

By comparison, in the six months ended June 30, 2011, we used net cash of $2,028,125, primarily as a result of our net loss of $8,892,562, partially offset by net non-cash expenses of $6,470,160, an increase in prepaid expenses and other current assets of $96,943 and increases in accounts payable of $260,237 and accrued liabilities of $37,097.

During the six months ended June 30, 2012, we had net cash proved by investing activities of $14,265, comprised of proceeds from the disposition of property and equipment of $17,000, partially offset by the purchase of property and equipment of $2,735.  During the six months ended June 30, 2011, we had net cash used in investing activities of $4,656, comprised of the purchase of property and equipment of $4,706, partially offset by proceeds from the disposition of property and equipment of $50.

During the six months ended June 30, 2012, net cash provided by financing activities was $392,684, comprised of net proceeds from the sale of common stock of $412,500 and proceeds from the issuance of warrants of $20,000, partially offset by payments of notes payable and long-term debt of $39,816.  During the six months ended June 30, 2011, net cash provided by financing activities was $410,461, comprised of net proceeds from the sale of common stock of $500,000, partially offset by payments of notes payable and long-term debt of $34,234 and the purchase of treasury stock of $55,305.

Off-Balance Sheet Arrangements

We lease drilling equipment at a monthly payment of $14,525 through January 2013 and office space at a monthly payment of $1,600 through September 2013.  In addition, we lease other office space under short-term, month-to-month lease arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

During the six months ended June 30, 2012, we implemented procedures to eliminate a material weakness in our internal control over financial reporting identified during the audit of our consolidated financial statements for the year ended December 31, 2011.  We have placed emphasis on quarterly closing procedures, including timely internal review and discussion of accounting and financial reporting consequences of material contracts and agreements and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Waterton Global Value, L.P., Scorpio Gold Corporation and Scorpio Gold (US) Corporation –

As disclosed elsewhere in this Report, on July 10, 2012, the Company entered into a Settlement Agreement and Release of All Claims (the “Settlement”) with Waterton and Scorpio with respect to the dismissal, settlement and release of all claims related to that certain lawsuit filed by the Company on March 30, 2012 in the Second Judicial Court of Nevada in and for the County of Washoe (the “Court”).  Pursuant to the terms of the Settlement, the parties agreed to discontinue the litigation and to release each other from other claims or possible claims related to the litigation.  The parties agreed to enter into a Joint Stipulation for Dismissal with Prejudice, to be filed with the Court, and Waterton agreed to fully discharge any and all security interests it may have held in the properties and assets of the Company.

Silver Global, S.A. – Effective July 23, 2012 and subsequently amended effective July 30, 2012, the Company entered into a Rescission and Release Agreement with Silver Global and the JV Company whereby the parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement.

In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to the Company a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to the Company for cancellation 25,000,001 shares of the Company’s common stock.  The Company is to transfer its 15% ownership interest in the JV Company to Silver Global in tranches upon receipt of scheduled payments.

Concurrent with the execution of the Rescission Agreement and the receipt of the first payment by the Company of $350,000 on August 8, 2012, the arbitration proceedings previously filed by the Company against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In April 2012, the Company issued 4,000,000 shares of its common stock to Michael Margolin for cash of $80,000 and issued to this investor a two-year warrant to purchase 4,000,000 shares of the Company’s common stock.

In May 2012, the Company issued 2,500,000 shares of its common stock to Lesweek Property Ltd. for cash of $50,000 and issued to this investor a two-year warrant to purchase 2,500,000 shares of the Company’s common stock.

In May 2012, the Company issued 13,636,364 shares of its common stock to Lesweek Property Ltd. for $75,000 cash.

In April 2012, Warberg Opportunistic Trading Fund LP purchased for $20,000 a two-year warrant to purchase 2,000,000 shares of the Company’s common stock.

The issuances of common stock and warrants to purchase common stock to these parties were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

See discussions under “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report regarding a Notice of Default and Acceleration from Waterton under our Gold Stream Facility declaring the entire unpaid principal balance, plus fees, interest and costs, immediately due and payable, and subsequently we received supplemental Notices of Default as well as a Notice of Disposition of Collateral.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by the Company under the Gold Stream Facility, including alleged penalties and interest.  We recognized a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the book value of the total principal and accrued interest payable balance of The Gold Stream Facility that was extinguished pursuant to the foreclosure and sale of our interest in the LLC.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

4.4	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012 (7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculations**

101.DEF	XBRL Definitions**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

* Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

GOLDEN PHOENIX MINERALS, INC.

Date: August 17, 2012	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: August 17, 2012	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer