Form 10-Q
period 2012-09-30
GOLDEN PHOENIX MINERALS INC
filed 2012-11-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 14, 2012 there were 394,651,525 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2012
	(Unaudited)	December 31, 2011
ASSETS

Current assets:
Cash	$303,054	$154,607
Prepaid expenses and other current assets	10,950	94,474
Marketable securities	302,650	515,000
Total current assets	616,654	764,081

Property and equipment, net	93,671	156,824

Other assets:
Other assets	25,000	25,000
Debt issuance costs	-	287,869
Total other assets	25,000	312,869

	$735,325	$1,233,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,062,433	$266,844
Accrued liabilities	616,946	598,351
Notes payable and current portion of long-term debt	1,361,211	1,888,067
Amounts due to related parties	120,821	115,671
Senior, secured note payable	-	6,031,686
Total current liabilities	3,161,411	8,900,619

Long-term debt	250,000	255,595

Total liabilities	3,411,411	9,156,214

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 394,651,525 and 368,034,148 shares issued and outstanding, respectively	394,652	368,034
Additional paid-in capital	58,250,406	57,386,695
Other comprehensive income (loss)	89,200	(50,000)
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(61,361,336)	(65,578,161)
Total stockholders’ deficit	(2,676,086)	(7,922,440)

	$735,325	$1,233,774

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Rental income	$7,800	$67,800	$33,700	$133,400

Operating costs and expenses:
Exploration and evaluation expenses	84,081	3,145,071	314,283	10,286,650
General and administrative expenses	326,970	1,004,330	1,644,959	2,907,750
Depreciation and amortization expense	11,769	22,229	46,715	60,527
Cost of mining operations	-	-	-	78,170

Total operating costs and expenses	422,820	4,171,630	2,005,957	13,333,097

Loss from operations	(415,020)	(4,103,830)	(1,972,257)	(13,199,697)

Other income (expense):
Interest and other income	124	4	1,410	5,392
Interest expense	(7,928)	(100,430)	(517,701)	(118,334)
Foreign currency gain (loss)	13,306	(4,149)	(58,661)	(663)
Impairment of marketable securities	(302,650)	-	(302,650)	-
Gain on disposition of property and equipment	13,516	-	13,077	50
Gain on disposition of interest in LLC	-	-	6,209,912	-
Gain on rescission of joint venture agreement	843,695	-	843,695	-
Gain on extinguishment of debt	-	10,677	-	30,677

Total other income (expense)	560,063	(93,898)	6,189,082	(82,878)

Income (loss) from continuing operations before income taxes	145,043	(4,197,728)	4,216,825	(13,282,575)
Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	145,043	(4,197,728)	4,216,825	(13,282,575)

Income from discontinued operations – gain on sale of discontinued operations	-	-	-	192,285

Net income (loss)	145,043	(4,197,728)	4,216,825	(13,090,290)

Unrealized gain on marketable securities	51,400	-	139,200	-

Comprehensive income (loss)	$196,443	$(4,197,728)	$4,356,025	$(13,090,290)

Income (loss) per common share, basic and diluted:
Continuing operations	$0.00	$(0.01)	$0.01	$(0.04)
Discontinued operations	0.00	0.00	0.00	0.00
Total	$0.00	$(0.01)	$0.01	$(0.04)

Weighted average number of shares outstanding - basic and diluted	394,236,133	327,840,504	383,156,011	304,389,948

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,216,825	$(13,090,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(192,285)
Depreciation and amortization expense	46,715	60,527
Amortization of debt issuance costs to interest expense	287,869	10,436
Foreign currency loss	48,900	-
Impairment of marketable securities	302,650	-
Gain on disposition of property and equipment	(13,077)	(50)
Gain on rescission of joint venture agreement	(500,000)	-
Gain on disposition of interest in LLC	(6,209,912)	-
Issuance of common stock for services	-	81,291
Issuance of common stock for exploration and evaluation expenses	-	1,158,500
Issuance of common stock and options in acquisition allocated to exploration and evaluation expenses	-	5,946,498
Issuance of common stock for warrants exercised for exploration and evaluation expenses	-	135,000
Issuance of warrants for services	57,829	734,870
Issuance of warrants for exploration and evaluation expenses	-	111,089
Gain on extinguishment of debt	-	(30,677)
Stock-based compensation	-	202,745
Amounts due related parties for exploration and evaluation expenses	-	1,013,222
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	83,524	64,387
Increase in accounts payable	795,589	126,008
Increase in accrued liabilities	212,499	137,955

Net cash used in operating activities	(670,589)	(3,530,774)

Cash flows from investing activities:
Purchase of property and equipment	(2,735)	(38,181)
Proceeds from the disposition of property and equipment	32,250	50

Net cash provided by (used) in investing activities	29,515	(38,131)

Cash flows from financing activities:
Net proceeds from the sale of common stock	412,500	645,000
Proceeds from the exercise of warrants	-	105,000
Proceeds from the issuance of warrants	420,000	-
Proceeds from notes payable	-	2,750,000
Payment of debt issuance costs		(312,372)
Payments of notes payable and long-term debt	(42,979)	(1,053,648)
Purchase of treasury stock	-	(79,804)

Net cash provided by financing activities	789,521	2,054,176

Cash flows from discontinued operations – net cash provided by operating activities	-	192,285

Net increase (decrease) in cash	148,447	(1,322,444)
Cash, beginning of the period	154,607	1,520,318

Cash, end of the period	$303,054	$197,874
See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

The interim financial information of the Company as of September 30, 2012 and for the three months and nine months ended September 30, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2011 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $61,361,336 and a total stockholders’ deficit of $2,676,086 at September 30, 2012.  A significant portion of these deficits resulted from the Company’s accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  The Company’s only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  Currently, none of the Company’s mineral property prospects have proven or probable reserves.  The Company will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

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

NOTE 3 – MINERAL PROPERTIES

As of September 30, 2012, the Company held interests in or had plans to pursue the mineral property opportunities discussed below.  These exploration projects currently do not have proven or probable reserves.

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

The Company received a notification from an individual claiming overlapping ownership and priority of certain claims comprising the Duff claims block and Adams Mine.  The Company is looking into the facts surrounding the potential dispute.  Although the Company does not anticipate a material change as a result of this matter, the Company may be required to revise its description of its claim holdings or expend additional funds to maintain the interest it currently believes it holds.

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

To exercise its option for the Coyote Extension property, the Company must fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, which amount was satisfied through the exercise by Mhakari of 1,700,000 out of the aggregate total 7,000,000 Company common stock purchase warrants held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of the Company’s common stock and warrants to purchase a further 1,500,000 shares of Company common stock at an exercise price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of the Company’s common stock reaches or exceeds $0.30 for a period of 65 consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, the Company shall be required to expend no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at the Company’s discretion, on the Coyote Fault or Vanderbilt properties).  Further, Mhakari agreed, within two months of signing the Coyote Extension Agreement, to expend $250,000 in cash to the Company to exercise five million of its remaining warrants to acquire Company shares (the “Warrant Exercise”).  Through September 30, 2012, Mhakari had exercised 3,000,000 warrants.

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

At September 30, 2012, the Company had only partially met its obligation to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property and Mhakari had not completed the Warrant Exercise under the Coyote Extension Agreement.  The Company is in discussion with Mhakari regarding this and other matters.

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

Peru Property Interests

During 2011, the Company executed and amended certain agreements pursuant to which the Company will acquire a 100% interest in certain gold and molybdenum properties in Peru, including: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

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

Effective July 23, 2012 and subsequently amended effective July 30, 2012, the Company entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Definitive Acquisition Agreement.

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

Concurrent with the execution of the Rescission Agreement and the receipt of the first payment by the Company of $350,000 on August 8, 2012, the arbitration proceedings previously filed by the Company against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice. As a result of the $350,000 payment from Silver Gloval and the extinguishment of the $500,000 note payable, less related bank and legal fees of $6,305, the Company recorded an $843,695 gain on rescission of the joint venture.

Subsequent to September 30, 2012, Silver Global returned to the Company the 25,000,001 shares of the Company’s common stock (Note 18).

Exploration and evaluation expenses included in the Company’s condensed consolidated statements of operations and comprehensive loss were comprised of expenses incurred for the following exploration mineral properties opportunities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Mina Santa Rosa	$-	$1,250,000	$64,516	$1,250,000
Peru Properties	-	1,373,995	-	1,894,721
Molyco	-	-	-	200,000
Mhakari Properties	-	386,089	-	436,089
Shining Tree Mining District	-	47,432	-	6,160,727
North Williams Township	-	-	-	39,055
Other	84,081	87,555	249,767	306,058

Total	$84,081	$3,145,071	$314,283	$10,286,650

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

NOTE 5 – MARKETABLE SECURITIES

The Company’s marketable securities consist of 1,250,000 shares of American Mining Corporation common stock (“AMC”) and the 3,000,000 shares of Win-Eldrich Mines Ltd (“WEX”) common stock received in the settlement of a promissory note in October 2011.  The marketable securities are stated at market value, with market value based on market quotes.  The Company has classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in the Company’s condensed consolidated balance sheet.

On May 9, 2012, trading of WEX common shares was halted on the Toronto Stock Exchange due to WEX not timely filing its annual report and audited financial statements.  Unless this trading suspension is resolved by WEX and a market for the WEX common shares develops, the ability of the Company to realize the book value of its investment in WEX common shares is uncertain.

After considering several factors, including the nature of the operations of AMC and WEX, the trading volume of the shares and the number of shares held by the Company, we have concluded that an impairment loss for the marketable securities should be recorded for the quarter ended September 30, 2012, and that the impairment loss is other-than-temporary.  Therefore, we have recorded an impairment loss for the marketable securities of $302,650 for the quarter ended September 30, 2012.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosure, the Company categorizes its financial assets and liabilities that it measures on a recurring basis into a three-level fair value hierarchy as defined in the standard.  Marketable securities held at September 30, 2012 are the only financial instruments that the Company currently measures on a recurring basis.  The following table summarizes the Company’s financial assets measured on a recurring basis as of September 30, 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Securities	$302,650	$-	$-

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between the Company’s functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in the Company’s consolidated statements of operations.  The foreign currency gain related to these securities was $22,200 for the three months ended September 30, 2012 and the foreign currency loss related to these securities was $48,900 for the nine months ended September 30, 2012.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2012	December 31, 2011

Computer equipment	$23,508	$20,772
Drilling equipment	244,805	346,205
Vehicles	5,000	29,000
Support equipment	39,932	39,932
Office furniture and equipment	7,459	8,496
	320,704	444,405
Less accumulated depreciation and amortization	(227,033)	(287,581)

	$93,671	$156,824

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

Through April 30, 2012, the date of the foreclosure and sale, the Company had borrowed $6,000,000 in principal and had accrued interest expense of $209,912.  The total of these amounts, $6,209,912, has been recorded as the sales proceeds for the interest in the Mineral Ridge LLC, resulting in a gain in the same amount recorded in the nine months ended September 30, 2012 since the Company had no book value recorded for its investment in the Mineral Ridge LLC.

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

NOTE 8 – NOTES PAYABLE

The Company’s notes payable and current portion of long-term debt consists of the following at:

	September 30, 2012	December 31, 2011
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	$8,839	$18,088
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	220,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000
Note payable to Silver Global, non-interest bearing, payable January 31, 2012	-	500,000
Other	-	3,730
Accrued interest payable	73,692	63,164

Total	1,611,211	2,143,662
Less current portion	1,361,211	1,888,067

Long-term portion	$250,000	$255,595

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

The note payable to Silver Global, SA, a Panamanian corporation (“Silver Global”), resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan the Company a portion of the funds paid by the Company to Silver Global to purchase ownership in the Mina Santa Rosa (Note 3).  Such note payable was subsequently extinguished and is no longer an obligation of the Company as a result of the rescission of the Definitive Acquisition Agreement with Silver Global.

NOTE 9 – AMOUNTS DUE RELATED PARTIES AND SETTLEMENT AGREEMENT

Amounts due to related parties include a note due to Robert P. Martin, Chairman of the Company’s Board of Directors resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012 (not yet paid at September 30, 2012).  At September 30, 2012, amounts due related parties totaled $120,821, comprised of note principal of $115,066 and accrued interest payable of $5,755.  At December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company authorized 50,000,000 shares of no par value, non-voting convertible preferred stock.  In 1997, the Company’s Board of Directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  The Company did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of September 30, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

The Company also has authorized 800,000,000 shares of $0.001 par value common stock.

During the nine months ended September 30, 2012, the Company issued a total of 26,617,377 shares of its common stock, including: 24,136,364 shares for cash of $412,500 ($425,000 less $12,500 in finder’s fees) and 2,481,013 shares issued upon cashless exercise of warrants recorded at par value of $2,481.

On July 10, 2012, concurrently with the execution of the settlement agreement with Waterton Global Value, LP. described in Note 15, the Company completed a private placement with an institutional investor, consisting of the issuance of six million warrants, to purchase an equivalent number of shares of the Company’s common stock in consideration for a purchase price of $400,000.  Two million of the warrants will be exercisable for $0.04 per warrant share and the remaining four million warrants exercisable at $0.08 per warrant share.  These warrants are exercisable for a period of five years from date of issuance, through July 10, 2017.

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

As of September 30, 2012, the Company had 415,392 shares of its common stock acquired in the Stock Purchase Program that were recorded as treasury shares at a cost of $49,008.

NOTE 11 – STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of September 30, 2012, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2011	40,333,333	$0.14

Granted	21,750,000	$0.05
Canceled / Expired	(2,000,000)	$0.06
Exercised	(4,000,000)	$0.03

Outstanding, vested and exercisable September 30, 2012	56,083,333	$0.11

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

During the nine months ended September 30, 2012, the Company issued a consultant warrants to purchase a total of 750,000 shares of the Company’s common stock.  The warrants are exercisable for a period of two years at an exercise price of $0.125 per share.

In a private placement in July 2012, an investor purchased two five-year warrants for $400,000, entitling the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share and 4,000,000 shares of common stock at an exercise price of $0.08 per share.

NOTE 12 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2012 and 2011 was $0 and $187,677, respectively, and $0 and $202,745 for the nine months ended September 30, 2012 and 2011, respectively.  There was no stock compensation expense capitalized during the three months and nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, the Company granted to a director stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $.0149 per share.  The Company estimated the weighted average grant-date fair value of these options at $0.013 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	136.86%
Risk-free interest rate	.82%
Expected life of option	5.0 years

The following table summarizes the stock option activity during the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	8,930,000	$0.11
Granted	100,000	$0.01
Exercised	-
Expired or cancelled	(1,180,000)	$0.11

Outstanding, vested and exercisable at September 30, 2012	7,850,000	$0.11	3.20	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.01 as of September 30, 2012 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2012, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	394,236,133	327,840,504	383,156,011	304,389,948
Dilutive effect of:
Stock options	-	-	-	-
Warrants	-	-	-	-
Weighted average number of common
shares outstanding, assuming dilution	394,236,133	327,840,504	383,156,011	304,389,948

No stock options and warrants are included in the computation of diluted weighted average number of shares for the three months and nine months ended September 30, 2012 and 2011 because the effect would be anti-dilutive.  At September 30, 2012, the Company had outstanding options and warrants to purchase a total of 63,933,333 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

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

Effective July 1, 2011, the Compensation Committee approved an increase in Mr. Klein’s annual compensation to $250,000 per year.  During the quarter ended September 30, 2012, the Board elected not to renew the Klein Consulting Agreement.

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

As further discussed in Note 3, in July 2012, the Company entered into a Rescission and Release Agreement, as amended, with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement.  Concurrent with the execution of the Rescission Agreement and the receipt of the first scheduled payment by the Company of $350,000 on August 8, 2012, the arbitration proceedings previously filed by the Company against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice.

NOTE 16 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2012 and 2011, the Company made no cash payments for income taxes.

During the nine months ended September 30, 2012 and 2011, the Company made cash payments for interest of $35,928 and $3,388, respectively.

During the nine months ended September 30, 2012, the Company had the following non-cash financing and investing activities:

•	Increased marketable securities and increased other comprehensive income by $139,200.

•	Increased common stock and decreased additional paid-in capital by $2,481.

During the nine months ended September 30, 2011, the Company had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and decreased amounts due related parties by $187,227.

•	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227.

•	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850.

•	Increased common stock and decreased additional paid-in capital by $2,943.

•	Increased common stock by $4,413, increased additional paid-in capital by $90,587 and decreased accrued liabilities by $95,000.

•	Decreased common stock by $500, decreased additional paid-in capital by $79,806 and decreased treasury stock by $80,306.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2012 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 18 – SUBSEQUENT EVENTS

Santa Rosa Rescission and Release Agreement

In October 2012, Santa Rosa returned to the Company the 25,000,001 shares of the Company’s common stock pursuant to the Santa Rosa Rescission and Release Agreement (Note 3).  It is the intent of the Company to cancel these outstanding common shares.

Sale of Drill Rig

In October 2012, the Company sold its drill rig in anticipation of its expectation to utilize contract drilling services to advance its portfolio of mining properties in the U.S. and abroad.

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

We own the Northern Champion molybdenum property in Ontario, Canada, and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  We also own the Adams Mine and Duff Claim Block near Denio, Nevada; however, we are looking into a potential ownership dispute as further described in Note 3 to our accompanying condensed consolidated financial statements. We have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project and the Coyote Fault Gold and Silver Project, both located adjacent to the Mineral Ridge property near Silver Peak, Nevada; an 80% interest in claims that are an extension to the Coyote Fault property (referred to as the “Coyote Extension”); and a 100% interest in five gold and molybdenum properties in Peru.

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

GOING CONCERN UNCERTAINTY

The consolidated financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has a history of operating losses since its inception in 1997, and has an accumulated deficit of $61,361,336 and a total stockholders’ deficit of $2,676,086 at September 30, 2012.  A significant portion of these deficits resulted from our accounting policy of expensing exploration mineral property acquisition costs, including costs expended to acquire interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  Currently, none of our mineral property prospects have proven or probable reserves.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

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

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission Agreement, with Silver Global and Golden Phoenix Panama, S.A. (previously defined as the “JV Company”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama (the “Santa Rosa Acquisition Agreement” as previously defined).  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to the Company a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to the Company for cancellation 25,000,001 shares of the Company’s common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global in tranches concurrent with scheduled payments.  We received the first payment from Silver Global of $350,000 and returned 5% of the Company’s 15% interest in the JV Company; however, there can be no assurance that we will receive the remaining payments from Silver Global as scheduled in the Rescission Agreement.  In the event of any default in the scheduled payments, the Company will maintain any unpaid portion of its shares in the JV Company.  We received the 25,000,001 shares of our common stock from Silver Global in October 2012.

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

Marketable Securities

Marketable securities consist of investments in common stock of two publicly held mining companies.  The marketable securities are stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.  Realized gains and losses resulting from the sale or disposition of marketable securities are reflected in net income or loss for the period.  Estimated impairment losses that are determined to be other-than-temporary are included in net income or loss for the period.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from 3 to 7 years.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of September 30, 2012 and December 31, 2011, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of September 30, 2012 and December 31, 2011, we had no capitalized mineral property acquisition costs.

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

At September 30, 2012 and December 31, 2011, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2012 and December 31, 2011, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2012 and through the date of the filing of this report that the we believe are applicable to or would have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Sales

Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We have had limited operations in our drilling services division, pending additional funding and project opportunities.  During the three months ended September 30, 2012 and 2011, we had rental income of $7,800 and $67,800, respectively.  During the nine months ended September 30, 2012 and 2011, we had rental income of $33,700 and $133,400, respectively.

Operating Costs and Expenses

Exploration and evaluation expenses were $84,081 and $3,145,071 for the three months ended September 30, 2012 and 2011, respectively, and $314,283 and $10,286,650 for the nine months ended September 30, 2012 and 2011, respectively.  As further discussed under “LIQUIDITY AND CAPITAL RESOURCES,” sources of funding were limited during the three months and nine months ended September 30, 2012.  Therefore, the level of exploration and evaluation expenses decreased significantly during this period compared to the same period in the prior year.  In addition, the year ended December 31, 2011 was an active year where we entered into several agreements to acquire interests in exploration mineral properties.

Exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Mina Santa Rosa	$-	$1,250,000	$64,516	$1,250,000
Peru Properties	-	1,373,995	-	1,894,721
Molyco	-	-	-	200,000
Mhakari Properties	-	386,089	-	436,089
Shining Tree Mining District	-	47,432	-	6,160,727
North Williams Township	-	-	-	39,055
Other	84,081	87,555	249,767	306,058

Total	$84,081	$3,145,071	$314,283	$10,286,650

These exploration projects currently do not have proven or probable reserves.  More detailed explanations of these mineral properties are provided in Note 3 to our Condensed Consolidated Financial Statements.

General and administrative expenses were $326,970 and $1,004,330 for the three months ended September 30, 2012 and 2011, respectively, and $1,644,959 and $2,907,750 for the nine months ended September 30, 2012 and 2011, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  As discussed above, our activity entering into agreements for the acquisition of interests in mineral properties decreased during the first three quarters of this year, resulting in a decrease in related general and administrative expenses including outside consulting fees and travel expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $11,769 and $22,229 for the three months ended September 30 2012 and 2011, respectively, and $46,715 and $60,527 for the nine months ended September 30, 2012 and 2011, respectively.

We incurred no cost of mining operations during the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012.  Cost of mining operations was $78,170 for the nine months ended September 30, 2011, and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile.  We recently closed agreements that, subject to finalization of transfer agreements and consideration, will allow us to obtain a 100% interest in this project in Peru and allow us to again commence operations as funding permits.

Other Income (Expense)

Interest and other income currently is currently not material to our consolidated financial statements, and was $124 and $4 for the three months ended September 30, 2012 and 2011, respectively, and $1,410 and $5,392 for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense was $7,928 and $100,430 for the three months ended September 30, 2012 and 2011, respectively, and $517,701 and $118,334 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in interest expense on a year-to-date basis in the current year was due primarily to the increase in debt from our senior, secured Gold Stream Facility that we entered into in September 2011 and which was repaid in April 2012.  Because of this repayment, our interest expense for the quarter ended September 30, 2012 decreased from our interest expense for the quarter ended September 30, 2011.

We reported a foreign currency gain of $13,306 in the three months ended September 30, 2012 and a foreign currency loss of $4,149 in the three months ended September 30, 2011, and a foreign currency loss of $58,661 and $663 in the nine months ended September 30, 2012 and 2011, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account, our foreign investments, and changes in foreign exchange rates.

We also reported immaterial amounts of gain on disposition of property and equipment.  For the three months ended September 30, 2012, we reported a gain of $13,516, and reported gains of $13,077 and $50 for the nine months ended September 30, 2012 and 2011, respectively.

We estimated an impairment loss on our marketable securities of $302,650 that we determined was other-than-temporary, and reported this loss for the three months and nine months ended September 30, 2012.

For the nine months ended September 30, 2012, we reported a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the total principal and accrued interest payable balance of our senior, secured indebtedness that was extinguished pursuant to the foreclosure and sale of this interest in LLC in April 2012.

In July 2012, we entered into a Rescission and Release Agreement, as amended, with Silver Global and the JV Company whereby the parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement.  We reported a gain on rescission of joint venture agreement of $843,695 in the three months and nine months ended September 30, 2012, comprised of the first scheduled payment by the Company of $350,000, net of certain fees, and the extinguishment of the outstanding loan for $500,000 payable to Silver Global.

We reported a gain on extinguishment of debt of $10,677 during the three months ended September 30, 2011 and of $30,677 during the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $61,361,336 and a total stockholders’ deficit of $2,676,086 at September 30, 2012.  At September 30, 2012, we had current assets of $616,654 and current liabilities of $3,161,411, resulting in a working capital deficit of $2,544,757.  Included in current assets at September 30, 2012 were cash of $303,054 and marketable securities of $302,650.  The marketable securities are comprised of investments in the common stock of two public mining companies with limited operations and without an active market for the trading of their stock.

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

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, we recently entered into settlement agreements to rescind this agreement and to receive a total of $4,100,000 in scheduled payments over 12 months, subject to a discount of $750,000 as consideration for timely payments and return to us for cancellation 25,000,001 shares of our common stock.  We received the first cash payment of $350,000 and the shares of our common stock.  There can be no assurance that we will receive further cash payments pursuant to this agreement.

As a result of these developments, our fund raising ability has been hampered, and we have necessarily scaled back the level of activity in the further advancement and development of our mineral property projects and the development of our business plan.  Currently, we are largely dependent on the receipt of further cash payments from the rescission agreement to fund our operations.

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

In July 2012, concurrently with the execution of the settlement agreement with Waterton, we completed a private placement with an institutional investor, consisting of the issuance of six million warrants, to purchase an equivalent number of shares of the Company’s common stock in consideration for a purchase price of $400,000.  Two million of the warrants will be exercisable for $0.04 per warrant share and the remaining four million warrants exercisable at $0.08 per warrant share.  These warrants are exercisable for a period of five years from date of issuance, through July 10, 2017.

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

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to the Company by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at September 30, 2012); and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to a first right of refusal of the Company to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the nine months ended September 30, 2012, we used net cash of $670,589 in operating activities primarily as a result of net non-cash expenses of $5,979,026, partially offset by our net income of $4,216,825, a decrease in prepaid expenses and other current assets of $83,524, and increases in accounts payable of $795,589 and accrued liabilities of $212,499.

By comparison, in the nine months ended September 30, 2011, we used net cash of $3,530,774, primarily as a result of our net loss of $13,090,290, partially offset by net non-cash expenses of $9,231,166, an increase in prepaid expenses and other current assets of $64,387 and increases in accounts payable of $126,008 and accrued liabilities of $137,955.

During the nine months ended September 30, 2012, we had net cash proved by investing activities of $29,515, comprised of proceeds from the disposition of property and equipment of $32,250, partially offset by the purchase of property and equipment of $2,735.  During the nine months ended September 30, 2011, we had net cash used in investing activities of $38,131, comprised of the purchase of property and equipment of $38,181, partially offset by proceeds from the disposition of property and equipment of $50.

During the nine months ended September 30, 2012, net cash provided by financing activities was $789,521, comprised of net proceeds from the sale of common stock of $412,500 and proceeds from the issuance of warrants of $420,000, partially offset by payments of notes payable and long-term debt of $42,979.  During the nine months ended September 30, 2011, net cash provided by financing activities was $2,054,176, comprised of net proceeds from the sale of common stock of $645,000, proceeds from the exercise of warrants of $105,000 and proceeds from notes payable of $2,750,000, partially offset by payment of debt issuance costs of $312,372, payments of notes payable and long-term debt of $1,053,648 and the purchase of treasury stock of $79,804.

Off-Balance Sheet Arrangements

We lease drilling equipment at a monthly payment of $14,525 through January 2013 and office space at a monthly payment of $1,600 through September 2013.  In addition, we lease other office space under short-term, month-to-month lease arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

During the nine months ended September 30, 2012, we implemented procedures to eliminate a material weakness in our internal control over financial reporting identified during the audit of our consolidated financial statements for the year ended December 31, 2011.  We have placed emphasis on quarterly closing procedures, including timely internal review and discussion of accounting and financial reporting consequences of material contracts and agreements and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2012, the Company received the 25,000,001 shares of its common stock.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 10, 2012, concurrently with the execution of the settlement agreement with Waterton, the Company completed a private placement with an institutional investor, consisting of the issuance of six million warrants, to purchase an equivalent number of shares of the Company’s common stock in consideration for a purchase price of $400,000.  Two million of the warrants will be exercisable for $0.04 per warrant share and the remaining four million warrants exercisable at $0.08 per warrant share.  These warrants are exercisable for a period of five years from date of issuance, through July 10, 2017.

The issuances of the warrants to purchase common stock to were conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended September 30, 2012.

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

*Filed herewith.
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

GOLDEN PHOENIX MINERALS, INC.

Date: November 14, 2012	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: November 14, 2012	By:	/s/ J. Roland Vetter
Name: J. Roland Vetter
Title: Chief Financial Officer