Form 10-K
period 2012-12-31
GOLDEN PHOENIX MINERALS INC
filed 2013-04-15
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction	(I.R.S. Employer Identification
of Incorporation or Organization)	No.)

7770 Duneville Street, Suite # 9, Las Vegas, Nevada	89139
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was $6,814,668.

The number of shares of registrant’s common stock outstanding as of April 15, 2013 was 375,851,524.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this Annual Report.

  TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35
ITEM 11.	EXECUTIVE COMPENSATION	35
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	35
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	35
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	35

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	36
	SIGNATURES	37

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “hope,” “intend,” “could,” “might,” “plan,” “predict” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

PART I

ITEM 1.  BUSINESS

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our,” and “the Company” refer to Golden Phoenix Minerals, Inc., a Nevada corporation.

Going Concern Qualification and Financial Status

The Report of Independent Registered Accounting Firm on our 2012 audited consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $61,901,365 and a total stockholders’ deficit of $3,324,009 at December 31, 2012.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past two years has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.  We will require additional capital to fund its operations and to pursue mineral property development opportunities with its existing properties and other prospects.

As more fully described in these Notes to Consolidated Financial Statements and elsewhere in this annual report, we currently own or have entered into options and agreements for the acquisition of certain mineral properties.  None of these mineral properties currently have proven or probable reserves.  We will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In September 2011, we entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all our assets, with Waterton Global Value, L.P. (“Waterton”).  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each assertion of default.  Through April 30, 2012, we had borrowed an aggregate principal amount of $6,000,000 from the Gold Stream Facility.  On April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock, to be released in tranches concurrent with the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.  In the event of default in payment by Silver Global, we will maintain any unpaid portion of the JV Company common stock.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of the joint venture in Panama, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  As a result, we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we do not receive further payments from Silver Global, and if we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corporate History; Recent Events

We are a mineral exploration, development and production company, formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada as of May 30, 2008.

Our business includes acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into royalty mining projects.

We have embarked upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  As funding allows, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

Our mineral properties currently include: the Adams Mine and Duff Claim Block near Denio, Nevada; the Northern Champion molybdenum property in Ontario, Canada; and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  As more fully described in the Notes to Consolidated Financial Statements and elsewhere in this annual report, we have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the Mineral Ridge property near Silver Peak, Nevada (the “Mhakari Properties”); a 100% interest in five gold and molybdenum properties in Peru; a 15% interest in the Mina Santa Rosa gold mine located in Panama; and an option to acquire a 100% undivided interest in 61 unpatented mining claims in North Williams Township in Ontario, Canada.

As previously discussed, because of lack of funding we were unable to significantly advance the exploration and evaluation activities on our mineral properties during the year ended December 31, 2012.  Our mining properties and interests are discussed in further detail under “Item 2. Properties” below.

Some of our more significant recent events, including events subsequent to December 31, 2012, are summarized as follows:

Sale of Interest in Mineral Ridge LLC

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton Global Value, L.P. (“Waterton”) under our senior, secured gold stream debt facility entered into in September 2011 with Waterton.  We refuted each assertion of default.  Through April 30, 2012, we had borrowed an aggregate principal amount of $6,000,000 from the gold stream debt facility.  On April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.

Rescission and Release Agreement

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock in tranches concurrent with our receipt of the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock were returned to us in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.  In the event of default in payment by Silver Global, we will maintain any unpaid portion of the JV Company common stock.

Concurrent with the execution of the Rescission Agreement and our receipt of the first scheduled payment of $350,000 in August 2012, the arbitration proceedings previously filed by us against Silver Global and pending before the International Chamber of Commerce were dismissed without prejudice.

Amended and Restated Option Agreement for Mhakari Properties

After discussions in 2012, on February 26, 2013, we entered into an Amended and Restated Option Agreement with respect to the Mhakari Properties with Mhakari Gold (Nevada), Inc. (“Mhakari”), which terminated all rights and obligations under the prior agreements with Mhakari and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement and $5,500 within 60 days thereafter; $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.

Equity payments: 8,000,000 shares of our common stock upon the execution of the agreement; an additional 7,000,000 shares of our common stock on the 4 month anniversary of the agreement; and an additional 5,000,000 shares of our common stock on the 12 month anniversary of the agreement.

Work commitment:  $500,000 in exploration and development expenditures on the Mhakari Properties within 18 months of the date of the agreement; an additional $500,000 in exploration and development expenditures between 18 months and 30 months from the date of the agreement; with no less than $2,000,000 in exploration and development expenditures in the aggregate within 48 months from the date of the agreement.  Inclusive in this work commitment, we are to earmark no less than $10,000 per contract year for 4 years to enhancing safety on the Mhakari Properties.

Upon satisfying the consideration payable under the agreement, we shall receive an 80% undivided interest in the Mhakari Properties and the parties shall enter into a joint venture to further develop the Mhakari Properties, with us retaining an 80% interest in the joint venture.  In the event that we fail to satisfy the entire purchase price by completing all cash, equity and work commitment payments within the required time frames, the agreement will be deemed to have been terminated and all payments made to date will be forfeited to Mhakari with no interest earned by us in the Mhakari Properties.

Management Changes

Jeffrey Dahl was appointed to our Board of Directors in April 2012.  Mr. Dahl has extensive experience in counseling and directing corporate mergers, acquisitions, restructurings, leveraged buyouts, raising capital, and investing.  His client base includes corporations, financial institutions, financial sponsors, family offices, insurance/pension funds, sovereign wealth funds, hedge funds, and private equity groups.

In June 2012, we formed an Interim Governing Board (“IGB”) to develop legal strategy and establish the next steps for developing our portfolio of mining projects.  The IGB utilizes the collective strengths of our Board of Directors and management team and is currently comprised of three members, Donald Gunn, John Di Girolamo, and Jeffrey Dahl.  Donald Gunn serves as Chair of the IGB, which has temporarily absorbed the position of Chief Executive Officer.  Thomas Klein stepped down as Chief Executive Officer upon creation of the IGB.

On December 16, 2012, J. Roland Vetter resigned as our Chief Financial Officer, and on January 15, 2013, Mr. Vetter resigned as a member of our Board of Directors.  On January 15, 2013, our Board of Directors appointed Dennis P. Gauger as our Chief Financial Officer and Corporate Secretary.

Robert Martin announced his resignation from our Board of Directors, effective March 4, 2013.  The Board has elected Donald Gunn to replace Mr. Martin as Chairman.

Our corporate directors and officers have prior management experience with large and small mining companies.  We believe that we have created the basis for a competitive mineral exploration, development and operational company through assembling a group of individuals with experience in target generation, ore discovery, resource evaluation, mine development and mine operations.

As funding permits, we intend to continue to strategically acquire, explore and develop mineral properties.  We plan to provide joint venture opportunities for mining companies to conduct exploration or development on mineral properties we own or control.  We, together with any future joint venture partners, intend to explore and develop selected properties to a stage of proven and probable reserves, at which time we would then decide whether to sell our interest in a property or take the property into production alone or with our future partner(s).  By joint venturing our properties, we may be able to reduce our costs for further work on those properties, while continuing to maintain and acquire interests in a portfolio of gold and base strategic metals properties in various stages of mineral exploration and development.  We expect that this corporate strategy will minimize the financial risk that we would incur by assuming all the exploration costs associated with developing any one property, while maximizing the potential for success and growth.

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

Our planned exploration activities at the Vanderbilt and Coyote Fault properties do not require permits or bonding, but will be necessary for proposed future work programs.

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

Employees

As of the date of this filing, we currently employ one full-time employee.  We have contracts with various independent contractors and consultants to fulfill additional needs, including management, accounting, investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as funding permits and as we bring new projects on line.

Corporate Office

Currently, our principal executive office consists of 1,200 square feet located at 7770 Duneville Street, Suite 11, Las Vegas, Nevada 89139, via a lease due to expire in September 2013.

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

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

We Have Incurred Significant Losses Since our Inception in 1997 And May Never Be Profitable.

We have yet to establish any history of profitable operations. At December 31, 2012 we had an accumulated deficit of $61,901,365.  We reported net income of $3,676,796 for the year ended December 31, 2012; however, the net income resulted primarily from the non-cash gain of $6,209,912 on our disposition of our interest in the Mineral Ridge LLC.  We incurred a net loss of $20,718,734 for the year ended December 31, 2011.  Our revenues have not been sufficient to sustain our operations.  Our only source of operating revenues for the past two years has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.  Our profitability will require the successful commercialization of our mineral interests.

We may not be able to successfully commercialize our mineral interests or ever become profitable.

We Have Limited Cash and Current Liabilities That Significantly Exceed Our Current Assets.

At December 31, 2012, we had current assets of $297,458 and current liabilities of $3,693,851, resulting in a working capital deficit of $3,396,393.  Included in current assets at December 31, 2011 were cash and cash equivalents totaling $287,704.  We currently have no significant operating revenues, and as of December 31, 2012, our cash and cash equivalents were not sufficient to fund our operating needs for the next twelve months.  As a result, we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we do not receive further payments from Silver Global, and if we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

We Currently Are Dependent on the Receipt of Repayments from Silver Global and There Can Be No Assurance That Such Payments Will Be Received.

In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock in tranches concurrent with our receipt of the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock were returned to us in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  Our ability to meet our current obligations is dependent on the receipt of payments from Silver Global and there can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.

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

The Report of Independent Registered Accounting Firm on our 2012 audited consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $61,901,365 and a total stockholders’ deficit of $3,324,009 at December 31, 2012.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past two years has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

Fluctuating Gold and Silver Prices Could Negatively Impact our Business Plan.

The potential for profitability of gold and silver mining operations at our joint ventured properties and properties that we are actively exploring with an option to acquire, is directly related to the market prices of gold and silver.  The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold or silver at any time during future exploration, development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has progressively increased from $872 per ounce to $1,669 per ounce, as shown in the table below:

2008	2009	2010	2011	2012
$872	$972	$1,224	$1,572	$1,669

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

Under the terms of our Amended and Restated Option Agreement Mhakari Gold (Nevada), Inc., we are required to meet certain obligations in order to attain an 80% interest in the Vanderbilt, Coyote Fault and Coyote Extension properties.  If we fail to make the required cash and equity payments and make the minimum exploration and development expenditures in a timely manner or to perform our other obligations as required under the agreement, we are at risk that the option could be forfeited and the acquisition of the respective 80% interests not attained.

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

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to fulfill our outstanding obligations under our option and acquisition agreements to acquire property interests, repay outstanding debt obligations, bring our existing mining properties into production, and meet ongoing operating expenses.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we will be required to depend on external financing to satisfy our operating and capital needs.  We will need new or additional financing in the future to conduct our operations or expand our business.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

Many states, including the State of Nevada (where our interests in the Duff Claims Block, Vanderbilt and Coyote Fault properties are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.  Although we believe that we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

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

For example, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262), if enacted, would have several negative impacts on us, including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that existed prior to the passage of this act; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern, areas included in the National Wild and Scenic Rivers System, and any area included in maps made for the Forest Service Roadless Area Conservation Final Environmental Impact Statement.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Several factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, the price of gold, silver and other precious metals, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  The range of the high and low bid prices of our common stock over the last three years has been between $0.22 and $0.01.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Mining Properties And Projects

Our mineral properties currently include: the Adams Mine and Duff Claim Block near Denio, Nevada; the Northern Champion molybdenum property in Ontario, Canada; and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  As more fully described in the Notes to Consolidated Financial Statements, we have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the Mineral Ridge property near Silver Peak, Nevada; a 100% interest in five gold and molybdenum properties in Peru; a 15% interest in the Mina Santa Rosa gold mine located in Panama; and an option to acquire a 100% undivided interest in 61 unpatented mining claims in North Williams Township in Ontario, Canada.

Figures 1 through 4 below display our mining property interests.

Figure 1. Map showing the locations of the Nevada properties discussed in this Annual Report.  Our Duff claims block is located adjacent to the Ashdown Mine, which we sold our interest in on May 13, 2009.  We have an option to acquire an 80% interest in the Vanderbilt, Coyote Fault and Coyote Fault Extension projects, subject to our making certain cash and equity payments and completion of certain exploration and development funding obligations as discussed herein.

Figure 2. Map showing the Northern Champion property located within the Province of Ontario, Canada, as well as the four mining properties in the Shining Tree District of Ontario.

Figure 3.  Map showing the Porvenir stockpile, Porvenir Moly Exploration property and Alicia Gold Exploration in the South and the Group of the 8 and Tornitos properties in the North. We are completing final documentation and engaged in discussions necessary to complete the transfer of a 100% interest in these properties, subject to certain retained royalties, as discussed herein.

Figure 4.  Map showing the Mina Santa Rosa project, located in Canazas, Panama.  We currently hold a 15% interest in the Santa Rosa property via our 15% ownership in Golden Phoenix Panama, S.A., the joint venture entity formed to own and operate the concessions constituting the Santa Rosa mine.  Pursuant to a Rescission Agreement, Silver Global is to return certain cash payments to us in exchange for our transfer to Silver Global of our 15% interest.  In the event of default in payment by Silver Global, we will maintain any unpaid portion of the 15% ownership, which we can either hold or sell to a third party.

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

We received a notification from an individual claiming overlapping ownership and priority of certain claims comprising the Duff claims block and Adams Mine.  We are looking into the facts surrounding the potential dispute.  Although we do not anticipate a material change as a result of this matter, we may be required to revise our description of our claim holdings or expend additional funds to maintain the interest we currently believe we hold.

For financial reporting purposes, we have no historical cost basis in the Duff claims block; therefore, no amounts related to this mineral property are included in the accompanying consolidated financial statements.

Vanderbilt, Coyote Fault and Coyote Fault Extension Properties, Esmeralda County, Nevada (“Mhakari Properties)

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

Coyote Fault/Coyote Fault Extension

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

In July of 2010, we entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provided us the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada.  Subsequently, in July 2011, we entered into an Option Agreement with Mhakari to acquire an 80% interest in that certain property referred to as the “Coyote Extension” that extends and augments the Coyote Fault property.  These original agreements required us to make certain cash and equity payments and to expend defined levels of exploration and development expenditures over certain time frames.

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari with respect to the Mhakari Properties, which terminated all rights and obligations under the prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement and $5,500 within 60 days thereafter; $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.

Equity payments: 8,000,000 shares of our common stock upon the execution of the agreement; an additional 7,000,000 shares of our common stock on the 4 month anniversary of the agreement; and an additional 5,000,000 shares of our common stock on the 12 month anniversary of the agreement.

Work commitment:  $500,000 in exploration and development expenditures on the Mhakari Properties within 18 months of the date of the agreement; an additional $500,000 in exploration and development expenditures between 18 months and 30 months from the date of the agreement; with no less than $2,000,000 in exploration and development expenditures in the aggregate within 48 months from the date of the agreement.  Inclusive in this work commitment, we are to earmark no less than $10,000 per contract year for 4 years to enhancing safety on the Mhakari Properties.

Upon satisfying the consideration payable under the agreement, we shall receive an 80% undivided interest in the Mhakari Properties and the parties shall enter into a joint venture to further develop the Mhakari Properties, with us retaining an 80% interest in the joint venture.  In the event that we fail to satisfy the entire purchase price by completing all cash, equity and work commitment payments within the required time frames, the agreement will be deemed to have been terminated and all payments made to date will be forfeited to Mhakari with no interest earned by us in the Mhakari Properties.

CANADIAN PROPERTIES AND PROJECTS

Northern Champion Property, Ontario, Canada

The Northern Champion property consists of approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  On April 18, 2006, we executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to acquire 5 registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims. The agreement reserved a collective 3.3% Net Smelter Return (“NSR”) for the Vendors on the sales of minerals taken from the Northern Champion Property.  We will have the right of first refusal to purchase 1.65% of said NSR from the Vendors for $1,650,000.  In 2007, we completed all of our payment obligations under the Purchase Agreement and now own 100% of the Northern Champion Property, subject to the NSR reserved by the Vendors.

During 2010 and 2011, we began mapping the geologic surface features and topography of the Northern Champion Property into a single, regional metric scale map, in preparation to advance this molybdenum property.  Once the mapping is complete and as funding allows, we expect to begin Phase II planning for trenching, geochemical sampling and/or drilling of previously identified zones to the east of the current open-cut mine.  An IP (induced polarization) anomaly to the north of the open-cut zone is also expected to be investigated.

North Williams Township Option Agreement

On March 1, 2011, we entered into an option agreement with four individuals to acquire a 100% undivided interest in 61 unpatented mining claim units in North Williams Township in the Province of Ontario, Canada.  In order to maintain in force the working right and option granted to us, we must make the following payments to the optionors: down payment on signing the option agreement – cash payment of $20,000 and 100,000 shares of our common stock (which payment was made in March 2011 with a total value of $18,500 assigned to the common shares issued); 12 months from signing – cash payment of $40,000 and 100,000 shares of our common stock; 24 months from signing – cash payment of $80,000 and 100,000 shares of our common stock; and 36 months from signing – cash payment of $160,000 and 100,000 shares of our common stock.  Due to our lack of funding, we are not current with these payment obligations.

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

PERU PROPERTY INTERESTS

During 2011, we executed and amended certain agreements with Sala-Valc S.A.C., a Peruvian corporation (“SV”) pursuant to which we will acquire a 100% interest in certain gold and molybdenum properties in Peru, including: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

We continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer and discussing other terms and conditions with SV.  We anticipate finalizing such transfer agreements and related matters in the near term.

We entered into a Membership Interest Purchase Agreement effective March 7, 2011 (the “Molyco Agreement”) with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we will acquire Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to us by Salwell as part of the agreements with SV, referenced above.

We are to pay Pinnacle $750,000 for the membership interest as follows: (i) a non-refundable deposit of $75,000 no later than two business days after the effective date of the agreement; (ii) a payment of $175,000 no later than two business days after the closing of the agreement (as defined); and the issuance of a promissory note in the principal amount of $500,000, with payments to be made in twelve equal monthly installments on the first of each month commencing on May 1, 2011.

On October 31, 2011, we closed the Molyco Agreement pursuant to an Amendment to Membership Interest Purchase Agreement dated October 28, 2011 (the “Molyco Amendment”).  Pursuant to the Molyco Amendment, we acquired Pinnacle’s 32.5% membership interest in Molyco for the previously agreed purchase price consisting of:  (i) a cash payment of $250,000 (which amount was paid; and (ii) issuance of two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full, subject to reduction in principal for early repayment as may be mutually agreed upon by the parties; and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of our common stock, which conversion right shall vest 12 months from Closing, subject to our first right of refusal to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the date that is 24 months from the closing date of October 31, 2011.

In the year ended December 31, 2012, we made payments totaling $30,000 on Note 1.  Due to our lack of funding, we are not current with these payment obligations.

PANAMA PROPERTY INTERESTS

During the year ended December 31, 2011, extensive efforts were directed toward the acquisition and advancement of the Santa Rosa, Panama project.  The Santa Rosa gold deposit is located near the city of Cañazas in Veraguas Province, Panama, approximately 300 kilometers southwest of Panama City.  On July 9, 2011, we entered into a letter of intent with Silver Global, S.A. (“Silver Global”) to acquire an interest in the Santa Rosa gold mine (“Santa Rosa” or “Mina Santa Rosa”).  On September 16, 2011, we entered into a Definitive Acquisition Agreement to acquire a 60% interest, with an option to buy an additional 20% interest, in the Santa Rosa gold mine, via ownership in Golden Phoenix Panama S.A. (the “JV Company”), in consideration for $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production) and $4,500,000 in shares of our common stock (at an agreed upon value of $0.18 per share).  We subsequently completed a Joint Venture Operating Agreement with Silver Global and effected transfer of all concessions to the JV Company.  We made payments in the aggregate amount of $4,500,000 in cash and issued 25,000,001 shares of our common stock in consideration for a 15% interest in the JV Company.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Definitive Acquisition Agreement.

In accordance with the terms of the Rescission Agreement, Silver Global agreed to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global in tranches concurrent with scheduled payments.  In the event of any default in the scheduled payments, we will keep the unpaid portion of the 15% interest in the JV Company, allowing us to either hold the interest or sell it to a third party.  Further, as part of the Rescission Agreement, all rights and obligations of the parties under the Santa Rosa Acquisition Agreement were immediately terminated, including the extinguishment of the outstanding loan for $500,000 payable to Silver Global.

Concurrent with the execution of the Rescission Agreement and our receipt of the first payment of $350,000 on August 8, 2012, the arbitration proceedings previously filed by us against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice.  As a result of the $350,000 payment from Silver Global and the extinguishment of the $500,000 note payable, less related bank and legal fees of $6,305, we recorded an $843,695 gain on rescission of the joint venture.

In October 2012, Silver Global returned to us the 25,000,001 shares of our common stock and we cancelled these shares; however, Silver Global elected not to make the scheduled January 13, 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.

ITEM 3.  LEGAL PROCEEDINGS

We may, from time to time, be subject to disagreements with certain vendors or business partners in the ordinary course of business.  Although we hope to resolve any pending disputes or proceedings amicably, negative results could have a material impact on our properties, results of operation or financial condition.

As further discussed in in the Notes to Consolidated Financial Statements and elsewhere in this annual report, we entered into a Rescission and Release Agreement, as amended, with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  Concurrent with the execution of the Rescission Agreement and our receipt of the first scheduled payment of $350,000 on August 8, 2012, the arbitration proceedings previously filed by us against Silver Global and pending before the International Chamber of Commerce were dismissed without prejudice.

In September 2011, we entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all our assets, with Waterton Global Value, L.P. (“Waterton”).  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each assertion of default.  Through April 30, 2012, we had borrowed an aggregate principal amount of $6,000,000 from the Gold Stream Facility.  On April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.  The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of our interest in the Mineral Ridge LLC were matters in dispute and the subject of litigation filed by us against Waterton and Scorpio Gold Corporation, a participant in the Mineral Ridge Joint Venture.  On July 11, 2012, we announced that we, Waterton, and Scorpio Gold Corporation entered into a settlement agreement to discontinue the litigation and to fully release each other from any claims or possible claims relating to the litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded since August 6, 1997.  The securities are quoted on the OTC Bulletin Board under the symbol “GPXM.OB.” The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board for our past two fiscal years (rounded to the nearest $0.01). These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Year 2011	High	Low
First Quarter	$0.22	$0.09
Second Quarter	$0.18	$0.10
Third Quarter	$0.18	$0.08
Fourth Quarter	$0.10	$0.05

Fiscal Year 2012	High	Low
First Quarter	$0.10	$0.04
Second Quarter	$0.04	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.01	$0.01

Holders

On April 12, 2013, the closing price of our common stock as reported on the OTC Bulletin Board was $0.01 per share.  On April 12, 2013, we had approximately 303 holders of record of our common stock, 375,851,524 shares of our common stock were issued and outstanding, and an additional 40,183,333 shares issuable upon the exercise of outstanding options and warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 21, 2007, our shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) providing 9% of the total number of our outstanding shares of common stock to be reserved and available for grant and issuance at the effective date of the 2007 Plan, with an increase at the beginning of each year if additional shares of common stock were issued in the preceding year so that the total number of shares reserved and available for grant and issuance, not including shares that are subject to outstanding awards, will be 9% of the total number of our outstanding shares of common stock on that date.  No more than 2,000,000 shares of common stock shall be granted in the form of Incentive Stock Options.  Under the 2007 Plan, grants may be made to any director, officer or employee of the Company or other person who, in the opinion of the Board, is rendering valuable services to the Company, including without limitation, an independent contractor, outside consultant, or advisor.

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by us as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	7,850,000	$0.11	28,846,137
Equity compensation plans not approved by security holders (2)	34,083,333	$0.08	N/A
Total:	41,933,333	$0.08	28,846,137
____________

(1) Includes shares issuable upon exercise of stock options to employees and directors under the 2007 Plan.

(2) Includes 34,083,333 shares issuable upon exercise of warrants.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2012, we did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter ended December 31, 2012, Silver Global S.A. returned to us 25,000,001 shares of our common stock pursuant to a Rescission and Release Agreement effective July 30, 2012, as amended.  We subsequently cancelled these shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) was formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  We are a mineral exploration and development company engaged in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into royalty mining projects.

Recently, we embarked upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  As funding allows, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

We completed the sale of 100% of our ownership interest in the Ashdown LLC on May 13, 2009, and certain proceeds received by us from this sale in the year ended December 31, 2011 are reported as income from discontinued operations in our consolidated statements of operations and comprehensive income (loss).

Our mineral properties currently include: the Adams Mine and Duff Claim Block near Denio, Nevada; the Northern Champion molybdenum property in Ontario, Canada; and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  As more fully described in the Notes to Consolidated Financial Statements, we have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the Mineral Ridge property near Silver Peak, Nevada; a 100% interest in five gold and molybdenum properties in Peru; a 15% interest in the Mina Santa Rosa gold mine located in Panama; and an option to acquire a 100% undivided interest in 61 unpatented mining claims in North Williams Township in Ontario, Canada.

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  Through this acquisition, we acquired a 100% interest in four gold and base metal properties within the Shining Tree Mining District in Eastern Ontario, Canada.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.  Our accompanying consolidated financial statements include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 forward.  All intercompany accounts and balances have been eliminated in consolidation.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $61,901,365 and a total stockholders’ deficit of $3,324,009 at December 31, 2012.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past two years has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

As more fully described in these Notes to Consolidated Financial Statements and elsewhere in this annual report, we currently own or have entered into options and agreements for the acquisition of certain mineral properties.  None of these mineral properties currently have proven or probable reserves.  We will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In September 2011, we entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all our assets, with Waterton Global Value, L.P. (“Waterton”).  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each assertion of default.  Through April 30, 2012, we had borrowed an aggregate principal amount of $6,000,000 from the Gold Stream Facility.  On April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock in tranches concurrent with our receipt of the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock were returned to us in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.  In the event of default in payment by Silver Global, we will maintain any unpaid portion of the JV Company common stock.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of the joint venture in Panama, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  As a result, we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we do not receive further payments from Silver Global, and if we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2012 and 2011, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2012 and 2011, we had no capitalized mineral property acquisition costs.

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

At December 31, 2012 and 2011, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Debt Issuance Costs

Costs incurred with closing the Senior Secured Gold Stream Credit Agreement and with subsequent loan advances are capitalized and amortized to interest expense through the earlier of the maturity date or repayment of each advance.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2012 and 2011, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the year ended December 31, 2012 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

During the years ended December 31, 2012 and 2011, we had rental income of $33,700 and $201,200, respectively.  Our only source of operating revenues for the past two years has been the occasional rental of drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

Operating Costs and Expenses

Exploration and evaluation expenses decreased materially during our fiscal year ended December 31, 2012 when compared to the 2011 generally because of the lack of capital available to us to advance our mineral property projects.  During 2011, our exploration and evaluation expenses were significant because of our new exploration property projects acquired during that year, particularly the acquisition of Ra Resources with its mineral properties within the Shining Tree Mining District in Eastern Ontario, Canada, and initial payments to acquire an interest in the Mina Santa Rosa joint venture in Panama.  For the years ended December 31, 2012 and 2011, exploration and evaluation expenses were comprised of expenses for the following exploration opportunities:

	2012	2011

Mina Santa Rosa	$64,516	$7,183,969
Peru Properties	-	2,940,926
Shining Tree Mining District	-	2,231,325
Mhakari Properties	-	531,089
North Williams Township	-	39,054
General and other	249,767	403,023

Total	$314,283	$13,329,386

These exploration projects currently do not have proven or probable reserves.  More detailed explanations of these mineral properties are provided in Note 4 to our Consolidated Financial Statements and elsewhere in this report.

General and administrative expenses were $2,212,963 and $3,867,813 for the years ended December 31, 2012 and 2013, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  The decrease in general and administrative expenses in 2012 resulted primarily from the reduced level of operations necessitated by our lack of funding.  General and administrative expenses in 2011 were at higher levels to support the development of new exploration property projects and business opportunities, including increased outside consulting fees and travel expenses, and an increase in stock-based compensation.

Depreciation and amortization expense was $54,520 and $80,072 for the years ended December 31, 2012 and 2011, respectively.  The decrease in depreciation and amortization expense in 2012 resulted from the sale and disposal of vehicles, office furniture and drilling equipment.

Cost of mining operations was $70,873 for the year ended December 31, 2011 and consisted of costs incurred for the initial preparation, testing and milling of material from the Porvenir tungsten molybdenum stockpile in Peru.  We did not incur any costs of mining operations in the year ended December 31, 2012.

The excess of the April 2011 purchase price for the Ra acquisition over the estimated value of the net assets acquired of $4,048,922 was allocated to goodwill.  Because we were unable to conclude that it was more likely than not that the value of the goodwill was recoverable from the operations of Ra, the entire goodwill balance was expensed to impairment of long-lived assets for the year ended December 31, 2011.  There was no impairment of long-lived assets for the year ended December 31, 2012.

Other Income (Expense)

Interest and other income currently is not material to our consolidated financial statements, and was $8,550 and $5,547 for the years ended December 31, 2012 and 2011, respectively.

Interest expense was $535,347 and $323,424 for the years ended December 31, 2012 and 2011, respectively.  The increase in interest expense in 2012 was due primarily to the increase in debt from our senior, secured Gold Stream Facility that we entered into in September 2011 and which as repaid in April 2012.

We reported a foreign currency loss of $70,252 and $4,221 for the years ended December 31, 2012 and 2011, respectively.  The increase in the foreign currency loss in 2012 resulted primarily from the foreign currency loss recorded on our marketable securities denominated in Canadian dollars.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank accounts, our foreign investments, and changes in foreign exchange rates.

During the year ended December 31, 2012, we recorded a loss for impairment of our marketable securities of $501,400.  After considering various factors, including the apparent lack of market for the sale of our investments and the nature of underlying operations, we concluded that the recorded value of marketable securities at December 31, 2012 should be fully impaired and that the impairment loss is other-than-temporary.  We had no impairment of marketable securities for the year ended December 31, 2011.

We reported a gain on disposal of property and equipment of $269,704 and $1,968 during the years ended December 31, 2012 and 2011, respectively.  Gain on disposal of property and equipment increased significantly during 2012 as we scaled back operations and sold much of the equipment of our drilling division.

For the year ended December 31, 2012, we reported a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the total principal and accrued interest payable balance of our senior, secured indebtedness that was extinguished pursuant to the foreclosure and sale of this interest in LLC in April 2012.

In July 2012, we entered into a Rescission and Release Agreement, as amended, with Silver Global and the JV Company whereby the parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement.  We reported a gain on rescission of joint venture agreement of $843,695 in the year ended December 31, 2012, comprised of the first scheduled payment to us of $350,000, net of certain fees, and the extinguishment of the outstanding loan for $500,000 payable by us to Silver Global.

During the year ended December 31, 2011, we reported a gain on extinguishment of debt of $30,677.  We had no gain on extinguishment of debt during the year ended December 31, 2012.

During the past two fiscal years, there has not been a material impact on our revenues or income (loss) from continuing operations from inflation or changing prices.

Discontinued Operations

We completed the sale of 100% of our ownership interest in the Ashdown LLC on May 13, 2009.  During the year ended December 31, 2011, we received cash proceeds of $192,285 and marketable securities with a total market value of $574,300 from this sale, for total income from discontinued operations – gain on sale of discontinued operations of $766,585 reported by us in the year ended December 31, 2011 in our consolidated statements of operations and comprehensive income (loss).

Liquidity And Capital Resources

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $61,901,365 and a total stockholders’ deficit of $3,324,009 at December 31, 2012.  At December 31, 2012, we had current assets of $297,458 and current liabilities of $3,693,851, resulting in a working capital deficit of $3,396,393.  Included in current assets at December 31, 2011 were cash and cash equivalents totaling $287,704.

We currently have no significant operating revenues, and as of December 31, 2012, our cash and cash equivalents were not sufficient to fund our operating needs for the next twelve months.  As further discussed above, and in the notes to our consolidated financial statements, we have recently entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, our general and administrative and support expenses may continue to increase over current levels as we move forward with our planned expansion and development activities.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral from Waterton under our senior, secured gold stream debt facility.  We refuted all assertions of default.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon by Waterton and sold at auction.  Our interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by us under the Gold Stream Facility, including penalties and interest.  We recognized a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the total principal and accrued interest payable balance of our senior, secured indebtedness that was extinguished pursuant to the foreclosure and sale of our interest in LLC.

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global to resolve outstanding disputes and rescind this agreement.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership in the JV Company to Silver Global via release of our 15 shares of JV Company common stock as payments are received by us from Silver Global.  We received the first cash payment of $350,000 in August 2012 and the 25,000,001 shares of common stock were returned to us in October 12, 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.  In the event of default in payment by Silver Global, we will maintain any unpaid portion of the shares in the JV Company, allowing us to either hold the interest or sell it to a third party.

As a result of these developments, our fund raising ability has been hampered, and we have scaled back our mineral property exploration and evaluation activities and reduced the level of our operations.  We currently have no source of operating revenues.  Absent sources of other funding, we currently are largely dependent on the receipt of further cash payments from the Rescission Agreement to fund our operations.

As further discussed above, and in the notes to our consolidated financial statements, we have entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, if we are unable to meet the financial obligations related to our mineral properties, we may forfeit our ownership rights or options to acquire the mineral properties.

In July 2012, concurrently with the execution of the settlement agreement with Waterton, we completed a private placement with an institutional investor, consisting of the issuance of six million warrants, to purchase an equivalent number of shares of our common stock in consideration for a purchase price of $400,000.  Two million of the warrants will be exercisable for $0.04 per warrant share and the remaining four million warrants exercisable at $0.08 per warrant share.  These warrants are exercisable for a period of five years from date of issuance, through July 10, 2017.

During 2012, we received $520,000 cash from the sale of warrants to purchase a total of 10,000,000 shares of our common stock.  These warrants are exercisable for periods ranging from two to five years at exercise prices ranging from $0.04 to $0.08 per share.

Notes Payable and Long-Term Debt

During the year ended December 31, 2011, we incurred indebtedness in connection with the acquisition of interests in mineral properties or settlement agreements to restructure debt or other obligations related to our mineral property development activities.  Due to lack of available capital, we are in arrears on making certain payments required by these agreements.

Sala-Valc S.A.C.  Effective as of October 7, 2011, we and Sala-Valc S.A.C (“SV”) entered into an Amendment to Mining Asset Purchase and Strategic Alliance Agreement dated September 30, 2011 (the “Amendment”), and a side letter agreement regarding the Amendment (the “Side Amendment,” and together with the Amendment the “Amendments”) in order to amend certain terms, conditions and provisions of a Mining Asset and Strategic Alliance Agreement dated June 1, 2011.

Pursuant to the Amendments, among other things, the strategic alliance provisions contemplated in the June 1, 2011 agreement were eliminated, resulting in our acquiring 100% interest in the mineral properties in Peru.  In addition, the obligations due to SV were restructured (subject to and including a net smelter return royalty) to include two promissory notes payable to SV: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the our common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012; and (ii) a convertible note in the amount of $413,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of our common stock, at a conversion price of $0.10 per share, or 4,132,228 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012.  We continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer and discussing other terms and conditions with SV.  We anticipate finalizing such transfer agreements and related matters in the near term.

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to us by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at September 30, 2012); and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to our first right of refusal to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

In the year ended December 31, 2012, we made payments totaling $30,000 on Note 1.  Due to our lack of funding, we are not current with these payment obligations.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the year ended December 31, 2012, we used net cash of $1,052,804 in operating activities as a result of non-cash gains totaling $6,979,616, partially offset by our net income of $3,676,796, non-cash costs and expenses totaling $966,524, decreases in prepaid expenses and other current assets of $84,720 and other assets of $25,000, and increases to accounts payable of $832,709 and accrued liabilities of $341,063.

During the year ended December 31, 2011, we used net cash of $8,016,840 in operating activities as a result of our net loss of $20,718,734, income from discontinued operations of $766,585, non-cash gains totaling $32,645, and a decrease in accounts payable of $50,338, partially offset by non-cash costs and expenses totaling $13,206,473, decreases in prepaid expenses and other current assets of $113,737 and other assets of $25,000 and an increase in accrued liabilities of $206,252.

During the year ended December 31, 2012, we had net cash provided by investing activities of $299,624, comprised of proceeds from the disposal of property and equipment of $302,359, partially offset by the purchase of property and equipment of $2,735.

During the year ended December 31, 2011, we had net cash used in investing activities of $36,817, comprised of the purchase of property and equipment of $41,672, partially offset by proceeds from the disposal of property and equipment of $4,855.

During the year ended December 31, 2012, we had net cash provided by financing activities of $886,277, comprised of net proceeds from the sale of common stock of $412,500 and proceeds from the issuance of warrants of $520,000, partially offset by the payment of notes payable and long-term debt of $46,223.

During the year ended December 31, 2011, we had net cash provided by financing activities of $6,495,661, comprised of net proceeds from the sale of common stock of $645,000, proceeds from the exercise of options and warrants of $105,000, proceeds from senior, secured note payable of $7,000,000 and proceeds from notes payable and long-term debt of $500,000, partially offset by the purchase of treasury stock of $79,804, payment of debt issuance costs of $467,371, payment of senior, secured note payable of $1,000,000, payments of notes payable and long-term debt of $83,192, and payment of amounts due to related parties of $123,972.

During the year ended December 31, 2011, net cash provided by discontinued operations was $192,285 from proceeds from the note receivable issued in our sale of our interest in the Ashdown LLC.  During the year ended December 31, 2012, we had no cash provided by or used in discontinued operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material operating lease commitments in excess of twelve months or other material off-balance sheet arrangements.  Our office lease commitment, for which we currently pay $900 per month, expires in September 2013.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, nominating committee and audit committee will be contained, and is incorporated herein by reference, in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be filed with the SEC within 120 days after our fiscal year end (the “Proxy Statement”).  All other information required by this item will be contained in the Proxy Statement under the captions “Proposal No. 1 - Election of Directors,” and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following Exhibits are filed or incorporated herein by reference as part of this Annual Report.

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

4.4	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012 (7)

10.1	Rescission and Release Agreement by and among the Company, Silver Global, S.A. and Golden Phoenix Panama, S.A. dated July 23, 2012*

10.2	Amendment to Rescission and Release Agreement by and among the Company, Silver Global, S.A. and Golden Phoenix Panama, S.A. dated July 23, 2012*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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

GOLDEN PHOENIX MINERALS, INC.

Date: April 15, 2013	By:	/s/ Donald B. Gunn
Name: Donald B. Gunn
Title: President and Chair of Interim Governing Board
(Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Donald B. Gunn	President, Chair of Interim Governing Board and Director	April 15, 2013
Donald B. Gunn

/s/ Dennis P. Gauger	Chief Financial Officer	April 15, 2013
Dennis P. Gauger

/s/ Thonas Klein	Director	April 15, 2013
Thomas Klein

/s/ Hans Rasmussen	Director	April 15, 2013
Hans Rasmussen

/s/ John Di Girolamo	Director	April 15, 2013
John Di Girolamo

/s/ Jeffrey Dahl	Director	April 15, 2013
Jeffrey Dahl

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $61,901,365 at December 31, 2012, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2013

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$287,704	$154,607
Prepaid expenses and other current assets	9,754	94,474
Marketable securities	-	515,000
Total current assets	297,458	764,081

Property and equipment, net (substantially all held for sale at December 31, 2012)	72,384	156,824

Other assets:
Debt issuance costs	-	287,869
Other assets	-	25,000
Total other assets	-	312,869

	$369,842	$1,233,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,220,868	$388,159
Accrued liabilities	738,932	477,036
Notes payable and current portion of long-term debt	1,611,476	1,888,067
Amounts due to related parties	122,575	115,671
Senior, secured note payable	-	6,031,686
Total current liabilities	3,693,851	8,900,619

Long-term debt	-	255,595

Total liabilities	3,693,851	9,156,214

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 369,651,524 and 368,034,148 shares issued and outstanding, respectively	369,652	368,034
Additional paid-in capital	58,256,712	57,386,695
Other comprehensive loss	-	(50,000)
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(61,901,365)	(65,578,161)
Total stockholders’ deficit	(3,324,009)	(7,922,440)

	$369,842	$1,233,774

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011

Rental income	$33,700	$201,200

Operating costs and expenses:
Exploration and evaluation expenses	314,283	13,329,386
General and administrative expenses	2,212,963	3,867,813
Depreciation and amortization expense	54,520	80,072
Cost of mining operations	-	70,873
Impairment of long-lived assets	-	4,048,922
Total operating costs and expenses	2,581,766	21,397,066

Loss from operations	(2,548,066)	(21,195,866)

Other income (expense):
Interest and other income	8,550	5,547
Interest expense	(535,347)	(323,424)
Foreign currency loss	(70,252)	(4,221)
Impairment of marketable securities	(501,400)	-
Gain on disposal of property and equipment	269,704	1,968
Gain on disposition of interest in LLC	6,209,912	-
Gain on rescission of joint venture agreement	843,695	-
Gain on extinguishment of debt	-	30,677
Total other income (expense)	6,224,862	(289,453)

Income (loss) from continuing operations before income taxes	3,676,796	(21,485,319)
Provision for income taxes	-	-

Income (loss) from continuing operations	3,676,796	(21,485,319)

Income from discontinued operations – gain on sale of discontinued operations	-	766,585

Net income (loss)	3,676,796	(20,718,734)

Other comprehensive income (loss) – unrealized gain (loss) on marketable securities	50,000	(50,000)

Comprehensive income (loss)	$3,726,796	$(20,768,734)

Net income (loss) per common share, basic and diluted:
Continuing operations	$0.01	$(0.07)
Discontinued operations	0.00	0.00
Total	$0.01	$(0.07)

Weighted average number of shares outstanding:
Basic	384,301,834	318,218,384
Diluted	384,301,834	318,218,384

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2012 and 2011

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

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2012 and 2011 (Continued)

	Common Stock		Additional Paid-in	Other Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Total

Balance, December 31, 2011	368,034,148	$368,034	$57,386,695	$(50,000)	415,392	$(49,008)	$(65,578,161)	$(7,922,440)
Issuance of common stock for:
Cash	24,136,364	24,137	388,363	-	-	-	-	412,500
Cashless exercise of warrants	2,481,013	2,481	(2,481)	-	-	-	-	-
Common stock returned and cancelled	(25,000,001)	(25,000)	25,000	-	-	-	-	-
Issuance of warrants for cash	-	-	520,000	-	-	-	-	520,000
Issuance of warrants for services	-	-	57,829	-	-	-	-	57,829
Stock-based compensation	-	-	1,306	-	-	-	-	1,306
Put option liability	-	-	(120,000)	-	-	-	-	(120,000)
Unrealized gain on marketable securities	-	-	-	50,000	-	-	-	50,000
Net income	-	-	-	-	-	-	3,676,796	3,676,796

Balance, December 31, 2012	369,651,524	$369,652	$58,256,712	$-	415,392	$(49,008)	$(61,901,365)	$(3,324,009)

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,676,796	$(20,718,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(766,585)
Depreciation and amortization expense	54,520	80,072
Amortization of debt issuance costs to interest expense	287,869	179,502
Stock-based compensation	1,306	432,143
Issuance of warrants for services	57,829	795,557
Issuance of common stock for services	-	81,291
Issuance of common stock for exploration and evaluation expenses	-	3,756,297
Issuance of common stock for warrants exercised for exploration and evaluation expenses	-	135,000
Issuance of warrants for exploration and evaluation expenses	-	111,089
Issuance of common stock and options in acquisition allocated to:
Exploration and evaluation expenses	-	2,164,078
Goodwill – impairment of long-lived assets	-	3,782,420
Issuance of debt in acquisition allocated to goodwill – impairment of long-lived assets	-	266,502
Issuance of debt for exploration and evaluation expenses	-	1,413,222
Foreign currency loss	63,600	9,300
Impairment of marketable securities	501,400	-
Gain on disposal of property and equipment	(269,704)	(1,968)
Gain on disposition of interest in LLC	(6,209,912)	-
Gain on rescission of joint venture agreement	(500,000)	-
Gain on extinguishment of debt	-	(30,677)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	84,720	113,737
Decrease in other assets	25,000	25,000
Increase (decrease) in accounts payable	832,709	(50,338)
Increase (decrease) in accrued liabilities	341,063	206,252
Net cash used in operating activities	(1,052,804)	(8,016,840)

Cash flows from investing activities:
Purchase of property and equipment	(2,735)	(41,672)
Proceeds from the disposal of property and equipment	302,359	4,855
Net cash provided by (used in) investing activities	299,624	(36,817)

Cash flows from financing activities:
Net proceeds from the sale of common stock	412,500	645,000
Proceeds from the issuance of warrants	520,000	-
Proceeds from the exercise of options and warrants	-	105,000
Purchase of treasury stock	-	(79,804)
Proceeds from senior, secured note payable	-	7,000,000
Proceeds from notes payable and long-term debt	-	500,000
Payment of notes payable and long-term debt	(46,223)	(83,192)
Payment of debt issuance costs	-	(467,371)
Payment of senior, secured note payable	-	(1,000,000)
Payments of amounts due to related parties	-	(123,972)
Net cash provided by financing activities	886,277	6,495,661

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2012	2011

Cash flows from discontinued operations:
Net cash provided by operating activities	$-	$192,285

Net cash provided by discontinued operations	-	192,285

Net increase (decrease) in cash	133,097	(1,365,711)
Cash, beginning of year	154,607	1,520,318

Cash, end of year	$287,704	$154,607

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

Note 1:  Description of Business and Basis of Financial Statement Presentation

Organization and Description of Business

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration and development company engaged in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into royalty mining projects.

We have embarked upon an acquisition plan targeting advanced stage mineral projects with near-term production throughout North, Central and South America.  As funding allows, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

Principles of Consolidation

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  Our accompanying consolidated financial statements include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 through December 31, 2012.  All intercompany accounts and balances have been eliminated in consolidation.

Note 2:  Summary of Significant Accounting Policies

Accounting Method

Our consolidated financial statements are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting.  We have elected a December 31 year-end.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements in order for them to conform to the classifications used for the current year presentation.

Concentrations

Concentration of Credit Risk — Financial instruments, which could potentially subject us to credit risk, consist primarily of cash bank deposits.  We maintain certain of our cash in bank accounts insured by the Federal Deposit Insurance Corporation up to $250,000.  However, our account balances, at times, may exceed federally insured limits and may be deposited in a foreign bank.  We have not experienced material losses in such accounts, and believe we are not exposed to any significant credit risk with respect to our cash accounts.

Concentration of Operations — Our operations are all related to the minerals and mining industry.  A reduction in mineral prices or other disturbances in the minerals markets could have an adverse effect on our operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Differences in these estimates and actual results could be material to our consolidated financial position and results of operations.

Cash and Cash Equivalents

We consider all investments purchased with original maturities of three or fewer months to be cash equivalents.  We had no cash equivalents at December 31, 2012 and 2011.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2012 and 2011, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

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

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2012 and 2011, we had no capitalized mineral property acquisition costs.

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

At December 31, 2012 and 2011, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Debt Issuance Costs

Costs incurred with closing our Senior Secured Gold Stream Credit Agreement and with subsequent loan advances were capitalized and amortized to interest expense through the earlier of the maturity date or repayment of each advance.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2012 and 2011, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

Foreign Currency Transactions

At times, certain of our cash accounts may be deposited in a foreign bank.  Gains and losses resulting from translation of such account balances are included in operating results, as are gains and losses from foreign currency transactions.

Comprehensive Income (Loss)

We present the components of other comprehensive income (loss) in a single continuous consolidated statement of comprehensive income (loss).  For the years ended December 31, 2012 and 2011, other comprehensive income (loss) consists of unrealized gains or losses on our marketable securities.

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

For the years ended December 31, 2012 and 2011, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At December 31, 2012, we had outstanding options and warrants to purchase a total of 41,933,333 common shares that could have a future dilutive effect on the calculation of earnings per share.

Note 3:  Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $61,901,365 and a total stockholders’ deficit of $3,324,009 at December 31, 2012.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the past two years has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

As more fully described in these Notes to Consolidated Financial Statements and elsewhere in this annual report, we currently own or have entered into options and agreements for the acquisition of certain mineral properties.  None of these mineral properties currently have proven or probable reserves.  We will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.

In September 2011, we entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all our assets, with Waterton Global Value, L.P. (“Waterton”).  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each assertion of default.  Through April 30, 2012, we had borrowed an aggregate principal amount of $6,000,000 from the Gold Stream Facility.  On April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation of 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock in tranches concurrent with our receipt of the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock were returned to us in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.  In the event of default in payment by Silver Global, we will maintain any unpaid portion of the JV Company common stock.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of the joint venture in Panama, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  As a result, we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we do not receive further payments from Silver Global, and if we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4:  Mineral Properties

We currently hold interests in or have plans to pursue the mineral property opportunities discussed below.  These exploration projects currently do not have proven or probable reserves.

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

We received a notification from an individual claiming overlapping ownership and priority of certain claims comprising the Duff claims block and Adams Mine.  We are looking into the facts surrounding the potential dispute.  Although we do not anticipate a material change as a result of this matter, we may be required to revise our description of our claim holdings or expend additional funds to maintain the interest we currently believes we hold.

For financial reporting purposes, we have no historical cost basis in the Duff claims block; therefore, no amounts related to this mineral property are included in the accompanying consolidated financial statements.

Vanderbilt, Coyote Fault and Coyote Fault Extension Properties, Esmeralda County, Nevada

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

Coyote Fault/Coyote Fault Extension

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

Original Asset Purchase and Option Agreements

In July 2010, we entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide us the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada (collectively, the “Mhakari Properties”).  Subsequently, in July 2011, we entered into an Option Agreement with Mhakari to acquire an 80% interest in that certain property referred to as the “Coyote Extension” that extends and augments the Coyote Fault property.

We entered into the Asset Purchase Agreement to acquire an 80% interest in the Vanderbilt property in consideration for the issuance of 2,000,000 shares of our common stock as well as warrants to purchase a further 2,000,000 shares of our common stock with an exercise price of $0.05 per share exercisable for a period of five years, with a forced conversion at our option in the event our 200-day volume weighted average common share price equals $0.15 per share.

We obtained our option to acquire an 80% interest in Coyote Fault in consideration for the issuance of 5,000,000 shares of our common stock as well as warrants to purchase a further 5,000,000 shares of our common stock with an exercise price of $0.05 per share exercisable for a period of five years with the same forced conversion feature.

In addition, to earn our 80% interest in each of the Mhakari Properties, we were required to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property, $350,000 in exploration and development expenditures on the Vanderbilt property over a 48 month period, and a combined minimum of $1,500,000 on both the Coyote Fault and Vanderbilt Properties.

To exercise our option for the Coyote Extension property, we were to fulfill certain conditions and make certain payments to Mhakari as follows: (i) upon signing the Option Agreement, $85,000 cash payment, which amount was satisfied through the exercise by Mhakari of 1,700,000 out of the aggregate total 7,000,000 Company common stock purchase warrants held by Mhakari (“Existing Warrants”) at an exercise price of $0.05 per share; (ii) upon signing the Option Agreement, issuance of 1,500,000 shares of our common stock and warrants to purchase a further 1,500,000 shares of Company common stock at an exercise price of $0.15 per share exercisable for a period of two years, which warrants contain a forced conversion provision in the event the moving average price of a share of our common stock reaches or exceeds $0.30 for a period of 65 consecutive trading days or more, as quoted by the OTCBB; and (iii) within 48 months of signing the Option Agreement, no less than an additional $250,000 in exploration and development expenditures on the Coyote Extension (or at our discretion, on the Coyote Fault or Vanderbilt properties).  Further, Mhakari agreed, within two months of signing the Coyote Extension Agreement, to expend $250,000 in cash to us to exercise 5,000,000 of its remaining warrants to acquire Company shares (the “Warrant Exercise”).  Mhakari has exercised 3,000,000 warrants.

Further, upon satisfaction of certain of the above-referenced milestones (namely, issuances of shares, warrants, and initial expenditure obligations), we were to receive a 51% interest in the Mhakari Properties in the form of a joint venture with Mhakari, such 51% interest to automatically increase to 80% upon satisfaction of the overall exploration and development expenditure obligation.

As of December 31, 2012, we had only partially met our obligation to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property and Mhakari had not completed the Warrant Exercise under the Coyote Extension Agreement.

Amended and Restated Option Agreement

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari with respect to the Mhakari Properties, which terminated all rights and obligations under the prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement and $5,500 within 60 days thereafter; $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.

Equity payments: 8,000,000 shares of our common stock upon the execution of the agreement; an additional 7,000,000 shares of our common stock on the 4 month anniversary of the agreement; and an additional 5,000,000 shares on the 12 month anniversary of the agreement.

Work commitment:  $500,000 in exploration and development expenditures on the Mhakari Properties within 18 months of the date of the agreement; an additional $500,000 in exploration and development expenditures between 18 months and 30 months from the date of the agreement; with no less than $2,000,000 in exploration and development expenditures in the aggregate within 48 months from the date of the agreement.  Inclusive in this work commitment, we are to earmark no less than $10,000 per contract year for 4 years to enhancing safety on the Mhakari Properties.

Upon satisfying the consideration payable under the agreement, we shall receive an 80% undivided interest in the Mhakari Properties and the parties shall enter into a joint venture to further develop the Mhakari Properties, with us retaining an 80% interest in the joint venture.  In the event that we fail to satisfy the entire purchase price by completing all cash, equity and work commitment payments within the required time frames, the agreement will be deemed to have been terminated and all payments made to date will be forfeited to Mhakari with no interest earned by us in the Mhakari Properties.

Canadian Properties and Projects

Northern Champion Property, Ontario, Canada

The Northern Champion property consists of approximately 880 acres in Griffith and Brougham Townships in the Province of Ontario, Canada (“Northern Champion Property”).  On April 18, 2006, we executed a Purchase Agreement with four individuals (collectively, the “Vendors”) to acquire 5 registered claims totaling 22 units on the Northern Champion Property together with a NI 43-101 Technical Report and Feasibility Study describing a molybdenite deposit within the area of the claims.  The agreement reserved a collective 3.3% Net Smelter Return (“NSR”) for the Vendors on the sales of minerals taken from the Northern Champion Property. We will have the right of first refusal to purchase 1.65% of said NSR from the Vendors for $1,650,000.  In 2007, we completed all of our payment obligations under the Purchase Agreement and now own 100% of the Northern Champion Property, subject to the NSR reserved by the Vendors.

During 2010 and 2011, we began mapping the geologic surface features and topography of the Northern Champion Property, into a single, regional metric scale map, in preparation to advance this molybdenum property.  Once the mapping is complete and as funding allows, we expect to begin Phase II planning for trenching, geochemical sampling and/or drilling of previously identified zones to the east of the current open-cut mine.  An IP (induced polarization) anomaly to the north of the open-cut zone is also expected to be investigated.

North Williams Township Option Agreement

On March 1, 2011, we entered into an option agreement with four individuals to acquire a 100% undivided interest in 61 unpatented mining claim units in North Williams Township in the Province of Ontario, Canada.  In order to maintain in force the working right and option granted to us, we must make the following payments to the optionors: down payment on signing the option agreement – cash payment of $20,000 and 100,000 shares of our common stock (which payment was made in March 2011 with a total value of $18,500 assigned to the common shares issued); 12 months from signing – cash payment of $40,000 and 100,000 shares of our common stock; 24 months from signing – cash payment of $80,000 and 100,000 shares of our common stock; and 36 months from signing – cash payment of $160,000 and 100,000 shares of our common stock.  Due to our lack of funding, we are not current with these payment obligations.

Shining Tree Properties, Ontario, Canada

The mineral properties purchased in the Ra Resources acquisition in April 2011 are located within the Shining Tree District in Northern Ontario.  The historic Shining Tree area is currently undergoing a resurgence of exploration where five other companies have been preparing and engaging in drill programs.

Peru Property Interests

During 2011, we executed and amended certain agreements with Sala-Valc S.A.C., a Peruvian corporation (“SV”) pursuant to which we will acquire a 100% interest in certain gold and molybdenum properties in Peru, including: the Porvenir tungsten molybdenum stockpile, the Porvenir tungsten molybdenum exploration property (collectively, the “Porvenir Properties”), the Alicia gold exploration area near and abutting Porvenir and two large gold exploration plays in the Pataz District, Group of the Eight and the Tornitos (collectively, the “Gold Properties”) (the Porvenir Properties and Gold Properties are collectively referred to herein as the “Peru Properties”).  The Peru Properties total approximately 6,200 hectares of prospective exploration ground, or approximately 25 square miles.

We continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer and discussing other terms and conditions with SV.  We anticipate finalizing such transfer agreements and related matters in the near term.

We entered into a Membership Interest Purchase Agreement effective March 7, 2011 (the “Molyco Agreement”) with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we will acquire Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to us by Salwell as part of the agreements with SV, referenced above.

We are to pay Pinnacle $750,000 for the membership interest as follows: (i) a non-refundable deposit of $75,000 no later than two business days after the effective date of the agreement; (ii) a payment of $175,000 no later than two business days after the closing of the agreement (as defined); and the issuance of a promissory note in the principal amount of $500,000, with payments to be made in twelve equal monthly installments on the first of each month commencing on May 1, 2011.

On October 31, 2011, we closed the Molyco Agreement pursuant to an Amendment to Membership Interest Purchase Agreement dated October 28, 2011 (the “Molyco Amendment”).  Pursuant to the Molyco Amendment, we acquired Pinnacle’s 32.5% membership interest in Molyco for the previously agreed purchase price consisting of:  (i) a cash payment of $250,000 (which amount was paid; and (ii) issuance of two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full, subject to reduction in principal for early repayment as may be mutually agreed upon by the parties; and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of our common stock, which conversion right shall vest 12 months from Closing, subject to our first right of refusal to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the date that is 24 months from the closing date of October 31, 2011.

The total purchase price for Pinnacle’s membership interest in Molyco of $750,000 was included in exploration and evaluation expenses in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2011.  In the year ended December 31, 2012, we made payments totaling $30,000 on Note 1.  Due to our lack of funding, we are not current with these payment obligations.

Mina Santa Rosa

During the year ended December 31, 2011, extensive efforts were directed toward the acquisition and advancement of the Santa Rosa, Panama project.  The Santa Rosa gold deposit is located near the city of Cañazas in Veraguas Province, Panama, approximately 300 kilometers southwest of Panama City.  On July 9, 2011, we entered into a letter of intent with Silver Global, S.A. (“Silver Global”) to acquire an interest in the Santa Rosa gold mine (“Santa Rosa” or “Mina Santa Rosa”).  On September 16, 2011, we entered into a Definitive Acquisition Agreement to acquire a 60% interest, with an option to buy an additional 20% interest, in the Santa Rosa gold mine, via ownership in Golden Phoenix Panama S.A. (the “JV Company”), in consideration for $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production) and $4,500,000 in shares of our common stock (at an agreed upon value of $0.18 per share).  We subsequently completed a Joint Venture Operating Agreement with Silver Global and effected transfer of all concessions to JV Company.  We made payments in the aggregate amount of $4,500,000 in cash and issued 25,000,001 shares of our common stock in consideration for a 15% interest in the JV Company.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Definitive Acquisition Agreement.

In accordance with the terms of the Rescission Agreement, Silver Global agreed to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global in tranches concurrent with scheduled payments.  In the event of any default in the scheduled payments, we will keep the unpaid portion of the 15% interest in the JV Company, allowing us to either hold the interest or sell it to a third party.  Further, as part of the Rescission Agreement, all rights and obligations of the parties under the Santa Rosa Acquisition Agreement were immediately terminated, including the extinguishment of the outstanding loan for $500,000 payable to Silver Global.

Concurrent with the execution of the Rescission Agreement and our receipt of the first payment of $350,000 on August 8, 2012, the arbitration proceedings previously filed by us against Silver Global and pending before the International Chamber of Commerce were dismissed, without prejudice.  As a result of the $350,000 payment from Silver Global and the extinguishment of the $500,000 note payable, less related bank and legal fees of $6,305, we recorded an $843,695 gain on rescission of the joint venture.

In October 2012, Silver Global returned to us the 25,000,001 shares of our common stock and we cancelled these shares; however, Silver Global elected not to make the scheduled January 13, 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.

As previously described, because of lack of funding we were unable to significantly advance the exploration and evaluation activities on our mineral properties during the year ended December 31, 2012.  Exploration and evaluation expenses included in our consolidated statements of operations and comprehensive income (loss) were comprised of expenses incurred for the following exploration mineral properties opportunities:

	Year Ended December 31,
	2012	2011

Mina Santa Rosa	$64,516	$7,183,969
Peru Properties	-	2,940,926
Shining Tree Mining District	-	2,231,325
Mhakari Properties	-	531,089
North Williams Township	-	39,054
General and other	249,767	403,023

Total	$314,283	$13,329,386

Note 5: Acquisition of Ra Resources, Ltd

In May 2010, we signed a Letter of Intent (“LOI”) to acquire the outstanding common shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”).  The primary assets of Ra were comprised of gold and base metal properties in the Shining Tree District in Ontario, Canada (see Note 4).  The purchase transaction contemplated by the LOI was based on a then $0.05 per share market price of our common stock, or an estimated total valuation of $1.6 million.

On October 6, 2010, we entered into a definitive Acquisition Agreement (“Acquisition Agreement”) between the Company, Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario (“Ra”) and 2259299 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario and a wholly-owned subsidiary of the Company formed for the purpose of effecting the transactions contemplated by the Acquisition Agreement (“Newco”).  The market price of our common stock on that date was $0.06 per share, for an estimated total valuation contemplated for the Ra acquisition of approximately $1.9 million.  Pursuant to the terms of the Acquisition Agreement, the parties anticipated that the acquisition of Ra would be completed on or before November 30, 2010, however, due to unexpected delays in obtaining regulatory approval, the parties mutually agreed to extend the closing to permit the completion of regulatory approval.

On April 14, 2011, we closed the Acquisition Agreement whereby we acquired 100% of the 9,326,523 outstanding common shares of Ra by way of a “three-cornered amalgamation” in accordance with the Ontario Business Corporations Act (the “Acquisition”).  Based on an agreed upon 3.5 for 1 exchange ratio, we issued a total of 32,642,831 shares of our common stock to the Ra shareholders.  Further, we assumed and exchanged, based on the 3.5 for 1 exchange ratio, 200,000 issued and outstanding options to acquire common shares of Ra Resources at an exercise price of $0.10 per share, which were canceled in exchange for our issuance of an aggregate of 700,000 options to acquire shares of our common stock at an exercise price of approximately $0.03 per share.  As mutually agreed upon by the parties, we also issued 3,264,283 shares of our common stock to a non-related third party as a 10% finder’s fee for introducing the Acquisition.

The Acquisition was approved by the shareholders of Ra at a meeting held on December 16, 2010.  All necessary regulatory approvals were obtained, and each party reaffirmed certain representations, warranties and covenants customary for a transaction of this nature.  All of the properties, assets, rights, privileges and franchises of each of Ra and Newco will continue to be the properties, assets, rights, privileges and franchises of Ra Minerals, Inc., a newly formed, wholly-owned subsidiary of the Company.  These assets are comprised primarily of four gold and base metal properties in the Shining Tree District in Ontario, Canada which are in the exploration stage and have no proven or probable ore reserves.  We assumed certain outstanding obligations of Ra totaling $266,502 related to ongoing maintenance and working capital expenditures during the period between execution of the Acquisition Agreement and its closing.

Hans Rasmussen, who was appointed to our Board of Directors in March 2011, is a former director and a shareholder of Ra.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we used the acquisition method to record the assets acquired and the liabilities assumed at the acquisition date at their estimated fair values.  The total purchase price, based on the $0.163 per share market price of our common stock on April 14, 2011, was as follows:

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

The amount allocated to the exploration mineral properties was expensed to exploration and evaluation expenses during the year ended December 31, 2011 in accordance with our accounting policies, due to uncertainty as to the recoverability of the exploration mineral property acquisition costs.  Because of the protracted delay in obtaining regulatory approval and the completion of other conditions precedent to closing the Acquisition Agreement, the final purchase price measured using the market price of our common stock on the date of closing significantly exceeded that originally contemplated when the LOI was signed in May 2010.  As a result, the excess of the purchase price over the value originally determined for the exploration mineral properties of $4,048,922 was allocated to goodwill.  Because we were unable to conclude that it was more likely than not that the value of the goodwill was recoverable from the operations of Ra, the entire goodwill balance was expensed to impairment of long-lived assets during the year ended December 31, 2011.

Subsequent to April 14, 2011, we incurred expenses related to Ra operations totaling $95,635 including exploration and evaluation expenses of $62,279, general and administrative expenses of $35,387 and partially offset by foreign currency gain of $2,031, which expenses were included in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2011.  No revenues from Ra are included in the accompanying consolidated financial statements.

Note 6:  Discontinued Operations and Note Receivable

On May 13, 2009, we completed an agreement to sell 100% of our ownership interest in the Ashdown Project LLC (“Ashdown LLC”) to Win-Eldrich Gold, Inc. (“WEG”).  The $5.3 million purchase price due us in the form of a secured promissory note (the “Note”) was initially payable over a 72 month term, and WEG assumed substantially all of the liabilities of the Ashdown LLC.  The terms of the Note were subsequently modified in connection with certain debt reduction agreements entered into in April 2010 resulting in a principal balance of the Note due us of $4,076,330.  The Note accrued interest at a rate of 5.25% per annum, had a maturity date of April 1, 2015, and was payable in 49 monthly payments of approximately $96,142 beginning April 1, 2011.

The Note was secured by the assets and property of the Ashdown LLC as well as 100% of WEG’s ownership interest in the Ashdown LLC (the “Collateral”).  Our sole recourse under the Note for the collection of amounts owed and in the event of default was foreclosure as to the Collateral, as further detailed in the Security Agreement and Deed of Trust by and between the Parties.

We did not recognize any gain on disposition of our interest in the Ashdown LLC attributed to the $5.3 million Note, with any future gain on disposition of the interest in the Ashdown LLC to be recorded as cash payments were received on the Note or, if required, upon disposition of any assets or property of the Ashdown LLC due to foreclosure on the Note.  We received payments totaling $192,285 in accordance with the terms of the Note during the year ended December 31, 2011.

On October 31, 2011, we closed a Termination, Settlement and Release Agreement originally entered into on August 14, 2011, to settle the outstanding balance of the Note.  Pursuant to this agreement, we forgave the balance of the Note in full, in exchange for: (i) the transfer and assignment to us of all of WEG’s right, title and interest to 1,250,000 shares of American Mining Corporation common stock (“AMC Shares”); (ii) issuance to us of 3,000,000 shares of WEX common stock (“WEX Shares”); (iii) a perpetual 2% net smelter return royalty (“NSR”) on the Ashdown property, of which 1% may be purchased for a purchase price of $1,000,000, and the remaining 1% of the NSR may be purchased at a purchase price of no more than $2,000,000; (iv) assumption in full by WEG and our complete release of the outstanding DMC and Tetra liabilities, for which we would otherwise be responsible for 50% pursuant to the Purchase Agreement; and (v) the our right to appoint one individual to the board of directors of WEX.

For the year ended December 31, 2011, we recorded a gain on sale of discontinued operations of $766,585 relating to the final disposition of the Note, comprised of the following:

Cash collections on Note	$192,285
Shares of American Mining Corporation common stock recorded at market value	212,500
Shares of WEX common stock recorded at market value	361,800

Total	$766,585

Note 7:  Marketable Securities

Our marketable securities consist of 1,250,000 shares of American Mining Corporation common stock (“AMC”) and the 3,000,000 shares of Win-Eldrich Mines Ltd (“WEX”) common stock received in the settlement of a promissory note in October 2011 (Note 6).  The marketable securities are recorded at market value, with market value based on market quotes and reduced by estimated impairment losses.  We have classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.

On May 9, 2012, trading of WEX common shares was halted on the Toronto Stock Exchange due to WEX not timely filing its annual report and audited financial statements.  This trading suspension has not been resolved by WEX and no market for the WEX common shares has developed.

After considering this and other factors, including the nature of the operations of AMC and WEX, the trading volume of the shares and the number of shares held by us, we have concluded that the recorded value of marketable securities at December 31, 2012 should be fully impaired and that the impairment loss is other-than-temporary.  Therefore, we have recorded an impairment loss for the marketable securities of $501,400 for the year ended December 31, 2012.

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between our functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in our consolidated statements of operations and comprehensive income (loss).  The foreign currency loss related to these securities was $63,600 and $9,300 for the years ended December 31, 2012 and 2011, respectively.

Note 8:  Property and Equipment

Property and equipment other than the mineral properties discussed in Note 4 consisted of the following at December 31:

	2012	2011

Computer equipment	$7,924	$20,772
Drilling equipment	141,601	346,205
Vehicles	-	29,000
Support equipment	39,932	39,932
Office furniture and equipment	7,459	8,496
	196,916	444,405
Less accumulated depreciation and amortization	(124,532)	(287,581)

	$72,384	$156,824

For the years ended December 31, 2012 and 2011, we recorded depreciation and amortization expense of $54,520 and $80,072, respectively.

We had drilling equipment under capital lease with a cost of $66,395 and accumulated amortization of $63,075 and $49,796 at December 31, 2012 and 2011, respectively.

Substantially all our drilling and support equipment was idle and held for sale at December 31, 2012.

Note 9:  Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2012 and 2011:
	2012	2011

Accrued payroll and related	$124,112	$153,289
Liabilities assumed in Ra acquisition (Note 5)	178,018	173,747
Put option liability	120,000	-
Legal and consulting fees	275,760	125,000
Other	41,042	25,000

	$738,932	$477,036

Note 10:  Notes Payable and Long-Term Debt

Our notes payable and long-term debt consisted of the following at December 31:

	2012	2011
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	$5,595	$18,088
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	220,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000
Note payable to Silver Global, non-interest bearing, payable January 31, 2012	-	500,000
Other notes payable paid in full in 2012	-	3,730
Accrued interest payable	77,201	63,164

Total	1,611,476	2,143,662
Less current portion	1,611,476	1,888,067

Long-term portion	$-	$255,595

The two convertible notes payable to SV resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to the Peru Properties, and are more fully described in Note 4.

The two notes payable to Pinnacle resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of the Peru Properties, and are more fully described in Note 4.

As discussed in Note 4, we continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer of the Peru Properties and discussing other terms and conditions with SV, and the ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on the resolution of these matters.

The note payable to Silver Global resulted from a loan agreement, amended as of December 30, 2011, whereby Silver Global agreed to loan us a portion of the funds paid by us to Silver Global to purchase ownership in the Mina Santa Rosa (Note 4).  Such note payable was subsequently extinguished as a result of the rescission of the Definitive Acquisition Agreement with Silver Global.

Note 11:  Senior Secured Note Payable and Sale of Interest in Mineral Ridge LLC

On September 26, 2011, we entered into a Senior Secured Gold Stream Credit Agreement with Waterton Global Value, L.P. (previously defined as “Waterton”), whereby Waterton agreed to advance us up to $15,500,000 (the “Commitment Amount”) in five separate tranches (the “Gold Stream Facility”) to further our acquisition of an interest in the Mina Santa Rosa property.  The Gold Stream Facility was secured by all our assets, including a pledge of our membership interest in the Mineral Ridge LLC, all as evidenced by that certain Amended and Restated Security Agreement and Amended and Restated Pledge Agreement, each entered into by the parties as of September 26, 2011.

In accordance with the terms of the Gold Stream Facility, that portion of the Commitment Amount borrowed (at any given time, the amount outstanding referred to as the “Principal Amount”) is payable by us to Waterton in monthly payments which were to commence in March 2012 for a period between two and eighteen months depending on the amount borrowed.  The first tranche of funding in the amount of $1,750,000, which included repayment of a $1 million Bridge Loan, closed simultaneous with entering into the Gold Stream Facility.  On November 2, 2011 we borrowed $4,250,000 from the second tranche of funding, netting approximately $4,095,000 after payment of fees and expenses.

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

In connection with the Gold Stream Facility, we affirmed Waterton’s option, pursuant to an Amended and Restated Option Agreement, to purchase our interest in the Mineral Ridge LLC, which option, along with our grant of a security interest in our ownership of the Mineral Ridge LLC, were simultaneously consented to by Scorpio Gold Corporation, the majority partner at Mineral Ridge.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each initial assertion of default.  Notwithstanding, on April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton for a credit bid of $9,035,321, which amount is claimed by Waterton as owed by us under the Gold Stream Facility, including alleged penalties and interest.

Through April 30, 2012, the date of the foreclosure and sale, we had borrowed $6,000,000 in principal and had accrued interest expense of $209,912.  The total of these amounts, $6,209,912, has been recorded as the sales proceeds for the interest in the Mineral Ridge LLC, resulting in a gain in the same amount recorded in the year ended December 31, 2012 since we had no book value recorded for our investment in the Mineral Ridge LLC.

The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of our interest in the Mineral Ridge LLC were matters in dispute and the subject of litigation filed by us against Waterton and Scorpio Gold Corporation, a participant in the Mineral Ridge Joint Venture.  On July 11, 2012, we announced that we, Waterton, and Scorpio Gold Corporation entered into a settlement agreement to discontinue the litigation and to fully release each other from any claims or possible claims relating to the litigation.

Note 12:  Amounts Due Related Parties and Debt Settlement Agreements

Robert P. Martin

Amounts due to related parties include a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable was still outstanding as of the date of filing this report.  At December 31, 2012, amounts due related parties totaled $122,575, comprised of note principal of $115,066 and accrued interest payable of $7,509.  At December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605.

David A. Caldwell

On February 10, 2011, we entered into a Notice of Conversion and Note Settlement Agreement dated as of February 9, 2011 (the “Note Settlement”) with David A. Caldwell, a former officer and director, with respect to a promissory note payable to Mr. Caldwell resulting from an Employment Separation and Severance Agreement entered into in January 2010

As set forth in the Note Settlement, Mr. Caldwell elected to exercise his right to convert 50% of the outstanding balance of the note payable and accrued interest payable into shares of our common stock, resulting in an issuance of 3,126,691 shares of the our common stock (the “Conversion Shares”) valued at $187,227.  Additionally, Mr. Caldwell and we agreed that in settlement of the remaining balance and any further obligations under the note payable, in lieu of cash or further conversion into our common stock at the note’s maturity date, we would transfer certain of our interests in private securities with no current book value to us.

We agreed to transfer all of our right, title and interest in: (i) 1,523,292 shares of Black Rock Metals Inc., a privately held Canadian federally registered company (“Black Rock”), then held in the our name (the “Black Rock Shares”), at a current agreed book value of $0.10 per share based on the most recent sale of an aggregate of 5,300,000 shares by 11 individual shareholders, for an aggregate deemed consideration of $152,329; and (ii) a 1% net smelter return (“NSR”) royalty in our favor on certain mineral properties and leasehold interests in Alaska, pursuant to that certain Royalty Agreement entered into between Great American Minerals Exploration, Inc. and us dated April 26, 1999 at a deemed value of $34,898.  In exchange for the Black Rock Shares and the NSR, our obligations to Mr. Caldwell under the note were extinguished.  The total deemed consideration of $187,227 for these asset transfers to Mr. Caldwell to extinguish the balance of the note and related accrued interest payable has been recorded as an increase to additional paid-in capital in our 2011 consolidated financial statements due to the related party nature of the transaction.

Note 13:  Stockholders’ Equity

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  In 1997, our Board of Directors authorized the designation of a class of preferred stock convertible into ten shares of common stock for each share of preferred stock at a conversion rate of $0.10 per common share for a period of ten years from June 12, 1997.  We did not determine any dividend rights, dividend rates, liquidation preferences, redemption provisions, and other rights, preferences, privileges and restrictions.  At the date of this action and as of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

In November 2010, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of $0.001 par value common stock from 400,000,000 to 800,000,000 shares.

During the year ended December 31, 2012, we issued a total of 26,617,377 shares of our common stock, including: 24,136,364 shares for cash of $412,500 ($425,000 less $12,500 in finder’s fees) and 2,481,013 shares issued upon the cashless exercise of warrants recorded at par value of $2,481.

On July 10, 2012, concurrently with the execution of the settlement agreement with Waterton Global Value, L.P. (previously defined as “Waterton”), described in Note 11, we completed a private placement with an institutional investor, consisting of the issuance of warrants to purchase 6,000,000 shares of our common stock in consideration for a purchase price of $400,000.  Of the warrants, 2,000,000 are exercisable at $0.04 per share and 4,000,000 are exercisable at $0.08 per share.  These warrants are exercisable for a period of five years from date of issuance, through July 10, 2017.

In April 2012, an investor purchased a warrant for $20,000, entitling the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

In November 2012, Waterton purchased a warrant for $100,000, entitling the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of five years.

Pursuant to a Stock Purchase Agreement dated January 24, 2012, we received $120,000 from an institutional investor for the purchase of 1,500,000 shares of our common stock at a price of $0.08 per share.  The agreement granted the investor a one year put option, exercisable six months from the date of the agreement, requiring us to repurchase the shares at $0.08 per share.  The investor exercised the put option during the fourth quarter of 2012, and the $120,000 obligation has been accrued and included in accrued liabilities in our consolidated balance sheet as of December 31, 2012.

Pursuant to the Rescission Agreement with Silver Global (Notes 3 and 4), Silver Global returned 25,000,001 shares of our common stock to us in October 2012.  We subsequently cancelled the shares.

During the year ended December 31, 2011, we issued a total of 96,545,248 shares of our common stock, including: 35,907,114 shares in the acquisition of Ra Resources, Ltd. valued at $5,852,859; 36,476,773 shares to acquire interests in mineral properties valued at $3,756,297 and recorded to exploration and evaluation expenses; 4,578,765 shares issued for cash of $645,000; 3,300,000 shares issued for cash of $105,000 upon exercise of warrants; 1,543,210 shares for stock issuance costs recorded at par value of $1,543; 2,700,000 shares issued upon exercise of warrants for exploration and evaluation expenses of $135,000; 1,600,000 shares upon exercise of options and warrants for accounts payable of $13,850; 4,412,695 shares for accrued expenses of $95,000; 3,126,691 shares for amounts due to related parties of $187,227; 250,000 shares for services of $81,291; and 2,650,000 shares issued upon cashless exercise of warrants recorded at par value of $2,650.

In May 2011, we entered into a stock purchase agreement with an institutional investor for up to $12.5 million.  Upon signing the agreement, the investor purchased 3,333,333 shares of our common stock for proceeds of $500,000, or $0.15 per share, together with two-year warrants to purchase an equivalent number of shares at an exercise price of $0.20 per share.  We also issued the investor 1,523,210 shares of our common stock for fees under the terms of the agreement.  During the year ended December 31, 2011, the investor purchased an additional 995,432 shares of our common stock for proceeds of $120,000, or approximately $0.12 per share.

The prices per share recorded in non-cash equity transactions approximated the quoted market price of our common stock on the date the shares were issued.  In those instances where the market price of our common stock on the date the shares are issued to repay debt or other obligations differs materially from the market price originally used to determine the number of shares to be issued, a gain or loss on extinguishment of debt is recorded.  Depending on the delay in issuing these shares, the gain or loss may be material.  For the years ended December 31, 2012 and 2011, no gain or loss on extinguishment of debt repaid through the issuance of our common stock was recorded.

In 2010, our Board of Directors approved a Stock Repurchase Program, permitting us to repurchase up to an aggregate of 20% of our outstanding common stock over the next 12 months.  The repurchases were to be made from time to time in the open market at prevailing market prices or in negotiated transactions off the market.  The Stock Repurchase Program has not been extended by the Board of Directors.

During the year ended December, 2011, we repurchased a total of 605,892 treasury shares at a cost of $79,805 and cancelled and retired 500,000 of these shares with a cost of $80,307.  As of December 31, 2012 and 2011, we had 415,392 shares of our common stock acquired in the Stock Repurchase Program that were recorded as treasury shares at a cost of $49,008.

Note 14:  Stock Warrants

A summary of the status of our stock warrants as of December 31, 2012 and 2011, and changes during the years then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2010	43,500,000	$0.10

Granted	12,333,333	$0.14
Canceled / Expired	(4,500,000)	$0.03
Exercised	(11,500,000)	$0.03

Outstanding, December 31, 2011	40,333,333	$0.14
(39,833,333 exercisable)

Granted	23,750,000	$0.05
Canceled / Expired	(26,000,000)	$0.14
Exercised	(4,000,000)	$0.03

Outstanding and exercisable, December 31, 2012	34,083,333	$0.08

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at December 31, 2012:

Expiration Date	Price	Number

2013	$ 0.125	2,250,000
2013	$ 0.15	1,750,000
2013	$ 0.20	3,333,333
2014	$ 0.12	1,000,000
2014	$ 0.125	2,750,000
2014	$ 0.04	8,500,000
2015	$ 0.05	4,000,000
2017	$ 0.06	2,500,000
2017	$ 0.04	4,000,000
2017	$ 0.08	4,000,000

		34,083,333

In January 2012, we issued warrants to an investor to purchase a total of 4,000,000 shares of our common stock in connection with the issuance of common stock for cash.   The investor subsequently exercised the warrants and received 2,481,013 shares of common stock in a cashless exercise.

In connection with the issuance of common stock for cash in February 2012, we issued a warrant to an investor for the purchase of 2,500,000 shares of common stock at an exercise price of $0.06 per share, exercisable for a period of five years.

In connection with the issuance of common stock for cash in April 2012, we issued a warrant to an investor for the purchase of 4,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

In connection with the issuance of common stock for cash in May 2012, we issued a warrant to an investor for the purchase of 2,500,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

During the year ended December 31, 2012, we issued a consultant two year warrants to purchase a total of 750,000 shares of our common stock at an exercise price of $0.125 per share.  The warrants are exercisable for General and administrative expenses for the year ended December 31, 2012 includes consulting expense of $57,829 related to the vested portion of the estimated grant date fair value of warrants issued for services.

As described in Note 13, in July 2012, an institutional investor purchased five year warrants to purchase 6,000,000 shares of our common stock for $400,000.  Of the warrants, 2,000,000 are exercisable at $0.04 per share and 4,000,000 are exercisable at $0.08 per share.  In addition, in April 2012, an investor purchased two year warrants to purchase 2,000,000 shares of our common stock for $20,000 at an exercise price of $0.04 per share, and in November Waterton purchased a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share.

On March 21, 2011, we issued a consultant warrants to purchase a total of 2,000,000 shares of our common stock at an exercise price of $0.06 per share.  The warrants vested 100% upon grant and are exercisable for a period of one year from the date of grant.

We issued warrants to purchase 3,333,333 shares of our common stock in connection with the sale of 3,333,333 shares of common stock for cash of $500,000 in May 2011.  These warrants are exercisable at $0.20 per share through May 26, 2013.  In addition, we issued warrants to purchase 250,000 shares of its common stock in connection with the sale of 250,000 shares of common stock for cash of $25,000 in September 2011.  These warrants are exercisable at $0.15 per share through September 8, 2013.

In July 2011, we issued warrants to purchase 1,500,000 shares of our common stock in connection with the acquisition of an exclusive option to purchase an 80% interest in a mineral property (see Note 4).  The warrants are exercisable at $0.15 per share through July 25, 2013.  The value of these warrants was estimated at $111,089 and was included in exploration and evaluation expenses for the year ended December 31, 2011.

During the year ended December 31, 2011, we issued to three consultants warrants to purchase a total of 5,250,000 shares of our common stock.  The warrants are exercisable for periods of two to three years and exercise prices ranging from $0.12 to $0.125 per share.  General and administrative expenses for the year ended December 31, 2011 includes consulting expense of $795,557 related to the vested portion of the estimated grant date fair value of these warrants.

Note 15:  Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2012 and 2011 was $1,306 and $432,143, respectively.  There was no stock compensation expense capitalized during the years ended December 31, 2012 and 2011.

During the year ended December 31, 2012, we granted to a member of our Board of Directors five year options to purchase 100,000 shares of our common stock with an exercise price of $0.0149 per share.  We estimated the weighted average grant-date fair value of these options at $0.013 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	136.86%
Risk-free interest rate	.82%
Expected life of option	5 years

During the year ended December 31, 2011, options to purchase a total of 7,400,000 shares of our common stock were issued with exercise prices ranging from $0.03 to $0.17 per share.  We estimated the weighted average grant-date fair value of these options at $0.07 per share using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	138.08%
Risk-free interest rate	.70%
Expected life of option	4.07 years

The following table summarizes the stock option activity during the years ended December 31, 2012 and 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,415,000	$ 0.22
Granted	7,400,000	$ 0.10
Exercised	(100,000)	$ 0.02
Expired or cancelled	(2,785,000)	$ 0.25

Outstanding, vested and exercisable at December 31, 2011	8,930,000	$ 0.11	3.44	$ 24,500
Granted	100,000	$ 0.01
Exercised	-	$ -
Expired or cancelled	(1,180,000)	$ 0.11

Outstanding, vested and exercisable at December 31, 2012	7,850,000	$ 0.11	2.95	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.005 and $0.06 as of December 31, 2012 and 2011, respectively, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2012, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations and comprehensive income (loss).

Note 16:  Income Taxes

The (provision) benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes for the following reasons:

	Years Ended December 31,
	2012	2011

Income tax (provision) benefit at statutory rate	$(1,250,110)	$7,044,370
Stock or warrants issued for services and expenses	(19,662)	(335,137)
Goodwill impairment	-	(1,376,633)
Adjustments to net operating loss carry forward	-	(14,580)
Other	(1,427)	(9,775)
Change in valuation allowance	1,271,199	(5,308,245)

Less accumulated depreciation and amortization	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2012	2011

Net operating loss carry forwards	$9,917,863	$11,067,690
Accrued expenses	80,162	51,971
Mineral properties	4,820,918	5,099,439
Marketable securities	170,476	-
Depreciation	(12,528)	(21,485)
Stock-based compensation	292,203	291,759
Partnership interest	-	50,919
Other	1,490	1,490
	15,270,584	16,541,783
Valuation allowance	(15,270,584)	(16,541,783)

Net deferred taxes	$-	$-

At December 31, 2012, we had a net operating loss carry forward available to offset future taxable income of approximately $29,171,000, which will begin to expire in 2013.  If substantial changes in our ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

FASB ASC Topic 718-740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 718-740.  We have no unrecognized tax benefit which would affect the effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statements of operations and comprehensive income (loss) under general and administrative expenses.  As of December 31, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the states of Nevada and Utah.  We also conduct operations in Peru, Panama and Canada.

All U.S. federal net operating loss carry forwards through the year ended December 31, 2012 are subject to examination.

Note 17:  Consulting and Employment Agreements

Thomas Klein

On October 4, 2010, we entered into a Consulting Agreement effective September 1, 2010 (the “Klein Consulting Agreement”) with Thomas Klein, whereby Mr. Klein was to provide services to us in his role as our Chief Executive Officer (“CEO”).  Mr. Klein was appointed our CEO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CEO, we agreed to pay Mr. Klein $165,000 per year as well as provide a $96,250 payment upon signing the Consulting Agreement.  Mr. Klein’s compensation was to be reviewed annually by our Compensation Committee, or by the full Board of Directors serving in such capacity.  The Consulting Agreement had a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Consulting Agreement, and allowed for Mr. Klein to participate in certain of our incentive and benefit plans.

Effective July 1, 2011, the Compensation Committee recommended an increase in Mr. Klein’s annual compensation to $250,000 per year, which was approved by the Board.  During the quarter ended September 30, 2012, the Board elected not to renew the Klein Consulting Agreement.

Robert P. Martin

Effective as of September 30, 2011, we entered into a Consulting Agreement with Robert P. Martin, together with an Amendment to Consulting Agreement dated September 28, 2011 (collectively, the “Martin Agreement”).  Pursuant to the terms of the Martin Agreement, in consideration for Mr. Martin’s services as Chairman of the Board, he was to receive a consulting fee of $3,000 per month, accruing from the Effective Date.  The consulting fee was to be reviewed by our Compensation Committee on an annual basis.  For so long as Mr. Martin remained a member of our Board of Directors, he was also eligible for any compensation program in place for directors, which currently consists of a monthly stipend of $1,000.

Mr. Martin agreed to be bound by certain confidentiality and indemnification provisions, as well as a full and final release of any and all obligations under a prior employment agreement.  Mr. Martin resigned as Chairman and a member of our Board of Directors in March 2013, effectively terminating the Martin Agreement.

J. Roland Vetter

On July 1, 2010, we entered into a Consulting Agreement (the “Vetter Agreement”) with J. Roland Vetter, whereby Mr. Vetter was to provide services to us in his role as our Chief Financial Officer (“CFO”).  Mr. Vetter was appointed as our CFO effective as of February 1, 2010.

As compensation for providing such consulting services in his capacity as CFO, we agreed to pay Mr. Vetter $2,500 per month as well as provide a $10,000 payment upon signing the Vetter Agreement, such compensation to be reviewed annually by our Compensation Committee.  The Vetter Agreement had a 2-year term with automatic 1-year renewal periods unless earlier terminated upon notice or for cause as provided in the Vetter Agreement, and allowed for Mr. Vetter to participate in certain Company incentive and benefit plans.

Effective July 1, 2011, the Compensation Committee recommended an increase in Mr. Vetter’s annual compensation to $96,000 per year, which was approved by the Board.  Mr. Vetter resigned as CFO in December 2012, effectively terminating the Vetter Agreement.

Jeffrey Dahl Consulting Agreements

In March 2011, we entered into a Consulting Agreement (the “2011 Dahl Consulting Agreement”) with Jeffrey Dahl (“Dahl”), whereby Mr. Dahl was to develop, coordinate, manage and execute a comprehensive corporate finance and business transaction campaign for us.  The 2011 Dahl Consulting Agreement had an initial term of twelve months and could be extended for subsequent terms of twelve months upon mutual written agreement of the parties.

In consideration for services rendered under the 2011 Dahl Consulting Agreement, we issued Mr. Dahl two-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.125 in each of the months of April 2011 through March 2012.

In April 2012, we entered into a Consulting Agreement (the “2012 Dahl Consulting Agreement”) with Mr. Dahl, whereby Mr. Dahl is to provide certain services to us in seeking out financing and other advisory services.  The 2012 Dahl Consulting Agreement has an initial term of twelve months and can be extended upon mutual written agreement of the parties.

In consideration for services rendered under the 2012 Dahl Consulting Agreement, we are to issue Mr. Dahl 2,000,000 shares of our common stock upon signing and 350,000 shares of our common stock for each of the months of April 2012 through March 2013.  We had not issued the shares of our common stock owing to Mr. Dahl as of December 31, 2012, and therefore had recorded an obligation of $105,500 in accrued liabilities in our consolidated balance sheet for the estimated market value of the shares to be issued.

Mr. Dahl was appointed a member of our Board of Directors in April 2012.

Note 18:  Commitments and Contingencies

Legal Matters

As further discussed in Notes 3 and 4, we entered into a Rescission and Release Agreement, as amended, with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Santa Rosa Acquisition Agreement.  Concurrent with the execution of the Rescission Agreement and our receipt of the first scheduled payment of $350,000 on August 8, 2012, the arbitration proceedings previously filed by us against Silver Global and pending before the International Chamber of Commerce were dismissed without prejudice.

In September 2011, we entered into a senior, secured gold stream debt facility for up to $15.5 million (the “Gold Stream Facility”), secured by substantially all our assets, with Waterton Global Value, L.P. (“Waterton”).  On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default, and a Notice of Disposition of Collateral from Waterton under the Gold Stream Facility.  We refuted each assertion of default.  Through April 30, 2012, we had borrowed an aggregate principal amount of $6,000,000 from the Gold Stream Facility.  On April 30, 2012, our 30% interest in Mineral Ridge Gold, LLC (the “Mineral Ridge LLC”) was foreclosed upon by Waterton and sold at a public auction, at which the only bidder present was Waterton.  Our interest in the Mineral Ridge LLC was sold to Waterton and indebtedness to Waterton with a total book value of $6,209,912 was extinguished.  The facts and circumstances surrounding the alleged default that resulted in the foreclosure and sale of our interest in the Mineral Ridge LLC were matters in dispute and the subject of litigation filed by us against Waterton and Scorpio Gold Corporation, a participant in the Mineral Ridge Joint Venture.  On July 11, 2012, we announced that we, Waterton, and Scorpio Gold Corporation entered into a settlement agreement to discontinue the litigation and to fully release each other from any claims or possible claims relating to the litigation.

Operating Leases

We have leased drilling equipment and office space under non-cancelable operating leases and have leased office space short-term, month-to-month lease arrangements.  As of December 31, 2012, we have no operating leases with non-cancelable terms in excess of one year:

Rental expense for all operating leases was $240,015 and $273,605 for the years ended December 31, 2012 and 2011, respectively.

Note 19:  Related Party Transactions

As more fully discussed in Note 12, at December 31, 2012, amounts due related parties totaled $122,575, comprised of note principal of $115,066 and accrued interest payable of $7,509 due to Robert P. Martin, our former Chairman of the Board of Directors.  At December 31, 2011, amounts due related parties totaled $115,671, comprised of note principal of $115,066 and accrued interest payable of $605 due Mr. Martin.  Total interest expense incurred to Mr. Martin on this obligation totaled $6,904 and $13,537 for the years ended December 31, 2012 and 2011, respectively.

Interest expense to David A. Caldwell, a former officer and director, was $819 for the year ended December 31, 2011.

As discussed in Note 17, we have entered into certain consulting with our officers and directors and have issued shares of our common stock and warrants to purchase shares of our common stock in payment of certain compensation obligations.

Note 20:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2012 and 2011, we made no cash payments for income taxes.

During the years ended December 31, 2012 and 2011, we made cash payments for interest of $37,810 and $36,043, respectively.

During the year ended December 31, 2012 we had the following non-cash financing and investing activities:

●	Increased marketable securities and increased other comprehensive income by $50,000 for unrealized gain on marketable securities.

●	Increased accrued liabilities and decreased additional paid-in capital by $120,000 for put option liability.

●	Increased common stock and decreased additional paid-in capital by $2,481 for cashless exercise of warrants.

●	Decreased common stock and increased additional paid-in capital by $25,000 for common stock returned and cancelled.

During the year ended December 31, 2011, we had the following non-cash financing and investing activities:

●	Increased additional paid-in capital and decreased amounts due related parties by $187,227 for forgiveness of related party debt.

●	Increased common stock by $3,127, increased additional paid-in capital by $184,100 and decreased amounts due related parties by $187,227 for common shares issued in payment of amounts due related parties.

●	Increased common stock by $1,600, increased additional paid-in capital by $12,250 and decreased accounts payable by $13,850 for exercise of options and warrants for accounts payable.

●	Increased common stock and decreased additional paid-in capital by $1,543 for common stock issued for stock issuance costs.

●	Increased common stock and decreased additional paid-in capital by $2,650 for cashless exercise of warrants.

●	Increased common stock by $4,413, increased additional paid-in capital by $90,587 and decreased accrued liabilities by $95,000 for common stock issued in payment of accrued expenses.

●	Decreased common stock by $500, decreased additional paid-in capital by $79,806 and decreased treasury stock by $80,306 for retirement of treasury stock.

●	Decreased marketable securities and increased other comprehensive loss by $50,000 for unrealized loss on marketable securities.

Note 21:  Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2012 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

Note 22:  Subsequent Events

Consulting Agreement

On January 15, 2013, the Board of Directors appointed Dennis P. Gauger as our Chief Financial Officer and Corporate Secretary.  Pursuant to an Independent Contractor Agreement, Mr. Gauger is to perform the agreed upon duties for a period of one year and will be paid $5,000 per month through June 2013 and $7,500 per month for the remainder of the contract.  Mr. Gauger is eligible to participate in our stock option plan as approved by the Board of Directors.

Mhakari Properties

As further outlined in Note 4, on February 26, 2013, we and Mhakari entered into an Amended and Restated Option Agreement with respect to the Mhakari Properties, which terminated all rights and obligations under the prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the cash and equity consideration to be paid by us to Mhakari, as well as a work commitment consisting of minimum cash exploration and development expenditures over defined time periods.  We made the first cash payment of $20,000 upon execution of the agreement.

Upon satisfying the consideration payable under the agreement, we shall receive an 80% undivided interest in the Mhakari Properties and the parties shall enter into a joint venture to further develop the Mhakari Properties, with us retaining an 80% interest in the joint venture.  In the event that we fail to satisfy the entire purchase price by completing all cash, equity and work commitment payments within the required time frames, the agreement will be deemed to have been terminated and all payments made to date will be forfeited to Mhakari with no interest earned by us in the Mhakari Properties.

Mina Santa Rosa

On March 11, 2013 we announced that we had received written confirmation that Silver Global had elected not to make the January 13, 2013 payment of $1,000,000 scheduled in the Rescission Agreement (see Note 4), forfeiting its right to a $750,000 discount for making timely payments.  There can be no assurance that we will receive the remaining payments through July 2013 from Silver Global as scheduled in the Rescission Agreement.  In the event of default in the scheduled payments, we will keep the unpaid portion of our 15% interest in the Mina Santa Rosa project, allowing us to either hold the interest or sell it to a third party.

Issuances of Common Stock

In March 2013, we issued a total of 6,200,000 shares of our common stock to Jeffrey Dahl, a member of our Board of Directors, for services in accordance with our Consulting Agreement with him (Note 17).