Form 10-Q
period 2013-03-31
GOLDEN PHOENIX MINERALS INC
filed 2013-05-15
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identificatio number)

7770 Duneville St., Suite 9, Las Vegas, Nevada	89139
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2013 there were 383,851,524 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31,
	(Unaudited)	2012
ASSETS

Current assets:
Cash	$117,188	$287,704
Prepaid expenses and other current assets	9,694	9,754
Marketable securities	-	-
Total current assets	126,882	297,458

Property and equipment, net (substantially all held for sale)	68,301	72,384

	$195,183	$369,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,193,046	$1,220,868
Accrued liabilities	641,618	738,932
Notes payable	1,611,657	1,611,476
Amounts due to related party	124,292	122,575
Total current liabilities	3,570,613	3,693,851

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 375,851,524 and 369,651,524 shares issued and outstanding, respectively	375,852	369,652
Additional paid-in capital	58,366,512	58,256,712
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(62,068,786)	(61,901,365)
Total stockholders’ deficit	(3,375,430)	(3,324,009)

	$195,183	$369,842

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Rental income	$-	$24,800

Operating costs and expenses:
Exploration and evaluation expenses	40,600	149,127
General and administrative expenses	154,607	629,775
Depreciation and amortization expense	4,083	19,268

Total operating costs and expenses	199,290	798,170

Loss from operations	(199,290)	(773,370)

Other income (expense):
Interest and other income	34	851
Interest expense	(6,293)	(377,672)
Foreign currency gain (loss)	4,689	(19,868)
Gain on extinguishment of debt	33,439	-

Total other income (expense)	31,869	(396,689)

Loss before income taxes	(167,421)	(1,170,059)
Provision for income taxes	-	-

Net loss	(167,421)	(1,170,059)

Unrealized gain on marketable securities	-	4,400

Comprehensive loss	$(167,421)	$(1,165,659)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	370,131,688	371,374,008

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(167,421)	$(1,170,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,083	19,268
Gain on extinguishment of debt	(33,439)	-
Amortization of debt issuance costs to interest expense	-	185,726
Issuance of warrants for services	-	57,828
Foreign currency loss	-	13,200
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	60	56,888
Increase in accounts payable	5,617	252,056
Increase in accrued liabilities	23,912	257,455

Net cash used in operating activities	(167,188)	(327,638)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,735)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	220,000
Payments of notes payable and long-term debt	(3,328)	(36,734)

Net cash provided by (used in) financing activities	(3,328)	183,266

Net decrease in cash	(170,516)	(147,107)
Cash, beginning of the period	287,704	154,607

Cash, end of the period	$117,188	$7,500

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration and development company engaged in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.

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

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

On April 14, 2011, we, through a wholly-owned subsidiary, Ra Minerals, Inc. (“Ra Minerals”), closed the acquisition of 100% of the issued and outstanding shares of Ra Resources Ltd., a corporation incorporated under the laws of the Province of Ontario.  Our accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of Ra Minerals from April 14, 2011 forward.  All intercompany accounts and balances have been eliminated in consolidation.

The interim financial information of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,068,786 and a total stockholders’ deficit of $3,375,430 at March 31, 2013.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the recent past has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

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

Original Asset Purchase and Option Agreements

In July 2010, we entered into two separate agreements with Mhakari Gold (Nevada), Inc. (“Mhakari”), an Asset Purchase Agreement and an Option Agreement, which provide us the ability to acquire an 80% interest in each of the historic Vanderbilt silver/gold mine and Coyote Fault gold and silver project, both in Esmeralda County, Nevada (collectively, the “Mhakari Properties”).  Subsequently, in July 2011, we entered into an Option Agreement with Mhakari to acquire an 80% interest in that certain property referred to as the “Coyote Extension” that extends and augments the Coyote Fault property.  These agreements required us to make certain cash payments, issue shares of our common stock and warrants to purchase shares of our common stock and incur defined minimum exploration and development expenditures.

Further, upon satisfaction of certain of the above-referenced milestones, we were to receive a 51% interest in the Mhakari Properties in the form of a joint venture with Mhakari, such 51% interest to automatically increase to 80% upon satisfaction of the overall exploration and development expenditure obligations.

Through the year ended December 31, 2012, we had only partially met our obligation to expend no less than $150,000 in exploration and development expenditures in the first 12 months on the Coyote Fault property and Mhakari had not completed an obligation to exercise certain warrants.

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

Equity payments: 8,000,000 shares of our common stock upon the execution of the agreement (see Note 17); an additional 7,000,000 shares of our common stock on the 4 month anniversary of the agreement; and an additional 5,000,000 shares on the 12 month anniversary of the agreement.

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

We continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer and discussing other terms and conditions with SV.  There can be no assurance that we will finalize such transfer agreements and related matters in the near term.

We entered into a Membership Interest Purchase Agreement effective March 7, 2011 (the “Molyco Agreement”) with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we were to acquire Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to us by Salwell as part of the agreements with SV, referenced above.

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

Due to our lack of funding, we are not current with these payment obligations and there can be no assurance that we will complete the acquisition of Molyco.

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

As previously described, because of lack of funding we currently are unable to significantly advance the exploration and evaluation activities on our mineral properties.  Exploration and evaluation expenses included in our condensed consolidated statements of operations and comprehensive loss were comprised of expenses incurred for the following exploration mineral properties opportunities:

	Three Months Ended March 31,
	2013	2012

Mhakari Properties	$40,600	$-
Mina Santa Rosa	-	64,516
General and other	-	84,611

Total	$40,600	$149,127

NOTE 4 – MARKETABLE SECURITIES

Our marketable securities consist of 1,250,000 shares of American Mining Corporation common stock (“AMC”) and the 3,000,000 shares of Win-Eldrich Mines Ltd (“WEX”) common stock received in October 2011 in the settlement of a promissory note resulting from the sale of our interest in the Ashdown Project LLC.  The marketable securities are recorded at market value, with market value based on market quotes and reduced by estimated impairment losses.  We have classified these marketable securities as securities held-for-sale in accordance with Accounting Standards Update (“ASU”) Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.

On May 9, 2012, trading of WEX common shares was halted on the Toronto Stock Exchange due to WEX not timely filing its annual report and audited financial statements.  This trading suspension has not been resolved by WEX and no market for the WEX common shares has developed.

There is limited trading of the AMC shares and no market for the AMC shares has developed.

After considering the nature of the operations of AMC and WEX, the trading volume of the shares and the number of shares held by us, and other factors, we have concluded that the recorded value of marketable securities at March 31, 2013 and December 31, 2012 should be fully impaired and that the impairment loss is other-than-temporary.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2013	December 31, 2012

Computer equipment	$7,924	$7,924
Drilling equipment	141,601	141,601
Vehicles	-	-
Support equipment	39,932	39,932
Office furniture and equipment	7,459	7,459
	196,916	196,916
Less accumulated depreciation and amortization	(128,615)	(124,532)

	$68,301	$72,384

Substantially all our drilling and support equipment was idle and held for sale at March 31, 2013 and December 31, 2012.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2013	December 31, 2012

Accrued payroll and related	$101,207	$124,112
Liabilities assumed in Ra acquisition	174,419	178,018
Put option liability	120,000	120,000
Legal and consulting fees	184,350	275,760
Other	61,642	41,042

	$641,618	$738,932

NOTE 7 – NOTES PAYABLE

Our notes payable consisted of the following at:

	March 31, 2013	December 31, 2012
Capital lease payable to Heartland Wisconsin Corp., payable at $1,148 per month through May 2013, secured by equipment	$2,267	$5,595
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	175,457	175,457
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	190,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000
Accrued interest payable	80,710	77,201

	$1,611,657	$1,611,476

The two convertible notes payable to SV resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to the Peru Properties, and are more fully described in Note 3.

The two notes payable to Pinnacle resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of the Peru Properties, and are more fully described in Note 3.

As discussed in Note 3, we continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer of the Peru Properties and discussing other terms and conditions with SV, and the ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on the resolution of these matters.

NOTE 8 – AMOUNTS DUE RELATED PARTY

Amounts due to related party include a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable were still outstanding as of the date of filing this report.  At March 31, 2013, amounts due related party totaled $124,292, comprised of note principal of $115,066 and accrued interest payable of $9,226.  At December 31, 2012, amounts due related party totaled $122,575, comprised of note principal of $115,066 and accrued interest payable of $7,509.

NOTE 9 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the three months ended March 31, 2013, we issued 6,200,000 shares of our common stock to Jeffrey Dahl, a member of our Board of Directors, for services in accordance with our Consulting Agreement with him (Note 13).

During the three months ended March 31, 2012, we issued a total of 6,481,013 shares of our common stock, including: 4,000,000 shares for cash of $220,000 and 2,481,013 shares issued upon cashless exercise of warrants recorded at par value of $2,481.

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

As of March 31, 2013 and December 31, 2012, we had 415,392 shares of our common stock acquired in the Stock Purchase Program that were recorded as treasury shares at a cost of $49,008.

NOTE 10 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of March 31, 2013, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2012	34,083,333	$0.08

Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, vested and exercisable March 31, 2013	34,083,333	$0.08

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at March 31, 2013:

Expiration Date	Price	Number

2013	$0.125	2,250,000
2013	$0.15	1,750,000
2013	$0.20	3,333,333
2014	$0.12	1,000,000
2014	$0.125	2,750,000
2014	$0.04	8,500,000
2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000

		34,083,333

NOTE 11 – STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASU Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.  We had no stock-based compensation expense for the three months ended March 31, 2013 and 2012.  There was no stock compensation expense capitalized during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, we did not grant any stock options.

The following table summarizes the stock option activity during the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	7,850,000	$0.11
Granted	-
Exercised	-
Expired or cancelled	(1,500,000)	$0.10

Outstanding, vested and exercisable at March 31, 2013	6,350,000	$0.11	2.46	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.006 as of March 31, 2013 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2013, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

For the three months ended March 31, 2013 and 2012, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At March 31, 2013, we had outstanding options and warrants to purchase a total of 40,433,333 common shares that could have a future dilutive effect on the calculation of earnings per share.

NOTE 13 – CONSULTING AGREEMENTS

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

Dennis P. Gauger

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

Jeffrey Dahl

In March 2011, we entered into a Consulting Agreement (the “2011 Dahl Consulting Agreement”) with Jeffrey Dahl, a member of our Board of Directors (“Dahl”), whereby Mr. Dahl was to develop, coordinate, manage and execute a comprehensive corporate finance and business transaction campaign for us.  The 2011 Dahl Consulting Agreement had an initial term of twelve months and could be extended for subsequent terms of twelve months upon mutual written agreement of the parties.

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

In consideration for services rendered under the 2012 Dahl Consulting Agreement, we were to issue Mr. Dahl 2,000,000 shares of our common stock upon signing and 350,000 shares of our common stock for each of the months of April 2012 through March 2013.  In March 2013, we issued 6,200,000 shares of our common stock to Mr. Dahl for services valued at $116,000, based on the estimated market value of the shares, in full payment of our obligation under the 2012 Consulting Agreement.

NOTE 14 – LEGAL MATTERS

As of the date of filing this report, there are no material legal proceedings, to our knowledge, pending against us.

NOTE 15 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2013 and 2012, we made no cash payments for income taxes.

During the three months ended March 31, 2013 and 2012, we made cash payments for interest totaling $985 and $31,102, respectively.

During the three months ended March 31, 2013, we had the following non-cash financing and investing activities:

•	Decreased accrued liabilities by $116,000, increased common stock by $6,200 and increased additional paid-in capital by $109,800 for common shares issued in payment of put option liability.

During the three months ended March 31, 2012, we had the following non-cash financing and investing activities:

•	Increased marketable securities and decreased other comprehensive loss by $4,400 for unrealized gain on marketable securities.

•	Increased common stock and decreased additional paid-in capital by $2,481 for cashless exercise of warrants.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  Under the new standard, an organization will be required to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.”  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  In addition, the new standard provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation method of accounting.  The new standard is effective for entities that determine liquidation is imminent during annual periods beginning after December 15, 2013, and interim reporting periods therein.  Entities are to apply the requirements prospectively from the day that liquidation becomes imminent, and early adoption is permitted.  We are currently unable to determine the impact on our consolidated financial statements of the new standard should we be required to adopt it in the future.

NOTE 17 – SUBSEQUENT EVENTS

In April 2013, we issued 8,000,000 shares of our common stock to Mhakari pursuant to the Amended and Restated Option Agreement discussed in Note 3.

As of the date of filing this report, we had not made the $5,500 cash payment due Mhakari in April 2013 pursuant to the Amended and Restated Option Agreement.  We are currently in discussions with Mhakari and anticipate making the payment in the near future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our growth strategies, (c) our expectations regarding property acquisitions or exploration plans, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,068,786 and a total stockholders’ deficit of $3,375,430 at March 31, 2013.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the recent past has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and several of these critical accounting policies are as follows:

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of March 31, 2013 and December 31, 2012, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of March 31, 2013 and December 31, 2012, we had no capitalized mineral property acquisition costs.

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

As of March 31, 2013 and December 31, 2012, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2013 and December 31, 2012, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  Under the new standard, an organization will be required to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.”  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  In addition, the new standard provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation method of accounting.  The new standard is effective for entities that determine liquidation is imminent during annual periods beginning after December 15, 2013, and interim reporting periods therein.  Entities are to apply the requirements prospectively from the day that liquidation becomes imminent, and early adoption is permitted.  We are currently unable to determine the impact on our consolidated financial statements of the new standard should we be required to adopt it in the future.

RESULTS OF OPERATIONS

Sales

We had no rental income during the three months ended March 31, 2013 and rental income of $24,800 during the three months ended March 31, 2012.  Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding, we have significantly reduced the level of our operating costs and expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Exploration and evaluation expenses were $40,600 and $149,127 for the three months ended March 31, 2013 and 2012, respectively, and consisted of expenses for the following exploration mineral properties opportunities:

	Three Months Ended March 31,
	2013	2012

Mhakari Properties	$40,600	$-
Mina Santa Rosa	-	64,516
General and other	-	84,611

Total	$40,600	$149,127

Our exploration projects currently do not have proven or probable reserves.  More detailed explanations of these mineral properties are provided in Note 3 to our Condensed Consolidated Financial Statements.  We will be unable to advance the exploration, evaluation and development of our mineral properties until we can obtain the necessary funding.  There can be no assurance that we will be successful in these efforts.

General and administrative expenses were $154,607 and $629,775 for the three months ended March 31, 2013 and 2012, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  General and administrative expenses in prior periods were at higher levels to support the acquisition and development of new exploration property projects and business opportunities.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $4,083 and $19,268 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in depreciation and amortization expense resulted from the sale and disposal of vehicles, office furniture and drilling equipment.

Other Income (Expense)

Interest and other income are currently not material to our consolidated financial statements, and totaled $34 and $851 for the three months ended March 31, 2013 and 2012, respectively.

Interest expense was $6,293 and $377,672 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in interest expense during the current year was due primarily to the inclusion in the three months ended March 31, 2012 of interest on our senior, secured Gold Stream Facility that we entered into in September 2011 and which was repaid in April 2012.

We reported a foreign currency gain of $4,689 in the three months ended March 31, 2013 and a foreign currency loss of $19,868 in the three months ended March 31, 2012.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account, our foreign investments, and changes in foreign exchange rates.

We reported a gain on extinguishment of debt of $33,439 during the three months ended March 31, 2013 resulting from favorable settlements with certain creditors.  We had no gain on extinguishment of debt during the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $62,068,786 and a total stockholders’ deficit of $3,375,430 at March 31, 2013.  At March 31, 2013, we had current assets of $126,882 and current liabilities of $3,570,613, resulting in a working capital deficit of $3,443,731.  Included in current assets at March 31, 2013 was cash of $117,188.

We currently have no operating revenues, and as of March 31, 2013, our cash was not sufficient to fund our operating needs for the next twelve months.  As further discussed above, and in the notes to our consolidated financial statements, we have entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, if we are unable to meet the financial obligations related to our mineral properties, we may forfeit our ownership rights or options to acquire the mineral properties.  In addition, our general and administrative and support expenses will increase over current levels as we move forward with our planned expansion and development activities.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral from Waterton under our senior, secured gold stream debt facility.  We refuted all assertions of default.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon and sold to Waterton.

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

Notes Payable

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

Pursuant to the Amendments, among other things, the strategic alliance provisions contemplated in the June 1, 2011 agreement were eliminated, resulting in our acquiring 100% interest in the mineral properties in Peru.  In addition, the obligations due to SV were restructured (subject to and including a net smelter return royalty) to include two promissory notes payable to SV: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the our common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012; and (ii) a convertible note in the amount of $413,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of our common stock, at a conversion price of $0.10 per share, or 4,132,228 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012.  We continue the process of finalizing necessary transfer agreements to be filed with Peruvian governmental authorities to affect the transfer and discussing other terms and conditions with SV.  There can be no assurance that we will finalize such transfer agreements and related matters in the near term.

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to us by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at March 31, 2013); and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to our first right of refusal to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

In the year ended December 31, 2012, we made payments totaling $30,000 on Note 1.  Due to our lack of funding, we are not current with these payment obligations and there can be no assurance that we will complete the acquisition of Molyco.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the three months ended March 31, 2013, we used net cash of $167,188 in operating activities as a result of our net loss of $167,421 and non-cash gain on extinguishment of debt of $33,439, partially offset by depreciation and amortization expense of $4,083, decrease in prepaid expenses and other current assets of $60, and increases in accounts payable of $5,617 and accrued liabilities of $23,912.

During the three months ended March 31, 2012, we used net cash of $327,638 in operating activities as a result of our net loss of $1,170,059, partially offset by non-cash costs and expenses totaling $276,022, decrease in prepaid expenses and other current assets of $56,888, and an increases in accounts payable of $252,056 and accrued liabilities of $257,455.

During the three months ended March 31, 2013, we had no net cash provided by or used in investing activities.  During the three months ended March 31, 2012, we used net cash of $2,735 in investing activities, comprised of the purchase of property and equipment.

During the three months ended March 31, 2013, we used net cash of $3,328 in financing activities, comprised of payments of notes payable and long-term debt.  During the three months ended March 31, 2012, we had net cash provided by financing activities of $183,266, comprised of net proceeds from the sale of common stock of $220,000, partially offset by payments of notes payable and long-term debt of $36,734.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no material operating lease commitments in excess of twelve months or other material off-balance sheet arrangements.  Our office lease commitment, for which we currently pay $900 per month, expires in September 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of filing this report, there are no material legal proceedings, to our knowledge, pending against us.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In March 2013, we issued 6,200,000 shares of our common stock to Jeffrey Dahl, a member of our Board of Directors, for services valued at $116,000 in full payment of our obligation under the 2012 Consulting Agreement with him.

The issuance of the common stock was conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended March 31, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

4.4	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012 (7)

10.1	Independent Contractor Agreement between the Company and Dennis P. Gauger dated January 17, 2013

10.2	Amended and Restated Option Agreement between the Company and Mhakari Gold (Nevada) Inc., made as of February 26, 2013

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculations**

101.DEF	XBRL Definitions**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

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

GOLDEN PHOENIX MINERALS, INC.

Date: May 15, 2013	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: May 15, 2013	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer