Form 10-K/A
period 2012-12-31
GOLDEN PHOENIX MINERALS INC
filed 2013-06-04
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares of registrant’s common stock outstanding as of May 29, 2013 was 383,851,524.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by Golden Phoenix Minerals, Inc. (“we,” “us,” “our,”, and the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012 originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2013 .  The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of our Form 10-K.  This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information was not filed by April 30, 2013.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed and a new Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K and our consolidated financial statements have therefore been omitted.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

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

Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience, (8) our plans with respect to properties and programs, (9) our beliefs and expectations regarding litigation, (9) our position with respect to disputes, and (10) the benefits related to ownership of our common stock.  These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Form 10-K generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” in our Form 10-K and other risks and matters described in our Form 10-K and in our other SEC filings.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.  We do not undertake any obligation to update any forward-looking statements.

TABLE OF CONTENTS

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	19
	SIGNATURES	20

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

Name	Age	Position

Donald B. Gunn	61	President, Chairman of the Board, Director
John Di Girolamo	37	Director, Chair of the Audit and Nominating Committees
Jeffrey Dahl	36	Director
Hans J. Rasmussen	53	Director
Thomas J. Klein	51	Director
Dennis P. Gauger	61	Chief Financial Officer, Corporate Secretary, Director

Biographies

Donald B. Gunn.  Mr. Gunn was appointed to our Board of Directors on September 18, 2010 and President, effective March 15, 2011.  He was elected by our Board of Directors to serve as Chairman of the Board, effective March 4, 2013.  Mr. Gunn currently serves as a member and chairman of our Interim Governing Board, formed in June 2012 to address certain legal matters and to identify and advance the next steps for the development of our portfolio of mining projects.  Mr. Gunn’s business expertise is recurring revenue streams.  He brings nearly three decades of business, financial and entrepreneurial experience to the Company.  His private interests include investing and commodity trading, assisting small business start-ups and analysis of gold and silver markets.  Mr. Gunn served as the Vice President of Engineering and as a Director for Media Sciences International, Inc., an SEC reporting company in the color business printer industry, from December 1999 through 2007.  He founded ultraHue, Inc., a manufacturer of ink and toner products for computer printers in March 1996, where he served as President and Chief Executive Officer until it was acquired by Media Sciences in December 1999.  Mr. Gunn is currently part owner of PinPoint LLC, a private manufacturer of supplies for the postage meter market, where he also handles the design of new products and the sourcing of products from China and Taiwan.  He received a Bachelor’s of Science degree in Electrical Engineering from the University of Illinois in 1974.  Mr. Gunn has been a stockholder and involved with the Company for several years.

John Di Girolamo.  John Di Girolamo was appointed to our Board of Directors on October 20, 2011.  He currently serves as a member and chairman of our Board’s Audit, Nominating and Oversight/Compensation Committees and as a member of our Interim Governing Board.  Mr. Di Girolamo has over fifteen years of financial and mining experience.  He has participated in capital raises in excess of $200 million and has financed junior mining and energy companies throughout North America.  He has chaired seminars in partnership with other organizations, including the TSX, educating others on how to take companies in the mining sector public.  Mr. Di Girolamo's background includes serving as President of Investment Banking for Euroglobal Capital Partners Inc. where he structured going-public transactions, financings, and helped consult with both private and public companies on various exchanges.  He was an Investment Advisor for Pope & Company where he was directly responsible for the creation or sourcing of public listings, and the Reverse Take Over (RTO) of private companies with these entities.  He is experienced in rehabilitating legacy assets some of which have achieved production within six months of acquisition.

Jeffrey Dahl.  Jeffrey Dahl was appointed to our Board of Directors on April 28, 2012.  He currently serves as a member of our Interim Governing Board.  Mr. Dahl has an extensive client base that includes corporations, financial institutions, financial sponsors, family offices, insurance/pension funds, sovereign wealth funds, hedge funds, and private equity groups.  Formerly, Mr. Dahl has worked with Goldman Sachs & Co. in a partnership setting whereby he was responsible for introducing high-valued targets to the Special Situations division and Eastdil Secured (subsidiary of Wells Fargo & Co.) whereby he was dedicated to the sale of all major real estate product types including office, retail, hospitality, industrial, land, and multifamily properties.  Mr. Dahl has extensive experience in counseling and directing corporate mergers, acquisitions, restructurings, leveraged buyouts, raising capital, and investing. He was responsible for directing projects and providing financial advisory services to the companies that make up the investment banking client base for MS Capital (a middle-market boutique investment bank). Services included M&A advisory, lender communications, valuation, and raising capital.  Specifically, Mr. Dahl helped companies develop and implement strategic plans for competitive advantage by identifying their highest-value opportunities, address critical challenges, and transform their businesses.   Recently, Mr. Dahl has accepted the President’s position of a former client, Airdex International, Inc. (a new technology shipping pallet Company), whereby he plans to oversee operations and aid in identifying and implementing a strategic plan to grow the business.

Hans J. Rasmussen.  Mr. Rasmussen was appointed to the Board on March 15, 2011.  He currently serves as a member of our Board’s Audit, Nominating and Oversight/Compensation Committees.  Mr. Rasmussen has 30 years of professional experience in the mineral exploration industry as a geophysicist / geologist. Mr. Rasmussen has held senior positions with mining companies in North and South America.  He is currently President and CEO of Colombia Crest Gold Corp, formerly named Eaglecrest Explorations Ltd.  His positions with major mining companies included four years with Newmont Exploration Ltd., 12 years with the Kennecott Exploration / Rio Tinto group, including three years as Country Manager of Argentina and Bolivia.  While President of his own Company, Rasmussen Exploration Inc., Mr. Rasmussen has worked as a consultant with clients that included Teck Cominco Ltd., Quadra Mining Ltd., White Knight Resources and Mansfield Minerals Inc.  His experience includes conducting and managing all geological and geophysical aspects of exploration, project generation, commercial transactions and investor relations. Mr. Rasmussen is an active member of the Society of Exploration Geologists, Northwest Mining Association and the Geologic Society of Nevada. He graduated with a Master of Science from the University of Utah, and holds Bachelor of Science degrees in geology and physics from Southern Oregon State College. Mr. Rasmussen is also a Director of Samaranta Mining Corp. and Bonterra Resources Inc.

Thomas J. Klein.  Mr. Klein has been a director of the Company since December, 2008 and was appointed to the position of Chief Executive Officer, effective February 1, 2010, which position was absorbed by the creation of the Company’s Interim Governing Board in June 2012.  He currently serves as a member of our Board’s Nominating Committee.  Mr. Klein is a Tier One capital markets advisor having specialized in high net worth corporate and trust accounts for a premier Canadian bank.  Additionally, Mr. Klein advises resource-based small cap companies, assisting in all aspects of creative funding and restructuring.  Mr. Klein has recently co-founded MI3 Capital, which is focused on investing in the resource sector, specifically those companies that are in or near production.  From May, 1996 to August, 2001, Mr. Klein was an investment advisor at Scotia Capital Markets in the wealth management division providing investment portfolio advice for high net worth private and corporate clients.  From September, 2001 to March, 2003, Mr. Klein joined Blackmont Capital, Inc. as an investment advisor and served on the internal listing committee.  Mr. Klein provided advice to corporate clients for mergers and acquisitions as well as initial public offerings.  From April, 2003 to October, 2003, Mr. Klein worked in Institutional Sales with PI Financial Corp.  Since October, 2003, Mr. Klein has worked as a consultant for Private Venture Capital, providing specialized advice to public and private small cap companies in the resource and high tech sectors.

Dennis P. Gauger.  Dennis P. Gauger, CPA, is a licensed Certified Public Accountant in Utah and Nevada.  He previously served as part-time, contract Chief Financial Officer of Golden Phoenix from January 2004 to January 2008, and has served the Company as an independent accounting and compliance consultant from January 2008 to his current appointment in January 2013 as Chief Financial Officer and Secretary of the Company.  On May 24, 2013 Mr. Gauger was appointed as a member of our Board of Directors.  From May 2007 through December 2012, Mr. Gauger served as Chief Financial Officer and Corporate Secretary for BSD Medical Corporation, a publicly held medical device company.  He also has served several publicly held companies as a part-time, contract chief financial officer, including the following: from April 2004 until November 2008, Mr. Gauger served as Chief Financial Officer for Cimetrix Incorporated, a publicly held software company; from January 2004 until January 2008, Mr. Gauger served as a director, Chief Financial Officer, and Secretary for Groen Brothers Aviation, Inc., a publicly held aviation company; and from November 2001 until March 2007, Mr. Gauger served as Chief Financial Officer for Nevada Chemicals, Inc., a publicly held chemical supply company to the gold mining industry.   Additionally, over the past fifteen years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive and financial consultant.  Previously, Mr. Gauger worked for 22 years for Deloitte & Touche LLP, an international accounting and consulting firm, including 9 years as an accounting and auditing partner.  He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Committees of the Board of Directors

Our Board of Directors has set up three committees.  The following is a list of committees and their composition that are presently active.

Committee	Chairperson	Members

Audit Committee	John Di Girolamo	John Di Girolamo, Hans Rasmussen, Dennis Gauger
Nominating Committee	John Di Girolamo	John Di Girolamo, Hans Rasmussen, Thomas Klein
Oversight/Compensation Committee	John Di Girolamo	John Di Girolamo, Hans Rasmussen

Further discussion regarding each of the committees of the Board can be found below under the heading, “Meetings and Committees of the Board of Directors.”

Resignations from the Board of Directors

Effective March 4, 2013, Robert P. Martin resigned as Chairman of our Board of Directors, a position he held since February 1, 2010, and as Corporate Secretary.  Mr. Martin also served as President of the Company from January 2007 to March 2011.

On December 16, 2012, J. Roland Vetter resigned his position as our Chief Financial Officer, a position he held since February 2010.  On January 15, 2013, Mr. Vetter resigned as a member of our Board of Directors.  Mr. Vetter was serving as a member of the Audit, Nominating and Oversight/Compensation Committees of the Board.

The resignations were not a result of any disagreement with the Company, including its policies and practices.

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

Our Board formally created a Nominating Committee and adopted a Nominating Committee Charter. The members of the Nominating Committee are Messrs. Di Girolamo, Rasmussen and Klein.  In carrying out its responsibilities, the Nominating Committee will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws.  According to our Bylaws, nominations of persons for election to the Board may be made by any stockholder of the Company, entitled to vote for the election of directors at a meeting, who complies with the following notice procedures. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the secretary of the corporation.  To be timely, a stockholder’s notice must be delivered or mailed to and received at the registered office of the corporation not less than 30 days prior to the date of the meeting; provided, in the event that less than 40 days’ notice of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed.  Such stockholder’s notice shall set forth (a) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serve as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as it appears on the corporation’s books, and (ii) the class and number of shares of the corporation’s capital stock that are beneficially owned by such stockholder.

Proposals for candidates to be evaluated by the Board must be sent to the President at our administrative and accounting office, 125 East Main Street, Suite 602, American Fork, Utah 84003.

Stockholders may send communications to the Board by mail to the President, Golden Phoenix Minerals, Inc., 125 East Main Street, Suite 602, American Fork, Utah 84003.

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

As described previously, the positions of President and Chairman of the Board are vested in one individual, Donald Gunn.  In addition, our Interim Governing Board, formed in June 2012, is comprised of three members of our Board of Directors including Mr. Gunn, and addresses certain legal matters and the development of our portfolio of mining projects.  Based on factors such as the experience level of these individuals, the Company’s size and the current business environment, we believe that, at this time, separating the positions of Chairman of the Board and President is not critical to the best interests of the Company.

Risk Oversight

In its oversight role, the Board of Directors annually reviews the Company’s strategic plan, which addresses, among other things, the risks and opportunities facing the Company.  The Board also has overall responsibility for executive officer succession planning and reviews succession planning efforts each year.  The Board oversees risk management as a whole but also delegates certain risk management oversight responsibility to the Interim Governing Board and Board committees in certain instances.  As part of its responsibilities as set forth in its charter, the Audit Committee is responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies.  In this regard, the Company’s audit committee chairman prepares annually a comprehensive risk assessment report and reviews that report with the Audit Committee each year.  The Company’s management regularly evaluates controls and procedures, and reports to the Board regarding their design and effectiveness.

Audit Committee Financial Expert

We have established a separate Audit Committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We believe Mr. Di Girolamo, Audit Committee Chairman, is an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K.

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

The Audit Committee discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Audit Committee also recommended to the Board that HJ & Associates, LLC be appointed as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013.

Two independent directors currently serve on our Audit Committee: Mr. Di Girolamo (Audit Committee Chairman) and Mr. Rasmussen.  Mr. Gauger, our Chief Financial Officer and a member of our Board of Directors, also serves on the Audit Committee.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2012 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner, except for late Forms 3 and 4 filing by our director, Jeffrey Dahl, and late Forms 4 filing by our director, Hans Rasmussen.

Involvement in Certain Legal Proceedings

No director or executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 5 years.

Code of Ethics

We have adopted a code of ethics, which is available at our website at www.goldenphoenix.us.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

During fiscal year 2012, the Compensation Committee of the Board of Directors reviewed and approved executive compensation policies and practices.  Our executive compensation philosophy and the elements of our executive compensation program in fiscal 2012 are summarized as follows:

•	The main objectives of our executive compensation program are attracting, motivating and retaining the best executives and aligning their interests with our strategy of maximizing shareholder value.
•
During fiscal 2012, total direct compensation under our executive compensation program consisted of base salary generally determined by employment contracts and long-term equity incentive opportunities. However, due to financial difficulties in 2012 and 2011, significant portions of executive compensation obligations were deferred or eliminated until such time as additional capital is available. There were no bonus opportunities in fiscal year 2012.

•
The Compensation Committee is responsible for evaluating and setting the compensation levels of our executive officers. In setting compensation levels for executive officers other than the Chief Executive Officer, the Compensation Committee solicits the input and recommendations of our Chief Executive Officer, Donald Gunn.

•	The Compensation Committee did not engage outside consultants in determining fiscal year 2012 executive compensation.
•	The Compensation Committee considers all relevant competitive factors in determining compensation for our executive officers.

The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during the fiscal years ended December 31, 2012, 2011 and 2010.  Director compensation for these individuals is provided elsewhere.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(i)	(j)

Donald B. Gunn (2)	2012	$ 60,000	$ -	$ -	$ -	$ 60,000
President	2011	$ 21,000	-	24,719	-	45,719
	2010	-	-	-	-	-

Dennis P. Gauger (3)	2012	-	-	-	60,100	60,100
Chief Financial Officer	2011	-	-	14,832	51,500	66,332
	2010	-	-	-	49,400	49,400

Thomas J. Klein (4)	2012	187,500	-	-	-	187,500
Former Chief Executive Officer	2011	165,000	45,000	24,719	-	234,719
	2010	151,250	-	-	618,256	769,506

J. Roland Vetter (5)	2012	88,000	-	-	-	88,000
Former Chief Financial Officer	2011	45,000	18,000	24,719	-	87,719
	2010	27,500	-	-	-	27,500

Robert P. Martin (6)	2012	36,000	-	-	-	36,000
Former President and Chairman of	2011	65,769	-	187,679	-	253,448
the Board	2010	145,192	-	-	420,000	565,192

(1)
The amounts shown in column (e) reflect the aggregate grant date fair value with respect to employee stock options granted to the Named Executive Officers during the respective fiscal years in accordance with ASC Topic 718.  The stock options awarded in fiscal year 2011 vested 100% upon grant and have a five year term.  Assumptions used in calculating the amounts for fiscal year 2011 are included in the notes to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  No stock options were awarded to the Named Executive Officers during fiscal years 2012 and 2010.

(2)	Mr. Gunn was appointed President in March 2011.

(3)
Mr. Gauger was appointed Chief Financial Officer and Secretary of the Company in January 2013.  The amounts in column (i) reflect the payments made to Mr. Gauger as an independent accounting and compliance consultant.

(4)
Mr. Klein was appointed Chief Executive Officer in February 2010, which position was absorbed by the creation of our Interim Governing Board in June 2012.  The other compensation paid to Mr. Klein in 2010 consisted of fees earned in connection with the sale of our Mineral Ridge net assets and the formation of the Mineral Ridge LLC.

(5)	Mr. Vetter was appointed Chief Financial Officer in January 2010 and resigned that position in December 2012.

(6)
Mr. Martin served as President of the Company from January 2007 to March 2011 and as Chairman of the Board from February 2010 until his resignation from that position in March 2013.   The other compensation paid to Mr. Martin in 2010 consisted of amounts paid or converted to promissory notes payable to Mr. Martin pursuant to a debt settlement agreement and relate to the retirement of obligations due Mr. Martin pursuant to a Production Payment Purchase Agreement.

Employment and Consulting Agreements of Executive Officers and Directors

Donald B. Gunn

On December 7, 2011, we entered into a Consulting Agreement (the “Gunn Consulting Agreement with Donald Gunn, whereby Mr. Gunn is to provide services to the Company in his role as President of the Company.  Mr. Gunn was appointed President of the Company effective March 15, 2011.  Pursuant to the Gunn Consulting Agreement, the Company has accrued monthly compensation to Mr. Gunn of $3,000 from July through November 2011 and $6,000 from December 31, 2011 forward.

As of December 31, 2012, unpaid compensation payable to Mr. Gunn totaled $75,000.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain what portion of the compensation payable will ultimately be paid to Mr. Gunn.

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

From January 2008 to his current appointment in January 2013 as Chief Financial Officer, Mr. Gauger served the Company as an independent accounting and compliance consultant.

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

As of December 31, 2012, unpaid compensation payable to Mr. Klein totaled $200,656.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain what portion of the compensation payable will ultimately be paid to Mr. Klein.

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

As of December 31, 2012, unpaid compensation payable to Mr. Vetter totaled $50,000.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain what portion of the compensation payable will ultimately be paid to Mr. Vetter.

Robert P. Martin

We entered into an Employment Agreement with Robert P. Martin, former President of the Company and former Chairman of the Board of Directors, on March 8, 2006, and into an Addendum to the Employment Agreement on January 31, 2007. Pursuant to these agreements, Mr. Martin received an annual salary of $145,000.  Portions of Mr. Martin’s salary were deferred during 2010.

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

As of December 31, 2012, unpaid compensation payable to Mr. Martin totaled $33,000.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain what portion of the compensation payable will ultimately be paid to Mr. Martin.

Stock Option Plans

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
____________

(1) Includes shares issuable upon exercise of stock options to employees and directors under the 2007 Plan.

(2) Includes 34,083,333 shares issuable upon exercise of warrants.

Outstanding Equity Awards at December 31, 2012 Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Donald B. Gunn	100,000	-	100,000	0.04	09/20/2015
Donald B. Gunn	500,000	-	500,000	0.10	12/22/2016
Dennis P. Gauger	100,000	-	100,000	0.19	05/08/2013
Dennis P. Gauger	300,000	-	300,000	0.10	12/22/2016
Thomas J. Klein	500,000	-	500,000	0.10	12/22/2016
J. Roland Vetter	100,000	-	100,000	0.22	05/21/2013
J. Roland Vetter	500,000	-	500,000	0.10	12/22/2016
Robert P. Martin	250,000	-	250,000	0.19	05/08/2013
Robert P. Martin	100,000	-	100,000	0.045	02/01/2015
Robert P. Martin	500,000	-	500,000	0.11	09/01/2014
Robert P. Martin	1,500,000	-	1,500,000	0.11	09/01/2014

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Grants of Plan-Based Awards – Fiscal Year 2012

There were no plan-based awards granted to the Company’s Named Executive Officers in fiscal year 2012.

Option Exercises and Stock Vested for Fiscal Year 2012

The Named Executive Officers did not exercise any stock options in fiscal year 2012.

Potential Payments Upon Termination

As of December 31, 2012, we did not have any agreement with any of our Named Executive Officers to pay them severance or other benefits following termination of their compensation agreements.

Compensation of Directors

Starting January 1, 2007, the Company adopted a stipend system to compensate our directors, whereby each director received $1,000 per month. During 2010, the Board revised this policy such that director stipends were $500 per month, but during the year ended December 31, 2011, the Board reinstated the $1,000 per month stipend level. Also, during the year ended December 31, 2011, our Board approved a supplemental fee of $500 per committee meeting for all non-executive directors participating as a member of a committee of the Board.  Further, reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence of payment therefore. In addition, our directors are generally granted a stock option for 100,000 shares upon appointment to the Board.  These options vest 100% upon grant, are exercisable for a period of five years and have an exercise price equal to the market price of the Company’s common stock on the date of the option grant. The following table sets forth compensation earned by our directors for the fiscal year ended December 31, 2012.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)

Donald B. Gunn	12,000	-	-	-	12,000
Thomas J. Klein	12,000	-	-	-	12,000
J. Roland Vetter	12,000	-	-	-	12,000
Robert P. Martin	12,000	-	-	-	12,000
Hans J. Rasmussen	15,000	-	-	-	15,000
John Di Girolamo	18,000	-	-	-	18,000
Jeffrey Dahl (1)	10,000	-	1,306	-	11,306

(1)	Jeffrey Dahl was appointed to our Board of Directors in April 2012 and was granted an option for 100,000 shares of our common stock at an exercise price of $0.0149 per share.
(2)
The amounts shown in column (d) reflect the aggregate grant date fair value with respect to director stock options granted in accordance with ASC Topic 718.  The stock options awarded in fiscal year 2012 vested 100% upon grant and have a five year term.  Assumptions used in calculating the amounts for fiscal year 2012 are included in the notes to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

As of December 31, 2012, unpaid directors fees payable to Messrs. Gunn, Klein, Vetter, Martin, Rasmussen, Di Girolamo, and Dahl totaled $6,000, $6,000, $4,000, $6,000, $9,000, $6,000 and $5,000, respectively.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain when the directors fees payable will ultimately be paid to our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to beneficial ownership of our Common Stock as of May 29, 2013 for (i) our Named Executive Officers, (ii) each of our directors, (iii) each holder of 5.0% or greater of our Common Stock, and (iv) all executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities.  Shares subject to options that are exercisable within 60 days following May 29, 2013 are deemed to be outstanding and beneficially owned by the optionee or group of optionees for the purpose of computing share and percentage ownership of that optionee or group of optionees, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown beneficially owned by them.  The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares.  The percentage calculation of beneficial ownership is based on 383,851,524 shares of Common Stock outstanding as of May 29, 2013.  Except as otherwise noted, the address of each person listed on the following table is 125 East Main Street, Suite 602, American Fork, Utah 84043.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent

Officers and Directors
Donald B. Gunn (1)	7,415,500	1.93%
Dennis P. Gauger (2)	918,000	*
Thomas J. Klein (3)	4,637,118	1.21%
Robert P. Martin (4)	6,506,219	1.69%
Hans J. Rasmussen (5)	1,350,000	*
John Di Girolamo (6)	500,000	*
Jeffrey Dahl (7)	8,800,000	2.28%

All Executive Officers and Directors as a Group (7 persons) (8)	30,126,837	7.69%

* Less than 1%

(1)	Includes 600,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after May 29, 2013.
(2)	Includes 900,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after May 29, 2013.
(3)	Includes 500,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after May 29, 2013.
(4)	Includes 2,100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after May 29, 2013.
(5)	Includes 500,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after May 29, 2013.
(6)	Includes 500,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after May 29, 2013.
(7)	Includes 100,000 shares subject to stock options and 2,500,000 shares subject to warrants that are currently exercisable or exercisable within 60 days after May 29, 2013.
(8)	Includes 5,100,000 shares subject to stock options and 2,500,000 shares subject to warrants that are currently exercisable or exercisable within 60 days after May 29, 2013.

Equity Compensation Plans

For information regarding our equity compensation plans, please see Item 11, above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amounts Due Related Parties

Amounts due to related parties in our consolidated financial statements include a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable was still outstanding as of the date of filing this report.  At December 31, 2012, amounts due related parties totaled $122,575, comprised of note principal of $115,066 and accrued interest payable of $7,509.

Consulting and Employment Agreements

As further discussed in the Notes to Consolidated Financial Statements and in Item 11 above, we have entered into consulting and employment agreements with certain of our officers and directors.

Jeffrey Dahl Consulting Agreements

In March 2011, we entered into a Consulting Agreement (the “2011 Dahl Consulting Agreement”) with Jeffrey Dahl, who was appointed a member of our Board of Directors in April 2012 (“Dahl”), whereby Mr. Dahl was to develop, coordinate, manage and execute a comprehensive corporate finance and business transaction campaign for us.  The 2011 Dahl Consulting Agreement had an initial term of twelve months and could be extended for subsequent terms of twelve months upon mutual written agreement of the parties.

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

In consideration for services rendered under the 2012 Dahl Consulting Agreement, we issued to Mr. Dahl a total of 6,200,000 shares of our common stock in March 2013, and recorded total consulting expense of $116,000, of which $105,500 was accrued at December 31, 2012.

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

In accordance with these guidelines, the Board has determined that current Board members John Di Girolamo and Hans Rasmussen are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ & Associates, LLC.  We retained the firm of HJ & Associates, LLC as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2012.  We have appointed HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2013.

Audit Fees

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed for services rendered for the audits of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $80,400 and $112,500, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2012 and 2011, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, there were no fees billed for tax compliance services. There was no tax-planning advice provided in 2012 or 2011.

All Other Fees

For the fiscal years ended December 31, 2012 and 2011, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following Exhibits are filed as part of this Annual Report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: June 4, 2013	By:	/s/ Donald B. Gunn
Name: Donald B. Gunn
Title: President and Chair of Interim Governing Board
(Principal Executive Officer)

Date: June 4, 2013	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Donald B. Gunn
Donald B. Gunn	President, Chair of Interim Governing Board and Director	June 4, 2013

/s/ Dennis P. Gauger
Dennis P. Gauger	Chief Financial Officer and Director	June 4, 2013

/s/ Thomas Klein
Thomas Klein	Director	June 4, 2013

/s/ Hans Rasmussen
Hans Rasmussen	Director	June 4, 2013

/s/ John Di Girolamo
John Di Girolamo	Director	June 4, 2013

/s/ Jeffrey Dahl
Jeffrey Dahl	Director	June 4, 2013