Form 10-Q
period 2013-06-30
GOLDEN PHOENIX MINERALS INC
filed 2013-08-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes ☐                      No ☒

As of August 14, 2013 there were 391,851,524 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$36,213	$287,704
Prepaid expenses and other current assets	5,076	9,754
Marketable securities	-	-
Total current assets	41,289	297,458

Property and equipment, net (substantially all held for sale)	67,673	72,384

Debt issuance costs	2,716	-

	$111,678	$369,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,208,400	$1,220,868
Accrued liabilities	680,523	738,932
Accrued interest payable	95,394	84,710
Notes payable	1,532,853	1,534,275
Derivative liability	99,794	-
Amounts due to related party	115,066	115,066
Total current liabilities	3,732,030	3,693,851

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 383,851,524 and 369,651,524 shares issued and outstanding, respectively	383,852	369,652
Additional paid-in capital	58,404,795	58,256,712
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(62,359,991)	(61,901,365)
Total stockholders’ deficit	(3,620,352)	(3,324,009)

	$111,678	$369,842

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Rental income	$-	$1,100	$-	$25,900

Operating costs and expenses:
Exploration and evaluation expenses	81,700	81,075	122,300	230,202
General and administrative expenses	149,528	688,214	304,135	1,317,989
Depreciation and amortization expense	628	15,678	4,711	34,946

Total operating costs and expenses	231,856	784,967	431,146	1,583,137

Loss from operations	(231,856)	(783,867)	(431,146)	(1,557,237)

Other income (expense):
Interest and other income	14	435	48	1,286
Interest expense	(11,115)	(132,101)	(17,408)	(509,773)
Loss on derivative liability	(57,294)	-	(57,294)	-
Foreign currency gain (loss)	7,446	(52,099)	12,135	(71,967)
Gain on disposition of interest in LLC	-	6,209,912	-	6,209,912
Loss on disposition of property and equipment	-	(439)	-	(439)
Gain on extinguishment of debt	1,600	-	35,039	-

Total other income (expense)	(59,349)	6,025,708	(27,480)	5,629,019

Income (loss) before income taxes	(291,205)	5,241,841	(458,626)	4,071,782
Provision for income taxes	-	-	-	-

Net income (loss)	(291,205)	5,241,841	(458,626)	4,071,782

Unrealized gain on marketable securities	-	83,400	-	87,800

Comprehensive income (loss)	$(291,205)	$5,325,241	$(458,626)	$4,159,582

Income (loss) per common share, basic and diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	381,502,066	383,736,133	375,848,287	377,555,070

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(458,626)	$4,071,782
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	4,711	34,946
Stock-based compensation	2,283	-
Gain on extinguishment of debt	(35,039)	-
Amortization of debt issuance costs to interest expense	284	287,869
Amortization of debt discount to interest expense	4,173	-
Loss on derivative liability	57,294	-
Issuance of warrants for services	-	57,829
Foreign currency loss	-	71,100
Loss on disposition of property and equipment	-	439
Gain on disposition of interest in LLC	-	(6,209,912)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	4,678	87,663
Increase in accounts payable	22,571	786,733
Increase in accrued liabilities	112,275	268,847

Net cash used in operating activities	(285,396)	(542,704)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,735)
Proceeds from the disposition of property and equipment	-	17,000

Net cash provided by investing activities	-	14,265

Cash flows from financing activities:
Proceeds from the issuance of debt	42,500	-
Net proceeds from the sale of common stock	-	412,500
Proceeds from the issuance of warrants	-	20,000
Payment of debt issuance costs	(3,000)	-
Payments of notes payable and long-term debt	(5,595)	(39,816)

Net cash provided by financing activities	33,905	392,684

Net decrease in cash	(251,491)	(135,755)
Cash, beginning of the period	287,704	154,607

Cash, end of the period	$36,213	$18,852

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

We have embarked upon an acquisition plan targeting mineral projects with near-term production potential throughout North, Central and South America.  As funding allows, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

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

The interim financial information of the Company as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2012 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,359,991 and a total stockholders’ deficit of $3,620,352 at June 30, 2013.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the recent past has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

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

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation of 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock in tranches concurrent with our receipt of the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock were returned to us in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount, and elected not to make further payments in July 2013 as scheduled in the Rescission Agreement.  As a result, we currently own a 10% interest in the JV Company.

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

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement (which amount was paid) and $5,500 within 60 days thereafter; $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.  We currently are in default on the $5,500 60-day payment and the $20,000 3-month payment.

Equity payments: 8,000,000 shares of our common stock upon the execution of the agreement (which shares were issued April 22, 2013); an additional 7,000,000 shares of our common stock on the 4 month anniversary of the agreement (which shares were issued July 2, 2013); and an additional 5,000,000 shares on the 12 month anniversary of the agreement.

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

North Springs Properties

Under the terms of an Exploration and Mining Lease with Options to Purchase Agreement effective June 17, 2013 (the “North Springs Agreement”), we acquired the rights to 16 unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, located near the operating Mineral Ridge gold project (the “North Springs Properties”).  As required by the North Springs Agreement, we made advance royalty payments of $5,000 cash in June 2013 and issued 1,000,000 shares of our common stock in July 2013.  We are further obligated to make the following payments under the terms of the North Springs Agreement:

Date	Cash Payment	Common Share Payment

First Anniversary of Effective Date	$10,000	1,000,000 shares

Second Anniversary of Effective Date	$15,000	1,000,000 shares

Third Anniversary of Effective Date	$20,000	1,000,000 shares

Fourth Anniversary of Effective Date	$25,000	1,000,000 shares

Fifth Anniversary of Effective Date	$30,000

Six through Tenth Anniversary of Effective Date	$50,000

Eleventh through Fifteenth Anniversary of Effective Date	$75,000

Sixteenth and Each Subsequent Anniversary of Effective Date	$100,000

Subject to prior termination, the term of the North Springs Agreement shall be for a period of twenty years commencing on the effective date.  The Company is obligated to pay a production royalty equal to three percent of the Net Smelter Returns (“NSR”) from the production or sale of minerals from the North Springs Properties and meet defined minimum annual work commitments ranging from $10,000 in the first year to $100,000 beginning in the fifth year and thereafter

Canadian Properties and Projects

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

SV and the Company have not finalized the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer of the Peru Properties to us, and there can be no assurance that we will finalize such transfer agreements and resolve related matters with SV in the near term.

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

Because the documents required to transfer ownership of the Peru Properties to us have not been finalized, we have made only partial payments on these notes payable.  There can be no assurance that we will complete the acquisition of Molyco.  Pinnacle has initiated legal action related to these unpaid obligations (see Note 14).

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

In October 2012, Silver Global returned to us the 25,000,001 shares of our common stock and we cancelled these shares.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount, and elected not to make further payments in July 2013 as scheduled in the Rescission Agreement.  As a result, we currently own a 10% interest in the JV Company.  We intend to either participate as a 10% owner in the Santa Rosa project, or sell all or a part of our interest in the JV Company to a third party.

As previously described, because of lack of funding we currently are unable to significantly advance the exploration and evaluation activities on our mineral properties.  Exploration and evaluation expenses included in our condensed consolidated statements of operations and comprehensive loss were comprised of expenses incurred for the following exploration mineral properties opportunities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Mhakari Properties	$70,300	$-	$110,900	$-
North Springs Properties	11,400	-	11,400	-
Mina Santa Rosa	-	-	-	64,516
General and other	-	81,075	-	165,686

Total	$81,700	$81,075	$122,300	$230,202

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

After considering the nature of the operations of AMC and WEX, the lack of trading volume of the shares, the number of shares held by us, and other factors, we have concluded that the recorded value of marketable securities at June 30, 2013 and December 31, 2012 should be fully impaired and that the impairment loss is other-than-temporary.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2013	December 31, 2012

Computer equipment	$5,466	$7,924
Drilling equipment	141,601	141,601
Support equipment	39,932	39,932
Office furniture and equipment	7,459	7,459
	194,458	196,916
Less accumulated depreciation and amortization	(126,785)	(124,532)

	$67,673	$72,384

Substantially all our drilling and support equipment was idle and held for sale at June 30, 2013 and December 31, 2012.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2013	December 31, 2012

Accrued payroll and related	$99,740	$124,112
Liabilities assumed in Ra acquisition	168,690	178,018
Put option liability	120,000	120,000
Legal and consulting fees	199,350	275,760
Other	92,743	41,042

	$680,523	$738,932

NOTE 7 – NOTES PAYABLE

Our notes payable consisted of the following at:

	June 30, 2013	December 31, 2012
Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	$175,457	$175,457
Convertible note payable to an institutional investor, with interest at 8% per annum, payable March 6, 2014, net of discount of $38,327	4,173	-
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	190,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000
Capital lease payable to Heartland Wisconsin Corp., repaid in 2013	-	5,595

	$1,532,853	$1,534,275

Convertible Note Payable to Institutional Investor

On June 4, 2013 we entered into a convertible promissory note payable to an institutional investor (“investor”) for $42,500 (“Convertible Note”), which bears interest at an annual rate of 8% and matures on March 6, 2014.  The investor has the right, after the first 180 days of the note, to convert the Convertible Note and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

At any time for the period beginning on the date of the Convertible Note and ending on the date which is 30 days following the date of the Convertible Note, we may prepay the Convertible Note upon payment of an amount equal to the outstanding principal multiplied by 110%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 115%, 120%, 125%, 130% and 135% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the Convertible Note, we will have no right of prepayment.

At the inception of the Convertible Note, we recorded debt issuance costs of $3,000 and a debt discount and a derivative liability of $42,093 related to the conversion feature.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the Convertible Note.  As of June 30, 2013, accrued interest payable on the Convertible Note was $242.

During the three months and six months ended June 30, 2013, we had the following activity in the accounts related to the Convertible Note:

	Derivative Liability	Debt Discount	Loss on Derivative Liability

Derivative liability at inception of the note	$42,093	$42,093	$-
Loss on derivative liability	57,701	407	(57,294)
Amortization of debt discount to interest expense	-	(4,173)	-

Balance at June 30, 2013	$99,794	$38,327	$(57,294)

At June 30, 2013, we estimated the fair value of the derivative for the conversion feature at $99,794 and recorded a loss on derivative liability of $57,294.  The estimated fair values at the inception of the Convertible Note and at June 30, 2013 were calculated using the Black-Scholes pricing model with the following assumptions:

	Inception	June 30, 2013

Risk-free interest rate	0.11%	0.13%
Expected life in years	0.75%	0.68%
Dividend yield	0%	0%
Expected volatility	204.08%	274.36%

Other Notes Payable

The two convertible notes payable to SV resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to the Peru Properties, and are more fully described in Note 3.

The two notes payable to Pinnacle resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of the Peru Properties, and are more fully described in Note 3.  As described in Notes 3 and 14, we have made only partial payments on the notes payable to Pinnacle.  Pinnacle has initiated legal action related to these unpaid obligations (see Note 14).

As discussed in Note 3, we have not finalized the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer of the Peru Properties to us, and the ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on our finalizing such transfer agreements and our resolving related matters with SV.

NOTE 8 – AMOUNTS DUE RELATED PARTY

Amounts due to related party include a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable were still outstanding as of the date of filing this report.  At June 30, 2013 and December 31, 2013, the note payable had a principal balance of $115,066, and related accrued interest payable was $10,933 and $7,509, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the six months ended June 30, 2013, we issued a total of 14,200,000 shares of our common stock: 6,200,000 shares valued at $116,000 to Jeffrey Dahl, a member of our Board of Directors, for services in accordance with our Consulting Agreement with him (Note 13) and 8,000,000 shares valued at $44,000 for exploration and evaluation expenses.

During the six months ended June, 2012, we issued a total of 26,617,377 shares of our common stock, including: 24,136,364 shares for cash of $412,500 ($425,000 less $12,500 in finder’s fees) and 2,481,013 shares issued upon cashless exercise of warrants recorded at par value of $2,481.

As of June 30, 2013 and December 31, 2012, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that were recorded as treasury shares at a cost of $49,008.

NOTE 10 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of June 30, 2013, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2012	34,083,333	$0.08

Granted	-
Canceled / Expired	(4,083,333)	$0.19
Exercised	-

Outstanding and exercisable, June 30, 2013	30,000,000	$0.07

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at June 30, 2013:

Expiration Date	Price	Number

2013	$0.125	1,500,000
2013	$0.15	1,750,000
2014	$0.12	1,000,000
2014	$0.125	2,750,000
2014	$0.04	8,500,000
2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000

		30,000,000

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

Stock-based compensation expense included in general and administrative expenses for the three months and six months ended June 30, 2013 was $2,283.  We had no stock-based compensation expense for the three months and six months ended June 30, 2012.  There was no stock compensation expense capitalized during the three months and six ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, we granted to an officer and director stock options to purchase a total of 600,000 shares of our common stock at an exercise price of $0.0042 per share.  We estimated the grant date fair value of these options at $0.0038 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.41%
Expected life in years	5.0
Dividend yield	0%
Expected volatility	149.42%

The following table summarizes the stock option activity during the six months ended June 30, 2013:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	7,850,000	$0.11
Granted	600,000	$0.004
Exercised	-
Expired or cancelled	(2,350,000)	$0.13

Outstanding, vested and exercisable at June 30, 2013	6,100,000	$0.09	2.80	$ 1,260

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.006 as of June 30, 2013 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2013, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

For the three months and six months ended June 30, 2013 and 2012, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At June 30, 2013, we had outstanding options and warrants to purchase a total of 36,100,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

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

In April 2012, we entered into a Consulting Agreement (the “2012 Dahl Consulting Agreement”) with Mr. Dahl, whereby Mr. Dahl was to provide certain services to us in seeking out financing and other advisory services.  The 2012 Dahl Consulting Agreement had an initial term of twelve months and was not extended upon its expiration in April 2013.

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

NOTE 14 – LEGAL MATTERS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse material financial impact on the Company.

We currently are involved in litigation relating to efforts by a vendor and a former employee seeking to collect amounts alleged to be owed to them by us.  A judgment favorable to the former employee has been granted.  We believe we have accrued sufficient amounts in our condensed consolidated financial statements for the ultimate outcome of these claims; however, our current financial position will make it difficult to fund any payments that may be required for these matters.

As discussed in Note 3, the documents required to transfer ownership of the Peru Properties to us have not been finalized.  As a result, we have made only partial payments on notes payable owed to Pinnacle Minerals Corporation (previously defined as “Pinnacle”) related to our acquisition of an interest in Molyco, LLC, an entity which controls a portion of the Peru Properties.  Pinnacle has initiated legal action to collect the balances of the notes payable that we have recorded in our condensed consolidated financial statements (see Note 7).  This matter has moved to binding arbitration as called for in the note agreements, and the ultimate outcome is uncertain.

NOTE 15 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2013 and 2012, we made no cash payments for income taxes.

During the six months ended June 30, 2013 and 2012, we made cash payments for interest totaling $1,763 and $33,226, respectively.

During the six months ended June 30, 2013, we had the following non-cash financing and investing activities:

•
Decreased accrued liabilities by $160,000, increased common stock by $14,200 and increased additional paid-in capital by $145,800 for common shares issued in payment of accrued consulting fees and exploration and evaluation expenses.

During the six months ended June 30, 2012, we had the following non-cash financing and investing activities:

•	Increased marketable securities and decreased other comprehensive loss by $87,800 for unrealized gain on marketable securities.

•	Increased common stock and decreased additional paid-in capital by $2,481 for cashless exercise of warrants.

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

NOTE 17 – SUBSEQUENT EVENTS

In July 2013, we issued 7,000,000 shares of our common stock to Mhakari pursuant to the Amended and Restated Option Agreement discussed in Note 3.

In July 2013, we issued a total of 1,000,000 shares of our common stock to two parties pursuant to the North Springs Agreement discussed in Note 3.

As of the date of filing this report, we had not made the $5,500 cash payment due Mhakari in April 2013 and the $20,000 cash payment due Mhakari in May 2013 pursuant to the Amended and Restated Option Agreement.  We are currently in discussions with Mhakari and anticipate making payments in the near future.

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

We have embarked upon an acquisition plan targeting stage mineral projects with near-term production potential throughout North, Central and South America.  As funding allows, we anticipate analyzing several prospective properties, with a view towards optioning a select group of properties on acceptable terms and conditions.  From the optioned properties, we hope to identify those projects that can be advanced toward commercial production.

Our mineral properties currently include: the Adams Mine and Duff Claim Block near Denio, Nevada; the Northern Champion molybdenum property in Ontario, Canada; and four gold and base metal properties in the Shining Tree District in Ontario, Canada.  As more fully described in the Notes to Consolidated Financial Statements, we have entered into agreements to acquire: an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the Mineral Ridge property near Silver Peak, Nevada; rights to the North Springs Properties consisting of unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, located near the operating Mineral Ridge gold project, a 100% interest in five gold and molybdenum properties in Peru; a 10% interest in the Mina Santa Rosa gold mine located in Panama; and an option to acquire a 100% undivided interest in 61 unpatented mining claims in North Williams Township in Ontario, Canada.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,359,991 and a total stockholders’ deficit of $3,620,352 at June 30, 2013.  A significant portion of these deficits result from our accounting policy of expensing exploration and evaluation costs for our mineral properties, including acquisition of exploration mineral properties and interests in joint ventures with mineral properties in the exploration and evaluation stage, due to the uncertainty as to the recoverability of these costs.  Our only source of operating revenues for the recent past has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

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

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global, S.A. (“Silver Global”) and Golden Phoenix Panama, S.A. (the “JV Company”) (collectively the “Parties”) whereby the Parties agreed to resolve outstanding disputes and rescind the Definitive Acquisition Agreement entered into on September 16, 2011 to develop the Santa Rosa mining project in Panama.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation of 25,000,001 shares of our common stock.  We are to transfer our 15% ownership interest in the JV Company to Silver Global via release of our 15 shares of JV Company common stock in tranches concurrent with our receipt of the scheduled payments over twelve months.  We received the first payment from Silver Global of $350,000 in August 2012 and the 25,000,001 shares of our common stock were returned to us in October 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount, and elected not to make further payments in July 2013 as scheduled in the Rescission Agreement.  As a result, we currently own a 10% interest in the JV Company.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of June 30, 2013 and December 31, 2012, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of June 30, 2013 and December 31, 2012, we had no capitalized mineral property acquisition costs.

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

As of June 30, 2013 and December 31, 2012, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Debt Issuance Costs

Costs incurred with closing certain debt are capitalized and amortized to interest expense through the life of the debt.

Derivative for Conversion Feature

We estimate the fair value of the derivative for the conversion feature of our Convertible Note using the Black-Scholes pricing model at the inception of the Convertible Note and at each reporting date, recording a derivative liability and a gain or loss on derivative liability as applicable.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2013 and December 31, 2012, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RESULTS OF OPERATIONS

Sales

We had no rental income during the three months and six months ended June 30, 2013 and rental income of $1,100 and $25,900 during the three months and six months ended June 30, 2012, respectively.  Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding, we have significantly reduced the level of our operating costs and expenses during the three months and six months ended June 30, 2013 compared to the comparable periods in 2012.

Our exploration and evaluation expenses consisting of expenses for the following exploration mineral properties opportunities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Mhakari Properties	$70,300	$-	$110,900	$-
North Springs Properties	11,400	-	11,400	-
Mina Santa Rosa	-	-	-	64,516
General and other	-	81,075	-	165,686

Total	$81,700	$81,075	$122,300	$230,202

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

General and administrative expenses were $149,528 and $688,214 for the three months ended June 30, 2013 and 2012, and $304,135 and $1,317,989 for the six months ended June 30, 2013 and 2012, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  General and administrative expenses in prior periods were at higher levels to support the acquisition and development of new exploration property projects and business opportunities.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $628 and $15,678 for the three months ended June 30, 2013 and 2012, and $4,711 and $34,946 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in depreciation and amortization expense resulted from the sale and disposal of vehicles, office furniture and drilling equipment.

Other Income (Expense)

Interest and other income are currently not material to our consolidated financial statements, and totaled $14 and $435 for the three months ended June 30, 2013 and 2012, and $48 and $1,286 for the six months ended June 30, 2013 and 2012, respectively.

Interest expense was $11,115 and $132,101 for the three months ended June 30, 2013 and 2012, and $17,408 and $509,773 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in interest expense during the current year was due primarily to the inclusion in the three months and six months ended June 30, 2012 of interest on our senior, secured Gold Stream Facility that we entered into in September 2011 and which was repaid in April 2012.

We reported a loss on derivative liability of $57,294 for the three months and six months ended June 30, 2013 related to a convertible promissory note payable to an institutional investor of $42,500 dated June 4, 2013.  We have estimated the fair value of the derivative for the conversion feature of the note at the inception of the note and at June 30, 2013 using the Black-Scholes pricing model, resulting in the loss on derivative liability.  We had no such loss for the three months and six months ended June 30, 2012.

We reported a foreign currency gain of $7,446 and $12,135 in the three months and six months ended June 30, 2013, respectively, and a foreign currency loss of $52,099 and $71,967 in the three months and six months ended June 30, 2012, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account, our foreign investments, and changes in foreign exchange rates.  As further discussed in the notes to our condensed consolidated financial statements, we have fully impaired our foreign investments, resulting in substantially less foreign currency gain or loss in the current year.

We reported a loss on disposition of property and equipment of $439 in the three months and six months ended June 30, 2012.  We had no gain or loss on disposition of property and equipment in the current year.

We reported a gain on extinguishment of debt of $1,600 and $35,039 during the three months and six months ended June 30, 2013, respectively, resulting from favorable settlements with certain creditors.  We had no gain on extinguishment of debt during the three months or six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $62,359,991 and a total stockholders’ deficit of $3,620,352 at June 30, 2013.  At June 30, 2013, we had current assets of $41,289 and current liabilities of $3,732,030, resulting in a working capital deficit of $3,690,741.  Included in current assets at June 30, 2013 was cash of $36,213.

We currently have no operating revenues, and as of June 30, 2013, our cash was not sufficient to fund our operating needs for the next twelve months.  As further discussed above, and in the notes to our condensed consolidated financial statements, we have entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  In addition, if we are unable to meet the financial obligations related to our mineral properties, we may forfeit our ownership rights or options to acquire the mineral properties.  In addition, our general and administrative and support expenses will increase over current levels as we move forward with our planned expansion and development activities.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral from Waterton under our senior, secured gold stream debt facility.  We refuted all assertions of default.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon and sold to Waterton.

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global to resolve outstanding disputes and rescind this agreement.  In accordance with the terms of the Rescission Agreement, Silver Global is to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments and return to us for cancellation 25,000,001 shares of our common stock.  We are to transfer our 15% ownership in the JV Company to Silver Global via release of our 15 shares of JV Company common stock as payments are received by us from Silver Global.  We received the first cash payment of $350,000 in August 2012 and the 25,000,001 shares of common stock were returned to us in October 12, 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount and elected not to make further payments in July 2013 as scheduled in the Rescission Agreement.  As a result, we currently own a 10% interest in the JV Company.  We intend to either participate as a 10% owner in the Santa Rosa project, or sell all or a part of our interest in the JV Company to a third party.

As a result of these developments, our fund raising ability has been hampered, and we have scaled back our mineral property exploration and evaluation activities and reduced the level of our operations.  We currently have no source of operating revenues.  We recently obtained limited funding from a convertible note payable; however, we are largely dependent on the receipt of further cash payments from the Rescission Agreement or other sources related to our 10% interest in the JV Company to fund our operations.

Convertible Note Payable to Institutional Investor

On June 4, 2013 we entered into a convertible promissory note payable to an institutional investor (previously defined as “investor”) for $42,500 (previously defined as “Convertible Note”), which bears interest at an annual rate of 8% and matures on March 6, 2014.  The investor has the right, after the first 180 days of the note, to convert the Convertible Note and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

At any time for the period beginning on the date of the Convertible Note and ending on the date which is 30 days following the date of the Convertible Note, we may prepay the Convertible Note upon payment of an amount equal to the outstanding principal multiplied by 110%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 115%, 120%, 125%, 130% and 135% of the outstanding principal, together with accrued and unpaid interest.  After the expiration of 180 days following the date of the Convertible Note, we will have no right of prepayment.

We have estimated the fair value of the derivative for the conversion feature of the Convertible Note at inception and at June 30, 2013 using the Black-Scholes pricing model, resulting in a derivative liability of $99,794 at June 30, 2013.  As of June 30, 2013, accrued interest payable on the Convertible Note was $242.

Other Notes Payable

During the year ended December 31, 2011, we incurred indebtedness in connection with the acquisition of interests in the Peru Properties or settlement agreements to restructure debt or other obligations related to our mineral property development activities.  The documents required to transfer ownership of the Peru Properties to us have not been finalized.  As a result, we are in arrears on making certain payments required by these agreements.

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

Pursuant to the Amendments, among other things, the strategic alliance provisions contemplated in the June 1, 2011 agreement were eliminated, resulting in our acquiring 100% interest in the mineral properties in Peru.  In addition, the obligations due to SV were restructured (subject to and including a net smelter return royalty) to include two promissory notes payable to SV: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the our common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012; and (ii) a convertible note in the amount of $413,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of our common stock, at a conversion price of $0.10 per share, or 4,132,228 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012.  As of the date of filing this report, we have not finalized the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer of the Peru Properties, and the ultimate disposition of the convertible notes payable to SV is dependent on our finalizing such transfer agreements and our resolving related matters with SV.

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco is to be transferred to us by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at June 30, 2013); and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to our first right of refusal to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

In the year ended December 31, 2012, we made payments totaling $30,000 on Note 1.  Due to the uncertainty related to the transfer documents for the Peru Properties discussed above and elsewhere in this report, we have made only partial payments on these obligations, and there can be no assurance that we will complete the acquisition of Molyco.  As discussed in the notes to the condensed consolidated financial statements and elsewhere in this report, Pinnacle has initiated legal action related to these unpaid amounts.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the six months ended June 30, 2013, we used net cash of $285,396 in operating activities as a result of our net loss of $458,626 and non-cash gain on extinguishment of debt of $35,039, partially offset by non-cash costs and expenses totaling $68,745, decrease in prepaid expenses and other current assets of $4,678, and increases in accounts payable of $22,571 and accrued liabilities of $112,275.

During the six months ended June 30, 2012, we used net cash of $542,704 in operating activities as a result of our non-cash gain on disposition of interest in LLC of $6,209,912, partially offset by our net income of $4,071,782, non-cash costs and expenses totaling $452,183, decrease in prepaid expenses and other current assets of $87,663, and increases in accounts payable of $786,733 and accrued liabilities of $268,847.

During the six months ended June 30, 2013, we had no net cash provided by or used in investing activities.  During the six months ended June 30, 2012, net cash provided by investing activities was $14,265, comprised of proceeds from the disposition of property and equipment of $17,000, partially offset by the purchase of property and equipment of $2,735.

During the six months ended June 30, 2013, net cash provided by financing activities was $33,905, comprised of proceeds from the issuance of debt of $42,500, partially offset by payment of debt issuance costs of $3,000 and payments of notes payable and long-term debt of $5,595.  During the six months ended June 30, 2012, net cash provided by financing activities of $392,684, comprised of net proceeds from the sale of common stock of $412,500 and proceeds from the issuance of warrants of $20,000, partially offset by payments of notes payable and long-term debt of $39,816.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no material operating lease commitments in excess of twelve months or other material off-balance sheet arrangements.  Our office lease commitment, for which we currently pay $900 per month, expires in September 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse material financial impact on the Company.

We currently are involved in litigation relating to efforts by a vendor and a former employee seeking to collect amounts alleged to be owed to them by us.  A judgment favorable to the former employee has been granted.  We believe we have accrued sufficient amounts in our condensed consolidated financial statements for the ultimate outcome of these claims; however, our current financial position will make it difficult to fund any payments that may be required for these matters.

As discussed in Note 3 to our condensed consolidated financial statements, the documents required to transfer ownership of the Peru Properties to us have not been finalized.  As a result, we have made only partial payments on notes payable owed to Pinnacle Minerals Corporation (previously defined as “Pinnacle”) related to our acquisition of an interest in Molyco, LLC, an entity which controls a portion of the Peru Properties.  Pinnacle has initiated legal action to collect the balances of the notes payable that we have recorded in our condensed consolidated financial statements.  This matter has moved to binding arbitration as called for in the note agreements, and the ultimate outcome is uncertain.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In April 2013, we issued 8,000,000 shares of our common stock to Mhakari Gold Corp. for exploration and evaluation expenses valued at $44,000.

The issuance of the common stock was conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended June 30, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (4)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(5)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012(6)

10.1	Convertible Promissory Note to Institutional Investor dated June 4, 2013*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculations**

101.DEF	XBRL Definitions**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

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

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(5)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: August 14, 2013	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: August 14, 2013	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer