Form 10-Q
period 2013-09-30
GOLDEN PHOENIX MINERALS INC
filed 2013-11-14
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

125 East Main Street, Suite 602, American Fork, Utah	84003
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 418-9378

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

Yes ☐                      No ☒

As of November 10, 2013 there were 391,851,524 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2013

Page Number

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	32

Signature Page	33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)

Current assets:
Cash	$3,670	$287,704
Prepaid expenses and other current assets	2,579	9,754
Marketable securities	-	-
Total current assets	6,249	297,458

Property and equipment, net (substantially all held for sale)	1,216	72,384

Debt issuance costs	4,281	-

	$11,746	$369,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,241,130	$1,220,868
Accrued liabilities	648,578	738,932
Accrued interest payable	101,778	84,710
Notes payable	1,551,630	1,534,275
Derivative liability	97,043	-
Amounts due to related party	115,066	115,066
Total current liabilities	3,755,225	3,693,851

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 391,851,524 and 369,651,524 shares issued and outstanding, respectively	391,852	369,652
Additional paid-in capital	58,447,996	58,256,712
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(62,534,319)	(61,901,365)
Total stockholders’ deficit	(3,743,479)	(3,324,009)

	$11,746	$369,842

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Rental income	$-	$7,800	$-	$33,700

Operating costs and expenses:
Exploration and evaluation expenses	17,240	84,081	139,540	314,283
General and administrative expenses	103,741	326,970	407,876	1,644,959
Depreciation and amortization expense	449	11,769	5,160	46,715

Total operating costs and expenses	121,430	422,820	552,576	2,005,957

Loss from operations	(121,430)	(415,020)	(552,576)	(1,972,257)

Other income (expense):
Interest and other income	-	124	48	1,410
Interest expense	(27,607)	(7,928)	(45,015)	(517,701)
Gain (loss) on derivative liability	35,251	-	(22,043)	-
Foreign currency gain (loss)	(2,533)	13,306	9,602	(58,661)
Gain (loss) on disposition of property and equipment	(58,009)	13,516	(58,009)	13,077
Gain on extinguishment of debt	-	-	35,039	-
Impairment of marketable securities	-	(302,650)	-	(302,650)
Gain on disposition of interest in LLC	-	-	-	6,209,912
Gain on rescission of joint venture agreement	-	843,695	-	843,695

Total other income (expense)	(52,898)	560,063	(80,378)	6,189,082

Income (loss) before income taxes	(174,328)	145,043	(632,954)	4,216,825
Provision for income taxes	-	-	-	-

Net income (loss)	(174,328)	145,043	(632,954)	4,216,825

Unrealized gain on marketable securities	-	51,400	-	139,200

Comprehensive income (loss)	$(174,328)	$196,443	$(632,954)	$4,356,025

Income (loss) per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	391,262,218	394,236,133	381,042,725	383,156,011

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(632,954)	$4,216,825
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,160	46,715
Stock-based compensation	2,283	-
Amortization of debt issuance costs to interest expense	1,719	287,869
Amortization of debt discount to interest expense	22,950	-
Loss on derivative liability	22,043	-
Foreign currency loss	-	48,900
(Gain) loss on disposition of property and equipment	58,009	(13,077)
Gain on extinguishment of debt	(35,039)	-
Issuance of warrants for services	-	57,829
Impairment of marketable securities	-	302,650
Gain on rescission of joint venture agreement	-	(500,000)
Gain on disposition of interest in LLC	-	(6,209,912)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	7,175	83,524
Increase in accounts payable	55,300	795,589
Increase in accrued liabilities	137,915	212,499

Net cash used in operating activities	(355,439)	(670,589)

Cash flows from investing activities:
Proceeds from the disposition of property and equipment	8,000	32,250
Purchase of property and equipment	-	(2,735)

Net cash provided by investing activities	8,000	29,515

Cash flows from financing activities:
Proceeds from the issuance of debt	75,000	-
Payment of debt issuance costs	(6,000)	-
Payments of notes payable and long-term debt	(5,595)	(42,979)
Net proceeds from the sale of common stock	-	412,500
Proceeds from the issuance of warrants	-	420,000

Net cash provided by financing activities	63,405	789,521

Net increase (decrease) in cash	(284,034)	148,447
Cash, beginning of the period	287,704	154,607

Cash, end of the period	$3,670	$303,054

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration and development company engaged in acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused in Nevada and Panama.

The Company was formed in Minnesota on June 2, 1997.  On May 30, 2008, the Company reincorporated in Nevada.

The accompanying condensed consolidated financial statements include the accounts of the Company and of Ra Minerals, Inc. (“Ra Minerals”), a wholly-owned subsidiary.  All intercompany accounts and balances have been eliminated in consolidation.

The interim financial information of the Company as of September 30, 2013 and for the three months and nine months ended September 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2012 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,534,319 and a total stockholders’ deficit of $3,743,479 at September 30, 2013.  Our only source of operating revenues in the recent past has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

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

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  We have obtained only limited convertible debt financing to partially fund certain general and administrative expenses.  As a result, we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain additional financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – MINERAL PROPERTIES

Because of lack of funds and scaling back our operations, we have allowed certain of our mineral property claims interests to lapse, and we have abandoned the projects to focus on those properties, which in the opinion of management, have the best potential for success.  Our mineral properties consist of our 10% interest in the Santa Rosa, Panama gold project and options to acquire interests in the Mhakari and North Springs properties in Nevada.  These exploration projects currently do not have proven or probable reserves.

Santa Rosa, Panama

During the year ended December 31, 2011, extensive efforts were directed toward the acquisition and advancement of the Santa Rosa, Panama project.  The Santa Rosa gold deposit is located near the city of Cañazas in Veraguas Province, Panama, approximately 300 kilometers southwest of Panama City.  On July 9, 2011, we entered into a letter of intent with Silver Global, S.A. (“Silver Global”) to acquire an interest in the Santa Rosa gold mine (“Santa Rosa”).  On September 16, 2011, we entered into a Definitive Acquisition Agreement to acquire a 60% interest, with an option to buy an additional 20% interest, in the Santa Rosa gold mine, via ownership in Golden Phoenix Panama S.A. (the “JV Company”), in consideration for $20,500,000 in cash over a period of approximately 12 to 15 months (with the final earn-in to occur upon achieving commercial production) and $4,500,000 in shares of our common stock (at an agreed upon value of $0.18 per share).  We subsequently completed a Joint Venture Operating Agreement with Silver Global and effected transfer of all concessions to JV Company.  We made payments in the aggregate amount of $4,500,000 in cash and issued 25,000,001 shares of our common stock in consideration for a 15% interest in the JV Company.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global and the JV Company (collectively the “Parties”) whereby the Parties agreed to resolve their disputes and rescind the Definitive Acquisition Agreement.

In accordance with the terms of the Rescission Agreement, Silver Global agreed to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments, and return to us for cancellation 25,000,001 shares of our common stock.  We were to transfer our 15% ownership interest in the JV Company to Silver Global in tranches concurrent with scheduled payments.  In the event of any default in the scheduled payments, we were keep the unpaid portion of the 15% interest in the JV Company, allowing us to either hold the interest or sell it to a third party.  Further, as part of the Rescission Agreement, all rights and obligations of the parties under the Santa Rosa Acquisition Agreement were immediately terminated, including the extinguishment of an outstanding loan for $500,000 payable by us to Silver Global.

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

Vanderbilt, Coyote Fault and Coyote Fault Extension Properties, Esmeralda County, Nevada (“Mhakari Properties”)

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

Amended and Restated Option Agreement

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari with respect to the Mhakari Properties, which terminated all rights and obligations under prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement (which amount was paid) and $5,500 within 60 days thereafter ($5,000 of which was paid); $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.  We currently are in default on the $500 balance of the 60-day payment, the $20,000 3-month payment and the $15,000 6-month payment.

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

As of the date of filing this report, we had not made the $500 cash payment balance due in April 2013, the $20,000 cash payment due in May 2013, and the $15,000 cash payment due in August 2013 pursuant to the Amended and Restated Option Agreement.  We are currently in discussions with Mhakari and anticipate making payments in the near future as funding permits.

North Springs Properties, Esmeralda County, Nevada

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Santa Rosa	$-	$-	$-	$64,516
Mhakari Properties	15,000	-	125,900	-
North Springs Properties	2,240	-	13,640	-
General and other	-	84,081	-	249,767

Total	$17,240	$84,081	$139,540	$314,283

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

After considering the nature of the operations of AMC and WEX, the lack of trading volume of the shares, the number of shares held by us, and other factors, we have concluded that the recorded value of marketable securities at September 30, 2013 and December 31, 2012 should be fully impaired and that the impairment loss is other-than-temporary.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2013	December 31, 2012

Computer equipment	$2,736	$7,924
Support equipment	39,932	39,932
Drilling equipment	-	141,601
Office furniture and equipment	-	7,459
	42,668	196,916
Less accumulated depreciation and amortization	(41,452)	(124,532)

	$1,216	$72,384

Our support equipment was idle and held for sale at September 30, 2013 and December 31, 2012.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2013	December 31, 2012

Accrued payroll and related	$95,143	$124,112
Liabilities assumed in Ra Minerals acquisition	172,542	178,018
Put option liability	120,000	120,000
Legal and consulting fees	209,350	275,760
Other	51,543	41,042

	$648,578	$738,932

NOTE 7 – NOTES PAYABLE

Our notes payable consisted of the following at:

	September 30, 2013	December 31, 2012

Note payable to Komatsu Equipment Company, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	$175,457	$175,457

Convertible note payable to an institutional investor, with interest at 8% per annum, payable March 6, 2014, net of discount of $24,109	18,391	-

Convertible note payable to an institutional investor, with interest at 8% per annum, payable May 27, 2014, net of discount of $27,941	4,559	-

Convertible notes payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000

Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223

Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	190,000

Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000

Capital lease payable to Heartland Wisconsin Corp., repaid in 2013	-	5,595

	$1,551,630	$1,534,275

Convertible Notes Payable to Institutional Investor

On June 4, 2013 and August 22, 2013,we entered into a convertible promissory notes payable to an institutional investor (“investor”) for $42,500 and $32,500, respectively, (“Convertible Notes”), which bear interest at an annual rate of 8% and matures on March 6, 2014 and May 27, 2014, respectively.  The investor has the right, after the first 180 days of the notes, to convert the Convertible Notes and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

At any time for the period beginning on the date of the Convertible Notes and ending on the date which is 30 days following the date of the Convertible Notes, we may prepay the Convertible Notes upon payment of an amount equal to the outstanding principal multiplied by 110%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 115%, 120%, 125%, 130% and 135% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the Convertible Notes, we will have no right of prepayment.

At the inception of the June 4, 2013 Convertible Note, we recorded debt issuance costs of $3,000 and a debt discount and a derivative liability of $42,093 related to the conversion feature.  At the inception of the August 22, 2013 Convertible Note, we recorded debt issuance costs of $3,000, a debt discount of $32,500 and a derivative liability of $55,894.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the Convertible Notes.  As of September 30, 2013, accrued interest payable on the Convertible Notes was $1,377.

During the nine months ended September 30, 2013, we had the following activity in the accounts related to the Convertible Notes:

	Derivative Liability	Debt Discount	Loss on Derivative Liability

Derivative liability at inception of the note	$97,988	$(74,593)	$(23,395)
Gain on derivative liability	(945)	(407)	1,352
Amortization of debt discount to interest expense	-	22,950	-

Balance at September 30, 2013	$97,043	$52,050	$(22,043)

In estimating the fair value of the derivative during the nine months ended September 30, 2013, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	0.10 – 0.40%
Expected life in years	0.76 - 0.43
Dividend yield	0%
Expected volatility	204.08 – 310.37%

Other Notes Payable

The two convertible notes payable to Sala-Valc S.A.C., a Peruvian corporation (“SV”), resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to mineral properties in Peru.

The two notes payable to Pinnacle Minerals Corporation (“Pinnacle”) resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of mineral properties in Peru.  Pinnacle has initiated legal action related to these unpaid obligations (see Note 14).

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  We have therefore discontinued our efforts in Peru, and the ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on our resolution of our dispute with SV and of the legal action initiated by Pinnacle.  We are currently unable to predict the ultimate outcome of these matters.

NOTE 8 – AMOUNTS DUE RELATED PARTY

Amounts due to related party consists of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable were still outstanding as of the date of filing this report.  At September 30, 2013 and December 31, 2013, the note payable had a principal balance of $115,066, and related accrued interest payable was $12,673 and $7,509, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the nine months ended September 30, 2013, we issued a total of 22,200,000 shares of our common stock: 6,200,000 shares valued at $116,000 to Jeffrey Dahl, a member of our Board of Directors, for services in accordance with our Consulting Agreement with him (Note 13) and 16,000,000 shares valued at $95,200 for exploration and evaluation expenses pursuant to our mineral property option agreements (Note 3).

During the nine months ended September 30, 2012, we issued a total of 26,617,377 shares of our common stock, including: 24,136,364 shares for cash of $412,500 ($425,000 less $12,500 in finder’s fees) and 2,481,013 shares issued upon cashless exercise of warrants recorded at par value of $2,481.

As of September 30, 2013 and December 31, 2012, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that were recorded as treasury shares at a cost of $49,008.

NOTE 10 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of September 30, 2013, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2012	34,083,333	$0.08

Granted	-
Canceled / Expired	(6,583,333)	$0.17
Exercised	-

Outstanding, vested and exercisable September 30, 2013	27,500,000	$0.06

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at September 30, 2013:

Expiration Date	Price	Number

2013	$0.125	750,000
2014	$0.12	1,000,000
2014	$0.125	2,750,000
2014	$0.04	8,500,000
2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000

		27,500,000

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

Stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2013 and 2012 was $2,283 and $0, respectively.  We had no stock-based compensation expense for the three months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013, we granted to an officer and director stock options to purchase a total of 600,000 shares of our common stock at an exercise price of $0.0042 per share.  We estimated the grant date fair value of these options at $0.0038 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.41%
Expected life in years	5.0
Dividend yield	0%
Expected volatility	149.42%

The following table summarizes the stock option activity during the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	7,850,000	$0.11
Granted	600,000	$0.004
Exercised	-
Expired or cancelled	(2,350,000)	$0.13

Outstanding, vested and exercisable at September 30, 2013	6,100,000	$0.09	2.55	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0037 as of September 30, 2013 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2013, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

For the three months and nine months ended September 30, 2013 and 2012, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At September 30, 2013, we had outstanding options and warrants to purchase a total of 33,600,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

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

NOTE 14 – LEGAL MATTERS

On February 27, 2012, the Company was sued by Wayne Caldwell, a former employee claiming he was owed back wages (Wayne Caldwell v. Golden Phoenix Minerals, Inc., case number CV 12 – 00480, in the 2nd Judicial District Court, in and for the County of Washoe, State of Nevada).  At a court ordered settlement conference, the parties reached a settlement whereby we agreed to pay Mr. Colwell the sum of $80,000 in satisfaction of all claims.  Pursuant to the settlement agreement, we paid Mr. Colwell the sum of $20,000 and agreed to pay the balance of $60,000 prior to August 1, 2013.  We paid Mr. Colwell $5,000 in September 2013, but have been unable to pay the remaining obligation.

On May 22 and 2013, the Company was sued by Pinnacle Minerals Corporation, a Florida corporation, seeking payments allegedly due on the two promissory notes discussed in Note 7 issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have agreed to submit the dispute to binding arbitration in Reno, Nevada.  No date has been set for the arbitration, and no discovery or other proceedings have yet taken place.  We are denying liability in the case and intend to vigorously defend the claims, as well as file a counterclaim and various third-party claims, all of which will be pursued through the arbitration proceedings.

NOTE 15 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2013 and 2012, we made no cash payments for income taxes.

During the nine months ended September 30, 2013 and 2012, we made cash payments for interest totaling $2,647 and $35,928, respectively.

During the nine months ended September 30, 2013, we had the following non-cash financing and investing activities:

•
Decreased accrued liabilities by $211,201, increased common stock by $22,200 and increased additional paid-in capital by $189,001 for common shares issued in payment of accrued consulting fees and exploration and evaluation expenses.

During the nine months ended September 30, 2012, we had the following non-cash financing and investing activities:

•	Increased marketable securities and increased other comprehensive income by $139,200 for unrealized gain on marketable securities.

•	Increased common stock and decreased additional paid-in capital by $2,481 for cashless exercise of warrants.

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

NOTE 17 – SUBSEQUENT EVENTS

On November 5, 2013, we entered into a convertible promissory note with an institutional investor in the principal amount of $15,575, which bears interest at an annual rate of 8% and matures on August 7, 2014.  The note has essentially the same terms and features as the convertible notes payable to an institutional investor described in Note 7.

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

OVERVIEW

Golden Phoenix Minerals, Inc. (the “Company,” “Golden Phoenix,” “we,” “us” or “our”) was formed in Minnesota on June 2, 1997.  On May 30, 2008, we reincorporated in Nevada.  We are a mineral exploration and development company engaged in acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused on Nevada and Panama.

Because of lack of funds and scaling back our operations, we have allowed certain of our mineral property claims interests to lapse, and we have abandoned the projects to focus on those properties, which in the opinion of management, have the best potential for success.  Our mineral properties consist of our 10% interest in the Santa Rosa, Panama gold project and options to acquire interests in the Mhakari and North Springs properties in Nevada.  These exploration projects currently do not have proven or probable reserves.

As more fully described in the Notes to Condensed Consolidated Financial Statements, we have entered into agreements to acquire an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the Mineral Ridge property near Silver Peak, Nevada and; rights to the North Springs Properties consisting of unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, located near the operating Mineral Ridge gold project.

Effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with our majority partner in the Santa Rosa, Panama gold project whereby we were to sell our 15% interest in the Santa Rosa project.  Only partial payments were made to us pursuant to the Rescission Agreement, and we now own a 10% interest in the Santa Rosa project.  We intend to either participate as a 10% owner in the Santa Rosa project, or sell all or a part of our interest in project to a third party.

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,534,319 and a total stockholders’ deficit of $3,743,479 at September 30, 2013.  Our only source of operating revenues in the recent past has been minimal rental income from our drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

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

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  We have obtained only limited convertible debt financing to partially fund certain general and administrative expenses.  As a result, we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain additional financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of September 30, 2013 and December 31, 2012, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of September 30, 2013 and December 31, 2012, we had no capitalized mineral property acquisition costs.

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

As of September 30, 2013 and December 31, 2012, we had no mining projects which had advanced to the stage where closure, reclamation and remediation costs were required to be accrued in our consolidated financial statements.

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2013 and December 31, 2012, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RESULTS OF OPERATIONS

Sales

We had no rental income during the three months and nine months ended September 30, 2013 and rental income of $7,800 and $33,700 during the three months and nine months ended September 30, 2012, respectively.  Our only source of operating revenues for the past several months has been the occasional rental of drilling equipment.  We have sold or are currently offering for sale the assets of our drilling division, and will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding, we have significantly reduced the level of our operating costs and expenses during the three months and nine months ended September 30, 2013 compared to the comparable periods in 2012.

Our exploration and evaluation expenses consisting of expenses for the following exploration mineral properties opportunities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Santa Rosa	$-	$-	$-	$64,516
Mhakari Properties	15,000	-	125,900	-
North Springs Properties	2,240	-	13,640	-
General and other	-	84,081	-	249,767

Total	$17,240	$84,081	$139,540	$314,283

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

General and administrative expenses were $103,741 and $326,970 for the three months ended September 30, 2013 and 2012, and $407,876 and $1,644,959 for the nine months ended September 30, 2013 and 2012, respectively.  General and administrative expenses include investor relations, salaries and wages of officers and office and accounting personnel, legal and professional fees, outside consulting fees, travel and stock-based compensation expense.  General and administrative expenses in prior periods were at higher levels to support the acquisition and development of new exploration property projects and business opportunities.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $449 and $11,769 for the three months ended September 30, 2013 and 2012, and $5,160 and $46,715 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in depreciation and amortization expense resulted from the sale and disposal of vehicles, office furniture and drilling equipment.

Other Income (Expense)

Interest and other income are currently not material to our consolidated financial statements, and totaled $0 and $124 for the three months ended September 30, 2013 and 2012, and $48 and $1,410 for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense was $27,607 and $7,928 for the three months ended September 30, 2013 and 2012, respectively.  This increase in interest expense resulted from the convertible debt financing entered into during June and August 2013.  Interest expense was $45,015 and $517,701 during the nine months ended September 30, 2013 and 2012, respectively.  The decrease in interest expense during the first nine months of the current year was due primarily to the inclusion in the nine months ended September 30, 2012 of interest on our senior, secured Gold Stream Facility that we entered into in September 2011 and which was repaid in April 2012.

We reported a gain on derivative liability of $35,251 for the three months ended September 30, 2013 and a loss on derivative liability of $22,043 for the nine months ended September 30, 2013 related to convertible notes payable to an institutional investor of $42,500 dated June 4, 2013 and of $32,500 dated August 22, 2013.  We have estimated the fair value of the derivative for the conversion feature of the notes at the inception of the note and at September 30, 2013 using the Black-Scholes pricing model, resulting in the gain or loss on derivative liability.  We had no such gain or loss for the three months and nine months ended September 30, 2012.

We reported a foreign currency loss of $2,533 and foreign currency gain of $13,306 in the three months ended September 30, 2013 and 2012, respectively, and a foreign currency gain of $9,602 and a foreign currency loss of $58,661 in the nine months ended September 30, 2013 and 2012, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account, our foreign investments, and changes in foreign exchange rates.  As further discussed in the notes to our condensed consolidated financial statements, we have fully impaired our foreign investments, resulting in substantially less foreign currency gain or loss in the current year.

We reported a loss on disposition of property and equipment of $58,009 and a gain on disposition of property and equipment of $13,516 in the three months ended September 30, 2013 and 2012, respectively, and a loss on disposition of property and equipment of $58,009 and a gain on disposition of property and equipment of $13,077 for the nine months ended September 30, 2013 and 2012, respectively.  Losses were incurred in the current year as we have sold or otherwise disposed of significant portions of our property and equipment.

We reported a gain on extinguishment of debt of $35,039 during the nine months ended September 30, 2013, resulting from favorable settlements with certain creditors.  We had no gain on extinguishment of debt during the three months ended September 30, 2013 and 2012 or the nine months ended September 30, 2012.

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

In July 2012, we entered into a Rescission and Release Agreement, as amended, whereby the parties agreed to resolve their disputes and rescind the Santa Rosa, Panama joint venture agreement.  We reported a gain on rescission of joint venture agreement of $843,695 in the three months and nine months ended September 30, 2012, comprised of the first scheduled payment to the Company of $350,000, net of certain fees, and the extinguishment of an outstanding loan for $500,000 payable to our joint venture partner.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $62,534,319 and a total stockholders’ deficit of $3,743,479 at September 30, 2013.  At September 30, 2013, we had current assets of $6,249 and current liabilities of $3,755,225, resulting in a working capital deficit of $3,748,976.  Included in current assets at September 30, 2013 was cash of $3,670.

We currently have no operating revenues, and as of September 30, 2013, our cash was not sufficient to fund our operating needs for the next twelve months.  As further discussed above, and in the notes to our condensed consolidated financial statements, we have entered into agreements resulting in substantial obligations to acquire exploration properties and fund mineral property exploration and evaluation activities.  We will be required to raise significant additional capital to complete the acquisition of the interests in and further the exploration, evaluation and development of these mineral properties.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  Because of lack of funds and scaling back our operations, we have allowed certain of our mineral property claims interests to lapse, and we have abandoned the projects to focus on those properties, which in the opinion of management, have the best potential for success.  If we are unable to meet the financial obligations related to our remaining mineral properties, we may forfeit our ownership rights or options to acquire them.  In addition, our general and administrative and support expenses will increase over current levels as we move forward with our planned expansion and development activities.

On January 24, 2012, we received a Notice of Default and Acceleration, and subsequently received supplemental Notices of Default and a Notice of Disposition of Collateral from Waterton under our senior, secured gold stream debt facility.  We refuted all assertions of default.  On April 30, 2012, our 30% interest in the Mineral Ridge LLC was foreclosed upon and sold to Waterton.

During 2011, we entered into an agreement to acquire a 60% interest in the Mina Santa Rosa gold mine located in Panama.  However, effective July 23, 2012 and subsequently amended effective July 30, 2012, we entered into a Rescission and Release Agreement (the “Rescission Agreement”) with Silver Global to resolve outstanding disputes and rescind this agreement.  In accordance with the terms of the Rescission Agreement, Silver Global was to return and pay to us a total of $4,100,000 in scheduled payments over twelve months, subject to a discount of $750,000 as consideration for timely payments and return to us for cancellation 25,000,001 shares of our common stock.  We were to transfer our 15% ownership in the JV Company to Silver Global via release of our 15 shares of in the joint venture company common stock as payments are received by us from Silver Global.  We received the first cash payment of $350,000 in August 2012 and the 25,000,001 shares of common stock were returned to us in October 12, 2012.  However, Silver Global elected not to make the scheduled January 2013 payment of $1,000,000, forfeiting its right to the $750,000 discount and elected not to make further payments in July 2013 as scheduled in the Rescission Agreement.  As a result, we currently own a 10% interest in the Santa Rosa project.  We intend to either participate as a 10% owner in the Santa Rosa project, or sell all or a part of our interest to a third party.

As a result of these developments, our fund raising ability has been hampered, and we have scaled back our mineral property exploration and evaluation activities and reduced the level of our operations.  We currently have no source of operating revenues.  We recently obtained limited funding from convertible notes payable; however, we are dependent on the receipt of further cash payments from the Rescission Agreement or sources related to our 10% interest in the Santa Rosa project or from other sources to fund our operations.

Convertible Notes Payable to Institutional Investor

On June 4, 2013 and August 22, 2013, we entered into two convertible notes payable (previously defined as “Convertible Notes”) to an institutional investor for $42,500 and $32,500, respectively, which bear interest at an annual rate of 8% and mature on March 6, 2014 and May 27, 2014.  The investor has the right, after the first 180 days of the notes, to convert the Convertible Notes and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

At any time for the period beginning on the date of the Convertible Notes and ending on the date which is 30 days following the date of the Convertible Notes, we may prepay the Convertible Notes upon payment of an amount equal to the outstanding principal multiplied by 110%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 115%, 120%, 125%, 130% and 135% of the outstanding principal, together with accrued and unpaid interest.  After the expiration of 180 days following the date of the Convertible Notes, we will have no right of prepayment.

We have estimated the fair value of the derivative for the conversion feature of the Convertible Notes at inception and at September 30, 2013 using the Black-Scholes pricing model, resulting in a derivative liability of $97,043 at September 30, 2013.  As of September 30, 2013, accrued interest payable on the Convertible Notes was $1,377.

Other Notes Payable

The two convertible notes payable to Sala-Valc S.A.C., a Peruvian corporation (“SV”), resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to mineral properties in Peru.

The two notes payable to Pinnacle Minerals Corporation (“Pinnacle”) resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of mineral properties in Peru.  Pinnacle has initiated legal action related to these unpaid obligations (see Note 14).

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  We have therefore discontinued our efforts in Peru, and the ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on our resolution of our dispute with SV and of the legal action initiated by Pinnacle.  We are currently unable to predict the ultimate outcome of these matters.

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

Pursuant to the Amendments, among other things, the strategic alliance provisions contemplated in the June 1, 2011 agreement were eliminated, resulting in our acquiring 100% interest in the mineral properties in Peru (the “Peru Properties”).  In addition, the obligations due to SV were restructured (subject to and including a net smelter return royalty) to include two promissory notes payable to SV: (i) a convertible note in the principal amount of $500,000, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of the our common stock, at a conversion price of $0.10 per share, or 5,000,000 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012; and (ii) a convertible note in the amount of $413,223, with no interest to accrue thereon, which shall be repaid by conversion into restricted shares of our common stock, at a conversion price of $0.10 per share, or 4,132,228 shares, such conversion right to vest as of January 1, 2012 or upon transfer of the Peru Properties, which note shall automatically convert on or before the maturity date of September 30, 2012.  The parties involved in the Peru Properties were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the Peru Properties, and the ultimate disposition of the convertible notes payable to SV uncertain.

Molyco.  On October 31, 2011, we closed an agreement with Pinnacle Minerals Corporation (“Pinnacle”) and Salwell International, LLC (“Salwell”) pursuant to which we were to acquired Pinnacle’s 32.5% membership interest in Molyco, LLC (“Molyco”).  Molyco owns or controls approximately 30,000 tons of the Molybdenum stockpile comprising a portion of the Porvenir property in Peru.  The remaining interest in Molyco was to be transferred to us by Salwell as part of our agreement with SV, as described above.  Pursuant to this agreement, we paid Pinnacle a cash payment of $250,000 and issued two non-interest bearing promissory notes as follows:

(i)           Note 1 in the amount of $250,000 with two monthly payments of $15,000 in each of November 2011 and December 2011; one monthly payment of $30,000 in January 2012; two monthly payments of $20,000 in each of February 2012 and March 2012; and increasing to $30,000 per month thereafter until payment in full (with a balance of $190,000 at September 30, 2013); and

(ii)           Note 2 in the amount of $250,000, such note to be convertible, and repaid based on conversion into 1,000,000 shares of Golden Phoenix common stock, which conversion right shall vest 12 months from the closing, subject to our first right of refusal to repurchase some or all of the shares at a per share price of $0.25, which repurchase right shall expire on the maturity date of the note of October 31, 2013.

In the year ended December 31, 2012, we made payments totaling $30,000 on Note 1.  The parties involved in the Peru Properties were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the Peru Properties, and we discontinued making payments on the Pinnacle notes payable.  As discussed in the notes to the condensed consolidated financial statements and elsewhere in this report, Pinnacle has initiated legal action related to the unpaid notes.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the nine months ended September 30, 2013, we used net cash of $355,439 in operating activities as a result of our net loss of $632,954 and non-cash gain on extinguishment of debt of $35,039, partially offset by non-cash costs and expenses totaling $112,164, decrease in prepaid expenses and other current assets of $7,175, and increases in accounts payable of $55,300 and accrued liabilities of $137,915.

During the nine months ended September 30, 2012, we used net cash of $670,589 in operating activities as a result of net non-cash expenses of $5,979,026, partially offset by our net income of $4,216,825, a decrease in prepaid expenses and other current assets of $83,524, and increases in accounts payable of $795,589 and accrued liabilities of $212,499.

During the nine months ended September 30, 2013, we had net cash provided by investing activities of $8,000, comprised of proceeds from the disposition of property and equipment.  During the nine months ended September 30, 2012, net cash provided by investing activities was $29,515, comprised of proceeds from the disposition of property and equipment of $32,250, partially offset by the purchase of property and equipment of $2,735.

During the nine months ended September 30, 2013, net cash provided by financing activities was $63,405, comprised of proceeds from the issuance of debt of $75,000, partially offset by payment of debt issuance costs of $6,000 and payments of notes payable and long-term debt of $5,595.  During the nine months ended September 30, 2012, net cash provided by financing activities of $789,521, comprised of net proceeds from the sale of common stock of $412,500 and proceeds from the issuance of warrants of $420,000, partially offset by payments of notes payable and long-term debt of $42,979.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 27, 2012, the Company was sued by Wayne Caldwell, a former employee claiming he was owed back wages (Wayne Caldwell v. Golden Phoenix Minerals, Inc., case number CV 12 – 00480, in the 2nd Judicial District Court, in and for the County of Washoe, State of Nevada).  At a court ordered settlement conference, the parties reached a settlement whereby we agreed to pay Mr. Colwell the sum of $80,000 in satisfaction of all claims.  Pursuant to the settlement agreement, we paid Mr. Colwell the sum of $20,000 and agreed to pay the balance of $60,000 prior to August 1, 2013.  We paid Mr. Colwell $5,000 in September 2013, but have been unable to pay the remaining obligation.

On May 22 and 2013, the Company was sued by Pinnacle Minerals Corporation, a Florida corporation, seeking payments allegedly due on the two promissory notes discussed in Note 7 issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have agreed to submit the dispute to binding arbitration in Reno, Nevada.  No date has been set for the arbitration, and no discovery or other proceedings have yet taken place.  We are denying liability in the case and intend to vigorously defend the claims, as well as file a counterclaim and various third-party claims, all of which will be pursued through the arbitration proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In July 2013, we issued a total of 7,000,000 shares of our common stock to Mhakari Gold Corp. for exploration and evaluation expenses valued at $44,800.

In July 2013, we issued 500,000 shares of our common stock to Lane Griffin and to Mountain Gold Claims LLC for exploration and evaluation expenses valued at a total of $6,400.

The issuance of the common stock was conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended September 30, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (4)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(5)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012(6)

10.1	Convertible Promissory Note to Asher Enterprises, Inc. dated August 22, 2013*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculations**

101.DEF	XBRL Definitions**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

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

GOLDEN PHOENIX MINERALS, INC.

Date: November 14, 2013	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: November 14, 2013	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer