Form 10-K
period 2013-12-31
GOLDEN PHOENIX MINERALS INC
filed 2014-04-14
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 East Main Street, Suite 602 American Fork, Utah	84003
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, was $2,310,090.

The number of shares of registrant’s common stock outstanding as of April 11, 2014 was 443,273,907.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	40

	SIGNATURES	41

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

Going Concern Qualification and Financial Status

The Report of Independent Registered Accounting Firm on our 2013 audited consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,663,722 and a total stockholders’ deficit of $3,913,037 at December 31, 2013.  We currently have no operating revenues, and will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

We have entered into options and agreements for the acquisition and development of our mineral properties that will require us to raise significant additional capital to complete the acquisitions and to fund the required exploration, evaluation and development costs and expenditures.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  None of our mineral properties currently have proven or probable reserves.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  During 2013, we obtained only limited convertible debt financing to partially fund certain general and administrative expenses.  As a result, we significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014 related to the sale of our 10% interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of US $2,600,000.  Pursuant to the agreements, the balance of the purchase price of $2,340,000 is to be paid in April 2014, within 45 business days of the closing of the sale.

There can be no assurance that we will receive the balance of the purchase price from the sale of our interest in the Santa Rosa Gold Mine, or alternatively, that we will be successful in our efforts to obtain additional financing.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corporate History; Recent Events

We are a mineral exploration and development company, formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada in May 2008.

Our business includes acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused on our properties in Nevada.

As more fully described in the Notes to Consolidated Financial Statements and elsewhere in this annual report, we have entered into an agreement to acquire an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada (the “Mhakari Properties”).  In addition, we entered into an agreement to acquire the rights to 16 unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property (the North Springs Properties).

Because of lack of funds and scaling back our operations, we allowed the remainder of our mineral property claims interests to lapse in 2013, and we have abandoned the projects to focus on our Nevada properties, which in the opinion of management have the best potential for success.

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

Some of our more significant recent events, including events subsequent to December 31, 2013, are summarized as follows:

Sale of Interest in the Santa Rosa Mine, Panama

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014, including a Share Purchase Agreement and Trust Agreement (“Sale Agreements”), with Silver Global, S.A. (“Silver Global”) and two foreign corporations (collectively, the foreign corporations are referred to herein as “Buyers”) related to the sale of the Company’s ten percent (10%) interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of $2,600,000.

The Company and Silver Global initially entered into an Acquisition Agreement and joint venture in September 2011 (the “Acquisition Agreement”), forming a Panamanian corporation (Golden Phoenix Panama, S.A., subsequently renamed Vera Gold Corporation, S.A. “Vera Gold”), for the purpose of developing and operating mining concessions pertaining to the Santa Rosa Gold Mine located in the Province of Veraguas, Panama.  Details regarding the Acquisition Agreement were previously disclosed in the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 22, 2011 (the “Prior Report-Acquisition”).  The information contained in the Prior Report-Acquisition is incorporated herein in its entirety.

The Company and Silver Global subsequently entered into a Rescission and Release Agreement, dated July 23, 2012, as subsequently amended (the “Rescission Agreement”), pursuant to which the parties agreed to rescind the Acquisition Agreement, and Silver Global would purchase the Company’s then fifteen percent (15%) interest in Vera Gold in tranches according to a specified payment schedule.  The Rescission Agreement subsequently terminated according to its own terms due to discontinuation of the scheduled payments, and the Company retained a ten percent (10%) interest in Vera Gold.  Further details regarding the Rescission Agreement were previously disclosed in the Company’s Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 8, 2012 (the “Prior Report-Rescission”).  The information contained in the Prior Report-Rescission is incorporated herein in its entirety.

Pursuant to the Sale Agreements, as consented to by Silver Global, the Buyers shall purchase the Company’s ten percent (10%) interest in Vera Gold for a purchase price of $2,600,000 (“Purchase Price”), with an initial payment of $260,000 and the balance of the Purchase Price to be paid is to be paid in April 2014, within 45 business days of the closing of the sale.  The Company’s shares representing its 10% interest shall be held in trust, and delivery of such shares is made contingent upon delivery of the Purchase Price in full.

Amended and Restated Option Agreement for Mhakari Properties, Nevada

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari Gold (Nevada) Inc. (“Mhakari”) with respect to the Mhakari Properties, which terminated all rights and obligations under prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement and $5,500 within 60 days thereafter; $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month and 9 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.

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

As of the date of filing this report, we had met the equity payments obligation but were in arrears by $45,500 on the cash payments obligation.  We are currently in discussions with Mhakari, and anticipate making further cash payments and beginning our work commitment in the near future as funding permits.

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

Date	Cash Payment	Common Share Payment

First Anniversary of Effective Date	$10,000	1,000,000 shares
Second Anniversary of Effective Date	$15,000	1,000,000 shares
Third Anniversary of Effective Date	$20,000	1,000,000 shares
Fourth Anniversary of Effective Date	$25,000	1,000,000 shares
Fifth Anniversary of Effective Date	$30,000
Six through Tenth Anniversary of Effective Date	$50,000
Eleventh through Fifteenth Anniversary of Effective Date	$75,000
Sixteenth and Each Subsequent Anniversaryof Effective Date	$100,000

Subject to prior termination, the term of the North Springs Agreement shall be for a period of twenty years commencing on the effective date.  The Company is obligated to pay a production royalty equal to three percent of the Net Smelter Returns (“NSR”) from the production or sale of minerals from the North Springs Properties and meet defined minimum annual work commitments ranging from $10,000 in the first year to $100,000 beginning in the fifth year and thereafter

Sale of Ashdown NSR

On January 31, 2014, we sold for $45,000 our net smelter royalty return (“NSR”) interest relating to the operations conducted by or on behalf of the Ashdown Project, LLC ( the “Ashdown Project”) on certain mining properties.   We acquired the NSR pursuant to the sale of our ownership interest in the Ashdown Project in May 2009 and a subsequent Termination, Settlement and Release Agreement entered into in August 2011.  We received a deposit of $31,000 in December 2013, with the $14,000 remaining payment due prior to March 31, 2014.  As of the date of this filing, we had not collected the remaining payment.  The operations of the Ashdown Project are currently idle.

Management Changes

The day-to-day operations of the Company continue to be managed by our Interim Governing Board (“IGB”) formed in June 2012 to develop legal strategy and establish the next steps for developing our mining projects.  The IGB utilizes the collective strengths of our Board of Directors and management team and is currently comprised of three members, Donald Gunn, John Di Girolamo, and Jeffrey Dahl.  Donald Gunn serves as Chair of the IGB, which has temporarily absorbed the position of Chief Executive Officer.

On January 15, 2013, our Board of Directors appointed Dennis P. Gauger as our Chief Financial Officer and Corporate Secretary.  Mr. Gauger replaced J. Roland Vetter who resigned as our Chief Financial Officer in December 2012 and as a member of our Board of Directors in January 2013.  Mr. Gauger was subsequently appointed to our Board of Directors.

Robert Martin announced his resignation from our Board of Directors, effective March 4, 2013.  The Board has elected Donald Gunn to replace Mr. Martin as Chairman.

On August 26, 2013, Hans J. Rasmussen resigned as a member of the Board of Directors, effective September 1, 2013.

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

Our planned exploration activities at the Mhakari and North Springs properties do not require permits or bonding, but will be necessary for proposed future work programs.

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

Employees

As of the date of this filing, we currently have no full-time employees.  We have contracts with various independent contractors and consultants to fulfill our personnel needs, including management, accounting, investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as funding permits and as we bring new projects on line.

Corporate Office

Currently, our principal executive office consists of shared space on a month-to-month basis located at 125 East Main Street, Suite 602, American Fork, Utah 84003.

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

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

We Have Incurred Significant Losses Since our Inception in 1997 And May Never Be Profitable.

We have yet to establish any history of profitable operations. At December 31, 2013 we had an accumulated deficit of $62,663,722.  We incurred a net loss of $762,357 for the year ended December 31, 2013.  We currently have no operating revenues and our only source of operating revenues for the past few years has been minimal rental income from our drilling equipment.  We have sold the assets of our drilling division, and will have no more revenues from this source.  Our profitability will require the successful commercialization of our mineral interests.

We may not be able to successfully commercialize our mineral interests or ever become profitable.

We Have Limited Cash and Current Liabilities That Significantly Exceed Our Current Assets.

At December 31, 2013, we had current assets of $7,440 and current liabilities of $3,926,184, resulting in a working capital deficit of $3,918,744.  Included in current assets at December 31, 2013 was cash of $4,925.  We currently have no operating revenues and we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we do not receive the remaining proceeds from the sale of our interest in the Santa Rosa Mine, and if we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

We Currently Are Dependent on the Receipt of Remaining Proceeds from the Sale of our Interest in the Santa Rosa Mine and There Can Be No Assurance That Such Proceeds Will Be Received.

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014 related to the sale of our 10% interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of $2,600,000.  Pursuant to the agreements, the balance of the purchase price of $2,340,000 is to be paid within forty-five (45) business days in April 2014.  Our ability to meet our current obligations is dependent on the receipt of the remaining proceeds from the sale of our interest in the Santa Rosa Mine and there can be no assurance that we will receive the remaining proceeds.

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

The Report of Independent Registered Accounting Firm on our 2013 audited consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,663,722 and a total stockholders’ deficit of $3,913,037 at December 31, 2013.  We currently have no operating revenues.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

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

We May Be at Risk of Losing an Interest in or Failing to Consummate Option and Acquisition Transactions With Respect to our Nevada Property Interests if we Fail to Perform Our Obligations.

Under the terms of our Amended and Restated Option Agreement with Mhakari, we are required to meet certain obligations in order to attain an 80% interest in the Vanderbilt, Coyote Fault and Coyote Extension properties.  In addition, under the terms of an Exploration and Mining Lease with Options to Purchase Agreement for our North Springs Properties, we have significant future cash and equity payment obligations.  If we fail to make the required cash and equity payments and make the minimum exploration and development expenditures in a timely manner or to perform our other obligations as required under the agreements, we are at risk that the interests in our Nevada properties will be lost.

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

Many states, including the State of Nevada (where current mineral property interests are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.  Although we believe that we are currently in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.  The economic feasibility of development projects is based on many factors such as:

●	estimation of reserves;

●	anticipated metallurgical recoveries;

●	future gold and silver prices; and

●	anticipated capital and operating costs of such projects.

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

Mining Risks And Insurance Could Have An Adverse Effect On Potential Future Profitability.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents.  Although we plan to maintain insurance when needed to ameliorate some of these risks, such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties.  Either of these events could cause us to curtail or cease our business operations.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Several factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, the price of gold, silver and other precious metals, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  The range of the high and low bid prices of our common stock over the last three years has been between $0.10 and $0.0009.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Mining Properties And Projects

Our business includes acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused on our properties in Nevada.

We have entered into an agreement to acquire an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada (the “Mhakari Properties”).  In addition, we entered into an agreement to acquire the rights to 16 unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property (the “North Springs Properties”).

Because of lack of funds and scaling back our operations, we allowed the remainder of our mineral property claims interests to lapse in 2013, and we have abandoned the projects to focus on our Nevada properties, which in the opinion of management have the best potential for success.

Mhakari Properties

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

Coyote Fault/Coyote Fault Extension

The Coyote Fault/Coyote Fault Extension claims are within nine miles of Silver Peak, Nevada and Hwy 265 via Coyote Road.  They are comprised of 110 contiguous claims and are also located in the middle of the Walker Lane tectonic belt with Sierra Block uplift to the west and the Basin and Range to the east.  The property is on the northern flank of Mineral Ridge and is along the eastern edge of the Silver Peak Range.  Phase I geologic mapping and outcrop sampling (above ground) was completed on the Coyote Fault claim group (38 claims) in December 2010, which identified a new potential gold exploration target.  Geological mapping of the Coyote Extension claim group (72 claims) is planned for the near term as funding permits.

North Springs Properties

The North Springs Properties consist of a large, bulk-tonnage and a high-grade vein-shear hosted gold system located along the western margin of the Mineral Ridge Mining District, approximately 8 miles west of the town of Silver Peak and 3 miles west of the Mineral Ridge open pit and underground mines.  This property consists of 16 unpatented lode mining claims comprised of 320 acres.

Both the North Springs Properties and the Mineral Ridge deposits are situated along a regional northwest trending, large anticline known as the Mineral Ridge Metamorphic Core Complex. This complex contains extensive high-grade gold veins (52 miles of underground workings on low-angle veins) and stacked, low angle, shear zones, which has been open pit mined in several deposits.  The North Springs Properties occupies very similar geology, alteration and mineralization, geochemistry and structural setting to the Mineral Ridge deposits. Sampling to date has identified gold mineralization up to 0.8 ounces per ton from surface workings.  The North Springs Properties contain several untested gold targets that include open-pit, disseminated mineralization and high-grade shear zones and feeder veins, such as those that have been mined by several mining companies at the nearby Mineral Ridge deposits.  We plan exploration activities on the North Springs Properties in the near future as funding permits.

ITEM 3.  LEGAL PROCEEDINGS

We may, from time to time, be subject to disagreements with certain vendors or business partners in the ordinary course of business.  Although we hope to resolve any pending disputes or proceedings amicably, negative results could have a material impact on our properties, results of operation or financial condition.

On February 27, 2012, Wayne Colwell, a former employee, sued the Company, claiming he was owed back wages (Wayne Colwell v. Golden Phoenix Minerals, Inc., case number CV 12 – 00480, in the 2nd Judicial District Court, in and for the County of Washoe, State of Nevada).  At a court ordered settlement conference, the parties reached a settlement whereby we agreed to pay Mr. Colwell the sum of $80,000 in satisfaction of all claims.  Pursuant to the settlement agreement, we paid Mr. Colwell the sum of $20,000 and agreed to pay the balance of $60,000 prior to August 1, 2013.  We subsequently paid Mr. Colwell $5,000 in September 2013.  There remains a balance of $55,000 due Mr. Colwell.

On March 7, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. et al. vs. Robert A. Ian, Change Management International, LLC, case number CV 13-00508) alleging various breaches by the defendants of various contracts and duties owed by defendants to plaintiffs, all relating to an independent contractor relationship between the Company and the defendants.  We are currently seeking equitable relief in the case, as well as monetary damages.  The defendants filed an answer, denying all claims, and also filed a counter-claim against the Company seeking monetary damages for alleged breach of a consulting agreement.  We view the counter-claim as frivolous and without merit, and filed an answer denying all claims.  We intend to vigorously prosecute the case to protect our legal and property rights and interests.  Discovery has commenced, and is on-going, and a trial date, previously set for May 12, 2014, has been vacated and has not yet been re-set.

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  No date has been set for the arbitration, and no discovery or other proceedings have yet taken place.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a current member of the Board of Directors of the Company.  We intend to vigorously prosecute the case to protect our legal and property rights and interests.  No answers have been filed, no discovery has commenced, and no trial date has been set.  We will seek to consolidate this case with the Pinnacle case, including mediation of all claims of the parties.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been publicly traded since August 6, 1997.  The securities are quoted on the OTC Bulletin Board under the symbol “GPXM.OB.” The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board for our past two fiscal years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Year 2012	High	Low
First Quarter	$0.1000	$0.0295
Second Quarter	$0.0370	$0.0090
Third Quarter	$0.0255	$0.0100
Fourth Quarter	$0.0120	$0.0040

Fiscal Year 2013	High	Low
First Quarter	$0.0075	$0.0045
Second Quarter	$0.0089	$0.0024
Third Quarter	$0.0064	$0.0035
Fourth Quarter	$0.0050	$0.0009

Holders

On March 20, 2014, the closing price of our common stock as reported on the OTC Bulletin Board was $0.0048 per share.  On March 20, 2014, we had approximately 301 holders of record of our common stock, 443,273,907 shares of our common stock were issued and outstanding, and an additional 32,050,000 shares issuable upon the exercise of outstanding options and warrants.

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

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by us as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	5,300,000	$0.09	32,374,137
Equity compensation plans not approved by security holders (2)	26,750,000	$0.06	N/A
Total:	32,050,000	$0.07	32,374,137
____________

(1) Includes shares issuable upon exercise of stock options to employees, consultants and directors under the 2007 Plan.

(2) Includes 26,750,000 shares issuable upon exercise of warrants.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2013, we did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a mineral exploration and development company, formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada in May 2008.

Our business includes acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused on our properties in Nevada.

As more fully described in the Notes to Consolidated Financial Statements and elsewhere in this annual report, we have entered into an agreement to acquire an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada (the “Mhakari Properties”).  In addition, we entered into an agreement to acquire the rights to 16 unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property (the “North Springs Properties”).

Because of lack of funds and scaling back our operations, we allowed the remainder of our mineral property claims interests to lapse in 2013, and we have abandoned such other projects to focus on our Nevada properties, which in the opinion of management have the best potential for success.

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

Going Concern Uncertainty

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,663,722 and a total stockholders’ deficit of $3,913,037 at December 31, 2013.  We currently have no operating revenues, and will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

We have entered into options and agreements for the acquisition and development of our mineral properties that will require us to raise significant additional capital to complete the acquisitions and to fund the required exploration, evaluation and development costs and expenditures.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  None of our mineral properties currently have proven or probable reserves.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  During 2013, we obtained only limited convertible debt financing to partially fund certain general and administrative expenses.  As a result, we significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014 related to the sale of our 10% interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of US $2,600,000.  Pursuant to the agreements, the balance of the purchase price of $2,340,000 is to be paid within 45 business days in April 2014.

There can be no assurance that we will receive the balance of the purchase price from the sale of our interest in the Santa Rosa Gold Mine, or alternatively, that we will be successful in our efforts to obtain additional financing.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2013 and 2012, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2013 and 2012, we had no capitalized mineral property acquisition costs.

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

Proven and Probable Ore Reserves

We currently have no proven or probable ore reserves.

On a periodic basis, if warranted based on our property portfolio and the stage of development of each property, management would review the reserves that reflect estimates of the quantities and grades of metals at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with mining and processing the mineralized material.  Management’s calculations of proven and probable ore reserves would be based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for the metals. Periodically, management may obtain external determinations of reserves.

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

At December 31, 2013 and 2012, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Debt Issuance Costs

Costs incurred with the issuance of notes payable are capitalized and amortized to interest expense through the earlier of the maturity date or repayment of the notes payable.

Derivative for Conversion Feature

We estimate the fair value of the derivative for the conversion feature of our convertible debt using the Black-Scholes pricing model at the inception of the debt and at each reporting date, recording a derivative liability, debt discount and a gain or loss on derivative liability as applicable.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value.  As of December 31, 2013, the amounts reported for cash, accrued liabilities, accrued interest payable, certain notes payable and amounts due to related party fair value because of their short maturities.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” we measure certain financial instruments at fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	Level 1	Level 2	Level 3

Derivative liability	$136,765	$-	$-	$136,765
Convertible notes payable	32,444	-	-	32,444

Total liabilities measured at fair value	$169,209	$-	$-	$169,209

We had no liabilities measured at fair value at December 31, 2012.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2013 and 2012, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

Comprehensive Income (Loss)

We present the components of other comprehensive income (loss) in a single continuous consolidated statement of comprehensive income (loss).  For the year ended December 31, 2012, other comprehensive income consists of unrealized gains on our marketable securities.  We had no other comprehensive income or loss for the year ended December 31, 2013.

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

For the years ended December 31, 2013 and 2012, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At December 31, 2013, we had outstanding options and warrants to purchase a total of 32,050,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

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

There were no other new accounting pronouncements issued during the year ended December 31, 2013 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

During the year ended December 31, 2013 we completed the sale of the equipment from our drilling division, and we had no operating revenues.  During the year ended December 31, 2012, we had rental income of $33,700.  We will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding, we have significantly reduced the level of our operating costs and expenses during the year ended December 31, 2013 compared to the year ended December 31, 2012.

During the years ended December 31, 2013 and 2012, our exploration and evaluation expenses consisted of expenses for the following exploration mineral properties opportunities:

	2013	2012

Mhakari Properties	$142,400	$-
North Springs Properties	13,812	-
Santa Rosa	-	64,516
General and other	-	249,767

Total	$156,212	$314,283

These exploration projects currently do not have proven or probable reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  More detailed explanations of these mineral properties are provided in Item 2., “Properties,” and elsewhere in this report.

General and administrative expenses were $513,910 and $2,212,963 for the years ended December 31, 2013 and 2012, respectively.  General and administrative expenses include investor relations, consulting fees for our officers and accounting personnel, director fees, legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  General and administrative expenses in 2012 were at higher levels to support the development of new exploration property projects and business opportunities.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $5,387 and $54,520 for the years ended December 31, 2013 and 2012, respectively.  The decrease in depreciation and amortization expense in 2013 resulted from the sale and disposal of office furniture and equipment and drilling equipment.

Other Income (Expense)

Interest and other income currently are not material to our consolidated financial statements, and totaled $48 and $8,550 for the years ended December 31, 2013 and 2012, respectively.

Interest expense was $89,852 and $535,347 for the years ended December 31, 2013 and 2012, respectively.  The decrease in interest expense in 2013 was due primarily to the inclusion in the interest expense in 2012 of interest expense on our senior, secured Gold Stream facility that we entered into in September 2011 and repaid in April 2012, partially offset by an increase in interest expense in 2013 due to our new convertible debt.

We reported a loss on derivative liability of $57,794 for the year ended December 31, 2013 related to convertible notes payable to an institutional investor entered into in 2013.  We have estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at December 31, 2013 using the Black-Scholes pricing model, resulting in the gain or loss on derivative liability.  We had no such gain or loss for the year ended December 31, 2012.

We reported a foreign currency gain of $16,935 and a foreign currency loss of $70,252 in the years ended December 31, 2013 and 2012, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in our Canadian bank account, our foreign investments, and changes in foreign exchange rates.  As further discussed in the notes to our consolidated financial statements, we have fully impaired our foreign investments, resulting in substantially less foreign currency gain or loss in the current year.

We reported a gain on extinguishment of debt of $101,824 in the year ended December 31, 2013, resulting from favorable settlements with certain creditors and from the conversion of debt into shares of our common stock.  We had no gain on extinguishment of debt in the year ended December 31, 2012.

We reported a loss on disposition of property and equipment of $58,009 and a gain on disposition of property and equipment of $269,704 in the years ended December 31, 2013 and 2012, respectively.  The gains or losses were incurred in 2013 and 2012 as we sold or otherwise disposed of significant portions of our property and equipment, including the equipment of our drilling division, and closed our corporate office in Nevada.

During the year ended December 31, 2012, we estimated an impairment loss on our marketable securities of $501,400 that we determined was other-than-temporary.  We reported this loss in 2012 and had no such loss in 2013.

For the year ended December 31, 2012, we reported a gain on disposition of our interest in the Mineral Ridge LLC of $6,209,912, representing the total principal and accrued interest payable balance of our senior, secured indebtedness that was extinguished pursuant to the foreclosure and sale of this interest in LLC in April 2012.

In July 2012, we entered into a Rescission and Release Agreement, as amended, whereby the parties agreed to resolve their disputes and rescind the Santa Rosa, Panama joint venture agreement.  We reported a gain on rescission of joint venture agreement of $843,695 in the year ended December 31, 2012, comprised of the first scheduled payment to the Company of $350,000, net of certain fees, and the extinguishment of an outstanding loan for $500,000 payable to our joint venture partner.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $62,663,722 and a total stockholders’ deficit of $3,913,037 at December 31, 2013.  At December 31, 2013, we had current assets of $7,440 and current liabilities of $3,926,184, resulting in a working capital deficit of $3,918,744.  Included in current assets at December 31, 2013 was cash of $4,925.

We have entered into options and agreements for the acquisition and development of our mineral properties that will require us to raise significant additional capital to complete the acquisitions and to fund the required exploration, evaluation and development costs and expenditures.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  None of our mineral properties currently have proven or probable reserves.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  During 2013, we obtained only limited convertible debt financing from an institutional investor to partially fund certain general and administrative expenses.  As a result, we significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014 related to the sale of our 10% interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of US $2,600,000.  Pursuant to the agreements, the balance of the purchase price of $2,340,000 is to be paid within 45 business days in April 2014.

There can be no assurance that we will receive the balance of the purchase price from the sale of our interest in the Santa Rosa Gold Mine, or alternatively, that we will be successful in our efforts to obtain additional financing.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws

Convertible Notes Payable to Institutional Investor

On June 4, 2013, August 22, 2013, November 5, 2013, and November 15, 2013, we entered into convertible promissory notes payable to an institutional investor (“investor”) for $42,500, $32,500, $15,575, and $11,000, respectively, (“Convertible Notes”), which bear interest at an annual rate of 8% and mature on March 6, 2014, May 27, 2014, August 7, 2014, and August 19, 2014, respectively.  The investor has the right, after the first 180 days of the notes, to convert the Convertible Notes and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

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

We have estimated the fair value of the derivative for the conversion feature of the Convertible Notes at inception and at December 31, 2013 using the Black-Scholes pricing model, resulting in a derivative liability of $136,765 at December 31, 2013.  As of December 31, 2013, accrued interest payable on the Convertible Notes totaled $3,087.

In December 2013, we paid $14,815 principal on the June 4, 2013 Convertible Note, and in December 2013, the investor converted $12,000 principal into 9,230,769 shares of our common stock.  In January 2014, the investor converted principal and accrued interest totaling $17,385 into a total of 37,191,614 shares of our common stock.  This retired in full the principal balance and accrued interest payable of the June 4, 2013 Convertible Note.

In February 2014, we paid $78,967 to the investor in full payment of the principal balance and accrued interest payable of the remaining Convertible Notes.

Other Notes Payable

We have two notes payable totaling $913,223 to Sala-Valc S.A.C., a Peruvian corporation (“SV”), resulting from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to mineral properties in Peru.

In addition, we have two notes payable totaling $440,000 to Pinnacle Minerals Corporation (“Pinnacle”) resulting from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owns or controls portions of mineral properties in Peru.  Pinnacle has initiated legal action related to these unpaid obligations.

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  Therefore, we have discontinued our efforts in Peru and contend nothing further is payable by us under these promissory notes.  The ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on the resolution of related legal actions described elsewhere in this report.  We are currently unable to predict the ultimate outcome of these matters.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the year ended December 31, 2013, we used net cash of $362,944 in operating activities as a result of our net loss of $762,357, non-cash gain on extinguishment of debt of $101,824, and decrease in accrued liabilities of $10,367, partially offset by non-cash expenses totaling $179,040, decrease in prepaid expenses and other current assets of $7,239, and increases in accounts payable of $294,325 and deposits of $31,000.

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

During the year ended December 31, 2013, we had net cash provided by investing activities of $8,000, comprised of proceeds from the disposition of property and equipment.  During the year ended December 31, 2012, net cash provided by investing activities was $299,624, comprised of proceeds from the disposition of property and equipment of $302,359, partially offset by the purchase of property and equipment of $2,735.

During the year ended December 31, 2013, net cash provided by financing activities was $72,165, comprised of proceeds from the issuance of notes payable of $101,575, partially offset by payment of debt issuance costs of $9,000 and payments of notes payable of $20,410.  During the year ended December 31, 2012, net cash provided by financing activities of $886,277, comprised of net proceeds from the sale of common stock of $412,500 and proceeds from the issuance of warrants of $520,000, partially offset by payments of notes payable of $46,223.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Due to lack of funding, we significantly scaled back our operations in 2013, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at December 31, 2013 we no longer had sufficient segregation of accounting and financial reporting duties.  We consider this to be a material weakness in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Donald B. Gunn	62	President, Chairman of the Board, Director
John Di Girolamo	38	Director, Chair of the Audit and Nominating Committees
Jeffrey Dahl	37	Director
Thomas J. Klein	52	Director
Dennis P. Gauger	62	Chief Financial Officer, Corporate Secretary, Director

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

Dennis P. Gauger.  Dennis P. Gauger, CPA, is a licensed Certified Public Accountant in Utah and Nevada.  He previously served as part-time, contract Chief Financial Officer of Golden Phoenix from January 2004 to January 2008, and has served the Company as an independent accounting and compliance consultant from January 2008 to his current appointment in January 2013 as Chief Financial Officer and Secretary of the Company.  On May 24, 2013 Mr. Gauger was appointed as a member of our Board of Directors.  From May 2007 through December 2012, Mr. Gauger served as Chief Financial Officer and Corporate Secretary for BSD Medical Corporation, a publicly held medical device company.  He also has served several publicly held companies as a part-time, contract chief financial officer, including the following: from January 2014 until the present, Mr. Gauger has served as Chief Financial Officer for One World Holdings, Inc., a publicly held toy sales and distribution company; from April 2004 until November 2008, Mr. Gauger served as Chief Financial Officer for Cimetrix Incorporated, a publicly held software company; from January 2004 until January 2008, Mr. Gauger served as a director, Chief Financial Officer, and Secretary for Groen Brothers Aviation, Inc., a publicly held aviation company; and from November 2001 until March 2007, Mr. Gauger served as Chief Financial Officer for Nevada Chemicals, Inc., a publicly held chemical supply company to the gold mining industry.   Additionally, over the past sixteen years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive and financial consultant.  Previously, Mr. Gauger worked for 22 years for Deloitte & Touche LLP, an international accounting and consulting firm, including 9 years as an accounting and auditing partner.  He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Committees of the Board of Directors

Our Board of Directors has set up four committees.  The following is a list of committees and their composition that are presently active.

Committee	Chairperson	Members

Interim Governing Board	Donald Gunn	Donald Gunn, John Di Girolamo, Jeffrey Dahl
Audit Committee	John Di Girolamo	John Di Girolamo, Dennis Gauger
Nominating Committee	John Di Girolamo	John Di Girolamo, Thomas Klein
Oversight/Compensation Committee	John Di Girolamo	John Di Girolamo

Further discussion regarding each of the committees of the Board can be found below under the heading, “Meetings and Committees of the Board of Directors.”

Resignations from the Board of Directors

On August 26, 2013, Hans J. Rasmussen resigned as a member of the Board of Directors, effective September 1, 2013.

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

Our Board formally created a Nominating Committee and adopted a Nominating Committee Charter. The members of the Nominating Committee are Messrs. Di Girolamo and Klein.  In carrying out its responsibilities, the Nominating Committee will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws.  According to our Bylaws, nominations of persons for election to the Board may be made by any stockholder of the Company, entitled to vote for the election of directors at a meeting, who complies with the following notice procedures. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the secretary of the corporation.  To be timely, a stockholder’s notice must be delivered or mailed to and received at the registered office of the corporation not less than 30 days prior to the date of the meeting; provided, in the event that less than 40 days’ notice of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed.  Such stockholder’s notice shall set forth (a) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serve as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as it appears on the corporation’s books, and (ii) the class and number of shares of the corporation’s capital stock that are beneficially owned by such stockholder.

Proposals for candidates to be evaluated by the Board must be sent to the President at our corporate office, 125 East Main Street, Suite 602, American Fork, Utah 84003.

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

After review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Audit Committee also recommended to the Board that HJ & Associates, LLC be appointed as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

One independent director currently serves on our Audit Committee: Mr. Di Girolamo (Audit Committee Chairman).  Mr. Gauger, our Chief Financial Officer and a member of our Board of Directors, also serves on the Audit Committee.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2013 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner, except for late Forms 4 filed by our director, Jeffrey Dahl.

Involvement in Certain Legal Proceedings

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a current member of the Board of Directors of the Company.  We intend to vigorously prosecute the case to protect our legal and property rights and interests.  No answers have been filed, no discovery has commenced, and no trial date has been set.  We will seek to consolidate this case with the Pinnacle case, including mediation of all claims of the parties.

Other than the legal matter described in the preceding paragraph, we are not aware that any director or executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 5 years.

Code of Ethics

We have adopted a code of ethics, which is available at our website at www.goldenphoenix.us.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

During fiscal year 2013, the Compensation Committee of the Board of Directors reviewed and approved executive compensation policies and practices.  Our executive compensation philosophy and the elements of our executive compensation program in fiscal 2013 are summarized as follows:

•	The main objectives of our executive compensation program are attracting, motivating and retaining the best executives and aligning their interests with our strategy of maximizing shareholder value.

•
During fiscal 2013, total direct compensation under our executive compensation program consisted of consulting fees generally determined by independent contractor agreements and long-term equity incentive opportunities. However, due to financial difficulties in 2013 and 2012, significant portions of executive compensation obligations were deferred or eliminated until such time as additional capital is available. There were no bonus opportunities in fiscal year 2013.

•
The Compensation Committee is responsible for evaluating and setting the compensation levels of our executive officers. In setting compensation levels for executive officers other than the Chief Executive Officer, the Compensation Committee solicits the input and recommendations of our Chief Executive Officer, Donald Gunn.

•	The Compensation Committee did not engage outside consultants in determining fiscal year 2013 executive compensation.

•	The Compensation Committee considers all relevant competitive factors in determining compensation for our executive officers.

The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during the fiscal years ended December 31, 2013, 2012 and 2011.  Director compensation for these individuals is provided elsewhere.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(i)	(j)

Donald B. Gunn (2)	2013	$72,000	$-	$-	$-	$72,000
President	2012	60,000	-	-	-	60,000
	2011	21,000	-	24,719	-	45,719

Dennis P. Gauger (3)	2013	-	-	2,284	55,369	57,653
Chief Financial Officer	2012	-	-	-	60,100	60,100
	2011	-		14,832	51,500	66,332

Robert P. Martin (4)	2013	6,400	-	-	-	6,400
Former President and Chairman of	2012	36,000	-	-	-	36,000
the Board	2011	65,769	-	187,679	-	253,448

(1)
The amounts shown in column (e) reflect the aggregate grant date fair value with respect to employee stock options granted to the Named Executive Officers during the respective fiscal years in accordance with ASC Topic 718. The stock options awarded in fiscal years 2013 and 2011 vested 100% upon grant and have a five-year term. Assumptions used in calculating the amounts are included in the notes to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the respective year. 2011. No stock options were awarded to the Named Executive Officers during fiscal year 2012.

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

Employment and Consulting Agreements of Executive Officers and Directors

Donald B. Gunn

On December 7, 2011, we entered into a Consulting Agreement (the “Gunn Consulting Agreement” with Donald Gunn, whereby Mr. Gunn is to provide services to the Company in his role as President of the Company.  Mr. Gunn was appointed President of the Company effective March 15, 2011.  Pursuant to the Gunn Consulting Agreement, the Company has accrued monthly compensation to Mr. Gunn of $3,000 from July through November

As of December 31, 2013, unpaid compensation payable to Mr. Gunn totaled $141,000.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain what portion of the compensation payable will ultimately be paid to Mr. Gunn.

Dennis P. Gauger

On January 15, 2013, the Board of Directors appointed Dennis P. Gauger as our Chief Financial Officer and Corporate Secretary.  Pursuant to an Independent Contractor Agreement, Mr. Gauger is to perform the agreed upon duties for a period of one year and will be paid $5,000 per month through June 2013 and $7,500 per month for the remainder of the contract.  Effective September 1, 2013, Mr. Gauger’s compensation was reduced to $3,000 per month.  Mr. Gauger is eligible to participate in our stock option plan as approved by the Board of Directors.

As of December 31, 2013, unpaid compensation payable to Mr. Gauger totaled $12,000, which was paid subsequent to December 31, 2013.

From January 2008 to his current appointment in January 2013 as Chief Financial Officer, Mr. Gauger served the Company as an independent accounting and compliance consultant.

Robert P. Martin

On October 4, 2010, as approved by the Company’s Board of Directors, the Company and Robert Martin, agreed to an amendment of Mr. Martin’s compensation arrangement then in effect, as set forth in that certain Employment Agreement between Mr. Martin and the Company dated March 8, 2006, as amended and supplemented by that certain Supplemental Compensation Agreement dated May 18, 2009 and that certain Debt Settlement Agreement dated April 2, 2010 (collectively, the “Martin Compensation Arrangement”).  In consideration of $48,750 in deferred salary owed to Mr. Martin pursuant to the Martin Compensation Arrangement, the Company issued 786,290 shares of the Company’s common stock to Mr. Martin at a price equal to $0.062 per share, the closing market price of a share of the Company’s common stock on October 1, 2010.

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

As of December 31, 2013, unpaid compensation payable to Mr. Martin totaled $39,400.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain what portion of the compensation payable will ultimately be paid to Mr. Martin.

Stock Option Plans

On October 23, 2006, the Board approved the 2006 Non-Employee Director Stock Option Plan providing for 2,000,000 shares of the Company’s common stock to be reserved for issuance of awards of non-qualified stock options to non-employee directors of the Company pursuant to the terms and conditions set forth in the plan.

On September 21, 2007, stockholders of the Company approved the 2007 Equity Incentive Plan providing for 9% of the total number of outstanding shares of the Company’s common stock at the beginning of each fiscal year to be available for issuance of awards of Incentive and Nonqualified Stock Options, Stock and Stock Appreciation Rights. However, not more than 2,000,000 shares of stock shall be granted in the form of Incentive Stock Options. On July 15, 2008, 10,000,000 shares underlying the options under this 2007 Equity Incentive Plan were registered with the U.S. Securities and Exchange Commission.

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

Outstanding Equity Awards at December 31, 2013 Year-End

The following table provides information on the year-end 2013 holdings of Company stock options by the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Donald B. Gunn	100,000	-	100,000	0.04	09/20/2015
Donald B. Gunn	500,000	-	500,000	0.10	12/22/2016
Dennis P. Gauger	300,000	-	300,000	0.10	12/22/2016
Dennis P. Gauger	500,000	-	500,000	0.0042	05/24/2018
Dennis P. Gauger	100,000	-	100,000	0.0042	05/24/2018
Robert P. Martin	100,000	-	100,000	0.045	02/01/2015
Robert P. Martin	500,000	-	500,000	0.11	09/01/2014
Robert P. Martin	1,500,000	-	1,500,000	0.11	09/01/2014

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Grants of Plan-Based Awards – Fiscal Year 2013

The following table provides information about plan-based awards granted to the Company’s Named Executive Officers in fiscal year 2013.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (2)
(a)	(b)	(j)	(k)	(l)

Dennis P. Gauger	05/24/2013	500,000	0.0042	1,903
Dennis P. Gauger	05/24/2013	100,000	0.0042	381

(1)	The stock options awarded in fiscal years 2013 vested 100% upon grant and have a five-year term.

(2)
The amounts shown in column (e) reflect the aggregate grant date fair value with respect to employee stock options granted to the Named Executive Officers during the respective fiscal years in accordance with ASC Topic 718.  Assumptions used in calculating the amounts are included in the notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Option Exercises and Stock Vested for Fiscal Year 2013

The Named Executive Officers did not exercise any stock options in fiscal year 2013.

Potential Payments Upon Termination

As of December 31, 2013, we did not have any agreement with any of our Named Executive Officers to pay them severance or other benefits following termination of their compensation agreements.

Compensation of Directors

Our Board has adopted a stipend system to compensate our directors, whereby each director received $1,000 per month.  Also, during the year ended December 31, 2011, our Board approved a supplemental fee of $500 per committee meeting for all non-executive directors participating as a member of a committee of the Board.  Further, reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence of payment therefore. In addition, our directors are generally granted a stock option for 100,000 shares upon appointment to the Board.  These options vest 100% upon grant, are exercisable for a period of five years and have an exercise price equal to the market price of the Company’s common stock on the date of the option grant. The following table sets forth compensation earned by our directors for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)

Donald B. Gunn	12,000	-	-	-	12,000
John Di Girolamo	12,000	-	-	-	12,000
Jeffrey Dahl	12,000	-	-	-	12,000
Thomas J. Klein	12,000	-	-	-	12,000
Dennis P. Gauger (2)	7,000	-	381	-	7,381
Robert P. Martin (3)	2,133	-	-	-	2,133
Hans J. Rasmussen (4)	8,000	-	-	-	8,000

(1)
The amounts shown in column (d) reflect the aggregate grant date fair value with respect to director stock options granted in accordance with ASC Topic 718.  The stock options awarded in fiscal year 2013 vested 100% upon grant and have a five-year term.  Assumptions used in calculating the amounts for fiscal year 2013 are included in the notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

(2)	On May 24, 2013, Mr. Gauger was appointed as a member of our Board of Directors.
(3)	Effective March 4, 2013, Robert P. Martin resigned as a member and Chairman of our Board of Directors.
(4)	Effective September 1, 2013, Hans J. Rasmussen resigned as a member of our Board of Directors.

As of December 31, 2013, unpaid directors fees payable to Messrs. Gunn, Di Girolamo, Dahl, Klein, Gauger, Martin, and Rasmussen totaled $24,000, $18,000, $17,000, $18,000, $5,000, $8,133 and $17,000, respectively.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain when the directors fees payable will ultimately be paid to our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to beneficial ownership of our Common Stock as of March 28, 2014 for (i) our Named Executive Officers, (ii) each of our directors, (iii) each holder of 5.0% or greater of our Common Stock, and (iv) all executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities.  Shares subject to options that are exercisable within 60 days following March 28, 2014 are deemed to be outstanding and beneficially owned by the optionee or group of optionees for the purpose of computing share and percentage ownership of that optionee or group of optionees, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown beneficially owned by them.  The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares.  The percentage calculation of beneficial ownership is based on 443,273,907 shares of Common Stock outstanding as of March 28, 2014.  Except as otherwise noted, the address of each person listed on the following table is 125 East Main Street, Suite 602, American Fork, Utah 84043.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent

Officers and Directors
Donald B. Gunn (1)	7,415,500	1.67%
Dennis P. Gauger (2)	918,000	*
John Di Girolamo (3)	500,000	*
Jeffrey Dahl (4)	6,300,000	1.42%
Thomas J. Klein (5)	4,637,118	1.04%
Robert P. Martin (6)	6,506,219	1.46%

All Executive Officers and Directors as a Group (6 persons) (7)	26,276,837	5.93%

* Less than 1%

(1)	Includes 600,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014.
(2)	Includes 900,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014.
(3)	Includes 500,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014.
(4)	Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014..
(5)	Includes 500,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014.
(6)	Includes 2,100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014.
(7)	Includes 4,700,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 28, 2014.

Equity Compensation Plans

For information regarding our equity compensation plans, please see Item 5, above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amounts Due to Related Parties

Amounts due to related party consists of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable were still outstanding as of the date of filing this report.  At December 31, 2013, the note payable had a principal balance of $115,066, and related accrued interest payable of $14,413.

Consulting and Employment Agreements

As further discussed in the Notes to Consolidated Financial Statements and in Item 11 above, we have entered into consulting and employment agreements with certain of our officers and directors.

Jeffrey Dahl Consulting Agreement

In consideration for services rendered under a 2012 consulting agreement, we issued to Jeffrey Dahl, a director, a total of 6,200,000 shares of our common stock in March 2013, and recorded total consulting expense of $62,000.

Accounts Payable to Related Parties

As of December 31, 2013, our accounts payable included amounts due to officers and directors and former officers and directors for unpaid compensation, directors’ fees and expense reimbursements totaling $765,649.  Due to our inability to raise capital and the reduction in the level of our operations, it is uncertain when these amounts will ultimately be paid.

Director Independence

Our Board of Directors consists of one independent director, as determined by former Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

In accordance with these guidelines, the Board has determined that current Board member John Di Girolamo is an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ & Associates, LLC.  We retained the firm of HJ & Associates, LLC as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2013.  We have appointed HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2014.

Audit Fees

For the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed for services rendered for the audits of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $38,700 and $80,400, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed for tax compliance services were $4,830 and $0, respectively.  There was no tax-planning advice provided in 2013 or 2012.

All Other Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following Exhibits are filed or incorporated herein by reference as part of this Annual Report.

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – December 2010 Private Placement (6)

4.4	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012 (7)

10.1	Independent Contractor Agreement between the Company and Dennis P. Gauger dated January 17, 2013 (8)

10.2	Amended and Restated Option Agreement between the Company and Mhakari Gold (Nevada) Inc. dated February 26, 2013 (8)

10.3	North Springs Property Exploration and Mining Lease with Options to Purchase Agreement between the Company and Mountain Gold Claims, LLC Series 15 and Lane A. Griffin dated June 17, 2013*

10.4	Convertible Promissory Note to Asher Enterprises, Inc. dated June 4, 2013 (9)

10.5	Convertible Promissory Note to Asher Enterprises, Inc. dated August 22, 2013 (10)

10.6	Convertible Promissory Note to Asher Enterprises, Inc. dated November 5, 2013*

10.7	Convertible Promissory Note to Asher Enterprises, Inc. dated November 15, 2013*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculations**

101.DEF	XBRL Definitions**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

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

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on January 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on March 7, 2012.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013
(9)	Incorporated by reference from Form 10-Q filed with the SEC on August 14, 2013
(10)	Incorporated by reference from Form 10-Q filed with the SEC on November 14, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: April 14, 2014	By:	/s/ Donald B. Gunn
Name: Donald B. Gunn
Title: President and Chair of Interim Governing Board
(Principal Executive Officer)

Date: April 14, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Donald B. Gunn
Donald B. Gunn	President, Chair of Interim Governing Board and Director	April 14, 2014

/s/ Dennis P. Gauger
Dennis P. Gauger	Chief Financial Officer and Director	April 14, 2014

Thomas Klein	Director	April 14, 2014

/s/John Di Girolamo
John Di Girolamo	Director	April 14, 2014

/s/ Jeffrey Dahl
Jeffrey Dahl	Director	April 14, 2014

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $62,663,722 at December 31, 2013, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2014

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$4,925	$287,704
Prepaid expenses and other current assets	2,515	9,754
Marketable securities	-	-
Total current assets	7,440	297,458

Property and equipment, net (substantially all held for sale)	988	72,384

Debt issuance costs	4,719	-

	$13,147	$369,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,480,154	$1,220,868
Accrued liabilities	493,337	738,932
Accrued interest payable	108,738	84,710
Deposits	31,000	-
Notes payable	1,561,124	1,534,275
Derivative liability	136,765	-
Amounts due related party	115,066	115,066
Total current liabilities	3,926,184	3,693,851

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 401,082,293 and 369,651,524 shares issued and outstanding, respectively	401,082	369,652
Additional paid-in capital	58,398,611	58,256,712
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(62,663,722)	(61,901,365)
Total stockholders’ deficit	(3,913,037)	(3,324,009)

	$13,147	$369,842

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012

Rental income	$-	$33,700

Operating costs and expenses:
Exploration and evaluation expenses	156,212	314,283
General and administrative expenses	513,910	2,212,963
Depreciation and amortization expense	5,387	54,520
Total operating costs and expenses	675,509	2,581,766

Loss from operations	(675,509)	(2,548,066)

Other income (expense):
Interest and other income	48	8,550
Interest expense	(89,852)	(535,347)
Loss on derivative liability	(57,794)	-
Foreign currency gain (loss)	16,935	(70,252)
Gain on extinguishment of debt	101,824	-
Gain (loss) on disposal of property and equipment	(58,009)	269,704
Impairment of marketable securities	-	(501,400)
Gain on disposition of interest in LLC	-	6,209,912
Gain on rescission of joint venture agreement	-	843,695
Total other income (expense)	(86,848)	6,224,862

Income (loss) before income taxes	(762,357)	3,676,796
Provision for income taxes	-	-

Net income (loss)	(762,357)	3,676,796

Other comprehensive income – unrealized gain on marketable securities	-	50,000

Comprehensive income (loss)	$(762,357)	$3,726,796

Net income (loss) per common share, basic and diluted	$(0.00)	$0.01

Weighted average number of shares outstanding:
Basic	384,041,780	384,301,834
Diluted	384,041,780	384,301,834

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in	Other Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Total

Balance, December 31, 2011	368,034,148	$368,034	$57,386,695	$(50,000)	415,392	$(49,008)	$(65,578,161)	$(7,922,440)

Issuance of common stock for:
Cash	24,136,364	24,137	388,363	-	-	-	-	412,500
Cashless exercise of warrants	2,481,013	2,481	(2,481)	-	-	-	-	-
Common stock returned and cancelled	(25,000,001)	(25,000)	25,000	-	-	-	-	-
Issuance of warrants for cash	-	-	520,000	-	-	-	-	520,000
Issuance of warrants for services	-	-	57,829	-	-	-	-	57,829
Stock-based compensation	-	-	1,306	-	-	-	-	1,306
Put option liability	-	-	(120,000)	-	-	-	-	(120,000)
Unrealized gain on marketable securities	-	-	-	50,000	-	-	-	50,000
Net income	-	-	-	-	-	-	3,676,796	3,676,796

Balance, December 31, 2012	369,651,524	369,652	58,256,712	-	415,392	(49,008)	(61,901,365)	(3,324,009)

Issuance of common stock for:
Accrued expenses	22,200,000	22,200	135,000	-	-	-	-	157,200
Conversion of debt	9,230,769	9,230	4,616	-	-	-	-	13,846
Stock-based compensation	-	-	2,283	-	-	-	-	2,283
Net loss	-	-	-	-	-	-	(762,357)	(762,357)

Balance, December 31, 2013	401,082,293	$401,082	$58,398,611	$-	415,392	$(49,008)	$(62,663,722)	$(3,913,037)

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(762,357)	$3,676,796
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,387	54,520
Stock-based compensation	2,284	1,306
Amortization of debt issuance costs to interest expense	4,281	287,869
Amortization of debt discount to interest expense	51,285	-
Loss on derivative liability	57,794	-
(Gain) loss on disposal of property and equipment	58,009	(269,704)
Gain on extinguishment of debt	(101,824)	-
Issuance of warrants for services	-	57,829
Foreign currency loss	-	63,600
Impairment of marketable securities	-	501,400
Gain on disposition of interest in LLC	-	(6,209,912)
Gain on rescission of joint venture agreement	-	(500,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	7,239	84,720
Decrease in other assets	-	25,000
Increase in accounts payable	294,325	832,709
Increase (decrease) in accrued liabilities	(10,367)	341,063
Increase in deposits	31,000	-
Net cash used in operating activities	(362,944)	(1,052,804)

Cash flows from investing activities:
Proceeds from the disposal of property and equipment	8,000	302,359
Purchase of property and equipment	-	(2,735)
Net cash provided by investing activities	8,000	299,624

Cash flows from financing activities:
Proceeds from the issuance of notes payable	101,575	-
Net proceeds from the sale of common stock	-	412,500
Proceeds from the issuance of warrants	-	520,000
Payment of notes payable	(20,410)	(46,223)
Payment of debt issuance costs	(9,000)	-
Net cash provided by financing activities	72,165	886,277

Net increase (decrease) in cash	(282,779)	133,097
Cash, beginning of year	287,704	154,607

Cash, end of year	$4,925	$287,704

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

Note 1:  Description of Business and Basis of Financial Statement Presentation

Organization and Description of Business

Golden Phoenix Minerals, Inc. (the “Company” or “Golden Phoenix”) is a mineral exploration and development company engaged in acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused on our properties in Nevada.

The Company was formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada in May 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and of Ra Minerals, Inc. (“Ra Minerals”), a wholly owned subsidiary.  All intercompany accounts and balances have been eliminated in consolidation.

Note 2:  Summary of Significant Accounting Policies

Accounting Method

Our consolidated financial statements are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting.  We have elected a December 31 year-end.

Reclassifications

Certain reclassifications have been made to the 2012 consolidated financial statements in order for them to conform to the classifications used for the current year presentation.

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

Cash and Cash Equivalents

We consider all investments purchased with original maturities of three or fewer months to be cash equivalents.  We had no cash equivalents at December 31, 2013 and 2012.

Marketable Securities

Marketable securities consist of investments in common stock of two publicly held mining companies.  The marketable securities are stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet.  Realized gains and losses resulting from the sale or disposition of marketable securities are reflected in net income or loss for the period.  Estimated impairment losses that are determined to be other-than-temporary are included in net income or loss for the period.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Computer equipment	3-5 years
Drilling equipment	4-5 years
Support equipment	5-7 years
Office furniture and equipment	5-7 years
Vehicles	3-5 years

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2013 and 2012, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

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

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2013 and 2012, we had no capitalized mineral property acquisition costs.

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

Proven and Probable Ore Reserves

We currently have no proven or probable ore reserves.

On a periodic basis, if warranted based on our property portfolio and the stage of development of each property, management would review the reserves that reflect estimates of the quantities and grades of metals at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with mining and processing the mineralized material.  Management’s calculations of proven and probable ore reserves would be based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for the metals. Periodically, management may obtain external determinations of reserves.

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

At December 31, 2013 and 2012, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Debt Issuance Costs

Costs incurred with the issuance of notes payable are capitalized and amortized to interest expense through the earlier of the maturity date or repayment of the notes payable.

Derivative for Conversion Feature

We estimate the fair value of the derivative for the conversion feature of our convertible debt using the Black-Scholes pricing model at the inception of the debt and at each reporting date, recording a derivative liability, debt discount and a gain or loss on derivative liability as applicable.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value.  As of December 31, 2013, the amounts reported for cash, accrued liabilities, accrued interest payable, certain notes payable and amounts due to related party fair value because of their short maturities.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” we measure certain financial instruments at fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	Level 1	Level 2	Level 3

Derivative liability	$136,765	$-	$-	$136,765
Convertible notes payable	32,444	-	-	32,444

Total liabilities measured at fair value	$169,209	$-	$-	$169,209

We had no liabilities measured at fair value at December 31, 2012.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2013 and 2012, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

Comprehensive Income (Loss)

We present the components of other comprehensive income (loss) in a single continuous consolidated statement of comprehensive income (loss).  For the year ended December 31, 2012, other comprehensive income consists of unrealized gains on our marketable securities.  We had no other comprehensive income or loss for the year ended December 31, 2013.

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

For the years ended December 31, 2013 and 2012, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At December 31, 2013, we had outstanding options and warrants to purchase a total of 32,050,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

Note 3:  Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,663,722 and a total stockholders’ deficit of $3,913,037 at December 31, 2013.  We currently have no operating revenues, and will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

We have entered into options and agreements for the acquisition and development of our mineral properties that will require us to raise significant additional capital to complete the acquisitions and to fund the required exploration, evaluation and development costs and expenditures.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  None of our mineral properties currently have proven or probable reserves.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  During 2013, we obtained only limited convertible debt financing to partially fund certain general and administrative expenses.  As a result, we significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014 related to the sale of our 10% interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of US $2,600,000.  Pursuant to the agreements, the balance of the purchase price of $2,340,000 is to be paid within 45 business days in April 2014.

There can be no assurance that we will receive the balance of the purchase price from the sale of our interest in the Santa Rosa Gold Mine, or alternatively, that we will be successful in our efforts to obtain additional financing.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4:  Mineral Properties

Our current efforts are focused on our mining properties in Nevada.  Because of lack of funds and scaling back our operations, we allowed the remainder of our mineral property claims interests to lapse in 2013.

Mhakari Properties

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

Coyote Fault/Coyote Fault Extension

The Coyote Fault/Coyote Fault Extension claims are within nine miles of Silver Peak, Nevada and Hwy 265 via Coyote Road.  They are comprised of 110 contiguous claims and are also located in the middle of the Walker Lane tectonic belt with Sierra Block uplift to the west and the Basin and Range to the east.  The property is on the northern flank of Mineral Ridge and is along the eastern edge of the Silver Peak Range.  Phase I geologic mapping and outcrop sampling (above ground) was completed on the Coyote Fault claim group (38 claims) in December 2010, which identified a new potential gold exploration target.  Geological mapping of the Coyote Extension claim group (72 claims) is planned for the near term as funding permits.

Amended and Restated Option Agreement

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari Gold (Nevada) Inc. (“Mhakari”) with respect to the Mhakari Properties, which terminated all rights and obligations under prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties for the following consideration to be paid by us to Mhakari:

Cash payments: $25,500, payable $20,000 upon execution of the agreement and $5,500 within 60 days thereafter; $20,000 payable on the 3 month anniversary of the agreement; $15,000 on the 6 month and 9 month anniversary of the agreement; and $50,000 on the 15 month anniversary of the agreement.

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

As of the date of filing this report, we had met the equity payments obligation but were in arrears by $45,500 on the cash payments obligation.  We are currently in discussions with Mhakari, and anticipate making further cash payments and beginning our work commitment in the near future as funding permits.

North Springs Properties

The North Springs Properties consist of a large, bulk-tonnage and a high-grade vein-shear hosted gold system located along the western margin of the Mineral Ridge Mining District, approximately 8 miles west of the town of Silver Peak and 3 miles west of the Mineral Ridge open pit and underground mines.  This property consists of 16 unpatented lode mining claims comprised of 320 acres.

Both the North Springs Properties and the Mineral Ridge deposits are situated along a regional northwest trending, large anticline known as the Mineral Ridge Metamorphic Core Complex. This complex contains extensive high-grade gold veins (52 miles of underground workings on low-angle veins) and stacked, low angle, shear zones, which has been open pit mined in several deposits.  The North Springs Properties occupies very similar geology, alteration and mineralization, geochemistry and structural setting to the Mineral Ridge deposits. Sampling to date has identified gold mineralization up to 0.8 ounces per ton from surface workings.  The North Springs Properties contain several untested gold targets that include open-pit, disseminated mineralization and high-grade shear zones and feeder veins, such as those that have been mined by several mining companies at the nearby Mineral Ridge deposits.  We plan exploration activities on the North Springs Properties in the near future as funding permits.

Exploration and Mining Lease with Options to Purchase Agreement

Under the terms of an Exploration and Mining Lease with Options to Purchase Agreement effective June 17, 2013 (the “North Springs Agreement”), we acquired the rights to the 16 unpatented lode mining claims comprising the North Springs Properties on BLM lands in Esmeralda County, Nevada, located near the operating Mineral Ridge gold project.  As required by the North Springs Agreement, we made advance royalty payments of $5,000 cash in June 2013 and issued 1,000,000 shares of our common stock in July 2013.  We are further obligated to make the following payments under the terms of the North Springs Agreement:

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

Subject to prior termination, the term of the North Springs Agreement shall be for a period of twenty years commencing on the effective date.  The Company is obligated to pay a production royalty equal to three percent of the Net Smelter Returns (“NSR”) from the production or sale of minerals from the North Springs Properties and meet defined minimum annual work commitments ranging from $10,000 in the first year to $100,000 beginning in the fifth year and thereafter.

Sale of Interest in Santa Rosa Gold Mine

As more fully discussed in Note 19, on February 18, 2014, we received an initial payment of $260,000 and fully executed Sale Agreements related to the sale of our 10% interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of $2,600,000.

Exploration and evaluation expenses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012 were comprised of expenses incurred for the following exploration mineral properties opportunities:

	2013	2012

Mhakari Properties	$142,400	$-
North Springs Properties	13,812	-
Santa Rosa	-	64,516
General and other	-	249,767

Total	$156,212	$314,283

Note 5:  Marketable Securities

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

After considering this and other factors, including the nature of the operations of AMC and WEX, the trading volume of the shares and the number of shares held by us, we concluded that the recorded value of marketable securities at December 31, 2012 should be fully impaired and that the impairment loss was other-than-temporary.  Therefore, we recorded an impairment loss for the marketable securities of $501,400 for the year ended December 31, 2012.

In accordance with ASC Topic 830, Foreign Currency Matters, the increase or decrease in the recorded value of the marketable securities resulting from changes in foreign exchange rates between our functional currency, the US dollar, and the currency in which the marketable securities are denominated, the Canadian dollar, is recorded as a foreign currency transaction gain or loss in our consolidated statements of operations and comprehensive income (loss).  The foreign currency loss related to these securities was $0 and $63,600 for the years ended December 31, 2013 and 2012, respectively.

Note 6:  Property and Equipment

Property and equipment other than the mineral properties discussed in Note 4 consisted of the following at December 31:

	2013	2012

Computer equipment	$2,736	$7,924
Support equipment	39,932	39,932
Drilling equipment	-	141,601
Office furniture and equipment	-	7,459
	42,668	196,916
Less accumulated depreciation and amortization	(41,680)	(124,532)

	$988	$72,384

For the years ended December 31, 2013 and 2012, we recorded depreciation and amortization expense of $5,387 and $54,520, respectively.

Substantially all our drilling and support equipment was idle and held for sale at December 31, 2013 and 2012.

Note 7:  Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2013 and 2012:

	2013	2012

Accrued payroll and related	$92,643	$124,112
Liabilities assumed in Ra acquisition	166,901	178,018
Put option liability	120,000	120,000
Legal and consulting fees	45,000	275,760
Other	68,793	41,042

	$493,337	$738,932

Note 8:  Notes Payable

Our notes payable consisted of the following at:

	December 31, 2013	December 31, 2012
Note payable to an equipment supplier, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	$175,457	$175,457

Convertible note payable to an institutional investor, with interest at 8% per annum, payable March 6, 2014, net of discount of $3,650	12,035	-

Convertible note payable to an institutional investor, with interest at 8% per annum, payable May 27, 2014, net of discount of $17,185	15,315	-

Convertible note payable to an institutional investor, with interest at 8% per annum, payable August 7, 2014, net of discount of $12,347	3,228	-

Convertible note payable to an institutional investor, with interest at 8% per annum, payable August 19, 2014, net of discount of $9,134	1,866	-

Convertible notes payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000

Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223

Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	190,000

Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000

Capital lease payable to Heartland Wisconsin Corp., repaid in 2013	-	5,595

	$1,561,124	$1,534,275

Convertible Notes Payable to Institutional Investor

On June 4, 2013, August 22, 2013, November 5, 2013, and November 15, 2013, we entered into convertible promissory notes payable to an institutional investor (“investor”) for $42,500, $32,500, $15,575, and $11,000, respectively, (“Convertible Notes”), which bear interest at an annual rate of 8% and mature on March 6, 2014, May 27, 2014, August 7, 2014, and August 19, 2014, respectively.  The investor has the right, after the first 180 days of the notes, to convert the Convertible Notes and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

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

At the inception of the June 4, 2013 Convertible Note of $42,500, we recorded debt issuance costs of $3,000 and a debt discount and a derivative liability of $42,093 related to the conversion feature.  In December 2013, we paid $14,815 principal and, in December 2013, the investor converted $12,000 principal into 9,230,769 shares of our common stock at a conversion price of $0.00130 per share.

At the inception of the August 22, 2013 Convertible Note, we recorded debt issuance costs of $3,000, a debt discount of $32,500 and a derivative liability of $55,894 related to the conversion feature.

At the inception of the November 5, 2013 Convertible Note, we recorded debt issuance costs of $1,500, a debt discount of $15,575 and a derivative liability of $35,765 related to the conversion feature.

At the inception of the November 15, 2013 Convertible Note, we recorded debt issuance costs of $1,500, a debt discount of $11,000 and a derivative liability of $17,238 related to the conversion feature.

Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the Convertible Notes and totaled $51,285 for the year ended December 31, 2013.  As of December 31, accrued interest payable on the Convertible Notes totaled $3,087.

During the year ended December 31, 2013, we had the following activity in the accounts related to the Convertible Notes:

	Derivative Liability	Debt Discount	Loss on Derivative Liability	Gain (Loss) on Extinguishment of Debt	Interest Expense

Derivative liability at inception of note	$150,990	$(101,168)	$(49,822)	$-	$-
Adjustment to derivative liability	(14,225)	(407)	(7,972)	22,604	-
Amortization of debt discount to interest expense	-	59,259	-	(7,974)	(51,285)

Balance at December 31, 2013	$136,765	$(42,316)	$(57,794)	$14,630	$(51,285)

In estimating the fair value of the derivative and calculating the adjustment to the derivative liability during the year ended December 31, 2013, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	0.10 – 0.40%
Expected life in years	0.76 - 0.18
Dividend yield	0%
Expected volatility	198.38 – 325.94%

As discussed in Note 19, subsequent to December 31, 2013, all Convertible Notes Payable to the institutional investor were paid in full.

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

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  We have therefore discontinued our efforts in Peru, and the ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on our resolution of our dispute with SV and of the legal actions discussed in Note 14.  We are currently unable to predict the ultimate outcome of these matters.

Note 9:  Amounts Due to Related Party

Amounts due to related party consists of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable were still outstanding as of the date of filing this report.  At December 31, 2013 and December 31, 2012, the note payable had a principal balance of $115,066, and related accrued interest payable was $14,413 and $7,509, respectively.

Note 10:  Stockholders’ Deficit

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the year ended December 31, 2013, we issued a total of 31,430,769 shares of our common stock: 6,200,000 shares valued at $62,000 to Jeffrey Dahl, a member of our Board of Directors, for accrued services in accordance with our Consulting Agreement with him (Note 14); 16,000,000 shares valued at $95,200 for accrued exploration and evaluation expenses pursuant to our mineral property option agreements (Note 4); and 9,230,769 shares valued at $13,846 for conversion of debt.

During the year ended December 31, 2012, we issued a total of 26,617,377 shares of our common stock: 24,136,364 shares for cash of $412,500 ($425,000 less $12,500 in finder’s fees) and 2,481,013 shares issued upon the cashless exercise of warrants recorded at par value of $2,481.

On July 10, 2012, we completed a private placement with an institutional investor, consisting of the issuance of warrants to purchase 6,000,000 shares of our common stock in consideration for a purchase price of $400,000.  Of the warrants, 2,000,000 are exercisable at $0.04 per share and 4,000,000 are exercisable at $0.08 per share.  These warrants are exercisable for a period of five years from date of issuance, through July 10, 2017.

In April 2012, an investor purchased a warrant for $20,000, entitling the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of two years.

In November 2012, an investor purchased a warrant for $100,000, entitling the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a period of five years.

Pursuant to a Stock Purchase Agreement dated January 24, 2012, we received $120,000 from an institutional investor for the purchase of 1,500,000 shares of our common stock at a price of $0.08 per share.  The agreement granted the investor a one year put option, exercisable six months from the date of the agreement, requiring us to repurchase the shares at $0.08 per share.  The investor exercised the put option during the fourth quarter of 2012, and the $120,000 obligation has been accrued and included in accrued liabilities in our consolidated balance sheet as of December 31, 2013 and 2012.

Pursuant to a Rescission Agreement with our partner in Panama, our partner returned 25,000,001 shares of our common stock to us in October 2012.  We subsequently cancelled the shares.

As of December 31, 2013 and 2012, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that were recorded as treasury shares at a cost of $49,008.

Note 11:  Stock Warrants

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of December 31, 2013, and changes during the two years then ended is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2011	40,333,333	$0.14

Granted	23,750,000	$0.05
Canceled / Expired	(26,000,000)	$0.14
Exercised	(4,000,000)	$0.03

Outstanding and exercisable, December 31, 2012	34,083,333	$0.08

Granted	-	-
Canceled / Expired	(7,333,333)	$0.17
Exercised	-	-

Outstanding and exercisable, December 31, 2013	26,750,000	$0.06

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at December 31, 2013:

Expiration Date	Price	Number

2014	$0.12	1,000,000
2014	$0.125	2,750,000
2014	$0.04	8,500,000
2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000

		26,750,000

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

During the year ended December 31, 2012, we issued a consultant two-year warrants to purchase a total of 750,000 shares of our common stock at an exercise price of $0.125 per share.  The warrants are exercisable for General and administrative expenses for the year ended December 31, 2012 includes consulting expense of $57,829 related to the vested portion of the estimated grant date fair value of warrants issued for services.

As described in Note 10, in July 2012, an institutional investor purchased five year warrants to purchase 6,000,000 shares of our common stock for $400,000.  Of the warrants, 2,000,000 are exercisable at $0.04 per share and 4,000,000 are exercisable at $0.08 per share.  In addition, in April 2012, an investor purchased two year warrants to purchase 2,000,000 shares of our common stock for $20,000 at an exercise price of $0.04 per share, and in November an investor purchased a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.04 per share.

Note 12:  Stock-Based Compensation

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

Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2013 and 2012 was $2,283 and $1,306, respectively.

During the year ended December 31, 2013, we granted to an officer and director stock options to purchase a total of 600,000 shares of our common stock at an exercise price of $0.0042 per share.  We estimated the grant date fair value of these options at $0.0038 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.41%
Expected life in years	5.0
Dividend yield	0%
Expected volatility	149.42%

The following table summarizes the stock option activity during the years ended December 31, 2013 and 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	8,930,000	$0.11
Granted	100,000	$0.01
Exercised	-	$-
Expired or cancelled	(1,180,000)	$0.11

Outstanding, vested and exercisable at December 31, 2012	7,850,000	$0.11	2.95	$-
Granted	600,000	$0.004
Exercised	-	$-
Expired or cancelled	(3,150,000)	$0.13

Outstanding, vested and exercisable at December 31, 2013	5,300,000	$0.09	2.20	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0012 and $0.005 as of December 31, 2013 and 2012, respectively, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2013, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations and comprehensive income (loss).

Note 13:  Income Taxes

The (provision) benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes for the following reasons:

	Years Ended December 31,
	2013	2012

Income tax (provision) benefit at statutory rate	$259,202	$(1,250,110)
Stock or warrants issued for services and expenses	(19,650)	(19,662)
Interest expense	(17,437)	-
Other	22,584	(1,427)
Change in valuation allowance	(244,699)	1,271,199

Less accumulated depreciation and amortization	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2013	2012

Net operating loss carry forwards	$10,713,277	$9,917,863
Accrued expenses	296,720	80,162
Mineral properties	2,620,535	4,820,918
Marketable securities	170,476	170,476
Depreciation	270	(12,528)
Stock-based compensation	292,980	292,203
Other	1,490	1,490
	14,095,748	15,270,584
Valuation allowance	(14,095,748)	(15,270,584)

Net deferred taxes	$-	$-

At December 31, 2013, we had a net operating loss carry forward available to offset future taxable income of approximately $31,510,000, which will begin to expire in 2014.  If substantial changes in our ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

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

We classify interest and penalties arising from the underpayment of income taxes in the statements of operations and comprehensive income (loss) under general and administrative expenses.  As of December 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions.

We currently file income tax returns in the U.S. federal jurisdiction and in the state of Utah.  We also have historically conduct operations in Peru, Panama and Canada.

All U.S. federal net operating loss carry forwards through the year ended December 31, 2013 are subject to examination.

Note 14:  Consulting and Employment Agreements

Donald B. Gunn

On December 7, 2011, we entered into a Consulting Agreement (the “Gunn Consulting Agreement) with Donald Gunn, whereby Mr. Gunn is to provide services to the Company in his role as President of the Company.  Mr. Gunn was appointed President of the Company effective March 15, 2011.  Pursuant to the Gunn Consulting Agreement, the Company has accrued monthly compensation to Mr. Gunn of $3,000 from July through November 2011 and $6,000 from December 31, 2011 forward.

Dennis P. Gauger

On January 15, 2013, the Board of Directors appointed Dennis P. Gauger as our Chief Financial Officer and Corporate Secretary.  Pursuant to an Independent Contractor Agreement, Mr. Gauger was to perform the agreed upon duties for a period of one year and be paid $5,000 per month through June 2013 and $7,500 per month for the remainder of the contract.  Effective September 1, 2013, Mr. Gauger’s compensation was reduced to $3,000 per month.  Mr. Gauger is eligible to participate in our stock option plan as approved by the Board of Directors.

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

In consideration for services rendered under the 2012 Dahl Consulting Agreement, we were to issue Mr. Dahl 2,000,000 shares of our common stock upon signing and 350,000 shares of our common stock for each of the months of April 2012 through March 2013.  In March 2013, we issued 6,200,000 shares of our common stock to Mr. Dahl for services valued at $62,000, based on the estimated market value of the shares, in full payment of our obligation under the 2012 Consulting Agreement.

Note 15:  Commitments and Contingencies

Legal Matters

On February 27, 2012, Wayne Colwell, a former employee, sued the Company, claiming he was owed back wages (Wayne Colwell v. Golden Phoenix Minerals, Inc., case number CV 12 – 00480, in the 2nd Judicial District Court, in and for the County of Washoe, State of Nevada).  At a court ordered settlement conference, the parties reached a settlement whereby we agreed to pay Mr. Colwell the sum of $80,000 in satisfaction of all claims.  Pursuant to the settlement agreement, we paid Mr. Colwell the sum of $20,000 and agreed to pay the balance of $60,000 prior to August 1, 2013.  We subsequently paid Mr. Colwell $5,000 in September 2013.  There remains a balance of $55,000 due Mr. Colwell.

On March 7, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. et al. vs. Robert A. Ian, Change Management International, LLC, case number CV 13-00508) alleging various breaches by the defendants of various contracts and duties owed by defendants to plaintiffs, all relating to an independent contractor relationship between the Company and the defendants.  We are currently seeking equitable relief in the case, as well as monetary damages.  The defendants filed an answer, denying all claims, and also filed a counter-claim against the Company seeking monetary damages for alleged breach of a consulting agreement.  We view the counter-claim as frivolous and without merit, and filed an answer denying all claims.  We intend to vigorously prosecute the case to protect our legal and property rights and interests.  Discovery has commenced, and is on-going, and a trial date, previously set for May 12, 2014, has been vacated and has not yet been re-set.

On May 22 and 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  No date has been set for the arbitration, and no discovery or other proceedings have yet taken place.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a current member of the Board of Directors of the Company.  We intend to vigorously prosecute the case to protect our legal and property rights and interests.  No answers have been filed, no discovery has commenced, and no trial date has been set.  We will seek to consolidate this case with the Pinnacle case, including mediation of all claims of the parties.

Operating Leases

We have leased drilling equipment and office space under non-cancelable operating leases and have leased office space short-term, month-to-month lease arrangements.  As of December 31, 2013, we had no operating leases with non-cancelable terms in excess of one year:

Rental expense for all operating leases was $8,760 and $240,015 for the years ended December 31, 2013 and 2012, respectively.

Note 16:  Related Party Transactions

As more fully discussed in Note 9, at December 31, 2013 and 2012, amounts due related parties was $115,066, comprised of a note to Robert P. Martin, our former Chairman of the Board of Directors.  Accrued interest payable on this related party note was $14,413 and $7,509 at December 31, 2013 and 2012, respectively. Interest expense incurred to Mr. Martin on this obligation totaled $6,904 for each of the years ended December 31, 2013 and 2012.

As discussed in Note 14, we have entered into certain consulting with our officers and directors and have issued shares of our common stock and warrants to purchase shares of our common stock in payment of certain compensation obligations.

As of December 31, 2013 and 2012, accounts payable included amounts due to related parties of $765,649 and $619,937, respectively.

Note 17:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2013 and 2012, we made no cash payments for income taxes.

During the years ended December 31, 2013 and 2012, we made cash payments for interest of $8,958 and $37,810, respectively.

During the year ended December 31, 2013 we had the following non-cash financing and investing activities:

•
Decreased accrued liabilities by $157,200, increased common stock by $22,200 and increased additional paid-in capital by $135,000 for common shares issued in payment of accrued consulting fees and exploration and evaluation expenses.

•	Decreased notes payable by $12,000, increased common stock by $9,230 and increased additional paid-in capital by $2,770 for common shares issued for conversion of debt.

During the year ended December 31, 2012 we had the following non-cash financing and investing activities:

•	Increased marketable securities and increased other comprehensive income by $50,000 for unrealized gain on marketable securities.

•	Increased accrued liabilities and decreased additional paid-in capital by $120,000 for put option liability.

•	Increased common stock and decreased additional paid-in capital by $2,481 for cashless exercise of warrants.

•	Decreased common stock and increased additional paid-in capital by $25,000 for common stock returned and cancelled.

Note 18:  Recent Accounting Pronouncements

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

There were no other new accounting pronouncements issued during the year ended December 31, 2013 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

Note 19:  Subsequent Events

Sale of Ashdown NSR

On January 31, 2014, we sold for $45,000 our net smelter royalty return (“NSR”) interest relating to the operations conducted by or on behalf of the Ashdown Project.   We acquired the NSR pursuant to the sale of our ownership interest in the Ashdown Project in May 2009 and a subsequent Termination, Settlement and Release Agreement entered into in August 2011.  We received a deposit of $31,000 in December 2013, $5,000 in February 2014, and $5,000 in March 2014, with the balance due before March 31, 2014.

Sale of Interest in the Santa Rosa Mine, Panama

On February 18, 2014, we received an initial payment of $260,000 and fully executed documents dated February 6, 2014, including a Share Purchase Agreement and Trust Agreement (“Sale Agreements”), with Silver Global, S.A. (“Silver Global”) and two foreign corporations (collectively, the foreign corporations are referred to herein as “Buyers”) related to the sale of the Company’s ten percent (10%) interest in the Santa Rosa Gold Mine, Panama for an aggregate purchase price of $2,600,000.

The Company and Silver Global initially entered into an Acquisition Agreement and joint venture in September 2011 (the “Acquisition Agreement”), forming a Panamanian corporation (Golden Phoenix Panama, S.A., subsequently renamed Vera Gold Corporation, S.A. “Vera Gold”), for the purpose of developing and operating mining concessions pertaining to the Santa Rosa Gold Mine located in the Province of Veraguas, Panama.  Details regarding the Acquisition Agreement were previously disclosed in the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 22, 2011 (the “Prior Report-Acquisition”).  The information contained in the Prior Report-Acquisition is incorporated herein in its entirety.

The Company and Silver Global subsequently entered into a Rescission and Release Agreement, dated July 23, 2012, as subsequently amended (the “Rescission Agreement”), pursuant to which the parties agreed to rescind the Acquisition Agreement, and Silver Global would purchase the Company’s then fifteen percent (15%) interest in Vera Gold in tranches according to a specified payment schedule.  The Rescission Agreement subsequently terminated according to its own terms due to discontinuation of the scheduled payments, and the Company retained a ten percent (10%) interest in Vera Gold.  Further details regarding the Rescission Agreement were previously disclosed in the Company’s Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 8, 2012 (the “Prior Report-Rescission”).  The information contained in the Prior Report-Rescission is incorporated herein in its entirety.

Pursuant to the Sale Agreements, as consented to by Silver Global, the Buyers shall purchase the Company’s ten percent (10%) interest in Vera Gold for a purchase price of $2,600,000 (“Purchase Price”), with an initial payment of $260,000 and the balance of the Purchase Price to be paid is to be paid in April 2014, within 45 business days of the closing of the sale.  The Company’s shares representing its 10% interest shall be held in trust, and delivery of such shares is made contingent upon delivery of the Purchase Price in full.

Issuances of Common Stock

In January 2014, an investor was issued a total of 37,191,614 shares of our common stock for conversion of debt totaling $17,385.  This retired in full the principal balance and accrued interest payable of our first convertible note payable to an institutional investor.

In February 2014, we issued Mhakari Gold Corp. 5,000,000 shares of our common stock valued at $27,500 in payment of an obligation under our Amended and Restated Option Agreement.

Debt Repayment

In February 2014, we paid $78,967 to an institutional investor in full payment of the principal balance and accrued interest payable of the second, third and fourth convertible notes payable to an institutional investor.