Form 10-Q
period 2014-03-31
GOLDEN PHOENIX MINERALS INC
filed 2014-05-15
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-22905

GOLDEN PHOENIX MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1878178
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

125 East Main St., Suite 602, American Fork, UT	84003
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2014 there were 448,273,907 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	March 31,
	2014 (Unaudited)	December 31, 2013
ASSETS

Current assets:
Cash	$77,820	$4,925
Prepaid expenses and other current assets	2,416	2,515
Marketable securities	-	-
Total current assets	80,236	7,440

Property and equipment, net (substantially all held for sale)	760	988

Debt issuance costs	-	4,719

	$80,996	$13,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,485,932	$1,480,154
Accrued liabilities	501,332	493,337
Accrued interest payable	110,862	108,738
Deposits	41,000	31,000
Notes payable	1,528,680	1,561,124
Amounts due to related party	115,066	115,066
Derivative liability	-	136,765
Total current liabilities	3,782,872	3,926,184

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 443,273,907 and 401,082,293 shares issued and outstanding, respectively	443,274	401,082
Additional paid-in capital	58,456,195	58,398,611
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(62,552,337)	(62,663,722)
Total stockholders’ deficit	(3,701,876)	(3,913,037)

	$80,996	$13,147

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$-	$-

Operating costs and expenses:
Exploration and evaluation expenses	32,500	40,600
General and administrative expenses	127,454	154,607
Depreciation and amortization expense	228	4,083

Total operating costs and expenses	160,182	199,290

Loss from operations	(160,182)	(199,290)

Other income (expense):
Interest and other income	-	34
Interest expense	(43,306)	(6,293)
Loss on derivative liability	(445,881)	-
Foreign currency gain	8,153	4,689
Gain on disposition of assets	249,536	-
Gain on extinguishment of debt	503,065	33,439

Total other income	271,567	31,869

Income (loss) before income taxes	111,385	(167,421)
Provision for income taxes	-	-

Net income (loss)	$111,385	$(167,421)

Income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	434,090,728	370,131,688
Diluted	434,878,228	370,131,688

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$111,385	$(167,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	228	4,083
Common stock issued for exploration and evaluation expenses	32,500	-
Amortization of debt issuance costs to interest expense	4,719	-
Amortization of debt discount to interest expense	12,626	-
Loss on derivative liability	445,881	-
Gain on extinguishment of debt	(503,065)	(33,439)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	99	60
Increase in accounts payable	5,778	5,617
Increase in accrued liabilities	11,819	23,912
Increase in deposits	10,000	-

Net cash provided by (used in) operating activities	131,970	(167,188)

Cash flows from investing activities -none

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments of notes payable	(59,075)	(3,328)

Net cash used in financing activities	(59,075)	(3,328)

Net increase (decrease) in cash	72,895	(170,516)
Cash, beginning of the period	4,925	287,704

Cash, end of the period	$77,820	$117,188

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
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

The interim financial information of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2012 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,552,337 and a total stockholders’ deficit of $3,701,876 at March 31, 2014.  We currently have no operating revenues.

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding will help capitalize the Company, extinguish certain liabilities and provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.

As more fully described in these Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we have entered into options and agreements for the acquisition of our Nevada mineral properties.  None of these mineral properties currently have proven or probable reserves.  We believe we will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital at favorable rates or at all, or that any of these mineral properties will ultimately attain a successful level of operations.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the date of filing this report, we are current on our obligations under the Amended and Restated Option Agreement.

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

As of the date of filing this report, we are current on our obligations under the Amended and Restated Option Agreement.

Sale of Interest in Santa Rosa Gold Mine

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  As a result, we reported a gain on disposition of assets of $249,536 in the three months ended March 31, 2014

In September 2011, the Company and its partner formed a Panamanian corporation, subsequently renamed Vera Gold Corporation (“Vera Gold”), for the purpose of developing and operating mining concessions pertaining to the Santa Rosa Gold Mine located in the Province of Veraguas, Panama.  Pursuant to an agreement entered into in July 2012, the Company and its partner agreed to terminate the original agreement to develop the Santa Rosa Gold Mine, and the Company retained a 10% interest in Vera Gold.  On February 12, 2014, the Company completed negotiations for a Share Purchase Agreement, whereby it sold its 10% ownership in Vera Gold to certain foreign investors for US$2.6 million.

Exploration and evaluation expenses included in our consolidated statements of operations were $32,500 and 40,600 for the three months ended March 31, 2014 and 2013, respectively, and were comprised of expenses incurred for the Mhakari Properties.

NOTE 4 – MARKETABLE SECURITIES AND SALE OF ROYALTY INTEREST

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

After considering the nature of the operations of AMC and WEX, the lack of trading volume of the shares, the number of shares held by us, and other factors, we have concluded that the recorded value of marketable securities at March 31, 2014 and December 31, 2013 should be fully impaired and that the impairment loss is other-than-temporary.

On January 31, 2014, we sold for $45,000 our net smelter royalty return (“NSR”) interest relating to the operations conducted by or on behalf of the Ashdown Project LLC.   We acquired the NSR pursuant to the sale of our ownership interest in the Ashdown Project in May 2009 and a subsequent Termination, Settlement and Release Agreement entered into in August 2011.  We received a deposit of $31,000 in December 2013, $5,000 in February 2014, and $5,000 in March 2014, with the balance currently payable to us.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2014	December 31, 2013

Accrued payroll and related	$90,643	$92,643
Liabilities assumed in Ra Minerals acquisition	160,629	166,901
Put option liability	120,000	120,000
Legal and consulting fees	45,000	45,000
Other	85,060	68,793

	$501,332	$493,337

NOTE 6 – NOTES PAYABLE

Our notes payable consisted of the following at:

	March 31, 2014	December 31, 2013

Note payable to an equipment supplier, with principal payments of $58,486 on June 30, 2008, $58,486 on June 30, 2009, and $58,485 on June 30, 2010, with interest at 8%, unsecured	$175,457	$175,457

Convertible notes payable to SV, non-interest bearing, payable September 30, 2012	500,000	500,000

Convertible note payable to SV, non-interest bearing, payable September 30, 2012	413,223	413,223

Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012	190,000	190,000

Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013	250,000	250,000

Convertible notes payable to an institutional investor, net of discount, repaid during the three months ended March 31, 2014	-	32,444

	$1,528,680	$1,561,124

Convertible Notes Payable to Institutional Investor

On June 4, 2013, August 22, 2013, November 5, 2013, and November 15, 2013, we entered into convertible promissory notes payable to an institutional investor (“investor”) for $42,500, $32,500, $15,575, and $11,000, respectively, (“Convertible Notes”), which bore interest at an annual rate of 8% and were to mature on March 6, 2014, May 27, 2014, August 7, 2014, and August 19, 2014, respectively.  The investor had the right, after the first 180 days of the notes, to convert the Convertible Notes and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.

At any time for the period beginning on the date of the Convertible Notes and ending on the date which is 30 days following the date of the Convertible Notes, we had the option to prepay the Convertible Notes upon payment of an amount equal to the outstanding principal multiplied by 110%, together with accrued and unpaid interest.  The amount of the prepayment increased every subsequent 30 days to 115%, 120%, 125%, 130% and 135% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the Convertible Notes, we had no right of prepayment.

At the inception of the June 4, 2013 Convertible Note of $42,500, we recorded debt issuance costs of $3,000 and a debt discount and a derivative liability of $42,093 related to the conversion feature.  In December 2013, we paid $14,815 principal and, in December 2013 and January 2014, the investor converted $27,685 principal and $1,700 accrued interest into shares of our common stock, extinguishing the obligation in full.

At the inception of the August 22, 2013 Convertible Note, we recorded debt issuance costs of $3,000, a debt discount of $32,500 and a derivative liability of $55,894 related to the conversion feature. In February 2014, we extinguished the obligation in full by payment of $32,500 principal and $1,268 in accrued interest.

 At the inception of the November 5, 2013 Convertible Note, we recorded debt issuance costs of $1,500, a debt discount of $15,575 and a derivative liability of $35,765 related to the conversion feature.  In February 2014, we extinguished the obligation in full by payment of $15,575 principal and $369 in accrued interest.

At the inception of the November 15, 2013 Convertible Note, we recorded debt issuance costs of $1,500, a debt discount of $11,000 and a derivative liability of $17,238 related to the conversion feature.  In February 2014, we extinguished the obligation in full by payment of $11,000 principal and $236 in accrued interest.

Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the Convertible Notes and totaled $12,626 for the three months ended March 31, 2014.

During the three months ended March 31, 2014, we had the following activity in the accounts related to the Convertible Notes:

	Derivative Liability	Debt Discount	Loss on Derivative Liability	Gain on Extinguishment of Debt	Interest Expense

Balance at December 31, 2013	$136,765	$(42,316)
Adjustment to derivative liability	445,881	-	$(445,881)	$-	$-
Amortization of debt discount to interest expense	-	12,626	-	-	(12,626)
Repayment of debt	(582,646)	29,690	-	503,065	-

Balance at March 31, 2014	$-	$-	$(445,881)	$503,065	$(12,626)

In estimating the fair value of the derivative and calculating the adjustment to the derivative liability during the three months ended March 31, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	0.08 – 0.025%
Expected life in years	0.48 - 0.12
Dividend yield	0%
Expected volatility	274.75 – 376.38%

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

NOTE 7 – AMOUNTS DUE RELATED PARTY

Amounts due to related party consists of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  The obligation was paid 50% in November 2011, with the remaining 50% payable on or before February 27, 2012.  The remaining note payable balance and related accrued interest payable were still outstanding as of the date of filing this report.  At March 31, 2014 and December 31, 2014, the note payable had a principal balance of $115,066, and related accrued interest payable was $16,116 and $14,413, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of March 31, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the three months ended March 31, 2014, we issued a total of 42,191,614 shares of our common stock: 37,191,614 shares valued at $67,276 for conversion of debt (Note 6) and 5,000,000 shares valued at $32,500 for exploration and evaluation expenses pursuant to our mineral property option agreements (Note 3).

During the three months ended March 31, 2013, we issued 6,200,000 shares of our common stock to Jeffrey Dahl, a member of our Board of Directors in accordance with a consulting agreement with him.

As of March 31, 2014 and December 31, 2013, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that were recorded as treasury shares at a cost of $49,008.

NOTE 9 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of September 30, 2013, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	26,750,000	$0.06

Granted	-
Canceled / Expired	(3,750,000)	$0.12
Exercised	-

Outstanding, vested and exercisable, March 31, 2014	23,000,000	$0.05

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at March 31, 2014:

Expiration Date	Price	Number

2014	$0.04	8,500,000
2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000

		23,000,000

NOTE 10 – STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASU Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.  We had no stock-based compensation expense for the three months ended March 31, 2014 and 2013.

The following table summarizes the stock option activity during the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	5,300,000	$0.09
Granted	-
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at March 31, 2014	5,300,000	$0.09	1.95	$1,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0062 as of March 31, 2014 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2014, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows for the three months ended March 31, 2014 and 2013:

	2014	2013

Weighted average number of shares outstanding - basic	434,090,728	370,131,688
Dilutive effect of stock options	787,500	-

Weighted average number of shares outstanding - diluted	434,878,228	370,131,688

At March 31, 2014, we had outstanding options and warrants to purchase a total of 28,300,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

NOTE 12 – CONSULTING AGREEMENTS

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

See Note 16 for discussion of new compensation agreements for officers and directors effective May 1, 2014.

NOTE 13 – LEGAL MATTERS

On February 27, 2012, Wayne Colwell, a former employee, sued the Company, claiming he was owed back wages (Wayne Colwell v. Golden Phoenix Minerals, Inc., case number CV 12 – 00480, in the 2nd Judicial District Court, in and for the County of Washoe, State of Nevada).  At a court ordered settlement conference, the parties reached a settlement whereby we agreed to pay Mr. Colwell the sum of $80,000 in satisfaction of all claims.  Pursuant to the settlement agreement, we paid Mr. Colwell the sum of $20,000 and agreed to pay the balance of $60,000 prior to August 1, 2013.  We paid Mr. Colwell $5,000 in September 2013 and the balance of $55,000 in April 2014.

On March 7, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. et al. vs. Robert A. Ian, Change Management International, LLC, case number CV 13-00508) alleging various breaches by the defendants of various contracts and duties owed by defendants to plaintiffs, all relating to an independent contractor relationship between the Company and the defendants.  We were seeking equitable relief in the case, as well as monetary damages.  The defendants filed an answer, denying all claims, and also filed a counter-claim against the Company seeking monetary damages for alleged breach of a consulting agreement.  Subsequent to March 31, 2014, we entered into a Mutual Release with the defendants where all disputes and differences were settled (Note 16).

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

NOTE 14 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2014 and 2013, we made no cash payments for income taxes.

During the three months ended March 31, 2014 and 2013, we made cash payments for interest totaling $18,808 and $985, respectively.

During the three months ended March 31, 2014, we had the following non-cash financing and investing activities:

•
Decreased accrued interest payable by $1,700, decreased notes payable by $15,685, decreased debt discount by $2,967, decreased derivative liability by $52,106, increased common stock by $37,192 and increased additional paid-in capital by $30,084 for common shares issued in conversion of debt.

During the three months ended March 31, 2013, we had the following non-cash financing and investing activities:

•	Decreased accrued liabilities by $116,000, increased common stock by $6,200 and increased additional paid-in capital by $109,800 for common shares issued in payment of put option.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENTS

On April 21, 2014 we completed a Stock Purchase Agreement entered into on January 31, 2014 with an investor and received $10,000.  The investor purchased 5,000,000 units at $0.002 per unit, with each unit comprised of one share of restricted common stock of the Company and a five-year warrant to purchase one share of common stock of the Company at an exercise price of $0.003 per share.

On April 23, 2014, we completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.

On April 28, 2014, we entered into a Mutual Release with Robert A. Ian and Change Management International, LLC where all disputes and differences arising from a lawsuit filed by us in March 2013 and a subsequent counterclaim filed by the defendants were settled (Note 16).  Pursuant to the terms of the Mutual Release, we paid the defendants $35,000.

Effective May 1, 2014, the Board of Directors of the Company approved the following monthly compensation levels for members of our Interim Governing Board (“IGB”):  Donald Gunn $9,000 and John Di Girolamo and Jeffrey Dahl $7,000.  The three members of the IGB are also to receive 500,000 each of restricted stock of the Company.  The Board also approved monthly compensation of $5,000 for Dennis Gauger, Chief Financial Officer, effective May 1, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our growth strategies, (c) our expectations regarding property acquisitions or exploration plans, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,552,337 and a total stockholders’ deficit of $3,701,876 at March 31, 2014.  We currently have no operating revenues.

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding will help capitalize the Company, extinguish certain liabilities and provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.

As more fully described in these Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we have entered into options and agreements for the acquisition of our Nevada mineral properties.  None of these mineral properties currently have proven or probable reserves.  We believe we will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital at favorable rates or at all, or that any of these mineral properties will ultimately attain a successful level of operations.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, and several of these critical accounting policies are as follows:

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of March 31, 2014 and December 31, 2013, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of March 31, 2014 and December 31, 2013, we had no capitalized mineral property acquisition costs.

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

We had no liabilities measured at fair value on a recurring basis at March 31, 2014.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2014 and December 31, 2013, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows for the three months ended March 31, 2014 and 2013:

	2014	2013

Weighted average number of shares outstanding - basic	434,090,728	370,131,688
Dilutive effect of stock options	787,500	-

Weighted average number of shares outstanding - diluted	434,878,228	370,131,688

At March 31, 2014, we had outstanding options and warrants to purchase a total of 28,300,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

During the year ended December 31, 2013 we completed the sale of the equipment from our drilling division, and we had no operating revenues during the three months ended March 31, 2014 and 2013.  We will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding in 2013 and into 2014, we have significantly reduced the level of our operating costs and expenses.

During the three months ended December 31, 2013 and 2012, our exploration and evaluation expenses were $32,500 and $40,600, consisting of expenses for our Mhakari Properties.

Our exploration projects currently do not have proven or probable reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  More detailed explanations of these mineral properties are provided in Note 3 to our condensed consolidated financial statements.

General and administrative expenses were $127,454 and $154,607 for the three months ended March 31, 2014 and 2013, respectively.  General and administrative expenses include investor relations, consulting fees for our officers and accounting personnel, director fees, legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  General and administrative expenses decreased in the first quarter of 2014 primarily because of a decrease in salaries and consulting fees.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $228 and $4,083 for the three months ended March 31, 2014 and 2013, respectively.  The decrease in depreciation and amortization expense in 2014 resulted from the sale and disposal of office furniture and equipment and drilling equipment in 2013.

Other Income (Expense)

Interest and other income currently are not material to our consolidated financial statements, and totaled $0 and $34 for the three months ended March 31, 2014 and 2013, respectively.

Interest expense was $43,306 and $6,293 for the three months ended March 31, 2014 and 2013, respectively.  The increase in interest expense in 2014 was due primarily to our convertible notes payable to an institutional investor and to our payment of penalties in connection to the early extinguishment of that debt.

We reported a loss on derivative liability of $445,881 for the three months ended March 31, 2014 related to convertible notes payable to an institutional investor entered into in 2013.  We estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at each subsequent report date or date of conversion or payment using the Black-Scholes pricing model, resulting in a gain or loss on derivative liability.  We had no such gain or loss for the three months ended March 31, 2013.

We reported a foreign currency gain of $8,153 and $4,689 in the three months ended March 31, 2014 and 2013, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in foreign bank accounts, our foreign investments, and changes in foreign exchange rates.  As further discussed in the notes to our consolidated financial statements, we have fully impaired our foreign investments, resulting in lower amounts of foreign currency gain or loss in a particular period.

We reported a gain on disposition of assets of $249,536 in the three months ended March 31, 2014 resulting from the receipt of the initial payment from the sale of our 10% interest in in the Santa Rosa Gold Mine, net of certain fees and expenses.  We had no gain or loss on disposition of assets in the three months ended March 31, 2013.

We reported a gain on extinguishment of debt of $503,065 in the three months ended March 31, 2014 resulting primarily from the conversion of convertible debt into shares of our common stock where related derivative liabilities were extinguished.  We reported a gain on extinguishment of debt of $33,439 in the three months ended March 31, 2013 resulting from favorable settlements with certain creditors.

Net Income (Loss)

As a result, we reported net income of $111,385 in the three months ended March 31, 2014 compared to a net loss of $167,421 in the three months ended March 31, 2013.  As discussed above, the net income in the three months ended March 31, 2014 resulted primarily from gains on disposition of assets and extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $62,552,337 and a total stockholders’ deficit of $3,701,876 at March 31, 2014.  At March 31, 2014, we had current assets of $80,236 and current liabilities of $3,782,872, resulting in a working capital deficit of $3,702,636.  Included in current assets at March 31, 2014 was cash of $77,820.

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding will help capitalize the Company, extinguish certain liabilities and provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.

We have entered into options and agreements for the acquisition and development of our mineral properties that will require significant funds and require us to raise additional capital to complete the acquisitions and to fund the required exploration, evaluation and development costs and expenditures.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  None of our mineral properties currently have proven or probable reserves.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  As a result, we significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  During 2013, we obtained only limited convertible debt financing from an institutional investor to partially fund certain general and administrative expenses.  We repaid the convertible debt out of the proceeds from the initial payment from the sale of our interest in the Santa Rosa Gold Mine.

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

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the three months ended March 31, 2014, net cash provided by operating activities was $131,970 as a result of our net income of $111,385, total non-cash expenses of $495,954, decrease in prepaid expenses and other current assets of $99, and increases in accounts payable of $5,778, accrued liabilities of $11,819 and deposits of $10,000, partially offset by a non-cash gain on extinguishment of debt of $503,065.

During the three months ended March 31, 2013, we used net cash of $167,188 in operating activities as a result of our net loss of $167,421 and non-cash gain on extinguishment of debt of $33,439, partially offset by non-cash expenses totaling $4,083, decrease in prepaid expenses and other current assets of $60, and increases in accounts payable of $5,617 and accrued liabilities of $23,912.

During the three months ended March 31, 2014 and 2013, we had no net cash provided by or used in investing activities.

During the three months ended March 31, 2014 and 2013, net cash used in financing activities was $59,075 and $3,328, comprised of payments of notes.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Due to lack of funding, we significantly scaled back our operations, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at March 31, 2014 we had insufficient segregation of accounting and financial reporting duties.  We consider this to be a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 27, 2012, Wayne Colwell, a former employee, sued the Company, claiming he was owed back wages (Wayne Colwell v. Golden Phoenix Minerals, Inc., case number CV 12 – 00480, in the 2nd Judicial District Court, in and for the County of Washoe, State of Nevada).  At a court ordered settlement conference, the parties reached a settlement whereby we agreed to pay Mr. Colwell the sum of $80,000 in satisfaction of all claims.  Pursuant to the settlement agreement, we paid Mr. Colwell the sum of $20,000 and agreed to pay the balance of $60,000 prior to August 1, 2013.  We paid Mr. Colwell $5,000 in September 2013 and the balance of $55,000 in April 2014.

On March 7, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. et al. vs. Robert A. Ian, Change Management International, LLC, case number CV 13-00508) alleging various breaches by the defendants of various contracts and duties owed by defendants to plaintiffs, all relating to an independent contractor relationship between the Company and the defendants.  We were seeking equitable relief in the case, as well as monetary damages.  The defendants filed an answer, denying all claims, and also filed a counter-claim against the Company seeking monetary damages for alleged breach of a consulting agreement.  On April 28, 2014, we entered into a Mutual Release with the defendants where all disputes and differences were settled.  Pursuant to the terms of the Mutual Release, we paid the defendants $35,000.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In February 2014, we issued 5,000,000 shares of our common stock to Mhakari Gold Corp. for exploration and evaluation expenses valued at $32,500.

The issuance of the common stock was conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended March 31, 2014.

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

GOLDEN PHOENIX MINERALS, INC.

Date: May 15, 2014	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: May 15, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer