Form 10-Q
period 2014-09-30
GOLDEN PHOENIX MINERALS INC
filed 2014-11-12
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 14, 2014 there were 456,773,907 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31,
	(Unaudited)	2013
ASSETS

Current assets:
Cash	$939,144	$4,925
Prepaid expenses and other current assets	210,460	2,515
Marketable securities	-	-
Total current assets	1,149,604	7,440

Property and equipment, net (substantially all held for sale)	304	988

Debt issuance costs	-	4,719

	$1,149,908	$13,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$651,252	$1,480,154
Accrued liabilities	337,835	493,337
Accrued interest payable	18,487	108,738
Notes payable	1,353,223	1,561,124
Amounts due to related party	30,066	115,066
Deposits	-	31,000
Derivative liability	-	136,765
Total current liabilities	2,390,863	3,926,184

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 456,773,907 and 401,082,293 shares issued and outstanding, respectively	456,774	401,082
Additional paid-in capital	58,761,953	58,398,611
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated deficit	(60,410,674)	(62,663,722)
Total stockholders’ deficit	(1,240,955)	(3,913,037)

	$1,149,908	$13,147

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating costs and expenses:
Exploration and evaluation expenses	56,287	17,240	173,853	139,540
General and administrative expenses	141,971	103,741	418,510	407,876
Depreciation and amortization expense	228	449	684	5,160

Total operating costs and expenses	198,486	121,430	593,047	552,576

Loss from operations	(198,486)	(121,430)	(593,047)	(552,576)

Other income (expense):
Interest and other income	270	-	481	48
Interest expense	(650)	(27,607)	(45,932)	(45,015)
Gain (loss) on derivative liability	-	35,251	(445,881)	(22,043)
Foreign currency gain (loss)	10,327	(2,533)	11,134	9,602
Gain (loss) on disposition of assets	-	(58,009)	2,509,885	(58,009)
Gain on extinguishment of debt	300	-	816,408	35,039

Total other income (expense)	10,247	(52,898)	2,846,095	(80,378)

Income (loss) before income taxes	(188,239)	(174,328)	2,253,048	(632,954)
Provision for income taxes	-	-	-	-

Net income (loss)	$(188,239)	$(174,328)	$2,253,048	$(632,954)

Income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.01	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding:
Basic	456,358,515	391,262,218	447,330,672	381,042,725
Diluted	456,358,515	391,262,218	451,384,726	381,042,725

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,253,048	$(632,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	684	5,160
Stock-based compensation	-	2,283
Common stock issued for exploration and evaluation expenses	35,300	-
Common stock issued for services	5,250	-
Amortization of debt issuance costs to interest expense	4,719	1,719
Amortization of debt discount to interest expense	12,626	22,950
Loss on derivative liability	445,881	22,043
(Gain) loss on disposition of assets	(2,509,885)	58,009
Gain on extinguishment of debt	(816,408)	(35,039)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(207,945)	7,175
Increase (decrease) in accounts payable	(504,554)	55,300
Increase (decrease) in accrued liabilities	(129,307)	137,915

Net cash used in operating activities	(1,410,591)	(355,439)

Cash flows from investing activities:
Proceeds from the disposition of assets, net of fees and costs	2,478,885	8,000

Net cash provided by investing activities	2,478,885	8,000

Cash flows from financing activities:
Proceeds from the issuance of common stock	10,000	-
Proceeds from the issuance of debt	-	75,000
Payment of debt issuance costs	-	(6,000)
Payments of notes payable	(59,075)	(5,595)
Payment of amounts due to related party	(85,000)	-

Net cash provided by (used in) financing activities	(134,075)	63,405

Net increase (decrease) in cash	934,219	(284,034)
Cash, beginning of the period	4,925	287,704

Cash, end of the period	$939,144	$3,670

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2014
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

The interim financial information of the Company as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,410,674 and a total stockholders’ deficit of $1,240,955 at September 30, 2014.  We currently have no operating revenues.

We completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding has helped capitalize the Company, extinguish certain liabilities and will provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.

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

Sale of Interest in Santa Rosa Gold Mine

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  As a result, we recognized a gain on disposition of assets of $2,457,885 in the nine months ended September 30, 2014

In September 2011, the Company and its partner formed a Panamanian corporation, subsequently renamed Vera Gold Corporation (“Vera Gold”), for the purpose of developing and operating mining concessions pertaining to the Santa Rosa Gold Mine located in the Province of Veraguas, Panama.  Pursuant to an agreement entered into in July 2012, the Company and its partner agreed to terminate the original agreement to develop the Santa Rosa Gold Mine, and the Company retained a 10% interest in Vera Gold.  On February 12, 2014, the Company completed negotiations for a Share Purchase Agreement, whereby it sold its 10% ownership in Vera Gold to certain foreign investors for US$2.6 million.

Exploration and evaluation expenses related to our Mhakari and North Springs Properties included in our consolidated statements of operations totaled $56,287 and $17,240 for the three months ended September 30, 2014 and 2013, respectively, and $173,853 and $139,540 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 – MARKETABLE SECURITIES AND SALE OF ROYALTY INTEREST

Our marketable securities consisted of 1,250,000 shares of American Mining Corporation common stock (“AMC”) and the 3,000,000 shares of Win-Eldrich Mines Ltd (“WEX”) common stock received in October 2011 in the settlement of a promissory note resulting from the sale of our interest in the Ashdown Project LLC.  The marketable securities were recorded at market value, with market value based on market quotes and reduced by estimated impairment losses.  We classified these marketable securities as securities held-for-sale in accordance with Accounting Standards Update (“ASU”) Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.

Pursuant to a Shares Purchase Agreement dated January 31, 2014, we sold the WEX shares for $7,000, and included this amount in gain on disposition of assets for the nine months ended September 30, 2014.

There is limited trading of the AMC shares and no market for the AMC shares has developed.  After considering the lack of operations of AMC and the lack of trading volume of the shares, the number of shares held by us, and other factors, we have concluded that the recorded value of these marketable securities at September 30, 2014 and December 31, 2013 should be fully impaired and that the impairment loss is other-than-temporary.

On January 31, 2014, we sold for $45,000 our net smelter royalty return (“NSR”) interest relating to the operations conducted by or on behalf of the Ashdown Project LLC and included this amount in gain on disposition of assets for the nine months ended September 30, 2014.   We acquired the NSR pursuant to the sale of our ownership interest in the Ashdown Project in May 2009 and a subsequent Termination, Settlement and Release Agreement entered into in August 2011.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2014	December 31, 2013

Accrued payroll and related	$17,500	$92,643
Liabilities assumed in Ra Minerals acquisition	158,335	166,901
Put option liability	-	120,000
Legal and consulting fees	45,000	45,000
Other	117,000	68,793

	$337,835	$493,337

NOTE 6 – NOTES PAYABLE

Our notes payable consisted of the following at:

	September 30, 2014	December 31, 2013
Convertible notes payable to SV, non-interest bearing, payable September 30, 2012, currently in default	$500,000	$500,000

Convertible note payable to SV, non-interest bearing, payable September 30, 2012, currently in default	413,223	413,223

Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012, currently in default	190,000	190,000

Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013, currently in default	250,000	250,000

Note payable to an equipment supplier, extinguished in 2014	-	175,457

Convertible notes payable to an institutional investor, net of discount, repaid in 2014	-	32,444

	$1,353,223	$1,561,124

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

Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the Convertible Notes and totaled $12,626 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we had the following activity in the accounts related to the Convertible Notes:

	Derivative Liability	Debt Discount	Loss on Derivative Liability	Gain on Extinguishment of Debt	Interest Expense

Balance at December 31, 2013	$136,765	$(42,316)	$-	$-	$-
Adjustment to derivative liability	445,881	-	(445,881)	-	-
Amortization of debt discount to interest expense	-	12,626	-	-	(12,626)
Repayment of debt	(582,646)	29,690	-	503,065	-

Balance at September 30, 2014	$-	$-	$(445,881)	$503,065	$(12,626)

In estimating the fair value of the derivative and calculating the adjustment to the derivative liability during the nine months ended September 30, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

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

NOTE 7 – AMOUNTS DUE RELATED PARTY

Amounts due to related party consists of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  We made a principal payment of $85,000 in July 2014, resulting in a principal balance payable at September 30, 2014 of $30,066.  At September 30, 2014 and December 31, 2013, related accrued interest payable was $18,487 and $14,413, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of September 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the nine months ended September 30, 2014, we issued a total of 55,691,614 shares of our common stock: 37,191,614 shares valued at $67,276 for conversion of debt (Note 6); 6,000,000 shares valued at $35,300 for exploration and evaluation expenses pursuant to our mineral property option agreements (Note 3); 5,000,000 shares for cash of $10,000; 6,000,000 shares valued at $21,600 for accrued liabilities; and 1,500,000 shares valued at $5,250 for contract services of officers and directors.

During the nine months ended September 30, 2013, we issued a total of 22,000,000 shares of our common stock:  6,200,000 shares valued at $116,000 to a director in accordance with a consulting agreement with him and 16,000,000 shares valued at $95,200 for exploration and evaluation expenses.

On April 21, 2014 we completed a Stock Purchase Agreement entered into on January 31, 2014 with an investor and received $10,000.  The investor purchased 5,000,000 units at $0.002 per unit, with each unit comprised of one share of restricted common stock of the Company and a five-year warrant to purchase one share of common stock of the Company at an exercise price of $0.003 per share.

As of September 30, 2014 and December 31, 2013, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that were recorded as treasury shares at a cost of $49,008.

NOTE 9 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of September 30, 2014, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	26,750,000	$0.06

Granted	5,150,000	$0.0044
Canceled / Expired	(12,250,000)	$0.066
Exercised	-

Outstanding, vested and exercisable, September 30, 2014	19,650,000	$0.043

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at September 30, 2014:

Expiration Date	Price	Number

2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000
2017	$0.05	150,000
2019	$0.003	5,000,000

		19,650,000

During the nine months ended September 30, 2014, we issued five-year warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.003 per share (see Note 8).

During the nine months ended September 30, 2014, we issued three-year warrants to purchase 150,000 shares of our common stock at an exercise price of $0.05 per share.  The warrants were issued in connection with the extinguishment of debt and were valued at $142 using the Black-Scholes option- pricing model.

NOTE 10 – STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASU Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.  We had no stock-based compensation expense for the three months and nine months ended September 30, 2014.  Stock-based compensation expense for the nine months ended September 30, 2013 was $2,283.

The following table summarizes the stock option activity during the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	5,300,000	$0.09
Granted	-
Exercised	-
Expired or cancelled	(2,000,000)	$0.11

Outstanding, vested and exercisable at September 30, 2014	3,300,000	$0.08	2.37	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0034 as of September 30, 2014 which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2014, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted average number of shares outstanding - basic	456,358,515	391,262,218	447,330,672	381,042,725
Dilutive effect of stock options and warrants	-	-	4,054,054	-

Weighted average number of shares outstanding - diluted	456,358,515	391,262,218	451,384,726	381,042,725

At September 30, 2014, we had outstanding options and warrants to purchase a total of 22,950,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

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

Effective May 1, 2014, the Board of Directors of the Company approved the following monthly compensation levels for members of our Interim Governing Board (“IGB”):  Donald Gunn $9,000 and John Di Girolamo and Jeffrey Dahl $7,000.  The three members of the IGB each also received 500,000 restricted shares of common stock of the Company.  The Board also approved monthly compensation of $5,000 for Dennis Gauger, Chief Financial Officer, effective May 1, 2014.

NOTE 13 – LEGAL MATTERS

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.  The arbitration was originally set to be heard on September 8, 2014 but has been extended to a future date to be determined.

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a former member of the Board of Directors of the Company.  We subsequently entered into a settlement agreement with Mr. Klein and have removed him from this case.  We intend to vigorously prosecute the case involving Mr. Caldwell to protect our legal and property rights and interests.  Answers and counterclaims have been filed by the remaining defendants, alleging breach of contracts and related claims, all of which have been denied by the Company.  The Company has filed an answer to the counterclaim.  No discovery has commenced, and no trial date has been set.  We will continue to seek to consolidate this case with the Pinnacle case, including mediation of all claims of the parties.

NOTE 14 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2014 and 2013, we made no cash payments for income taxes.

During the nine months ended September 30, 2014 and 2013, we made cash payments for interest totaling $19,457 and $2,647, respectively.

During the nine months ended September 30, 2014, we had the following non-cash financing and investing activities:

•
Decreased accrued interest payable by $1,700, decreased notes payable by $15,685, decreased debt discount by $2,967, decreased derivative liability by $52,106, increased common stock by $37,192 and increased additional paid-in capital by $30,084 for common shares issued in conversion of debt.

•	Decreased accrued liabilities by $21,600, increased common stock by $6,000 and increased additional paid-in capital by $15,600 for common shares issued for accrued liabilities.
•	Decreased accounts payable and increased additional paid-in capital by $143 for warrants issued for accounts payable.
•	Decreased accounts payable and increased additional paid-in capital by $279,465 for related party accounts payable settled and recorded as a contribution to capital.

During the nine months ended September 30, 2013, we had the following non-cash financing and investing activities:

•
Decreased accrued liabilities by $211,201, increased common stock by $22,200 and increased additional paid-in capital by $189,001 for common shares issued in payment of accrued liabilities and exploration and evaluation expenses.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the financial statement distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles (“GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted the provisions of ASU No. 2014-10 during its third fiscal quarter ended September 30, 2014, with no impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, we paid the remaining amount due related party of $30,066 (see Note 7).

Subsequent to September 30, 2014, we participated in a private placement in Ximen Mining Corp. (“Ximen”), a Canadian publicly listed mineral exploration company, with an investment of $124,000.   We purchased 450,000 units consisting of one common share and one non-transferable warrant entitling us to purchase one further common share of Ximen at an exercise price of $0.40 per warrant share for a period of two years.  Ximen is focused on the exploration and development of gold projects in southern British Columbia and currently has a 100% interest in two properties: the Gold Drop Project and the Brett Gold Project.

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

We have contracted the professional mining services of Cardno MM&A (“Cardno”) to perform the technical evaluation of our Nevada mineral properties.  We began first round evaluation on the Vanderbilt property, which we believe is a viable gold and silver exploration project.   With the assistance of Cardno, we are currently permitting an exploration drilling program including up to 20 exploration drill holes using reverse circulation (“RC”).  Other highlights include establishing survey control of the property’s three patent claims from 1876, contracting heavy equipment for access road improvement and drill pad construction, and establishing a strong, positive relationship with the local lead regulator office. We have also spent time evaluating the North Springs Properties, and have decided to defer future work on them.

Because of lack of funds and scaling back our operations, we allowed the remainder of our mineral property claims interests to lapse in 2013, and we have abandoned such other projects to focus on our Nevada properties, which in the opinion of management have the best potential for success.

In October 2014, we participated in a private placement in Ximen Mining Corp. (“Ximen”), a Canadian publicly listed mineral exploration company, with an investment of $124,000.   We purchased 450,000 units consisting of one common share and one non-transferable warrant entitling us to purchase one further common share of Ximen at an exercise price of $0.40 per warrant share for a period of two years.  Ximen is focused on the exploration and development of gold projects in southern British Columbia and currently has a 100% interest in two properties: the Gold Drop Project and the Brett Gold Project.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,410,674 and a total stockholders’ deficit of $1,240,955 at September 30, 2014.  We currently have no operating revenues.

We completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding has helped capitalize the Company, extinguish certain liabilities and will provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.

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

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of September 30, 2014 and December 31, 2013, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of September 30, 2014 and December 31, 2013, we had no capitalized mineral property acquisition costs.

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

At September 30, 2014 and December 31, 2013, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value.  As of September 30, 2014, the amounts reported for cash, accrued liabilities, accrued interest payable, certain notes payable and amounts due to related party approximated fair value because of their short maturities.

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

We had no liabilities measured at fair value on a recurring basis at September 30, 2014.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2014 and December 31, 2013, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted average number of shares outstanding - basic	456,358,515	391,262,218	447,330,672	381,042,725
Dilutive effect of stock options and warrants	-	-	4,054,054	-

Weighted average number of shares outstanding - diluted	456,358,515	391,262,218	451,384,726	381,042,725

At September 30, 2014, we had outstanding options and warrants to purchase a total of 22,950,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the financial statement distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles (“GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted the provisions of ASU No. 2014-10 during its third fiscal quarter ended September 30, 2014, with no impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

During the year ended December 31, 2013 we completed the sale of the equipment from our drilling division, and we had no operating revenues during the three months and nine months ended September 30, 2014 and 2013.  We anticipate that we will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding in 2013 and into 2014, we have significantly reduced the level of our operating costs and expenses.

During the three months ended September 30, 2014 and 2013, our exploration and evaluation expenses were $56,287 and $17,240, respectively.  During the nine months ended September 30, 2014 and 2013, our exploration and evaluation expenses were $173,853 and $139,540, respectively.  The increase in exploration and evaluation expenses in the current year resulted from technical evaluation and other activities in process on our Nevada properties.  Also included for all periods are the expenses required by the option and acquisition agreements for our Nevada properties.

Our exploration projects currently do not have proven or probable reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  More detailed explanations of these mineral properties are provided in Note 3 to our condensed consolidated financial statements.

General and administrative expenses were $141,971 and $103,741 for the three months ended September 30, 2014 and 2013 and $418,510 and $407,876 for the nine months ended September 30, 2014 and 2013, respectively.  These expenses include investor relations, consulting fees for our officers and accounting personnel, director fees, legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  The increase in our general and administrative expenses in the current year is due primarily to increased fees paid to our directors and ongoing legal expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $228 and $449 for the three months ended September 30, 2014 and 2013 and $684 and $5,160 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in depreciation and amortization expense in the current year resulted from the sale and disposal of office furniture and equipment and drilling equipment in 2013.

Other Income (Expense)

Interest and other income currently are not material to our consolidated financial statements, and totaled $270 and $0 for the three months ended September 30, 2014 and 2013, and $481 and $48 for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense was $650 and $27,607 for the three months ended September 30, 2014 and 2013 and $45,932 and $45,015 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in interest expense in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due primarily to the repayment in full of convertible notes payable to an institutional investor during the first three months of the current year.

We reported a loss on derivative liability of $445,881 for the nine months ended September 30, 2014 related to convertible notes payable to an institutional investor entered into in 2013.   We reported a gain on derivative liability of $35,251 for the three months ended September 30, 2013 and a loss on derivative liability of $22,043 for the nine months ended September 30, 2013, respectively.  We estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at each subsequent report date or date of conversion or payment using the Black-Scholes pricing model, resulting in a gain or loss on derivative liability.  As discussed above, we repaid the convertible notes payable during the first three months of the current year.

We reported a foreign currency gain of $10,327 in the three months ended September 30, 2014 and a foreign currency loss of $2,533 in the three months ended September 30, 2013.  We reported a foreign currency gain of $11,134 and $9,602 in the nine months ended September 30, 2014 and 2013, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in foreign bank accounts, our foreign investments, and changes in foreign exchange rates.

We reported a gain on disposition of assets of $2,509,885 in the nine months ended September 30, 2014, resulting from the sale of our 10% interest in in the Santa Rosa Gold Mine, net of certain fees and expenses, and from the sale of certain marketable securities and a net smelter royalty interest.  We reported a loss on disposition of assets of $58,009 in the three months and nine months ended September 30, 2013.

We reported a gain on extinguishment of debt of $300 and $0 in the three months ended September 30, 2014 and 2013, and $816,108 and $35,039 in the nine months ended September 30, 2014 and 2013, respectively, resulting from the conversion of convertible debt into shares of our common stock where related derivative liabilities were extinguished.  We have also had favorable results in the current year from efforts to settle outstanding obligations.

Net Income (Loss)

As a result, we reported net loss of $188,239 and $174,328 in the three months ended September 30, 2014 and 2013, respectively.  We reported net income of $2,253,048 in the nine months ended September 30, 2014, compared to net loss of $632,954 in the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $60,410,674 and a total stockholders’ deficit of $1,240,955 at September 30, 2014.  At September 30, 2014, we had current assets of $1,149,604 and current liabilities of $2,390,863, resulting in a working capital deficit of $1,241,259.  Included in current assets at September 30, 2014 was cash of $939,144, substantially all of which is deposited in a corporate savings account.

We completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding has helped capitalize the Company, extinguish certain liabilities and will provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.

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

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the nine months ended September 30, 2014, net cash used in operating activities was $1,410,591 as a result of our net income of $2,253,048 and total non-cash expenses of $504,460, offset by total non-cash gains of $3,326,293, increase in prepaid expenses and other current assets of $207,945, and decreases in accounts payable of $504,554 and accrued liabilities of $129,307.

During the nine months ended September 30, 2013, we used net cash of $355,439 in operating activities as a result of our net loss of $632,954 and non-cash gain of $35,039, partially offset by non-cash expenses totaling $112,164, decrease in prepaid expenses and other current assets of $7,175, and increases in accounts payable of $55,300 and accrued liabilities of $137,915.

During the nine months ended September 30, 2014, we had net cash provided by investing activities of $2,478,885, consisting primarily of proceeds from the sale of our 10% ownership interest in the Santa Rosa, Panama gold project.  During the nine months ended September 30, 2013, we had net cash provided by investing activities of $8,000, consisting of proceeds from the disposition of assets.

During the nine months ended September 30, 2014, net cash used in financing activities was $134,075, comprised of payments of notes payable of $59,075 and payment of amounts due to related party of $85,000, partially offset by proceeds from the issuance of common stock of $10,000.

During the nine months ended September 30, 2013, net cash provided by financing activities was $63,405, comprised of proceeds from the issuance of debt of $75,000, partially offset by payment of debt issuance costs of $6,000 and payments of notes payable of $5,595.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Due to lack of funding, we significantly scaled back our operations, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at September 30, 2014 we had insufficient segregation of accounting and financial reporting duties.  We consider this to be a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.  The arbitration was originally set to be heard on September 8, 2014 but has been extended to a future date to be determined.

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a current member of the Board of Directors of the Company.  We subsequently entered into a settlement agreement with Mr. Klein and have removed him from this case.  We intend to vigorously prosecute the case involving Mr. Caldwell to protect our legal and property rights and interests.  Answers and counterclaims have been filed by the remaining defendants, alleging breach of contracts and related claims, all of which have been denied by the Company.  The Company has filed an answer to the counterclaim.  No discovery has commenced, and no trial date has been set.  We will continue to seek to consolidate this case with the Pinnacle case, including mediation of all claims of the parties.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2014, we had no sales of unregistered securities.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended September 30, 2014.

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

GOLDEN PHOENIX MINERALS, INC.

Date: November 11, 2014	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: November 11, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer