Form 10-K/A
period 2013-12-31
GOLDEN PHOENIX MINERALS INC
filed 2014-11-26
CIK 1042784

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K filed by Golden Phoenix Minerals, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 14, 2014 (the “Original Filing”).  The amendment is being filed to amend the disclosures provided in the Original Filing for our mineral properties included in ITEM 1, BUSINESS, and ITEM 2, PROPERTIES.   We are including currently dated certifications by our Principal Executive Officer and Principal Accounting and Financial Officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Act of 1934, as amended.  We are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in the Amendment No. 1.

Except as described above, no other sections of the Original Filing have been amended.  This Amendment No. 1 is presented as of April 14, 2014, the filing date of the Original Filing, and has not been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events.  More current information is contained in our other filings with the SEC.

GOLDEN PHOENIX MINERALS, INC.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 2.	PROPERTIES	5

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	13

	SIGNATURES	14

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

Going Concern Qualification and Financial Status

The Report of Independent Registered Accounting Firm on our 2013 audited consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $62,663,722 and a total stockholders’ deficit of $3,913,037 at December 31, 2013.  We currently have no operating revenues, and will require additional capital to fund our operations and to pursue mineral property opportunities with our existing properties and other prospects.

We have entered into options and agreements for the acquisition and development of our mineral properties that will require us to raise significant additional capital to complete the acquisitions and to fund the required exploration, evaluation and development costs and expenditures.  There can be no assurance that we will be successful in raising the required capital or that any of these mineral properties will ultimately attain a successful level of operations.  None of our mineral properties currently have reserves.

Because of the negative impact of disputes and litigation on our fund raising efforts, including the foreclosure and sale of our interest in the Mineral Ridge LLC and the rescission of our joint venture in Panama, and other negative market factors, we have been unable to raise the capital necessary to continue our mineral property exploration and evaluation activities and fund our operations.  During 2013, we obtained only limited convertible debt financing to partially fund certain general and administrative expenses.  As a result, we significantly scaled back our mineral property acquisition and exploration plans and reduced the level of our operations.

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

As more fully described in the Notes to Consolidated Financial Statements and elsewhere in this annual report, we have entered into an agreement to acquire an 80% interest in the “Mhakari Properties”, which includes the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and Galena Flat Gold Project, all located adjacent or near the producing Mineral Ridge gold mine near Silver Peak, Nevada.  In addition, we entered into an agreement to acquire the rights to the “North Springs” properties consisting of 16 unpatented lode mining claims in three claim blocks on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge gold mine.

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

ITEM 2.  PROPERTIES

Mining Properties And Projects

Our business includes acquiring mineral properties with potential production and future growth through exploration discoveries.  Pending requisite funding, our current growth strategy is focused on the expansion of our operations through the development of mineral properties into joint ventures or royalty mining projects.  Our current efforts are focused on our properties in Nevada.  These properties are early exploration stage and we have not developed any future exploration plans due to the lack of funding.

We have entered into an agreement to acquire an 80% interest in the “Mhakari Properties”, which include the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and Galena Flat Gold Project,  and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada   In addition, we entered into an agreement to acquire the rights to the “North Springs” properties consisting of 16 unpatented lode mining claims in three claim blocks on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property .

Mhakari Legal Agreement

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari Gold (Nevada) Inc. (“Mhakari”) with respect to the Mhakari Properties, which terminated all rights and obligations under prior agreements and restated the parties’ agreement with respect to each of the Mhakari Properties.

Mhakari granted us an option to acquire up to an undivided 80% interest in the Mhakari Properties, which consist of three separate unpatented mining claims blocks, for the following consideration to be paid by us to Mhakari:

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

North Springs Legal Agreement

Under the terms of an Exploration and Mining Lease with Options to Purchase Agreement effective June 17, 2013 (the “North Springs Agreement”), we acquired the rights to 16 unpatented lode mining claims, which consists of three separate unpatented lode mining claims, on BLM lands in Esmeralda County, Nevada, located near the operating Mineral Ridge gold project (the “North Springs Properties”).  As required by the North Springs Agreement, we made advance royalty payments of $5,000 cash in June 2013 and issued 1,000,000 shares of our common stock in July 2013.  We are further obligated to make the following payments under the terms of the North Springs Agreement:

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

Mhakari Properties

The Mhakari properties are all in early stage exploration and do not contain any reserves.  Of the three properties held under the Mhakari Option Agreement, the Vanderbilt and Coyote Fault properties have received all the past work, which consisted of sampling and mapping. Because the three properties are exploration in nature, there is no infrastructure established. If the Company is successful with establishing mineable reserves, then power and water would have to be established from the nearby town of Silver Peak.

Total costs incurred on the Mhakari Properties through December 31, 2013 were $1,290,353.  Current lack of funding has precluded us from developing any future plans for exploration activities; therefore, we are currently unable to estimate future exploration costs.  Absent an exploration plan, we anticipate that future costs for the Mhakari properties will consist of annual minimum claim maintenance costs estimated at approximately $26,000 per year.

Vanderbilt

The Vanderbilt property is located within 4 miles of the town of Silver Peak, Nevada and highway 265 via Coyote Road.  It is comprised of 44 claims, plus 3 patented claims for a total of 900 acres and is located on the southern flank of Mineral Ridge within the Silver Peak Range.  The Vanderbilt property is within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east. The claim name designations include the 5 Van, 39 Dock unpatented lode mining claims and the patented claims called the Vanderbilt Extension, Pocotillo and Vanderbilt.  Access is achieved by four wheel drive trucks over steep rocky roads. The Company controls the subsurface mineral rights, but the surface is controlled by the Bureau of Land Management (BLM). There are currently no formal permits with the BLM, but access and work is allowed on a casual basis.

The underlying rocks found at Vanderbilt are part of the Mineral Ridge Metamorphic Core Complex (MRMCC) and include granite, Wyman Formation slates and phyllites, and Reed Formation marble. Gold and silver mineralization is found in flat lying fault zones in the Wyman associated with quartz veins and stockworks.

The Vanderbilt property was first developed around 1860 by prospectors looking for gold. They developed a number of small tunnels and shafts where the quartz veins contained high values of gold and silver. This material was transported to Silver Peak and milled where access to water was possible. There are no hazardous materials on the property, and the old mine workings have been fenced for public safety. The Company has not to this date conducted any road building or other surface disturbance. Future drilling work will require an approved BLM Notice of Exploration (NOI) and a posted reclamation bond before such work is conducted.

Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver. A Phase II exploration program (below ground) in the old mine workings was commenced during the first quarter of 2011 to help identify drill targets. The average assay value of the channel samples collected from the old mine tunnels was 9.04 g/t gold and 140 g/t silver, utilizing a 1.0 g/t cutoff value. These sample assay results were obtained from ALS Global Laboratories using fire assay/atomic absorption assay techniques. ALS is an international analytical laboratory used by numerous mining companies globally. An exploratory drill program is expected to begin as funding is obtained and the Company receives permits from the BLM.

Coyote Fault/Coyote Fault Extension

The Coyote Fault/Coyote Fault Extension claim block is within nine miles of Silver Peak, Nevada and Hwy 265 via Coyote Road.  This property is considered to be an early stage exploration project. The property consists of 110 contiguous unpatented mining claims having a total of 2,200 acres. The claim block is represented with claims labeled CF 1 to CF 37 and SP 1 to SP71. The property is on the northern flank of Mineral Ridge and is along the eastern edge of the Silver Peak Range. Access is achieved by four-wheel drive truck over graded roads followed by steep rocky roads

The underlying rocks found at Coyote Fault are part of the Mineral Ridge Metamorphic Core Complex (MRMCC) and include granite, Wyman Formation slates and phyllites, and Reed Formation marble. Gold and silver mineralization is found in flat lying fault and shear zones in the Wyman associated with quartz veins and stockworks.

Phase I geologic mapping and outcrop sampling (above ground) was completed on the Coyote Fault claim group in December 2010, which identified a new potential gold exploration target. These sample results were obtained from ALS Global Laboratories using fire assay/atomic absorption assay techniques.

Currently, the Company has not conducted any surface work such as road building and no exploration plans have been developed at this time.

Galena Flat

The Galena Flat claims are found about 4 miles from Silver Peak, Nevada and can be accessed by dirt road from the historic town site of Blair off of State Highway 265.  The project is in early stage exploration and consists of 24 unpatented lode mining claims for a total of 480 acres. The claim block is identified with claim names GF 1 to GF 24. Access is achieved by four wheel drive trucks over steep rocky roads

The underlying rocks found at Galena Flat are part of the Mineral Ridge Metamorphic Core Complex (MRMCC) and include granite, Wyman Formation slates and phyllites, and Reed Formation marble. Gold and silver mineralization is found in flat lying fault zones in the Wyman associated with quartz veins and stockworks.

Very little exploration work has been conducted on the Galena Flat Project. No sampling or mapping or any surface work such as road building has been conducted and no exploration plans have been developed at this time.

MAPS OF MHAKARI PROPERTIES

Vancouver
Toronto
Reno
Las Vegas
Denver
AREA LOCATION
NEVADA
Reno
Tonopah
Las Vegas
Reno
Fallon
Hawthorne
Tonopah
Silver Peak
ESMERALDA COUNTY
Las Vegas
N
MHAKARI GOLD CORP.
Vanderbilt Project
Esmeralda County, Nevada
Location & Access
Shaddrick & Associates, Reno, Nevada
Figure 1

North Springs Properties

The North Springs Properties are located along the western margin of the Mineral Ridge Mining District, approximately 8 miles west of the town of Silver Peak and 3 miles west of the Mineral Ridge open pit and underground mines. This property consists of 16 unpatented lode mining claims in three separate blocks totaling 320 acres.

The North Springs Properties, Mhakari Properties and the Mineral Ridge gold mine deposits are situated along a regional northwest trending, large anticline known as the Mineral Ridge Metamorphic Core Complex. This geologic complex hosts extensive high-grade gold and stacked, low angle, shear zones, which has been open pit mined in several deposits at the Mineral Ridge mine.  The North Springs Properties occupies similar geological environment to the Mineral Ridge deposits.

The North Springs Properties consist of three separate claim blocks and are identified as  NS 1 through NS 8 (Roadrunner or North Springs prospect), NSP 29 and 30 (North Springs Pediment prospect) and CS 1 through CS 6 (Coyote Summit prospect) for a total of 16 claims or 320 acres. The claims are located on BLM administered lands.  Access is from Silver Peak about 10 miles west along the Coyote dirt road by four wheel drive truck. Each claim block is easily reached by following good secondary dirt roads to each area.

The three North Springs claim blocks are all underlain by granite and a minor veneer of Wyman phyllite. Considerable rock chip sampling has been conducted to determine if anomalous gold and silver values exist on the properties. Only one of the three properties has returned chip samples with gold values that are of interest. This area, called North Springs, contains anomalous gold mineralization over an area approximately 75 feet wide by 300 feet long. Inspection of the some of the exposed shafts and cuttings from a rotary hole suggests the mineralized zone is too small to host a gold deposit that could be mined at a profit. The other two blocks contain very low values of gold and do not contain a gold target.

There is no infrastructure available in the area. Water would need to be hauled in from Silver Peak to conduct an exploration drilling program. Certain hazards exist including open shafts and adits in all three claim blocks. The Company has previously not completed any surface disturbance such as road building on any one of the claim blocks.

There are no plans at this time to conduct exploration activities. The properties will be maintained until a decision on what to do with them is made.

Total costs incurred on the North Springs Properties through December 31, 2013 were $13,812.  Should we elect to continue to hold and conduct exploration activities on the properties, our costs will include the advance royalty cash and share payments required in year two and thereafter as described above under North Springs Legal Agreement.  In addition we estimate our annual obligation for minimum claim maintenance costs will approximate $3,000.

Other Related Disclosures

Any physical work conducted on any of the Company’s properties requires a Bureau of Land Management permit and reclamation bond. For less than 5 acres of proposed disturbance, a Notice of Intent Permit is required. A reclamation bond amount is calculated, and money is provided to an account that the BLM controls before work can begin. Depending upon the surface disturbance provided, the amount of bond money may range from $5,000 to $30,000. For work over 5 acres of disturbance, an Exploration Plan of Operations is required and would add a considerable amount of field study including cultural resource studies, biological studies and other concerns that are important for the public. Because the amount of work proposed for a POO is considerable, the bond amount may range from $20,000 to $100,000 depending on the size of the exploration program.

Any mining company engaged in exploration, development or mining activities face considerable risk due to the large number of state and federal regulation that require compliance. These regulations include surface degradation, air quality, water quality, chemical controls, mercury controls, and others. The Company would need to address socio-economic impacts of a large operation and understand those impacts. Any one of these issues may delay a project until specific compliance measures are addressed.

MAP OF NORTH SPRINGS PROPERTIES

North Spring
NS 1
NS 2
NS 3
NS 4
NS 5
NS 6
NS 7
NS 8
NSP 29
NSP 30
CS 1
CS 2
CS 3
CS 4
CS 5
CS 6
Coyote Summit
Valcalda Spring
North Springs Resources Corp.
North Springs
Claims
1 in. = 2,000 ft.
Gary Johnson

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following Exhibits are filed or incorporated herein by reference as part of this Annual Report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: November 26, 2014	By:	/s/ Donald B. Gunn
Name: Donald B. Gunn
Title: President and Chair of Interim Governing Board
(Principal Executive Officer)

Date: November 26, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Donald B. Gunn
Donald B. Gunn	President, Chair of Interim Governing Board and Director	November 26, 2014

/s/ Dennis P. Gauger
Dennis P. Gauger	Chief Financial Officer and Director	November 26, 2014

/s/John Di Girolamo
John Di Girolamo	Director	November 26, 2014

/s/ Jeffrey Dahl
Jeffrey Dahl	Director	November 26, 2014