Form 10-K
period 2014-12-31
GOLDEN PHOENIX MINERALS INC
filed 2015-03-30
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $1,883,844.

The number of shares of registrant’s common stock outstanding as of March 27, 2015 was 456,773,907.

DOCUMENTS INCORPORATED BY REFERENCE:

None

  TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	41

	SIGNATURES	43

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

Going Concern Qualification and Financial Status

The Report of Independent Registered Accounting Firm on our 2014 consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,626,496 and a total stockholders’ deficit of $1,379,437 at December 31, 2014.  We currently have no operating revenues, and will require additional capital to fund our operations and to pursue mineral property opportunities with our existing properties and other prospects.

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

Some of our more significant recent events are summarized as follows:

Sale of Interest in the Santa Rosa Mine, Panama

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 in April 2014, net of certain fees and taxes.  As a result, we recognized a gain on disposition of assets of $2,515,654 in our consolidated financial statements for the year ended December 31, 2014.

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

Ximen Mining Corp. Investment

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

Sale of Ashdown NSR

On January 31, 2014, we sold for $45,000 our net smelter royalty return (“NSR”) interest relating to the operations conducted by or on behalf of the Ashdown Project, LLC (the “Ashdown Project”) on certain mining properties.   We acquired the NSR pursuant to the sale of our ownership interest in the Ashdown Project in May 2009 and a subsequent Termination, Settlement and Release Agreement entered into in August 2011.  The operations of the Ashdown Project are currently idle.

Management

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

On August 20, 2014, we announced that Thomas Klein had resigned from the Company’s Board of Directors.  Mr. Klein had been a Director since December 2008 and previously served as Chief Executive Officer of the Company from February 2010 until that position was absorbed by the creation of the IGB.

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

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

We Have Incurred Significant Losses Since our Inception in 1997 And May Never Be Profitable.

We have yet to establish any history of profitable operations. At December 31, 2014 we had an accumulated deficit of $60,626,496.  We currently have no operating revenues and our only source of operating revenues for the past few years has been minimal rental income from our drilling equipment.  We have sold the assets of our drilling division, and will have no more revenues from this source.  Our profitability will require the successful commercialization of our mineral interests.

We may not be able to successfully commercialize our mineral interests or ever become profitable.

We Have Limited Cash and Current Liabilities That Significantly Exceed Our Current Assets.

At December 31, 2014, we had current assets of $911,980 and current liabilities of $2,291,493, resulting in a working capital deficit of $1,379,513.  Included in current assets at December 31, 2014 was cash of $642,990.  We currently have no operating revenues and we have significantly scaled back our mineral property acquisition and development plans and reduced the level of our operations.  Although our capitalization has been improved with the proceeds from the sale of our interest in the Santo Rosa Mine, we will be required to raise additional capital.  There can be no assurance that we will be successful in our efforts to obtain financing, or that we will be successful in our efforts to continue to raise capital at favorable rates or at all.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.

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

The Report of Independent Registered Accounting Firm on our 2014 consolidated financial statements addresses an uncertainty, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  We have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,626,496 and a total stockholders’ deficit of $1,379,437 at December 31, 2014.  We currently have no operating revenues.  We will require additional capital to fund our operations and to pursue mineral property development opportunities with our existing properties and other prospects.

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

As of the date of filing this report, we have met the cash payments and equity payments obligations but were not current on the work commitment obligations.  We are currently in discussions with Mhakari and anticipate reaching an agreement on a revised work commitment schedule and beginning our work commitment in the near future as funding permits.  Upon satisfying the consideration payable under the agreement, we shall receive an 80% undivided interest in the Mhakari Properties and the parties shall enter into a joint venture to further develop the Mhakari Properties, with us retaining an 80% interest in the joint venture.  In the event that we fail to satisfy the entire purchase price by completing all cash, equity and work commitment payments within the required time frames, the agreement will be deemed to have been terminated and all payments made to date will be forfeited to Mhakari with no interest earned by us in the Mhakari Properties.

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

We made the Second Anniversary cash payment and common share payment during the year ended December 31, 2014, and are current on our obligations under the North Springs Agreement.

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

Total costs incurred on the Mhakari Properties through December 31, 2014 were $1,466,530.  Current lack of funding has precluded us from developing any future plans for exploration activities; therefore, we are currently unable to estimate future exploration costs.  Absent an exploration plan, we anticipate that future costs for the Mhakari properties will consist of annual minimum claim maintenance costs estimated at approximately $26,000 per year.

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

117°45'00" W
117°43'00" W
117°41'00" W
117°39'00" W
NAD27 117°36'00" W
37°49'00" N
37°47'00" N
37°45'00" N
37°43'00" N
N
CF GROUP
GF GROUP
DOCK & VANDERBILT GROUPS
Mary Mine
Blair
The Crater
OLD RAILROAD GRADE
POWERLINE
Tarantula Spring
Coyote Spring
Coyote Hole
Red Mtn
Silverpeak
Hot Spring
Alcatraz Island
Nivloc Mine
4WD
0.0 0.5 1.0 1.5 2.0 2.5 3.0 3.5 miles
0 1 2 3 4 5 km
MHAKARI GOLD CORP.
141 Davisville Avenue, Suite 506
Toronto, Ontario M4S 1G7
Vanderbilt Project
Esmeralda County, Nevada
Local Access & Claim Groups
Shaddrick & Associates, Reno, Nevada
Figure 2

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

Total costs incurred on the North Springs Properties through December 31, 2013 were $54,264.  Should we elect to continue to hold and conduct exploration activities on the properties, our costs will include the advance royalty cash and share payments required in year two and thereafter as described above under North Springs Legal Agreement.  In addition we estimate our annual obligation for minimum claim maintenance costs will approximate $3,000.

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

ITEM 3.  LEGAL PROCEEDINGS

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.  The arbitration was originally set to be heard on September 8, 2014, but the new dates set for the arbitration are April 27-29, 2015.

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a former member of the Board of Directors of the Company.  We subsequently entered into a settlement agreement with Mr. Klein and have removed him from this case.  We intend to vigorously prosecute the case involving Mr. Caldwell to protect our legal and property rights and interests.  Answers and counterclaims have been filed by the remaining defendants, alleging breach of contracts and related claims, all of which have been denied by the Company.  The Company has filed an answer to the counterclaim.  Formal discovery has commenced, and a trial date has been set for September 28, 2015.

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

Fiscal Year 2013	High	Low
First Quarter	$0.0075	$0.0045
Second Quarter	$0.0089	$0.0024
Third Quarter	$0.0064	$0.0035
Fourth Quarter	$0.0050	$0.0009

Fiscal Year 2014	High	Low
First Quarter	$0.0080	$0.0006
Second Quarter	$0.0075	$0.0020
Third Quarter	$0.0050	$0.0023
Fourth Quarter	$0.0050	$0.0012

Holders

On March 27, 2015, the closing price of our common stock as reported on the OTC Bulletin Board was $0.0022 per share.  On March 27, 2015, we had approximately 301 holders of record of our common stock, 456,773,907 shares of our common stock were issued and outstanding, and an additional 19,650,000 shares issuable upon the exercise of outstanding options and warrants.

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

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table presents information concerning outstanding stock options and warrants issued by us as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	3,300,000	$0.08	39,578,152
Equity compensation plans not approved by security holders (2)	19,650,000	$0.043	N/A
Total:	22,950,000	$0.05	39,578,152
____________

(1) Includes shares issuable upon exercise of stock options to employees, consultants and directors under the 2007 Plan.

(2) Includes 19,650,000 shares issuable upon exercise of warrants.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2014, we did not have any sales of unregistered securities.

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

Going Concern Uncertainty

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,626,496 and a total stockholders’ deficit of $1,379,437 at December 31, 2014.  We currently have no operating revenues.

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

We have entered into options and agreements for the acquisition of our Nevada mineral properties.  None of these mineral properties currently have reserves.  We believe we will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital at favorable rates or at all, or that any of these mineral properties will ultimately attain a successful level of operations.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and Equipment

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2014 and 2013, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2014 and 2013, we had no capitalized mineral property acquisition costs.

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

At December 31, 2014 and 2013, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value.  As of December 31, 2014 and 2013, the amounts reported for cash, accrued liabilities, accrued interest payable, certain notes payable and amounts due to related party fair value because of their short maturities.

In accordance with Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” we measure certain financial instruments at fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

We had no liabilities measured at fair value at December 31, 2014.

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2014 and 2013, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

Comprehensive Income (Loss)

We present the components of other comprehensive income (loss) in a single continuous consolidated statement of comprehensive income (loss).  For the year ended December 31, 2014, other comprehensive loss consists of unrealized losses on our marketable securities.

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

For the years ended December 31, 2014 and 2013, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At December 31, 2014, we had outstanding options and warrants to purchase a total of 22,950,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

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

RESULTS OF OPERATIONS

Revenues

During the year ended December 31, 2013 we completed the sale of the equipment from our drilling division, and we had no operating revenues during the years ended December 31, 2014 and 2013.  We anticipate that we will have no more revenues from this source.

Operating Costs and Expenses

Because of our lack of funding in 2013 and into 2014, we have significantly reduced the level of our operating costs and expenses.

During the years ended December 31, 2014 and 2013, our exploration and evaluation expenses were $216,629 and $156,212, respectively. The increase in exploration and evaluation expenses in the current year resulted from technical evaluation and other activities in process on our Nevada properties.  Also included for both years are the expenses required by the option and acquisition agreements for our Nevada properties.

Our exploration projects currently do not have reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  More detailed explanations of these mineral properties are provided in Item 2. Properties.

General and administrative expenses were $585,964 and $513,910 for the years ended December 31, 2014 and 2013, respectively.  These expenses include investor relations, consulting fees for our officers and directors,  legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  The increase in our general and administrative expenses in the current year is due primarily to increased fees paid to our officers and directors and ongoing legal expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $912 and $5,387 for the years ended December 31, 2014 and 2013, respectively.  The decrease in depreciation and amortization expense in the current year resulted from the sale and disposal of office furniture and equipment and drilling equipment in 2013.

Other Income (Expense)

Interest and other income currently are not material to our consolidated financial statements, and totaled $657 and $48 for the years ended December 31, 2014 and 2013, respectively.

Interest expense was $45,932 and $89,852 for the years ended December 31, 2014 and 2013, respectively.  The decrease in interest expense was due primarily to the repayment in full of convertible notes payable to an institutional investor during the first three months of the current year.  We also repaid the interest-bearing amount due related party during the current year.

We reported a loss on derivative liability of $445,881 and $57,794 for the years ended December 31, 2014 and 2013, respectively, related to convertible notes payable to an institutional investor entered into in 2013.  We estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at each subsequent report date or date of conversion or payment using the Black-Scholes pricing model, resulting in a gain or loss on derivative liability.  As discussed above, we repaid the convertible notes payable during the first three months of the current year.

We reported a foreign currency loss of $1,375 for the year ended December 31, 2014 and a foreign currency gain of $16,935 for the year ended December 31, 2013.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in foreign bank accounts, our foreign investments, and changes in foreign exchange rates.

We reported a gain on extinguishment of debt of $817,608 and $101,824 for the years ended December 31, 2014 and 2013, respectively.  A significant portion of the gain in the current year resulted from the repayment of convertible debt or the conversion of convertible debt into shares of our common stock where related derivative liabilities were extinguished.  We have also had favorable results from efforts to settle outstanding obligations.

We reported a gain on disposition of assets of $2,515,654 for the year ended December 31, 2014, resulting from the sale of our 10% interest in in the Santa Rosa Gold Mine, net of certain fees and expenses, and from the sale of certain marketable securities and a net smelter royalty interest.  We reported a loss on disposition of assets of $58,009 for the year ended December 31, 2013 resulting from the sale and disposition of office furniture and equipment and drilling equipment.

Net Income (Loss)

As a result, we reported net income of $2,037,226 for the year ended December 31, 2014 and net loss of $762,357 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $60,626,496 and a total stockholders’ deficit of $1,379,437 at December 31, 2014.  At December 13, 2014, we had current assets of $911,980 and current liabilities of $2,291,493, resulting in a working capital deficit of $1,379,513.  Included in current assets at December 31, 2014 was cash of $642,990, substantially all of which is deposited in a corporate savings account.

We completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 on April 23, 2014, net of certain fees and taxes.  This funding has helped capitalize the Company, extinguish certain liabilities and will provide working capital to commence planned exploration activities on our joint-ventured Nevada properties.  Through repayment and settlement of current obligations, we have reduced our current liabilities by $1,634,691 to $2,291,493 at December 31, 2014 compared to $3,926,184 at December 31, 2013.

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

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the year ended December 31, 2014, net cash used in operating activities was $1,558,448 as a result of our net income of $2,037,226 and total non-cash expenses of $524,009, offset by total non-cash gains of $3,333,262, increase in prepaid expenses and other current assets of $10,476, increase in deposits of $190,000, and decreases in accounts payable of $477,912 and accrued liabilities of $108,033.

During the year ended December 31, 2013, we used net cash of $362,944 in operating activities as a result of our net loss of $762,357, non-cash gain of $101,824, and decrease in accrued liabilities of $10,367, partially offset by non-cash expenses totaling $179,040, decrease in prepaid expenses and other current assets of $7,239, and increases in accounts payable of $294,325 and deposits of $31,000.

During the year ended December 31, 2014, we had net cash provided by investing activities of $2,360,654, consisting primarily of proceeds from the sale of our 10% ownership interest in the Santa Rosa, Panama gold project partially offset by the purchase of marketable securities of $124,000.  During the year ended December 31, 2013, we had net cash provided by investing activities of $8,000, consisting of proceeds from the disposal of assets.

During the year ended December 31, 2014, net cash used in financing activities was $164,141, comprised of payments of notes payable of $59,075 and payment of amount due to related party of $115,066, partially offset by proceeds from the issuance of common stock of $10,000.

During the year ended December 31, 2013, net cash provided by financing activities was $72,165, comprised of proceeds from the issuance of notes payable of $101,575, partially offset by payment of debt issuance costs of $9,000 and payments of notes payable of $20,410.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Due to lack of funding, we significantly scaled back our operations, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at December 31, 2014 we no longer had sufficient segregation of accounting and financial reporting duties.  We consider this to be a material weakness in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Donald B. Gunn	63	President, Chairman of the Board, Director
John Di Girolamo	39	Director, Chair of the Audit and Nominating Committees
Jeffrey Dahl	38	Director
Dennis P. Gauger	63	Chief Financial Officer, Corporate Secretary, Director

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

Dennis P. Gauger.  Dennis P. Gauger, CPA, is a licensed Certified Public Accountant in Utah and Nevada.  He previously served as part-time, contract Chief Financial Officer of Golden Phoenix from January 2004 to January 2008, and has served the Company as an independent accounting and compliance consultant from January 2008 to his current appointment in January 2013 as Chief Financial Officer and Secretary of the Company.  On May 24, 2013 Mr. Gauger was appointed as a member of our Board of Directors.  From May 2007 through December 2012, Mr. Gauger served as Chief Financial Officer and Corporate Secretary for BSD Medical Corporation, a publicly held medical device company.  He also has served several publicly held companies as a part-time, contract chief financial officer, including the following: from January 2014 until the present, Mr. Gauger has served as Chief Financial Officer for One World Holdings, Inc., a publicly held toy sales and distribution company; from April 2004 until November 2008, Mr. Gauger served as Chief Financial Officer for Cimetrix Incorporated, a publicly held software company; from January 2004 until January 2008, Mr. Gauger served as a director, Chief Financial Officer, and Secretary for Groen Brothers Aviation, Inc., a publicly held aviation company; and from November 2001 until March 2007, Mr. Gauger served as Chief Financial Officer for Nevada Chemicals, Inc., a publicly held chemical supply company to the gold mining industry.   Additionally, over the past seventeen years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive and financial consultant.  Previously, Mr. Gauger worked for 22 years for Deloitte & Touche LLP, an international accounting and consulting firm, including 9 years as an accounting and auditing partner.  He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Committees of the Board of Directors

Our Board of Directors has set up four committees.  The following is a list of committees and their composition that are presently active.

Committee	Chairperson	Members

Interim Governing Board	Donald Gunn	Donald Gunn, John Di Girolamo, Jeffrey Dahl
Audit Committee	John Di Girolamo	John Di Girolamo, Dennis Gauger
Nominating Committee	John Di Girolamo	John Di Girolamo
Oversight/Compensation Committee	John Di Girolamo	John Di Girolamo

Further discussion regarding each of the committees of the Board can be found below under the heading, “Meetings and Committees of the Board of Directors.”

Resignations from the Board of Directors

On August 20, 2014, we announced that Thomas Klein had resigned from the Company’s Board of Directors.  Mr. Klein had been a Director since December 2008 and previously served as Chief Executive Officer of the Company from February 2010 until that position was absorbed by the creation of the IGB.

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

Our Board formally created a Nominating Committee and adopted a Nominating Committee Charter.  Currently Mr. Di Girolamo serves as the sold member of the Nominating Committee.  In carrying out its responsibilities, the Nominating Committee will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws.  According to our Bylaws, nominations of persons for election to the Board may be made by any stockholder of the Company, entitled to vote for the election of directors at a meeting, who complies with the following notice procedures. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the secretary of the corporation.  To be timely, a stockholder’s notice must be delivered or mailed to and received at the registered office of the corporation not less than 30 days prior to the date of the meeting; provided, in the event that less than 40 days’ notice of the date of the meeting is given or made to stockholders, to be timely, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed.  Such stockholder’s notice shall set forth (a) as to each person whom such stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including each such person’s written consent to serve as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as it appears on the corporation’s books, and (ii) the class and number of shares of the corporation’s capital stock that are beneficially owned by such stockholder.

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

After review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Audit Committee also recommended to the Board that HJ & Associates, LLC be appointed as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2014 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were not complied with by such persons in a timely manner, including Forms 4 filed by Messrs. Gunn, Di Girolamo and Dahl.

Involvement in Certain Legal Proceedings

We are not aware that any director or executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 5 years.

Code of Ethics

We have adopted a code of ethics, which is available at our website at www.goldenphoenix.us.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

During fiscal year 2014, the Compensation Committee of the Board of Directors reviewed and approved executive compensation policies and practices.  Our executive compensation philosophy and the elements of our executive compensation program in fiscal 2014 are summarized as follows:

•	The main objectives of our executive compensation program are attracting, motivating and retaining the best executives and aligning their interests with our strategy of maximizing shareholder value.

•
During fiscal 2014, total direct compensation under our executive compensation program consisted of consulting fees generally determined by independent contractor agreements and long-term equity incentive opportunities. However, due to financial difficulties in 2013 and 2012, significant portions of executive compensation obligations were deferred or eliminated and partially paid in 2014. There were no bonus opportunities in fiscal year 2014.

•
The Compensation Committee is responsible for evaluating and setting the compensation levels of our executive officers. In setting compensation levels for executive officers other than the Chief Executive Officer, the Compensation Committee solicits the input and recommendations of our Chief Executive Officer, Donald Gunn.

•	The Compensation Committee did not engage outside consultants in determining fiscal year 2014 executive compensation.

•	The Compensation Committee considers all relevant competitive factors in determining compensation for our executive officers.

The following table sets forth information regarding all forms of compensation received by the Named Executive Officers during the fiscal years ended December 31, 2014, 2013 and 2012.  Director compensation for these individuals is provided elsewhere.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(i)	(j)

Donald B. Gunn (2)	2014	$-	$-	$-	$96,000	$96,000
President	2013	-	-	-	72,000	72,000
	2012	-	-	-	60,000	60,000

Dennis P. Gauger (3)	2014	-	-	-	52,000	52,000
Chief Financial Officer	2013	-	-	2,284	55,369	57,653
	2012	-	-	-	60,100	60,100

(1)
The amounts shown in column (e) reflect the aggregate grant date fair value with respect to employee stock options granted to the Named Executive Officers during the respective fiscal years in accordance with ASC Topic 718. The stock options awarded in fiscal years 2013 vested 100% upon grant and have a five-year term. Assumptions used in calculating the amounts are included in the notes to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the respective year. No stock options were awarded to the Named Executive Officers during fiscal years 2014 and 2012.

(2)	Mr. Gunn was appointed President in March 2011. The amounts in column (i) reflect the amounts incurred to Mr. Gunn as a contract executive.

(3)
Mr. Gauger was appointed Chief Financial Officer and Secretary of the Company in January 2013.  The amounts in column (i) reflect the amounts incurred to to Mr. Gauger as an independent accounting and compliance consultant or contract executive.

Employment and Consulting Agreements of Executive Officers and Directors

Donald B. Gunn

On December 7, 2011, we entered into a Consulting Agreement (the “Gunn Consulting Agreement) with Donald Gunn, whereby Mr. Gunn is to provide services to the Company in his role as President of the Company.  Mr. Gunn was appointed President of the Company effective March 15, 2011.  Pursuant to the Gunn Consulting Agreement, the Company has accrued monthly compensation to Mr. Gunn of $3,000 from July through November 2011 and $6,000 from December 31, 2011 to May 2014 when monthly compensation was increased to $9,000.  During the year ended December 31, 2014, Mr. Gunn was paid a total of $187,000 for current and past compensation.  As of December 31, 2014, unpaid compensation payable to Mr. Gunn totaled $56,000.

Dennis P. Gauger

On January 15, 2013, the Board of Directors appointed Dennis P. Gauger as our Chief Financial Officer and Corporate Secretary.  Pursuant to an Independent Contractor Agreement, Mr. Gauger was to perform the agreed upon duties for a period of one year and be paid $5,000 per month through June 2013 and $7,500 per month for the remainder of the contract.  Effective September 1, 2013, Mr. Gauger’s compensation was reduced to $3,000 per month and, effective May 1, 2014, Mr. Gauger’s compensation was increased to $5,000 per month.  During the year ended December 31, 2014, Mr. Gauger was paid a total of $64,000 for current and past compensation.  As of December 31, 2014, there was no unpaid compensation payable to Mr. Gauger.

From January 2008 to his appointment in January 2013 as Chief Financial Officer, Mr. Gauger served the Company as an independent accounting and compliance consultant.

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

Outstanding Equity Awards at December 31, 2014 Year-End

The following table provides information on the year-end 2014 holdings of Company stock options by the Named Executive Officers.

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

Grants of Plan-Based Awards – Fiscal Year 2014

During fiscal year 2014, we did not grant any plan-based awards to the Company’s Named Executive Officers.

Option Exercises and Stock Vested for Fiscal Year 2014

The Named Executive Officers did not exercise any stock options in fiscal year 2014.

Potential Payments Upon Termination

As of December 31, 2014, we did not have any agreement with any of our Named Executive Officers to pay them severance or other benefits following termination of their compensation agreements.

Compensation of Directors

Our Board has adopted a stipend system to compensate our directors, whereby each director receives $1,000 per month.  Also, during the year ended December 31, 2011, our Board approved a supplemental fee of $500 per committee meeting for all non-executive directors participating as a member of a committee of the Board.  Further, reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence of payment therefore. In addition, our directors are generally granted a stock option for 100,000 shares upon appointment to the Board.  These options vest 100% upon grant, are exercisable for a period of five years and have an exercise price equal to the market price of the Company’s common stock on the date of the option grant.

Effective May 1, 2014, the Board of Directors of the Company approved the following monthly compensation levels for members of our Interim Governing Board (“IGB”):  Donald Gunn $9,000 and John Di Girolamo and Jeffrey Dahl $7,000.  The three members of the IGB each also received 500,000 restricted shares of common stock of the Company.  The monthly compensation for Mr. Gunn is included in the discussion of compensation of Named Executive Officers above.

The following table sets forth compensation earned by our directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)

Donald B. Gunn	12,000	1,750	-	-	13,750
John Di Girolamo	12,000	1,750	-	56,000	69,750
Jeffrey Dahl	12,000	1,750	-	56,000	69,750
Dennis P. Gauger	12,000	-	-	-	12,000
Thomas J. Klein (4)	8,000	-	-	-	8,000

(1)	The amounts shown in column (c) reflect the aggregate grant date fair value of 500,000 common shares issued to each of Messrs. Gunn, Di Girolamo and Dahl for services rendered as members of the IGB.
(2)
The amounts shown in column (d) reflect the aggregate grant date fair value with respect to director stock options granted in accordance with ASC Topic 718.  No stock options were awarded in fiscal year 2014.

(3)	The amounts shown in column (g) include monthly compensation paid to Messrs. Di Girolamo and Dahl for services rendered as members of the IGB.
(4)	Effective August 20, 2014, Thomas Klein resigned from the Company’s Board of Directors.

As of December 31, 2014, unpaid compensation payable to Mr. Di Girolamo totaled $12,500.  As of December 31, 2014, there were no unpaid directors fees payable to Messrs. Gunn, Dahl, Gauger and Klein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to beneficial ownership of our Common Stock as of March 27, 2015 for (i) our Named Executive Officers, (ii) each of our directors, (iii) each holder of 5.0% or greater of our Common Stock, and (iv) all executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities.  Shares subject to options that are exercisable within 60 days following March 27, 2015 are deemed to be outstanding and beneficially owned by the optionee or group of optionees for the purpose of computing share and percentage ownership of that optionee or group of optionees, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown beneficially owned by them.  The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares.  The percentage calculation of beneficial ownership is based on 443,273,907 shares of Common Stock outstanding as of March 27, 2015.  Except as otherwise noted, the address of each person listed on the following table is 125 East Main Street, Suite 602, American Fork, Utah 84043.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent

Officers and Directors
Donald B. Gunn (1)	7,915,500	1.73%
Dennis P. Gauger (2)	918,000	*
John Di Girolamo (3)	1,000,000	*
Jeffrey Dahl (4)	6,800,000	1.49%

All Executive Officers and Directors as a Group (4 persons) (5)	16,633,500	3.62%

* Less than 1%

(1)	Includes 600,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 27, 2015.
(2)	Includes 900,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 27, 2015.
(3)	Includes 500,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 27, 2015.
(4)	Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 27, 20154.
(5)	Includes a total of 2,100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days after March 27, 2015.

Equity Compensation Plans

For information regarding our equity compensation plans, please see Item 5, above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amounts Due to Related Party

Amounts due to related party at December 31, 2013 of $136,765 consisted of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  During the year ended December 31, 2014, we repaid or otherwise settled all amounts due Mr. Martin, including the note principal and related accrued interest payable.

Consulting and Employment Agreements

As further discussed in the Notes to Consolidated Financial Statements and in Item 11 above, we have entered into consulting and employment agreements with certain of our officers and directors.

Accounts Payable to Related Parties

As of December 31, 2014, our accounts payable included amounts due to officers and directors and former officers and directors for unpaid compensation, directors’ fees and expense reimbursements totaling $134,750.  Of this amount, $68,500 was paid subsequent to December 31, 2014.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ & Associates, LLC.  We retained the firm of HJ & Associates, LLC as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2014.  We have appointed HJ & Associates, LLC as our independent registered public accounting firm for our fiscal year 2015.

Audit Fees

For the fiscal years ended December 31, 2014 and 2013, the aggregate fees billed for services rendered for the audits of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $24,400 and $38,700, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2014 and 2013, the aggregate fees billed for tax compliance services were $2,600 and $4,830, respectively.  There was no tax-planning advice provided in 2014 or 2013.

All Other Fees

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for services other than services described above.

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

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following Exhibits are filed or incorporated herein by reference as part of this Annual Report.

Exhibit No.	Description

3.1	Articles of Incorporation of Golden Phoenix Minerals, Inc.(1)

3.2	Bylaws of Golden Phoenix Minerals, Inc.(1)

3.3	Amended and Restated Articles of Incorporation of Golden Phoenix, Minerals, Inc.(2)

3.4	Amended and Restated Articles of Incorporation of Golden Phoenix Minerals, Inc.(3)

3.5	Certificate of Amendment to Articles of Incorporation of Golden Phoenix Minerals, Inc. (5)

3.6	Amended and Restated Bylaws of Golden Phoenix Minerals, Inc.(3)

4.1	Specimen Common Stock Certificate of Golden Phoenix Minerals, Inc.(3)

4.2	Form of Warrant of Golden Phoenix Minerals, Inc.(4)

4.3	Form of Warrant of Golden Phoenix Minerals, Inc. – Lincoln Park Capital private placement, February 29, 2012 (6)

10.1	Independent Contractor Agreement between the Company and Dennis P. Gauger dated January 17, 2013 (7)

10.2	Amended and Restated Option Agreement between the Company and Mhakari Gold (Nevada) Inc. dated February 26, 2013 (7)

10.3	North Springs Property Exploration and Mining Lease with Options to Purchase Agreement between the Company and Mountain Gold Claims, LLC Series 15 and Lane A. Griffin dated June 17, 2013 (8)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Chief Financial Officer Pursuant to Section 302*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculations**

101.DEF	XBRL Definitions**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

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

(1)	Incorporated by reference from Form 10SB12G filed with the SEC on July 30, 1997.
(2)	Incorporated by reference from Form SB-2/A filed with the SEC on June 29, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 5, 2008.
(4)	Incorporated by reference from Exhibit A to Exhibit 10.1 of Form 8-K filed with the SEC on April 25, 2007.
(5)	Incorporated by reference from Form 8-K filed with the SEC on December 8, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 7, 2012.
(7)	Incorporated by reference from Form 10-Q filed with the SEC on May 15, 2013
(8)	Incorporated by reference from Form 10-K filed with the SEC on April 14, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PHOENIX MINERALS, INC.

Date: March 30, 2015	By:	/s/ Donald B. Gunn
Name: Donald B. Gunn
Title: President and Chair of Interim Governing Board
(Principal Executive Officer)

Date: March 30, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald B. Gunn
Donald B. Gunn	President, Chair of Interim Governing Board and Director	March 30, 2015

/s/ Dennis P. Gauger
Dennis P. Gauger	Chief Financial Officer and Director	March 30, 2015

/s/John Di Girolamo
John Di Girolamo	Director	March 30, 2015

/s/ Jeffrey Dahl
Jeffrey Dahl	Director	March 30, 2015

GOLDEN PHOENIX MINERALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Phoenix Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Phoenix Minerals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $60,626,496 at December 31, 2014, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2015

GOLDEN PHOENIX MINERALS, INC.
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$642,990	$4,925
Prepaid expenses and other current assets	12,991	2,515
Deposits	190,000	-
Marketable securities	65,999	-
Total current assets	911,980	7,440

Debt issuance costs	-	4,719

Other assets	76	988

	$912,056	$13,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$560,674	$1,480,154
Accrued liabilities	377,596	493,337
Notes payable	1,353,223	1,561,124
Accrued interest payable	-	108,738
Deposits liability	-	31,000
Derivative liability	-	136,765
Amounts due related party	-	115,066
Total current liabilities	2,291,493	3,926,184

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 456,773,907 and 401,082,293 shares issued and outstanding, respectively	456,774	401,082
Additional paid-in capital	58,877,973	58,398,611
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated other comprehensive loss	(38,680)	-
Accumulated deficit	(60,626,496)	(62,663,722)
Total stockholders’ deficit	(1,379,437)	(3,913,037)

	$912,056	$13,147

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013

Revenues	$-	$-

Operating costs and expenses:
Exploration and evaluation expenses	216,629	156,212
General and administrative expenses	585,964	513,910
Depreciation and amortization expense	912	5,387
Total operating costs and expenses	803,505	675,509

Loss from operations	(803,505)	(675,509)

Other income (expense):
Interest and other income	657	48
Interest expense	(45,932)	(89,852)
Loss on derivative liability	(445,881)	(57,794)
Foreign currency gain (loss)	(1,375)	16,935
Gain on extinguishment of debt	817,608	101,824
Gain (loss) on disposal of assets	2,515,654	(58,009)
Total other income (expense)	2,840,731	(86,848)

Income (loss) before income taxes	2,037,226	(762,357)
Provision for income taxes	-	-

Net income (loss)	2,037,226	(762,357)

Other comprehensive income – unrealized loss on marketable securities	(38,680)	-

Comprehensive income (loss)	$1,998,546	$(762,357)

Net income (loss) per common share, basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding:
Basic	449,606,185	384,041,780
Diluted	449,606,185	384,041,780

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Other Comprehensive	Treasury Stock		Accumulated
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Total

Balance, December 31, 2012	369,651,524	$369,652	$58,256,712	$-	415,392	$(49,008)	$(61,901,365)	$(3,324,009)

Issuance of common stock for:
Accrued expenses	22,200,000	22,200	135,000	-	-	-	-	157,200
Conversion of debt	9,230,769	9,230	4,616	-	-	-	-	13,846
Stock-based compensation	-	-	2,283	-	-	-	-	2,283
Net loss	-	-	-	-	-	-	(762,357)	(762,357)

Balance, December 31, 2013	401,082,293	401,082	58,398,611	-	415,392	(49,008)	(62,663,722)	(3,913,037)

Issuance of common stock for:
Accrued expenses	6,000,000	6,000	15,600	-	-	-	-	21,600
Conversion of debt	37,191,614	37,192	30,084	-	-	-	-	67,276
Exploration expenses	6,000,000	6,000	29,300	-	-	-	-	35,300
Cash	5,000,000	5,000	5,000	-	-	-	-	10,000
Contract services	1,500,000	1,500	3,750	-	-	-	-	5,250

Warrants issued for accounts payable	-	-	142	-	-	-	-	142

Gain on settlement of related party debt	-	-	395,486	-	-	-	-	395,486

Unrealized loss on investments	-	-	-	(38,680)	-	-	-	(38,680)

Net income	-	-	-	-	-	-	2,037,226	2,037,226

Balance, December 31, 2014	456,773,907	$456,774	$58,877,973	$(38,680)	415,392	$(49,008)	$(60,626,496)	$(1,379,437

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,037,226	$(762,357)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	912	5,387
Stock issued for exploration expense	35,300	-
Stock issued for contract services	5,250	-
Stock-based compensation	-	2,284
Amortization of debt issuance costs to interest expense	4,719	4,281
Amortization of debt discount to interest expense	12,626	51,285
Loss on derivative liability	445,881	57,794
(Gain) loss on disposal of assets	(2,515,654)	58,009
Gain on extinguishment of debt	(817,608)	(101,824)
Foreign currency loss	19,321	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(10,476)	7,239
Increase in deposits	(190,000)	-
Increase (decrease) in accounts payable	(477,912)	294,325
Decrease in accrued liabilities	(108,033)	(10,367)
Increase in deposits liability	-	31,000
Net cash used in operating activities	(1,558,448)	(362,944)

Cash flows from investing activities:
Proceeds from the disposal of assets	2,484,654	8,000
Purchase of marketable securities	(124,000)	-
Net cash provided by investing activities	2,360,654	8,000

Cash flows from financing activities:
Proceeds from the issuance of notes payable	-	101,575
Net proceeds from the sale of common stock	10,000	-
Payment of notes payable	(59,075)	(20,410)
Payment of debt issuance costs	-	(9,000)
Payments of amounts due related party	(115,066)
Net cash provided by (used in) financing activities	(164,141)	72,165

Net increase (decrease) in cash	638,065	(282,779)
Cash, beginning of year	4,925	287,704

Cash, end of year	$642,990	$4,925

See accompanying notes to consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

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

Reclassifications

Certain reclassifications have been made to the 2013 consolidated financial statements in order for them to conform to the classifications used for the current year presentation.

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

Cash and Cash Equivalents

We consider all investments purchased with original maturities of three or fewer months to be cash equivalents.  We had no cash equivalents at December 31, 2014 and 2013.

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

Property and Equipment

We had no material amounts of depreciable property and equipment at December 31, 2014 and 2013.

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of December 31, 2014 and 2013, we had no mineral properties with capitalized and amortizable mine development costs.

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

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of December 31, 2014 and 2013, we had no capitalized mineral property acquisition costs.

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

At December 31, 2014 and 2013, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value.  As of December 31, 2014 and 2013, the amounts reported for cash, accrued liabilities, accrued interest payable, certain notes payable and amounts due to related party fair value because of their short maturities.

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

We had no liabilities measured at fair value at December 31, 2014

Revenue Recognition

Revenue from the sale of precious metals is recognized when title and risk of ownership passes to the buyer and the collection of sales proceeds is assured.

Revenue from the rental of drilling equipment is recognized when the agreed upon rental period is completed and the collection of rental proceeds is assured.

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2014 and 2013, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

For the years ended December 31, 2014 and 2013, there were no common stock equivalents outstanding and, therefore, the computation of basic and diluted earnings per share were the same.  At December 31, 2014, we had outstanding options and warrants to purchase a total of 19,650,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

Note 3:  Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,626,496 and a total stockholders’ deficit of $1,379,437 at December 31, 2014.  We currently have no operating revenues.

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

As more fully described in these Notes to Consolidated Financial Statements and elsewhere in this annual report, we have entered into options and agreements for the acquisition of our Nevada mineral properties.  None of these mineral properties currently have reserves.  We believe we will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital at favorable rates or at all, or that any of these mineral properties will ultimately attain a successful level of operations.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mhakari Properties

The Mhakari properties are all in early stage exploration and do not contain any reserves.  Of the three properties held under the Mhakari Option Agreement, the Vanderbilt and Coyote Fault properties have been those where we have performed exploration activities consisting of sampling and mapping.  Because the three properties are exploration in nature, there is no infrastructure established.

Vanderbilt

The Vanderbilt property is located within 4 miles of the town of Silver Peak, Nevada and highway 265 via Coyote Road.  It is comprised of 44 claims, plus 3 patented claims for a total of 900 acres and is located on the southern flank of Mineral Ridge within the Silver Peak Range.  The Vanderbilt property is within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east.  Phase I geologic mapping and outcrop sampling (above ground) was completed in October 2010, resulting in average grades of 2.1 g/t gold and 58.6 g/t silver.  A Phase II exploration program (below ground) in the old mine workings was commenced during the first quarter of 2011 to help identify drill targets, with an exploratory drill program expected to begin as funding is obtained and the Company receives permits from the BLM.

Coyote Fault/Coyote Fault Extension

The Coyote Fault/Coyote Fault Extension claim block is within nine miles of Silver Peak, Nevada and Hwy 265 via Coyote Road.  The property consists of 110 contiguous unpatented mining claims having a total of 2,200 acres, and is also located within the middle of the Walker Lane tectonic belt with the Sierra uplift to the west and the Basin and Range to the east. The property is on the northern flank of Mineral Ridge and is along the eastern edge of the Silver Peak Range.  Phase 1 geologic mapping and outcrop sampling (above ground) was completed on the Coyote Fault claim group in December 2010, which identified a new potential gold exploration target.  No further exploration plans have been developed at this time.

Galena Flat

The Galena Flat claims are found about 4 miles from Silver Peak, Nevada and can be accessed by dirt road from the historic town site of Blair off of State Highway 265.  The project is in early stage exploration and consists of 24 unpatented lode mining claims for a total of 480 acres.  Very little exploration work has been conducted on the Galena Flat Project. No sampling or mapping has been conducted, and no further exploration plans have been developed at this time.

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

As of the date of filing this report, we have met the cash payments and equity payments obligations but were not current on the work commitment obligations.  We are currently in discussions with Mhakari and anticipate reaching an agreement on a revised work commitment schedule and beginning our work commitment in the near future as funding permits.

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

We made the Second Anniversary cash payment and common share payment during the year ended December 31, 2014, and are current on our obligations under the North Springs Agreement.

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

Sale of Interest in Santa Rosa Gold Mine

We have completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  In February 2014, we received $260,000 of the sales proceeds and received the balance of $2,340,000 in April 2014, net of certain fees and taxes.  As a result, we recognized a gain on disposition of assets of $2,463,654 for the year ended December 31, 2014.

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

Exploration and evaluation expenses related to our Mhakari and North Springs Properties included in our consolidated statements of operations for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013

Mhakari Properties	$176,177	$142,400
North Springs Properties	40,452	13,812

Total	$216,629	$156,212

Note 5:  Marketable Securities and Sale of Royalty Interest

Our marketable securities consisted of 1,250,000 shares of American Mining Corporation common stock (“AMC”) and the 3,000,000 shares of Win-Eldrich Mines Ltd (“WEX”) common stock received in October 2011 in the settlement of a promissory note resulting from the sale of our interest in the Ashdown Project LLC.  The marketable securities were recorded at market value, with market value based on market quotes and reduced by estimated impairment losses.  We classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.

Pursuant to a Shares Purchase Agreement dated January 31, 2014, we sold the WEX shares for $7,000, and included this amount in gain on disposition of assets for the year ended December 31, 2014.

There is limited trading of the AMC shares and no market for the AMC shares has developed.  After considering the lack of operations of AMC and the lack of trading volume of the shares, the number of shares held by us, and other factors, we have concluded that the recorded value of these marketable securities at December 31, 2014 and December 31, 2013 should be fully impaired and that the impairment loss is other-than-temporary.

On January 31, 2014, we sold for $45,000 our net smelter royalty return (“NSR”) interest relating to the operations conducted by or on behalf of the Ashdown Project LLC and included this amount in gain on disposition of assets for the year ended December 31, 2014.   We acquired the NSR pursuant to the sale of our ownership interest in the Ashdown Project in May 2009 and a subsequent Termination, Settlement and Release Agreement entered into in August 2011.

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

These marketable securities were recorded at market value, with market value based on market quotes.  We classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.

Note 6:  Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2014 and 2013:

	2014	2013

Accrued payroll and related	$17,500	$92,643
Liabilities assumed in Ra acquisition	153,096	166,901
Put option liability	50,000	120,000
Legal and consulting fees	145,000	45,000
Other	12,000	68,793

	$377,596	$493,337

Note 7:  Notes Payable

Our notes payable consisted of the following at:

	December 31, 2014	December 31, 2013
Convertible notes payable to SV, non-interest bearing, payable September 30, 2012, currently in default	$500,000	$500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012, currently in default	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012, currently in default	190,000	190,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013, currently in default	250,000	250,000
Note payable to an equipment supplier, extinguished in 2014	-	175,457
Convertible notes payable to an institutional investor, net of discount, repaid in 2014	-	32,444

	$1,353,223	$1,561,124

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

Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the Convertible Notes and totaled $12,626 for the year ended December 31, 2014.

During the year ended December 31, 2014, we had the following activity in the accounts related to the Convertible Notes:

	Derivative Liability	Debt Discount	Loss on Derivative Liability	Gain on Extinguishment of Debt	Interest Expense

Balance at December 31, 2013	$136,765	$(42,316)	$-	$-	$-
Adjustment to derivative liability	445,881	-	(445,881)	-	-
Amortization of debt discount to interest expense	-	12,626	-	-	(12,626)
Repayment of debt	(582,646)	29,690	-	503,065	-

Balance at December 31, 2014	$-	$-	$(445,881)	$503,065	$(12,626)

In estimating the fair value of the derivative and calculating the adjustment to the derivative liability during the year ended December 31, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	0.08 – 0.025%
Expected life in years	0.48 - 0.12
Dividend yield	0%
Expected volatility	274.75 – 446.16%

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

Note 8 – Amounts Due Related Party

Amounts due to related party at December 31, 2013 consisted of a note due to Robert P. Martin, former Chairman of our Board of Directors, resulting from a debt settlement agreement entered into in April 2010.  The repayment terms of the note were restructured as part of a consulting agreement entered into with Mr. Martin effective September 1, 2011.  During the year ended December 31, 2014, we repaid or otherwise settled all amounts due Mr. Martin, including the note principal and related accrued interest payable.

Note 9:  Stockholders’ Deficit

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the year ended December 31, 2014, we issued a total of 51,191,614 shares of our common stock: 6,000,000 shares valued at $21,600 in payment of accrued expenses; 37,191,614 shares valued at $67,276 for conversion of debt; 6,000,000 shares valued at $35,300 for exploration expenses; 5,000,000 shares for cash of $10,000 and 1,500,000 shares valued at $5,250 for contract services provided by members of our Board of Directors.

During the year ended December 31, 2013, we issued a total of 31,430,769 shares of our common stock: 6,200,000 shares valued at $62,000 to a member of our Board of Directors, for accrued services in accordance with a Consulting Agreement with him; 16,000,000 shares valued at $95,200 for accrued exploration and evaluation expenses pursuant to our mineral property option agreements; and 9,230,769 shares valued at $13,846 for conversion of debt.

On April 21, 2014 we completed a Stock Purchase Agreement entered into on January 31, 2014 with an investor and received $10,000.  The investor purchased 5,000,000 units at $0.002 per unit, with each unit comprised of one share of restricted common stock of the Company and a five-year warrant to purchase one share of common stock of the Company at an exercise price of $0.003 per share.

As of December 31, 2014 and 2013, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that were recorded as treasury shares at a cost of $49,008.

Note 10:  Stock Warrants

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of December 31, 2014, and changes during the two years then ended is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2012	34,083,333	$0.08

Granted	-	-
Canceled / Expired	(7,333,333)	$0.17
Exercised	-	-

Outstanding and exercisable, December 31, 2013	26,750,000	$0.06

Granted	5,150,000	$0.0044
Canceled / Expired	(12,250,000)	$0.066
Exercised	-	-

Outstanding and exercisable, December 31, 2014	19,650,000	$0.0043

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at December 31, 2014:

Expiration Date	Price	Number

2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000
2017	$0.05	150,000
2019	$0.003	5,000,000

		19,650,000

During the year ended December 31, 2014, we issued five-year warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.003 per share (see Note 9).

During the year ended December 31, 2014, we issued three-year warrants to purchase 150,000 shares of our common stock at an exercise price of $0.05 per share.  The warrants were issued in connection with the extinguishment of debt and were valued at $142 using the Black-Scholes option- pricing model.

Note 11:  Stock-Based Compensation

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

Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2014 and 2013 was $0 and $2,284, respectively.

The following table summarizes the stock option activity during the years ended December 31, 2014 and 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	7,850,000	$0.11
Granted	600,000	$0.004
Exercised	-	$-
Expired or cancelled	(3,150,000)	$0.13

Outstanding, vested and exercisable at December 31, 2013	5,300,000	$0.09	2.20	$-
Granted	-	$-
Exercised	-	$-
Expired or cancelled	(2,000,000)	$0.11

Outstanding, vested and exercisable at December 31, 2014	3,300,000	$0.08	2.12	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.002 and $0.0012 as of December 31, 2014 and 2013, respectively, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2014, there was no future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations and comprehensive income (loss).

Note 12:  Income Taxes

The (provision) benefit for income taxes is different than amounts that would be provided by applying the statutory federal income tax rate to income (loss) before income taxes for the following reasons:

	Years Ended December 31,
	2014	2013

Income tax (provision) benefit at statutory rate	$(692,657)	$259,202
Stock or warrants issued for services and expenses	(21,179)	(19,650)
Interest expense	(4,293)	(17,437)
Other	19,325	22,584
Change in valuation allowance	698,804	(244,699)

Less accumulated depreciation and amortization	$-	$-

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2014	2013

Net operating loss carry forwards	$10,941,421	$10,713,277
Accrued expenses	28,475	296,720
Mineral properties	504,558	2,620,535
Marketable securities	-	170,476
Depreciation	(26)	270
Stock-based compensation	292,980	292,980
Other	1,490	1,490
	11,768,898	14,095,748
Valuation allowance	(11,768,898)	(14,095,748)

Net deferred taxes	$-	$-

At December 31, 2014, we had a net operating loss carry forward available to offset future taxable income of approximately $32,181,000 that will begin to expire in 2015.  If substantial changes in our ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward that could be utilized.

FASB ASC Topic 718-740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 718-740.  We have no unrecognized tax benefit that would affect the effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statements of operations and comprehensive income (loss) under general and administrative expenses.  As of December 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

We currently file income tax returns in the U.S. federal jurisdiction and in the state of Utah.  We also have historically conducted operations in Peru, Panama and Canada; however we currently have no operations outside the United States.

All U.S. federal net operating loss carry forwards through the year ended December 31, 2014 are subject to examination.

Note 13:  Consulting Agreements

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

Note 14:  Legal Matters

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.  The arbitration was originally set to be heard on September 8, 2014, but the new dates set for the arbitration are April 27-29, 2015.

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell, Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Mr. Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a former member of the Board of Directors of the Company.  We subsequently entered into a settlement agreement with Mr. Klein and have removed him from this case.  We intend to vigorously prosecute the case involving Mr. Caldwell to protect our legal and property rights and interests.  Answers and counterclaims have been filed by the remaining defendants, alleging breach of contracts and related claims, all of which have been denied by the Company.  The Company has filed an answer to the counterclaim.  Formal discovery has commenced, and a trial date has been set for September 28, 2015.

Note 15:  Related Party Transactions

As more fully discussed in Note 8, at December 31, 2013, amounts due related party was $115,066, comprised of a note to Robert P. Martin, our former Chairman of the Board of Directors.  During the year ended December 31, 2014, we repaid or otherwise settled all amounts due Mr. Martin, including the note principal and related accrued interest payable.

As discussed in Note 13, we have entered into certain consulting with our officers and directors and have issued shares of our common stock in payment of certain compensation obligations.

As of December 31, 2014 and 2013, accounts payable included amounts due to related parties of $68,500 and $765,649, respectively.

During the year ended December 31, 2014, we extinguished debt with related parties and recorded a gain on settlement of related party debt of $461,736 to additional paid-in capital.

Note 16:  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2014 and 2013, we made no cash payments for income taxes.

During the years ended December 31, 2014 and 2013, we made cash payments for interest of $19,457 and $8,958, respectively.

During the year ended December 31, 2014, we had the following non-cash financing and investing activities:

•
Decreased accrued interest payable by $1,700, decreased notes payable by $15,685, decreased debt discount by $2,967, decreased derivative liability by $52,106, increased common stock by $37,192 and increased additional paid-in capital by $30,084 for common shares issued in conversion of debt.

•	Decreased accrued liabilities by $21,600, increased common stock by $6,000 and increased additional paid-in capital by $15,600 for common shares issued for accrued liabilities.

•	Decreased accounts payable and increased additional paid-in capital by $143 for warrants issued for accounts payable.

•	Decreased accounts payable and increased additional paid-in capital by $461,735 for related party accounts payable settled and recorded as a contribution to capital.

•	Decreased marketable securities and increased other comprehensive loss by $38,680 for unrealized loss on marketable securities.

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

Note 17:  Recent Accounting Pronouncements

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

Note 18:  Subsequent Events

We have evaluated events occurring after the date of our accompanying consolidated balance sheet and through the date of the filing of this Annual Report on Form 10-K.  No material subsequent events requiring adjustment to our accompanying consolidated financial statements or requiring disclosure were identified.