Form 10-Q
period 2015-03-31
GOLDEN PHOENIX MINERALS INC
filed 2015-05-14
CIK 1042784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 14, 2015 there were 456,770,907 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)

Current assets:
Cash	$380,096	$642,990
Prepaid expenses and other current assets	5,487	12,991
Deposits	190,000	190,000
Marketable securities	42,594	65,999
Total current assets	618,177	911,980

Other assets	-	76

Total assets	$618,177	$912,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$453,613	$560,674
Accrued liabilities	339,473	377,596
Notes payable	1,353,223	1,353,223
Total current liabilities	2,146,309	2,291,493

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 456,770,907 and 456,773,907 shares issued and outstanding, respectively	456,771	456,774
Additional paid-in capital	58,877,976	58,877,973
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated other comprehensive loss	(63,790)	(38,680)
Accumulated deficit	(60,750,081)	(60,626,496)
Total stockholders’ deficit	(1,528,132)	(1,379,437)

Total liabilities and stockholders’ deficit	$618,177	$912,056

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$-	$-

Operating costs and expenses:
Exploration and evaluation expenses	-	32,500
General and administrative expenses	144,178	127,454
Depreciation and amortization expense	76	228

Total operating costs and expenses	144,254	160,182

Loss from operations	(144,254)	(160,182)

Other income (expense):
Interest and other income	91	-
Foreign currency gain	19,378	8,153
Gain on extinguishment of debt	1,200	503,065
Interest expense	-	(43,306)
Loss on derivative liability	-	(445,881)
Gain on disposition of assets	-	249,536

Total other income (expense)	20,669	271,597

Income (loss) before income taxes	(123,585)	111,385
Provision for income taxes	-	-

Net income (loss)	(123,585)	111,385

Other comprehensive loss – unrealized loss on marketable securities	(25,110)	-

Total comprehensive income (loss)	$(148,695)	$111,385

Income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	456,355,715	434,090,728
Diluted	456,355,715	434,878,228

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(123,585)	$111,385
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	76	228
Foreign currency gain	(1,705)	-
Gain on extinguishment of debt	(1,200)	(503,065)
Common stock issued for exploration and evaluation expenses	-	32,500
Amortization of debt issuance costs to interest expense	-	4,719
Amortization of debt discount to interest expense	-	12,626
Loss on derivative liability	-	445,881
Gain on disposal of assets	-	(249,536)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	7,504	99
Increase (decrease) in accounts payable	(105,861)	5,778
Increase (decrease) in accrued liabilities	(38,123)	11,819
Increase in deposits liability	-	10,000

Net cash used in operating activities	(262,894)	(117,566)

Cash flows from investing activities:
Proceeds from the disposition of assets, net of fees and costs	-	249,536

Net cash provided by investing activities	-	249,536

Cash flows from financing activities:
Payments of notes payable	-	(59,075)

Net cash used in financing activities	-	(59,075)

Net increase (decrease) in cash	(262,894)	72,895
Cash, beginning of the period	642,990	4,925

Cash, end of the period	$380,096	$77,820

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2015
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

The interim financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2014 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,750,081 and a total stockholders’ deficit of $1,528,132 at March 31, 2015.  We currently have no operating revenues.

During 2014, we completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  This funding has helped capitalize the Company, extinguish certain liabilities and provided working capital.

As more fully described in these Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we have entered into options and agreements for the acquisition and development of our Nevada mineral properties.  None of these mineral properties currently have reserves.  We believe we will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital at favorable rates or at all, or that any of these mineral properties will ultimately attain a successful level of operations.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are current on our obligations under the North Springs Agreement.

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

NOTE 4 – MARKETABLE SECURITIES

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

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	March 31, 2015	December 31, 2014

Accrued payroll and related	$17,500	$17,500
Liabilities assumed in Ra Minerals acquisition	139,973	153,096
Put option liability	25,000	50,000
Legal and consulting fees	145,000	145,000
Other	12,000	12,000

	$339,473	$377,596

NOTE 6 – NOTES PAYABLE

Our notes payable consisted of the following at:

	March 31, 2015	December 31, 2014
Convertible notes payable to SV, non-interest bearing, payable September 30, 2012, currently in default	$500,000	$500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012, currently in default	413,223	413,223
Note payable to Pinnacle, non-interest bearing, payable in scheduled monthly payments ranging from $15,000 to $30,000 through August 2012, currently in default	190,000	190,000
Convertible note payable to Pinnacle, non-interest bearing, payable October 31, 2013, currently in default	250,000	250,000

	$1,353,223	$1,353,223

The two convertible notes payable to Sala-Valc S.A.C., a Peruvian corporation (“SV”), resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to mineral properties in Peru.

The two notes payable to Pinnacle Minerals Corporation (“Pinnacle”) resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owned or controled portions of mineral properties in Peru.  Pinnacle has initiated legal action related to these unpaid obligations (see Note 12).

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  Therefore, we have discontinued our efforts in Peru and contend nothing further is payable by us under these promissory notes.  The ultimate disposition of the convertible notes payable to SV and the notes payable to Pinnacle is dependent on our resolution of our dispute with SV and of the legal actions discussed in Note 12.  We are currently unable to predict the ultimate outcome of these matters.

NOTE 7 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the three months ended March 31, 2015, we cancelled 3,000 shares of our common stock, reducing common stock and increasing additional paid-in capital by $3 for the par value of the stock.

During the three months ended March 31, 2014, we issued a total of 42,191,614 shares of our common stock: 37,191,614 shares valued at $67,276 for conversion of debt and 5,000,000 shares valued at $32,500 for exploration and evaluation expenses pursuant to our mineral property option agreements (Note 3).

As of March 31, 2015 and December 31, 2014, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that are recorded as treasury shares at a cost of $49,008.

NOTE 8 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of March 31, 2015 and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	19,650,000	$0.0043

Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, vested and exercisable, March 31, 2015	19,650,000	$0.043

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at March 31, 2015:

Expiration Date	Price	Number

2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000
2017	$0.05	150,000
2019	$0.003	5,000,000

		19,650,000

NOTE 9 – STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.  We had no stock-based compensation expense for the three months ended March 31, 2015 and 2014.

The following table summarizes the stock option activity during the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,300,000	$0.08
Granted	-
Exercised	-
Expired or cancelled	(100,000)	$0.05

Outstanding, vested and exercisable at March 31, 2015	3,200,000	$0.08	1.94	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0022 as of March 31, 2015 that would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2015, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended March 31,
	2015	2014

Weighted average number of shares outstanding - basic	456,355,715	434,090,728
Dilutive effect of stock options and warrants	-	787,500

Weighted average number of shares outstanding - diluted	456,355,715	434,878,228

As of March 31, 2015, we had outstanding options and warrants to purchase a total of 22,850,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

NOTE 11 – COMPENSATION AGREEMENTS

Donald B. Gunn

On December 7, 2011, we entered into a Consulting Agreement (the “Gunn Consulting Agreement) with Donald Gunn, whereby Mr. Gunn is to provide services to the Company in his role as President of the Company.  Mr. Gunn was appointed President of the Company effective March 15, 2011.  Pursuant to the Gunn Consulting Agreement, the Company currently compensates Mr. Gunn at $9,000 per month.

Dennis P. Gauger

Pursuant to an Independent Contractor Agreement dated January 17, 2013, we currently compensate Dennis Gauger, our Chief Financial Officer, at $5,000 per month.

Board of Directors

We currently compensate the members of our Board of Directors at $1,000 per month.

NOTE 12 – LEGAL MATTERS

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.  All discovery has been completed and the case is set for arbitration on May 27-29, 2015.

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

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2015 and 2014, we made no cash payments for income taxes.

During the three months ended March 31, 2015 and 2014, we made cash payments for interest totaling $0 and $18,808, respectively.

During the three months ended March 31, 2015, we had the following non-cash financing and investing activities:

•	Decreased marketable securities and increase accumulated other comprehensive loss by $25,110.

•	Decreased common stock and increased additional paid-in capital by $3.

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheet and through the date of the filing of this Quarterly Report on Form 10-Q.  No material subsequent events requiring adjustment to our accompanying consolidated financial statements or requiring disclosure were identified.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our growth strategies, (c) our expectations regarding property acquisitions or exploration plans, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,750,081 and a total stockholders’ deficit of $1,528,132 at March 31, 2015.  We currently have no operating revenues.

During 2014, we completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  This funding has helped capitalize the Company, extinguish certain liabilities and provided working capital.

As more fully described in these Notes to Condensed Consolidated Financial Statements and elsewhere in this quarterly report, we have entered into options and agreements for the acquisition and development of our Nevada mineral properties.  None of these mineral properties currently have reserves.  We believe we will be required to raise significant additional capital to fund our operations and to complete the acquisition of the interests in and further the exploration, evaluation and development of our existing mineral properties and other prospects.  There can be no assurance that we will be successful in raising the required capital at favorable rates or at all, or that any of these mineral properties will ultimately attain a successful level of operations.  If we are unable to raise sufficient capital to meet our current obligations, we may be forced to further reduce or terminate operations and file for reorganization or liquidation under the bankruptcy laws.  These factors and our negative working capital position together raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, and certain of these critical accounting policies are as follows:

Marketable Securities

Marketable securities consist of investments in common stock of a publicly held mining company.  The marketable securities are stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders’ equity in our consolidated balance sheet.  Realized gains and losses resulting from the sale or disposition of marketable securities are reflected in net income or loss for the period.  Estimated impairment losses that are determined to be other-than-temporary are included in net income or loss for the period.

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2015 and December 31, 2014, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

Foreign Currency Transactions

At times, certain of our cash accounts may be deposited in a foreign bank.  Gains and losses resulting from translation of such account balances are included in operating results, as are gains and losses from foreign currency transactions.

Comprehensive Income (Loss)

We present the components of other comprehensive income (loss) in a single continuous consolidated statement of comprehensive income (loss).  Currently, other comprehensive loss consists of unrealized losses on our marketable securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

We currently have no operating revenues and accordingly, reported to revenues for the three months ended March 31, 2015 and 2014.

Operating Costs and Expenses

During the three months ended March 31, 2015, we incurred no exploration and evaluation expenses for our Nevada properties.  During the three months ended March 31, 2014, we incurred exploration and evaluation expenses of $32,500, consisting of expenses for our Mhakari Properties required by the related option and acquisition agreement.

Our exploration projects currently do not have reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  More detailed explanations of these mineral properties are provided in Note 3 to our condensed consolidated financial statements.

General and administrative expenses were $144,178 and $127,454 for the three months ended March 31, 2015 and 2014, respectively.  These expenses include investor relations, consulting fees for our officers and directors, legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  The increase in our general and administrative expenses in the current year is due primarily to ongoing legal expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $76 and $228 for the three months ended March 31, 2015 and 2014.

Other Income (Expense)

Interest and other income currently are not material to our condensed consolidated financial statements, and totaled $91 and $0 for the three months ended March 31, 2015 and 2014, respectively.

We reported a foreign gain of $19,378 and $8,153 for the three months ended March 31, 2015 and 2014, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in foreign bank accounts, our foreign investments, and changes in foreign exchange rates.

We reported a gain on extinguishment of debt of $1,200 and $503,065 for the three months ended March 31, 2015 and 2014, respectively.  A significant portion of the gain in the prior year resulted from the repayment of convertible debt or the conversion of convertible debt into shares of our common stock where related derivative liabilities were extinguished.  We have also had favorable results from efforts to settle outstanding obligations.

Interest expense was $0 and $43,306 for the three months ended March 31, 2015 and 2014, respectively.  The decrease in interest expense was due primarily to the repayment in full of convertible notes payable to an institutional investor during the first three months of the prior year.   We currently have no interest bearing debt.

We reported a loss on derivative liability of $445,881 for the three months ended March 31, 2014 related to convertible notes payable to an institutional investor.  We estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at each subsequent report date or date of conversion or payment using the Black-Scholes pricing model, resulting in a gain or loss on derivative liability.  As discussed above, we repaid the convertible notes payable during the first three months of the prior year.

We reported a gain on disposition of assets of $249,536 in the three months ended March 31, 2014 resulting primarily from the receipt of the initial payment from the sale of our 10% interest in the Santa Rosa Gold Mine, net of certain fees and expenses.  We had no gain or loss on disposition of assets in the three months ended March 31, 2015.

Net Income (Loss)

As a result, we reported net loss of $123,585 for the three months ended March 31, 2015 and net income of $111,385 for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $60,750,081 and a total stockholders’ deficit of $1,528,132 at March 31, 2015.  At March 31, 2015, we had current assets of $618,177 and current liabilities of $2,146,309, resulting in a working capital deficit of $1,528,132.  Included in current assets at March 31, 2015 was cash of $380,096, substantially all of which is deposited in a corporate savings account, and deposits held in a legal escrow account of $190,000.

During 2014, we completed the sale of our 10% ownership interest in the Santa Rosa, Panama gold project for $US 2.6 million.  This funding has helped capitalize the Company, extinguish certain liabilities and provided working capital.

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

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the three months ended March 31, 2015, net cash used in operating activities was $262,894 as a result of our net loss of $123,585, total non-cash gains of $2,905 and decreases in accounts payable of $105,861 and $38,123, partially offset by non-cash expense of $76 and a decrease in prepaid expenses and other current assets of $7,504.

During the three months ended March 31, 2014, net cash used in operating activities was $117,566 as a result non-cash gains totaling $752,601, partially offset by net income of $111,385, total non-cash expenses of $495,954, decrease in prepaid expenses and other current assets of $99, and increases in accounts payable of $5,778, accrued liabilities of $11,819 and deposits of $10,000.

During the three months ended March 31, 2014, we had net cash provided by investing activities of $249,536, consisting primarily of proceeds from the sale of our 10% ownership interest in the Santa Rosa, Panama gold project.  During the three months ended March 31, 2015, we had no net cash provided by or used in investing activities.

During the three months ended March 31, 2014, net cash used in financing activities was $59,075, comprised of payments of notes payable.  During the three months ended March 31, 2015, we had no net cash provided by or used in financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no material off-balance sheet arrangements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Due to lack of funding, we significantly scaled back our operations, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at March 31, 2015 we had insufficient segregation of accounting and financial reporting duties.  We consider this to be a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on the two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.  We filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties have submitted the dispute to binding arbitration in Reno, Nevada.  While denying the allegations of the complaint, we have also asserted counterclaims against Pinnacle and intend to vigorously defend the claims, all of which will be pursued through the arbitration proceedings.  All discovery has been completed and the case is set for arbitration on May 27-29, 2015.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2015, we had no sales of unregistered securities.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended March 31, 2015.

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

GOLDEN PHOENIX MINERALS, INC.

Date: May 14, 2015	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: May 14, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer