Form 10-Q
period 2015-06-30
GOLDEN PHOENIX MINERALS INC
filed 2015-08-11
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 11, 2015 there were 456,770,907 outstanding shares of the registrant’s common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX

QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	June 30,
	2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash	$244,837	$642,990
Prepaid expenses and other current assets	32,001	12,991
Deposits	-	190,000
Marketable securities	21,643	65,999
Total current assets	298,481	911,980

Other assets	-	76

Total assets	$298,481	$912,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$443,751	$560,674
Accrued liabilities	304,744	377,596
Notes payable	913,223	1,353,223
Total current liabilities	1,661,718	2,291,493

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 456,770,907 and 456,773,907 shares issued and outstanding, respectively	456,771	456,774
Additional paid-in capital	58,877,976	58,877,973
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated other comprehensive loss	(93,895)	(38,680)
Accumulated deficit	(60,555,081)	(60,626,496)
Total stockholders’ deficit	(1,363,237)	(1,379,437)

Total liabilities and stockholders’ deficit	$298,481	$912,056

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating costs and expenses:
Exploration and evaluation expenses	-	85,066	-	117,566
General and administrative expenses	263,235	149,085	407,413	276,539
Depreciation and amortization expense	-	228	76	456

Total operating costs and expenses	263,235	234,379	407,489	394,561

Loss from operations	(263,235)	(234,379)	(407,489)	(394,561)

Other income (expense):
Interest and other income	34	211	125	211
Foreign currency gain (loss)	6,201	(7,346)	25,579	807
Gain on extinguishment of debt	452,000	313,043	453,200	816,108
Interest expense	-	(1,976)	-	(45,282)
Loss on derivative liability	-	-	-	(445,881)
Gain on disposition of assets	-	2,260,349	-	2,509,885

Total other income (expense)	458,235	2,564,281	478,904	2,835,848

Income before income taxes	195,000	2,329,902	71,415	2,441,287
Provision for income taxes	-	-	-	-

Net income	195,000	2,329,902	71,415	2,441,287

Other comprehensive loss – unrealized loss on marketable securities	(30,105)	-	(55,215)	-

Total comprehensive income	$164,895	$2,329,902	$16,200	$2,441,287

Income per common share:
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	$0.00	$0.01	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	456,355,515	451,298,074	456,355,614	442,741,935
Diluted	456,355,515	455,790,382	456,355,614	447,747,649

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$71,415	$2,441,287
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	76	456
Foreign currency gain	(10,859)	-
Gain on extinguishment of debt	(453,200)	(816,108)
Common stock issued for exploration and evaluation expenses	-	35,300
Common stock issued for services	-	5,250
Amortization of debt issuance costs to interest expense	-	4,719
Amortization of debt discount to interest expense	-	12,626
Loss on derivative liability	-	445,881
Gain on disposition of assets	-	(2,509,885)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(19,010)	(215,413)
Decrease in deposits	190,000	-
Increase (decrease) in accounts payable	(115,723)	(364,158)
Increase (decrease) in accrued liabilities	(60,852)	(137,012)

Net cash used in operating activities	(398,153)	(1,097,057)

Cash flows from investing activities:
Proceeds from the disposition of assets, net of fees and costs	-	2,478,885

Net cash provided by investing activities	-	2,478,885

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	10,000
Payments of notes payable	-	(59,075)

Net cash used in financing activities	-	(49,075)

Net increase (decrease) in cash	(398,153)	1,332,753
Cash, beginning of the period	642,990	4,925

Cash, end of the period	$244,837	$1,337,678

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2015
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

The interim financial information of the Company as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2014 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,555,081 and a total stockholders’ deficit of $1,363,237 at June 30, 2015.  We currently have no operating revenues.

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

We have entered into an agreement to acquire an 80% interest in the “Mhakari Properties”, which include the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and Galena Flat Gold Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada.   In addition, we entered into an agreement to acquire the rights to the “North Springs” properties consisting of 16 unpatented lode mining claims in three claim blocks on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property .

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

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2015	December 31, 2014

Accrued payroll and related	$17,500	$17,500
Liabilities assumed in Ra Minerals acquisition	142,244	153,096
Legal and consulting fees	145,000	145,000
Put option liability	-	50,000
Other	-	12,000

	$304,744	$377,596

NOTE 6 – NOTES PAYABLE

Our notes payable consisted of the following at:

	June 30, 2015	December 31, 2014
Convertible notes payable to SV, non-interest bearing, payable September 30, 2012, currently in default	$500,000	$500,000
Convertible note payable to SV, non-interest bearing, payable September 30, 2012, currently in default	413,223	413,223
Note payable to Pinnacle, extinguished in arbitration proceedings	-	190,000
Convertible note payable to Pinnacle, extinguished in arbitration proceedings	-	250,000

	$913,223	$1,353,223

The two convertible notes payable to Sala-Valc S.A.C., a Peruvian corporation (“SV”), resulted from an Amendment to Mining Asset Purchase and Strategic Alliance Agreement related to mineral properties in Peru.

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  Therefore, we have discontinued our efforts in Peru and contend nothing further is payable by us under these promissory notes.  The ultimate disposition of the convertible notes payable to SV is dependent on our resolution of our dispute with SV and of the related legal action discussed in Note 12.  We are currently unable to predict the ultimate outcome of these matters.

The two notes payable to Pinnacle Minerals Corporation (“Pinnacle”) resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle’s membership interest in Molyco, LLC, which owned or controlled portions of mineral properties in Peru.  Pinnacle initiated legal action against the Company related to these unpaid obligations and the parties submitted the dispute to binding arbitration.  The arbitration proceedings were completed, and on June 4, 2015, the arbitrator ruled in favor of the Company and denied the claims of Pinnacle (see Note 12).  Therefore, the two notes payable to Pinnacle have been eliminated and a gain on extinguishment of debt totaling $440,000 was recorded in our condensed consolidated financial statements for the three months and six months ended June 30, 2015.

NOTE 7 – STOCKHOLDERS’ DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of June 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the six months ended June 30, 2015, we cancelled 3,000 shares of our common stock, reducing common stock and increasing additional paid-in capital by $3 for the par value of the stock.

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

As of June 30, 2015 and December 31, 2014, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that are recorded as treasury shares at a cost of $49,008.

NOTE 8 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of June 30, 2015 and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	19,650,000	$0.043

Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, vested and exercisable, June 30, 2015	19,650,000	$0.043

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at June 30, 2015:

Expiration Date	Price	Number

2015	$0.05	4,000,000
2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000
2017	$0.05	150,000
2019	$0.003	5,000,000

		19,650,000

NOTE 9 – STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.  We had no stock-based compensation expense for the three months and six months ended June 30, 2015 and 2014.

The following table summarizes the stock option activity during the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,300,000	$0.08
Granted	-
Exercised	-
Expired or cancelled	(100,000)	$0.05

Outstanding, vested and exercisable at June 30, 2015	3,200,000	$0.08	1.69	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0023 as of June 30, 2015 that would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2015, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted average number of shares outstanding - basic	456,355,515	451,298,074	456,355,614	442,741,935
Dilutive effect of stock options and warrants	-	4,492,308	-	5,005,714

Weighted average number of shares outstanding - diluted	456,355,515	455,790,382	456,355,614	447,747,649

As of June 30, 2015, we had outstanding options and warrants to purchase a total of 22,850,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

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

NOTE 12 – LEGAL MATTERS

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.”  The Company filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties submitted the dispute to binding arbitration in Reno, Nevada.

The arbitration proceedings were completed, and on June 4, 2015, the arbitrator ruled in favor of the Company and denied the claims of Pinnacle.  The arbitrator found that Pinnacle committed fraud in the sale of its membership interest.  The arbitrator awarded damages to the Company totaling $573,469, comprised of the return of cash amounts previously paid by the Company to Pinnacle, certain expenses paid by the Company towards production in Peru, and attorneys fees.  Notes payable to Pinnacle totaling $440,000 previously recorded by the Company were extinguished pursuant to the arbitration decision (see Note 6).

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

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2015 and 2014, we made no cash payments for income taxes.

During the six months ended June 30, 2015 and 2014, we made cash payments for interest totaling $0 and $19,457, respectively.

During the six months ended June 30, 2015, we had the following non-cash financing and investing activities:

•	Decreased marketable securities and increase accumulated other comprehensive loss by $55,215.

•	Decreased common stock and increased additional paid-in capital by $3.

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,555,081 and a total stockholders’ deficit of $1,363,237 at June 30, 2015.  We currently have no operating revenues.

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

Property and Equipment

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of June 30, 2015 and December 31, 2014, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of June 30, 2015 and December 31, 2014, we had no capitalized mineral property acquisition costs.

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

At June 30, 2015 and December 31, 2014, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of June 30, 2015 and December 31, 2014, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

We currently have no operating revenues and accordingly, reported to revenues for the three months and six months ended June 30, 2015 and 2014.

Operating Costs and Expenses

During the three months and six months ended June 30, 2015, we incurred no exploration and evaluation expenses for our Nevada properties.  During the three months and six months ended June 30, 2014, we incurred exploration and evaluation expenses of $85,066 and $117,566, respectively, consisting of expenses for our Mhakari Properties required by the related option and acquisition agreement.

Our exploration projects currently do not have reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  Exploration and evaluation activities will increase as funding permits.  More detailed explanations of these mineral properties are provided in Note 3 to our condensed consolidated financial statements.

General and administrative expenses were $263,235 and $149,085 for the three months ended June 30, 2015 and 2014, respectively, and $407,413 and $276,539 for the six months ended June 30, 2015 and 2014, respectively.  These expenses include investor relations, consulting fees for our officers and directors, legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  The increase in our general and administrative expenses in the current year is due primarily to ongoing legal expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $0 and $228 for the three months ended June 30, 2015 and 2014, respectively, and $76 and $456 for the six months ended June 30, 2015 and 2014, respectively.  All of our depreciable assets are fully depreciated.

Other Income (Expense)

Interest and other income currently are not material to our condensed consolidated financial statements, and totaled $34 and $211 for the three months ended June 30, 2015 and 2014, respectively, and $125 and $211 for the six months ended June 30, 2015 and 2014, respectively.

We reported a foreign currency gain of $6,201 for the three months ended June 30, 2015 and a foreign currency loss of $7,346 for the three months ended June 30, 2014.  We reported a foreign currency gain of $25,579 and $807 for the six months ended June 30, 2014, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in foreign bank accounts, our foreign investments, and changes in foreign exchange rates.

We reported a gain on extinguishment of debt of $452,000 and $313,043 for the three months ended June 30, 2015 and 2014, respectively, and $453,200 and $816,108 for the six months ended June 30, 2015 and 2014, respectively.  The gain on extinguishment of debt in the current year resulted primarily from the favorable arbitration ruling where notes payable to Pinnacle were extinguished.  A significant portion of the gain in the prior year resulted from the repayment of convertible debt or the conversion of convertible debt into shares of our common stock where related derivative liabilities were extinguished.  We have also had favorable results from efforts to settle other outstanding obligations.

Interest expense was $0 and $1,976 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $45,282 for the six months ended June 30, 2015 and 2014, respectively.  The decrease in interest expense was due primarily to the repayment in full of convertible notes payable to an institutional investor during the first three months of the prior year.   We currently have no interest bearing debt.

We reported a loss on derivative liability of $445,881 for the six months ended June 30, 2014 related to convertible notes payable to an institutional investor.  We estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at each subsequent report date or date of conversion or payment using the Black-Scholes pricing model, resulting in a gain or loss on derivative liability.  As discussed above, we repaid the convertible notes payable during the first three months of the prior year.

We reported a gain on disposition of assets of $2,260,349 in the three months ended June 30, 2014 and $2,509,885 in the six months ended June 30, 2014 resulting primarily from the sale of our 10% interest in the Santa Rosa Gold Mine, net of certain fees and expenses.  We had no gain or loss on disposition of assets in the three months and six months ended June 30, 2015.

Net Income

As a result, we reported net income of $195,000 and $2,329,902 for the three months ended June 30, 2015 and 2014, respectively, and net income of $71,415 and $2,441,287 for the six months ended June 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $60,555,081 and a total stockholders’ deficit of $1,363,237 at June 30, 2015.  At June 30, 2015, we had current assets of $298,481 and current liabilities of $1,661,718, resulting in a working capital deficit of $1,363,237.  Included in current assets at June 30, 2015 was cash of $244,837, substantially all of which is deposited in a corporate savings account. A deposit of $190,000, previously held in a legal escrow account, was returned to us as a result of the favorable ruling in the Pinnacle arbitration.

The Pinnacle arbitration proceedings were completed on June 4, 2015, and the arbitrator ruled in favor of the Company and denied the claims of Pinnacle.  The arbitrator found that Pinnacle committed fraud in the sale of its membership interest.  The arbitrator awarded damages to the Company totaling $573,469, comprised of the return of cash amounts previously paid by the Company to Pinnacle, certain expenses paid by the Company towards production in Peru, and attorneys fees.  Notes payable to Pinnacle totaling $440,000 previously recorded by the Company were extinguished pursuant to the arbitration decision, significantly improving our financial position.  Our deposit of $190,000, previously held in a legal escrow account, was returned to us as a result of the favorable ruling in the Pinnacle arbitration.  The ultimate collection of the damages awarded in the arbitration is uncertain.

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

The parties involved in the mineral property projects in Peru were not able to finalize the transfer agreements to be filed with Peruvian governmental authorities to affect the transfer to us of the mineral properties in Peru.  Therefore, we have discontinued our efforts in Peru and contend nothing further is payable by us under these promissory notes.  The ultimate disposition of the convertible notes payable to SV is dependent on the resolution of related legal actions described elsewhere in this report.  We are currently unable to predict the ultimate outcome of these matters.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the six months ended June 30, 2015, net cash used in operating activities was $398,153 as a result of non-cash gains totaling $464,059, increase in prepaid expenses and other current assets of $19,010, and decreases in accounts payable of $115,723 and accrued liabilities of $60,852, partially offset by net income of $71,415, non-cash expense of $76 and decrease in deposits of $190,000.

During the six months ended June 30, 2014, net cash used in operating activities was $1,097,057 as a result non-cash gains totaling $3,325,993, increase in prepaid expenses and other current assets of $215,413, and decreases in accounts payable of $364,158 and accrued liabilities of $137,012, partially offset by net income of $2,441,287 and total non-cash expenses of $504,232.

During the six months ended June 30, 2014, we had net cash provided by investing activities of $2,478,885, consisting primarily of proceeds from the sale of our 10% ownership interest in the Santa Rosa, Panama gold project.  During the six months ended June 30, 2015, we had no net cash provided by or used in investing activities.

During the six months ended June 30, 2014, net cash used in financing activities was $49,075, comprised of payments of notes payable of $59,075, partially offset by proceeds from the issuance of common stock of $10,000.  During the six months ended June 30, 2015, we had no net cash provided by or used in financing activities.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Due to lack of funding, we significantly scaled back our operations, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at June 30, 2015 we had insufficient segregation of accounting and financial reporting duties.  We consider these matters to be material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation (“Pinnacle”), sued the Company, seeking payments allegedly due on two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as “Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK.”  The Company filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties submitted the dispute to binding arbitration in Reno, Nevada.

The arbitration proceedings were completed, and on June 4, 2015, the arbitrator ruled in favor of the Company and denied the claims of Pinnacle.  The arbitrator found that Pinnacle committed fraud in the sale of its membership interest.  The arbitrator awarded damages to the Company totaling $573,469, comprised of the return of cash amounts previously paid by the Company to Pinnacle, certain expenses paid by the Company towards production in Peru, and attorneys fees.  Notes payable to Pinnacle totaling $440,000 previously recorded by the Company were extinguished pursuant to the arbitration decision.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2015, we had no sales of unregistered securities.

Item 3.  Defaults Upon Senior Securities

Not applicable for the three months ended June 30, 2015.

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

GOLDEN PHOENIX MINERALS, INC.

Date: August 11, 2015	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: August 11, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer