Form 10-Q
period 2015-09-30
GOLDEN PHOENIX MINERALS INC
filed 2015-11-04
CIK 1042784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Registrant's telephone number, including area code (801) 418-9378

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☒

As of November 4, 2015 there were 461,770,907 outstanding shares of the registrant's common stock.

GOLDEN PHOENIX MINERALS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31,
	(Unaudited)	2014
ASSETS

Current assets:
Cash	$90,188	$642,990
Prepaid expenses and other current assets	23,412	12,991
Deposits	-	190,000
Marketable securities	13,442	65,999
Total current assets	127,042	911,980

Other assets	-	76

Total assets	$127,042	$912,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$544,787	$560,674
Accrued liabilities	263,130	377,596
Notes payable	-	1,353,223
Total current liabilities	807,917	2,291,493

Long-term note payable	45,000	-

Total liabilities	852,917	2,291,493

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value, 50,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value, 800,000,000 shares authorized, 461,770,907 and 456,773,907 shares issued and outstanding, respectively	461,771	456,774
Additional paid-in capital	59,797,255	58,877,973
Treasury stock, 415,392 shares at cost	(49,008)	(49,008)
Accumulated other comprehensive loss	-	(38,680)
Accumulated deficit	(60,935,893)	(60,626,496)
Total stockholders' deficit	(725,875)	(1,379,437)

Total liabilities and stockholders' deficit	$127,042	$912,056

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating costs and expenses:
Exploration and evaluation expenses	53,042	56,287	53,042	173,853
General and administrative expenses	238,286	141,971	645,699	418,510
Depreciation and amortization expense	-	228	76	684

Total operating costs and expenses	291,328	198,486	698,817	593,047

Loss from operations	(291,328)	(198,486)	(698,817)	(593,047)

Other income (expense):
Interest and other income	21	270	146	481
Foreign currency gain	14,477	10,327	40,056	11,134
Gain on extinguishment of debt	-	300	453,200	816,408
Interest expense	(52)	(650)	(52)	(45,932)
Investment loss	(103,930)	-	(103,930)	-
Loss on derivative liability	-	-	-	(445,881)
Gain on disposition of assets	-	-	-	2,509,885

Total other income (expense)	(89,484)	10,247	389,420	2,846,095

Income (loss) before income taxes	(380,812)	(188,239)	(309,397)	2,253,048
Provision for income taxes	-	-	-	-

Net income (loss)	(380,812)	(188,239)	(309,397)	2,253,048

Other comprehensive loss – decrease in unrealized loss on marketable securities	93,895	-	38,680	-

Total comprehensive income (loss)	$(286,917)	$(188,239)	$(270,717)	$2,253,048

Income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average number of common shares outstanding:
Basic	457,931,603	456,358,515	456,886,717	447,330,672
Diluted	457,931,603	456,358,515	456,886,717	451,384,726

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(309,397)	$2,253,048
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	76	684
Stock-based compensation	3,056	-
Foreign currency gain	(12,693)	-
Gain on extinguishment of debt	(453,200)	(816,408)
Investment loss	103,930	-
Common stock issued for exploration and evaluation expenses	-	35,300
Common stock issued for services	-	5,250
Amortization of debt issuance costs to interest expense	-	4,719
Amortization of debt discount to interest expense	-	12,626
Loss on derivative liability	-	445,881
Gain on disposition of assets	-	(2,509,885)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(10,421)	(207,945)
Decrease in deposits	190,000	-
Increase (decrease) in accounts payable	(6,687)	(504,554)
Increase (decrease) in accrued liabilities	(57,466)	(129,307)

Net cash used in operating activities	(552,802)	(1,410,591)

Cash flows from investing activities:
Proceeds from the disposition of assets, net of fees and costs	-	2,478,885

Net cash provided by investing activities	-	2,478,885

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	10,000
Payments of notes payable	-	(59,075)
Payment of amounts due to related party	-	(85,000)

Net cash used in financing activities	-	(134,075)

Net increase (decrease) in cash	(552,802)	934,219
Cash, beginning of the period	642,990	4,925

Cash, end of the period	$90,188	$939,144

See accompanying notes to condensed consolidated financial statements

GOLDEN PHOENIX MINERALS, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2015
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Golden Phoenix Minerals, Inc. (the "Company") is a United States mining and exploration company with significant property holdings in the Silver Peak Mining District near Tonopah, Nevada.  Pending requisite funding, the Company seeks to maximize the value of its gold and silver assets through exploration, joint venture, or mineral royalties.

The Company was formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada in May 2008.

The accompanying condensed consolidated financial statements include the accounts of the Company and of Ra Minerals, Inc. ("Ra Minerals"), a wholly owned subsidiary.  All intercompany accounts and balances have been eliminated in consolidation.

The interim financial information of the Company as of September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2014 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,935,893 and a total stockholders' deficit of $725,875 at September 30, 2015.  We currently have no operating revenues.

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

NOTE 3 – MINERAL PROPERTIES

Our current efforts are focused on our mining properties in Nevada.  These properties are early exploration stage and we have not developed any significant future exploration plans due to the lack of funding.

We have entered into an agreement to acquire an 80% interest in the "Mhakari Properties", which include the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and Galena Flat Gold Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada.   In addition, we entered into an agreement to acquire the rights to the "North Springs" properties consisting of 16 unpatented lode mining claims in three claim blocks on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property.

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

Amended and Restated Option Agreement

On February 26, 2013, we entered into an Amended and Restated Option Agreement with Mhakari Gold (Nevada) Inc. ("Mhakari") with respect to the Mhakari Properties, which terminated all rights and obligations under prior agreements and restated the parties' agreement with respect to each of the Mhakari Properties.

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

Exploration and Mining Lease with Options to Purchase Agreement

Under the terms of an Exploration and Mining Lease with Options to Purchase Agreement effective June 17, 2013 (the "North Springs Agreement"), we acquired the rights to the 16 unpatented lode mining claims comprising the North Springs Properties on BLM lands in Esmeralda County, Nevada, located near the operating Mineral Ridge gold project.  As required by the North Springs Agreement, we made advance royalty payments of $5,000 cash in June 2013 and issued 1,000,000 shares of our common stock in July 2013.  We are further obligated to make the following payments under the terms of the North Springs Agreement:

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

Subject to prior termination, the term of the North Springs Agreement shall be for a period of twenty years commencing on the effective date.  The Company is obligated to pay a production royalty equal to three percent of the Net Smelter Returns ("NSR") from the production or sale of minerals from the North Springs Properties and meet defined minimum annual work commitments ranging from $10,000 in the first year to $100,000 beginning in the fifth year and thereafter.

The terms of the Second Anniversary of Effective Date, or June 17, 2015, were amended pursuant to the terms of a Memorandum of Understanding dated October 1, 2015 (see Note 15).

NOTE 4 – MARKETABLE SECURITIES

In October 2014, we participated in a private placement in Ximen Mining Corp. ("Ximen"), a Canadian publicly listed mineral exploration company, with an investment of $124,000.   We purchased 450,000 units consisting of one common share and one non-transferable warrant entitling us to purchase one further common share of Ximen at an exercise price of $0.40 per warrant share for a period of two years.  Ximen is focused on the exploration and development of gold projects in southern British Columbia and currently has a 100% interest in two properties: the Gold Drop Project and the Brett Gold Project.

These marketable securities are recorded at market value, with market value based on market quotes.  We classified these marketable securities as securities held-for-sale in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses resulting from changes in market value were recorded as other comprehensive income, a component of stockholders' equity in our consolidated balance sheet.  During the three months ended September 30, 2015, we determined that the unrealized losses were other than temporary, and we recognized an investment loss of $103,930.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	September 30, 2015	December 31, 2014

Accrued payroll and related	$17,500	$17,500
Liabilities assumed in Ra Minerals acquisition	132,518	153,096
Legal and consulting fees	113,060	145,000
Put option liability	-	50,000
Other	52	12,000

	$263,130	$377,596

NOTE 6 – NOTES PAYABLE AND EXTINGUISHMENT OF DEBT

Our current notes payable consisted of the following at:

	September 30, 2015	December 31, 2014

Convertible note extinguished in settlement agreement	$-	$500,000
Convertible note extinguished in settlement agreement	-	413,223
Note payable to Pinnacle, extinguished in arbitration proceedings	-	190,000
Convertible note payable to Pinnacle, extinguished in arbitration proceedings	-	250,000

	$-	$1,353,223

Effective September 24, 2015, the Company reached a settlement and mutual release agreement with David A. Caldwell ("Caldwell") et al regarding litigation pertaining to a Peruvian mining venture (the "Agreement") (see Note 12).  Settlement terms included the extinguishment of disputed Company notes payable totaling $913,223.  Caldwell is a former officer and director of the Company, and the $913,223 gain on extinguishment of the notes payable has been recorded as a contribution to capital of the Company.

The Company agreed to pay Caldwell $45,000 in consulting fees, which had been accrued prior to the settlement and included in accrued expenses.  The amount has been included in a long-term promissory note payable that is unsecured, bears interest at an annual rate of 6% and is payable September 24, 2017.

The two notes payable to Pinnacle Minerals Corporation ("Pinnacle") resulted from an Amendment to Membership Interest Purchase Agreement whereby we purchased Pinnacle's membership interest in Molyco, LLC, which owned or controlled portions of mineral properties in Peru.  Pinnacle initiated legal action against the Company related to these unpaid obligations and the parties submitted the dispute to binding arbitration.  The arbitration proceedings were completed, and on June 4, 2015, the arbitrator ruled in favor of the Company and denied the claims of Pinnacle (see Note 12).  Therefore, the two notes payable to Pinnacle have been eliminated and a gain on extinguishment of debt totaling $440,000 was recorded in our condensed consolidated financial statements for the nine months ended September 30, 2015.

NOTE 7 – STOCKHOLDERS' DEFICIT

We have 50,000,000 shares of no par value, non-voting convertible preferred stock authorized.  As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

We also have 800,000,000 shares of $0.001 par value common stock authorized.

During the nine months ended September 30, 2015, we cancelled 3,000 shares of our common stock, reducing common stock and increasing additional paid-in capital by $3 for the par value of the stock.  We issued a total of 5,000,000 shares of our common stock to our directors in payment of services valued at $8,000.

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

As of September 30, 2015 and December 31, 2014, we had 415,392 shares of our common stock acquired in a previous stock repurchase program that are recorded as treasury shares at a cost of $49,008.

NOTE 8 – STOCK WARRANTS

We have issued warrants to purchase shares of our common stock in connection with equity financing agreements and pursuant to certain consulting agreements.

A summary of the status of our stock warrants as of September 30, 2015 and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	19,650,000	$0.043

Granted	-
Canceled / Expired	(4,000,000)	$0.50
Exercised	-

Outstanding, vested and exercisable, September 30, 2015	15,650,000	$0.042

The following summarizes the exercise price per share and expiration date of our outstanding warrants to purchase common stock at September 30, 2015:

Expiration Date	Price	Number

2017	$0.06	2,500,000
2017	$0.04	4,000,000
2017	$0.08	4,000,000
2017	$0.05	150,000
2019	$0.003	5,000,000

		15,650,000

NOTE 9 – STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the estimated value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests in general and administrative expenses.  Stock-based compensation expense, included in general and administrative expenses, was $3,056 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we granted our directors options to purchase a total of 1,500,000 shares of our common stock at an exercise price of $0.0022 per share.  We estimated the grant date fair value of these options at $0.002 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.58%
Expected life in years	5.0
Dividend yield	0%
Expected volatility	124.32%

The following table summarizes the stock option activity during the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,300,000	$0.08
Granted	1,500,000	$0.0022
Exercised	-
Expired or cancelled	(200,000)	$0.04

Outstanding, vested and exercisable at September 30, 2015	4,600,000	$0.05	2.59	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0022 as of September 30, 2015 that would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2015, there was no future compensation cost related to non-vested stock-based awards not yet recognized in our condensed consolidated statements of operations and comprehensive loss.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average number of shares outstanding - basic	457,931,603	456,358,515	456,886,717	447,330,672
Dilutive effect of stock options and warrants	-	-	-	4,054,054

Weighted average number of shares outstanding - diluted	457,931,603	456,358,515	456,886,717	451,384,726

As of September 30, 2015, we had outstanding options and warrants to purchase a total of 20,250,000 common shares that could have a future dilutive effect on the calculation of earnings per share.

NOTE 11 – COMPENSATION AGREEMENTS

Donald B. Gunn

On December 7, 2011, we entered into a Consulting Agreement (the "Gunn Consulting Agreement) with Donald Gunn, whereby Mr. Gunn is to provide services to the Company in his role as President of the Company.  Mr. Gunn was appointed President of the Company effective March 15, 2011.  Pursuant to the Gunn Consulting Agreement, the Company currently compensates Mr. Gunn at $9,000 per month.

Dennis P. Gauger

Pursuant to an Independent Contractor Agreement dated January 17, 2013, we currently compensate Dennis Gauger, our Chief Financial Officer, at $5,000 per month.

Board of Directors

We currently compensate the members of our Board of Directors at $1,000 per month.

NOTE 12 – LEGAL MATTERS

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell ("Caldwell"), Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a former member of the Board of Directors of the Company.  We subsequently entered into a settlement agreement with Mr. Klein to remove him from this case.

On September 24, 2015, we reached a settlement and mutual release agreement (the "Agreement") with Caldwell et al whereby the parties agreed to settle all disputes and the lawsuit originally filed by us in October 2013.  In regards to the legal action and counter claims between the parties and our current knowledge of these matters, we are satisfied that Caldwell and the other parties to the litigation committed no fraud.  Settlement terms included the extinguishment of disputed Company notes payable totaling $913,223 (see Note 6) and forgiveness of approximately $190,000 in unaccrued disputed invoices related to Peruvian operations.

In addition, Caldwell granted to the Company an option to purchase up to 1,000,000 shares owned by Caldwell in a private Canadian mining company in four blocks of stock, each comprising 250,000 shares, for a defined purchase price (the "Stock Options").  The Company will have the right to purchase one or all blocks of stock at any time beginning at the close of a current financing by the Canadian mining company and continuing until the 24-month anniversary of the Agreement.

The Company agreed to pay Caldwell $45,000 in consulting fees, which amount has been included in a long-term promissory note payable.   The long-term note payable is unsecured, bears interest at an annual rate of 6% and is payable September 24, 2017.

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation ("Pinnacle"), sued the Company, seeking payments allegedly due on two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as "Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK."  The Company filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties submitted the dispute to binding arbitration in Reno, Nevada.

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

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2015 and 2014, we made no cash payments for income taxes.

During the nine months ended September 30, 2015 and 2014, we made cash payments for interest totaling $0 and $19,457, respectively.

During the nine months ended September 30, 2015, we had the following non-cash financing and investing activities:

●	Decreased marketable securities and increased accumulated other comprehensive loss by $65,250.
●	Decreased common stock and increased additional paid-in capital by $3.
●	Decreased accounts payable by $8,000, increased common stock by $5,000 and increased additional paid-in capital by $3,000 for common shares issued to our directors.
●	Decreased notes payable and increased additional paid-in capital by $913,223 for related party notes payable settled and recorded as a contribution to capital.
●	Decreased accrued liabilities and increased long-term note payable by $45,000 for note payable resulting from a settlement and mutual release agreement.

During the nine months ended September 30, 2014, we had the following non-cash financing and investing activities:

●
Decreased accrued interest payable by $1,700, decreased notes payable by $15,685, decreased debt discount by $2,967, decreased derivative liability by $52,106, increased common stock by $37,192 and increased additional paid-in capital by $30,084 for common shares issued in conversion of debt.

●	Decreased accrued liabilities by $21,600, increased common stock by $6,000 and increased additional paid-in capital by $15,600 for common shares issued for accrued liabilities.
●	Decreased accounts payable and increased additional paid-in capital by $143 for warrants issued for accounts payable.
●	Decreased accounts payable and increased additional paid-in capital by $279,465 for related party accounts payable settled and recorded as a contribution to capital.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

Effective October 1, 2015, the parties to the North Springs Exploration and Mining Lease with Options to Purchase Agreement (Note 3) entered into a Memorandum of Understanding to amend the terms of the Second Anniversary of Effective Date, or June 17, 2015.  The terms were changed as follows:

●	The cash payment of $15,000 was reduced to $6,000, with a payment of $3,000 paid no later than October 1, 2015 and a payment of $3,000 paid no later than April 1, 2016.

●	The stock distribution of 1,000,000 common shares of the Company will be increased to 2,000,000 common shares to be issued upon the request of the owners.

●	The work commitment of $25,000 will be reduced to zero.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our growth strategies, (c) our expectations regarding property acquisitions or exploration plans, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition" as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the "SEC") and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

OVERVIEW

We are a mining and exploration company, formed in Minnesota on June 2, 1997 and reincorporated in the State of Nevada in May 2008.

Our business includes acquiring mineral properties with potential production and future growth through exploration discoveries.  We currently have significant property holdings in the Silver Peak Mining District near Tonopah, Nevada.  Pending requisite funding, we will seek to maximize the value of our gold and silver assets through exploration, joint venture, or mineral royalties.

We have entered into an agreement to acquire an 80% interest in the Vanderbilt Silver and Gold Project, the Coyote Fault Gold and Silver Project, and claims that are an extension to the Coyote Fault property, all located adjacent to the producing Mineral Ridge property near Silver Peak, Nevada (the "Mhakari Properties").  In addition, we entered into an agreement to acquire the rights to 16 unpatented lode mining claims on BLM lands in Esmeralda County, Nevada, also located near the Mineral Ridge property (the "North Springs Properties").

We have contracted the professional mining services of Cardno MM&A ("Cardno") to perform the technical evaluation of our Nevada mineral properties.  We began first round evaluation on the Vanderbilt property, which we believe is a viable gold and silver exploration project.   With the assistance of Cardno, we are currently permitting an exploration drilling program including up to 20 exploration drill holes using reverse circulation ("RC").  Other highlights include establishing survey control of the property's three patent claims from 1876, contracting heavy equipment for access road improvement and drill pad construction, and establishing a strong, positive relationship with the local lead regulator office. We have also spent time evaluating the North Springs Properties, and have decided to defer future work on them.

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

GOING CONCERN UNCERTAINTY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have a history of operating losses since our inception in 1997, and have an accumulated deficit of $60,935,893 and a total stockholders' deficit of $725,875 at September 30, 2015.  We currently have no operating revenues.

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

Marketable Securities

Marketable securities consist of investments in common stock of a publicly held mining company.  The marketable securities are stated at market value, with market value based on market quotes.  Unrealized gains and losses resulting from changes in market value are recorded as other comprehensive income, a component of stockholders' equity in our consolidated balance sheet.  Realized gains and losses resulting from the sale or disposition of marketable securities are reflected in net income or loss for the period.  Estimated impairment losses that are determined to be other-than-temporary are included in net income or loss for the period.

Property and Equipment

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves.  As of September 30, 2015 and December 31, 2014, we had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Mineral Property Acquisition Costs

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable.  Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property.  Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed at the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves.  As of September 30, 2015 and December 31, 2014, we had no capitalized mineral property acquisition costs.

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

On a periodic basis, if warranted based on our property portfolio and the stage of development of each property, management would review the reserves that reflect estimates of the quantities and grades of metals at our mineral properties which management believes can be recovered and sold at prices in excess of the total cost associated with mining and processing the mineralized material.  Management's calculations of proven and probable ore reserves would be based on, along with independent consultant evaluations, in-house engineering and geological estimates using current operating costs, metals prices and demand for the metals. Periodically, management may obtain external determinations of reserves.

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

At September 30, 2015 and December 31, 2014, we had no mining projects that had advanced to the stage where closure, reclamation and remediation costs were required to be accrued.

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

Income Taxes

We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of September 30, 2015 and December 31, 2014, we had fully reduced our net deferred tax assets by recording a 100% valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

We currently have no operating revenues and accordingly, reported no revenues for the three months and nine months ended September 30, 2015 and 2014.

Operating Costs and Expenses

Exploration and evaluation expenses were $53,042 and $56,287 for the three months ended September 30, 2015 and 2014, respectively, and $53,042 and $173,853 for the nine months ended September 30, 2015 and 2014, respectively. The expenses in the current year consist of claim filing fees and contract services for the technical evaluation of our Nevada properties.  Exploration and evaluation expenses during the nine months ended September 30, 2014 also included payments for our Nevada properties required by the related option and acquisition agreements.

Our exploration projects currently do not have reserves.  The Mhakari and North Springs Properties in Nevada are currently our only mineral properties.  Exploration and evaluation activities will increase as funding permits.  More detailed explanations of these mineral properties are provided in Note 3 to our condensed consolidated financial statements.

General and administrative expenses were $238,286 and $141,971 for the three months ended September 30, 2015 and 2014, respectively, and $645,699 and $418,510 for the nine months ended September 30, 2015 and 2014, respectively.  These expenses include investor relations, consulting fees for our officers and directors, legal and professional fees, other outside consulting fees, travel and stock-based compensation expense.  The increase in our general and administrative expenses in the current year is due primarily to ongoing legal expenses.

Depreciation and amortization expense is not currently material to our consolidated financial statements and was $0 and $228 for the three months ended September 30, 2015 and 2014, respectively, and $76 and $684 for the nine months ended September 30, 2015 and 2014, respectively.  All of our depreciable assets are fully depreciated.

Other Income (Expense)

Interest and other income currently are not material to our condensed consolidated financial statements, and totaled $21 and $270 for the three months ended September 30, 2015 and 2014, respectively, and $146 and $481 for the nine months ended September 30, 2015 and 2014, respectively.

We reported a foreign currency gain of $14,477 and $10,327 for the three months ended September 30, 2015 and a foreign currency gain of $40,056 and $11,134 for the nine months ended September 30, 2015 and 2014, respectively.  The amount of the foreign currency gain or loss will fluctuate from period to period depending on the balance maintained in foreign bank accounts, our foreign investments, and changes in foreign exchange rates.

We reported a gain on extinguishment of debt of $0 and $300 for the three months ended September 30, 2015 and 2014, respectively, and $453,200 and $816,408 for the nine months ended September 30, 2015 and 2014, respectively.  The gain on extinguishment of debt in the current year resulted primarily from the favorable arbitration ruling where notes payable to Pinnacle were extinguished.  A significant portion of the gain in the prior year resulted from the repayment of convertible debt or the conversion of convertible debt into shares of our common stock where related derivative liabilities were extinguished.  We have also had favorable results from efforts to settle other outstanding obligations.

Interest expense was $52 and $650 for the three months ended September 30, 2015 and 2014, respectively, and $52 and $45,282 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in interest expense was due primarily to the repayment in full of convertible notes payable to an institutional investor during the first three months of the prior year.

We reported an investment loss of $103,930 for the three months and nine months ended September 30, 2015.  We concluded that the unrealized losses on our investment in Ximen Mining Corp. were other than temporary, and we recognized an investment loss of $103,930.

We reported a loss on derivative liability of $445,881 for the nine months ended September 30, 2014 related to convertible notes payable to an institutional investor.  We estimated the fair value of the derivative for the conversion feature of the notes at the inception of each note and at each subsequent report date or date of conversion or payment using the Black-Scholes pricing model, resulting in a gain or loss on derivative liability.  As discussed above, we repaid the convertible notes payable during the first three months of the prior year.

We reported a gain on disposition of assets of $2,509,885 in nine months ended September 30, 2014 resulting primarily from the sale of our 10% interest in the Santa Rosa Gold Mine, net of certain fees and expenses.  We had no gain or loss on disposition of assets in the three months and nine months ended September 30, 2015.

Net Income (Loss)

As a result, we reported a net loss of $380,812 and $188,239 for the three months ended September 30, 2015 and 2014, respectively, and a net loss of $309,397 and net income of $2,253,048 for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses since our inception in 1997, and had an accumulated deficit of $60,935,893 and a total stockholders' deficit of $725,875 at September 30, 2015.  At September 30, 2015, we had current assets of $127,042 and current liabilities of $807,917, resulting in a working capital deficit of $680,875.  Included in current assets at September 30, 2015 was cash of $90,188, substantially all of which is deposited in a corporate savings account.  We currently do not have sufficient cash to fund our operations for the next twelve months.

Our financial position has been significantly improved by the successful completion or settlement of legal matters that have been ongoing for several months.

Effective September 24, 2015, we reached a settlement and mutual release agreement with David A. Caldwell ("Caldwell") et al regarding litigation pertaining to a Peruvian mining venture.  Settlement terms included the extinguishment of disputed Company notes payable totaling $913,223.  Caldwell is a former officer and director of the Company, and the $913,223 gain on extinguishment of the notes payable has been recorded as a contribution to capital of the Company.

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

Long-Term Note Payable

As part of the settlement and mutual release agreement discussed above, we agreed to pay Caldwell $45,000 in back consulting fees, which amount has been included in a promissory note payable.   The long-term note payable is unsecured, bears interest at an annual rate of 6% and is payable September 24, 2017.

Net Cash Provided By or Used In Operating, Investing and Financing Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $552,802 as a result of our net loss of $309,397, non-cash gains totaling $465,893, increase in prepaid expenses and other current assets of $10,421, and decreases in accounts payable of $6,687 and accrued liabilities of $57,466, partially offset by non-cash expenses totaling $107,062 and decrease in deposits of $190,000.

During the nine months ended September 30, 2014, net cash used in operating activities was $1,410,591 as a result non-cash gains totaling $3,326,293, increase in prepaid expenses and other current assets of $207,945, and decreases in accounts payable of $504,554 and accrued liabilities of $129,307, partially offset by net income of $2,253,048 and total non-cash expenses of $504,460.

During the nine months ended September 30, 2014, we had net cash provided by investing activities of $2,478,885, consisting primarily of proceeds from the sale of our 10% ownership interest in the Santa Rosa, Panama gold project.  During the nine months ended September 30, 2015, we had no net cash provided by or used in investing activities.

During the nine months ended September 30, 2014, net cash used in financing activities was $134,075, comprised of payments of notes payable of $59,075 and payment of amounts due to related party of $85,000, partially offset by proceeds from the issuance of common stock of $10,000.  During the nine months ended September 30, 2015, we had no net cash provided by or used in financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Due to lack of funding, we significantly scaled back our operations, including eliminating certain employees with accounting and administrative responsibilities.  As a result, at September 30, 2015 we had insufficient segregation of accounting and financial reporting duties.  We consider these matters to be material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the lack of segregation of duties described above, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 24, 2013, we filed a lawsuit in the Second Judicial District Court for the State of Nevada (Golden Phoenix Minerals, Inc. vs. David A. Caldwell ("Caldwell"), Tom Klein, et al., case number CV 13-02332) alleging breaches by the defendants of various contracts and duties owed by the defendants to the Company, together with claims for fraud and breach of contract, conspiracy and other claims, relating primarily to the facts and circumstances surrounding the transaction we entered into with Pinnacle as discussed above, and related business and financial transactions among the parties.  Caldwell is a former Chief Executive Officer and former member of the Board of Directors of the Company.  Mr. Klein is a former Chief Executive Officer and a former member of the Board of Directors of the Company.  We subsequently entered into a settlement agreement with Mr. Klein to remove him from this case.

On September 24, 2015, we reached a settlement and mutual release agreement (the "Agreement") with Caldwell et al whereby the parties agreed to settle all disputes and the lawsuit originally filed by us in October 2013.  In regards to the legal action and counter claims between the parties and our current knowledge of these matters, we are satisfied that Caldwell and the other parties to the litigation committed no fraud.  Settlement terms included the extinguishment of disputed Company notes payable totaling $913,223 and forgiveness of approximately $190,000 in unaccrued disputed invoices related to Peruvian operations.

In addition, Caldwell granted to the Company an option to purchase up to 1,000,000 shares owned by Caldwell in a private Canadian mining company in four blocks of stock, each comprising 250,000 shares, for a defined purchase price (the "Stock Options").  The Company will have the right to purchase one or all blocks of stock at any time beginning at the close of a current financing by the Canadian mining company and continuing until the 24-month anniversary of the Agreement.

The Company agreed to pay Caldwell $45,000 in consulting fees, which amount has been included in a long-term promissory note payable.   The long-term note payable is unsecured, bears interest at an annual rate of 6% and is payable September 24, 2017.

On May 22, 2013, Pinnacle Minerals Corporation, a Florida corporation ("Pinnacle"), sued the Company, seeking payments allegedly due on two promissory notes issued in connection with a membership interest purchase agreement entered into as of March 7, 2011, relating to a Peruvian mining venture.  The case was filed in the United States District Court for the District of Nevada, as "Pinnacle Minerals Corporation v. Golden Phoenix Minerals, Inc., Case number 2:13 – CV – 00915 – MMD – NJK."  The Company filed a motion to stay the litigation and compel arbitration, pursuant to a provision of the subject purchase agreement.  Based on negotiations, and agreement and stipulation between the parties, this case was dismissed on July 22, 2013.  The parties submitted the dispute to binding arbitration in Reno, Nevada.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2015, we issued a total of 5,000,000 shares of unregistered common stock to our directors for services valued at $8,000: 1,875,000 shares to Donald Gunn; 1,875,000 shares to Dennis Gauger and 1,250,000 shares to Patrick Highsmith.

The issuance of the common stock was conducted in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities

Not applicable.

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

*Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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
GOLDEN PHOENIX MINERALS, INC.

Date: November 4, 2015	By:	/s/ Donald Gunn
Name: Donald Gunn
Title: President and Chairman of Interim Governing Board, Principal Executive Officer

Date: November 4, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer